Form 10-Q
period 2010-06-30
KKR & Co. L.P.
filed 2010-08-12
CIK 1404912

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from to .

Commission File Number 001-34820

KKR & CO. L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	26-0426107 (I.R.S. Employer Identification Number)

9 West 57th Street, Suite 4200
New York, New York 10019
Telephone: (212) 750-8300
(Address, zip code, and telephone number, including
area code, of registrant's principal executive office.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 10, 2010, there were 204,902,226 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q
For the Quarter Ended June 30, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate" or the negative version of these words or other comparable words. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in our prospectus dated July 6, 2010, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on July 7, 2010, which is accessible on the SEC's website at sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the prospectus. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	June 30, 2010	December 31, 2009
Assets
Cash and Cash Equivalents	$491,857	$546,739
Cash and Cash Equivalents Held at Consolidated Entities	467,885	282,091
Restricted Cash and Cash Equivalents	42,231	72,298
Investments, at Fair Value	32,114,939	28,972,943
Due From Affiliates	133,366	123,988
Other Assets	566,659	223,052

Total Assets	$33,816,937	$30,221,111

Liabilities and Equity
Debt Obligations	$1,292,639	$2,060,185
Due to Affiliates	3,768	87,741
Accounts Payable, Accrued Expenses and Other Liabilities	809,179	711,704

Total Liabilities	2,105,586	2,859,630

Commitments and Contingencies
Equity
KKR & Co. L.P. Partners' Capital (204,902,226 common units issued and outstanding as of June 30, 2010 and December 31, 2009)	1,112,284	1,012,656
Accumulated Other Comprehensive Income	557	1,193

Total KKR & Co. L.P. Partners' Capital	1,112,841	1,013,849
Noncontrolling Interests in Consolidated Entities	26,762,305	23,275,272
Noncontrolling Interests held by KKR Holdings L.P.	3,836,205	3,072,360

Total Equity	31,711,351	27,361,481

Total Liabilities and Equity	$33,816,937	$30,221,111

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Fees	$87,070	$51,482	$193,101	$90,552

Expenses
Employee Compensation and Benefits	348,621	47,907	714,152	93,449
Occupancy and Related Charges	9,510	9,781	19,195	18,666
General, Administrative and Other	58,046	28,477	135,770	65,880
Fund Expenses	14,409	11,557	24,777	24,485

Total Expenses	430,586	97,722	893,894	202,480

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,031,568	2,218,980	3,318,121	1,498,131
Dividend Income	147,373	76,942	590,280	77,642
Interest Income	56,152	31,780	104,455	58,862
Interest Expense	(10,134)	(20,092)	(23,961)	(42,370)

Total Investment Income (Loss)	1,224,959	2,307,610	3,988,895	1,592,265

Income (Loss) Before Taxes	881,443	2,261,370	3,288,102	1,480,337
Income Taxes	31,283	159	44,735	1,690

Net Income (Loss)	850,160	2,261,211	3,243,367	1,478,647
Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	676,816	1,895,385	2,663,946	1,167,404
Less: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	143,437	—	435,678	—

Net Income (Loss) Attributable to KKR & Co. L.P.	$29,907	$365,826	$143,743	$311,243

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.15		$0.70
Diluted	$0.15		$0.70
Weighted Average Common Units Outstanding
Basic	204,902,226		204,902,226
Diluted	204,902,226		204,902,226

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Partners' Capital	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests held by KKR Holdings L.P.	Total Comprehensive Income	Total Equity
Balance at January 1, 2009	$150,634	$1,245	$19,698,478	$—		$19,850,357

Comprehensive Income:
Net Income	311,243		1,167,404	—	$1,478,647	1,478,647
Other Comprehensive Income—Currency Translation Adjustment		2,314	6	—	2,320	2,320

Total Comprehensive Income					$1,480,967

Capital Contributions	15,193		753,557	—		768,750
Capital Distributions	(78,708)		(234,443)	—		(313,151)

Balance at June 30, 2009	$398,362	$3,559	$21,385,002	$—		$21,786,923

		KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests held by KKR Holdings L.P.	Total Comprehensive Income	Total Equity
Balance at January 1, 2010	204,902,226	$1,012,656	$1,193	$23,275,272	$3,072,360		$27,361,481

Comprehensive Income:
Net Income	—	143,743		2,663,946	435,678	$3,243,367	3,243,367
Other Comprehensive Income—Currency Translation Adjustment			(636)	(25)	(1,484)	(2,145)	(2,145)

Total Comprehensive Income						$3,241,222

Capital Contributions	—	—		2,599,187	480,782		3,079,969
Capital Distributions	—	(44,115)		(1,776,075)	(151,131)		(1,971,321)

Balance at June 30, 2010	204,902,226	$1,112,284	$557	$26,762,305	$3,836,205		$31,711,351

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$3,243,367	$1,478,647
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Non-Cash Equity Based Payments	478,811	—
Net Realized (Gains) Losses on Investments	(541,937)	511,285
Change in Unrealized (Gains) Losses on Investments	(2,776,184)	(2,009,416)
Other Non-Cash Amounts	(15,236)	3,868
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(188,437)	(43,616)
Change in Due from / to Affiliates	(114,489)	(6,051)
Change in Other Assets	(47,162)	206,274
Change in Accounts Payable, Accrued Expenses and Other Liabilities	164,621	(106,296)
Investments Purchased	(2,693,757)	(1,030,479)
Cash Proceeds from Sale of Investments	2,543,732	539,337

Net Cash Provided (Used) by Operating Activities	53,329	(456,447)

Cash Flows from Investing Activities
Change in Restricted Cash and Cash Equivalents	30,067	(18,306)
Purchase of Furniture, Equipment and Leasehold Improvements	(4,729)	(11,738)

Net Cash Provided (Used) by Investing Activities	25,338	(30,044)

Cash Flows from Financing Activities
Distributions to Noncontrolling Interests in Consolidated Entities	(1,776,075)	(234,443)
Contributions from Noncontrolling Interests in Consolidated Entities	2,599,187	753,557
Distributions to KKR Holdings L.P.	(151,131)	—
Contributions from KKR Holdings L.P.	1,971	—
Distributions to Partners	(44,115)	(78,708)
Contributions from Partners	—	15,193
Proceeds from Debt Obligations	148,000	174,703
Repayment of Debt Obligations	(911,386)	(109,429)
Deferred Financing Cost Returned	—	1,502

Net Cash Provided (Used) by Financing Activities	(133,549)	522,375

Net Change in Cash and Cash Equivalents	(54,882)	35,884
Cash and Cash Equivalents, Beginning of Year	546,739	198,646

Cash and Cash Equivalents, End of Year	$491,857	$234,530

Supplemental Disclosures of Cash Flow Information
Payments for Interest	$61,969	$24,740
Payments for Income Taxes	$37,442	$157
Supplemental Disclosures of Non-Cash Activities
Non-Cash Contributions from KKR Holdings L.P. for equity-based payments	$478,811	$—
Proceeds Due from Unsettled Investment Sales	$2,542	$632
Payments Due to Unsettled Investment Purchases	$39,375	$7,175
Change in Contingent Carried Interest Repayment Guarantee	$(21,138)	$—
Unrealized Gain (Losses) on Foreign Exchange on Debt Obligations	$6,260	$(8,869)
Conversion of Interest Payable into Debt Obligations	$2,100	$—
Net Realized and Unrealized Gains (Losses) on Foreign Exchange on Cash and Cash Equivalents Held at Consolidated Entities	$(2,643)	$10,706

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

        KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries ("KKR" or the "Partnership"), is a leading global alternative asset manager that is involved in providing a broad range of asset management services to investors and provides capital markets services for the firm, its portfolio companies and clients. Led by Henry Kravis and George Roberts, KKR conducts business through 14 offices around the world, which provide a global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR operates as a single professional services firm and carries out its investment activities under the KKR brand name.

        KKR & Co. L.P. was formed as a Delaware limited partnership on June 25, 2007 and its general partner is KKR Management LLC. The Partnership is the parent company of KKR Group Limited, which is the non-economic general partner of KKR Group Holdings L.P. ("Group Holdings"). Group Holdings holds a 30% economic interest in (i) KKR Management Holdings L.P. ("Management Holdings") through KKR Management Holdings Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, and (ii) KKR Fund Holdings L.P. ("Fund Holdings" and together with Management Holdings, the "KKR Group Partnerships") directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company that is a disregarded entity for U.S federal income tax purposes. The Partnership, through its controlling equity interests in the KKR Group Partnerships, is the holding partnership for the KKR business.

Reorganization and Combination Transactions

        Historically, KKR's business was conducted through multiple entities for which there was no single holding entity, but were under common control of senior KKR principals ("Senior Principals"), and in which Senior Principals and KKR's other principals and individuals held ownership interests (collectively, the "Predecessor Owners").

        KKR historically sponsored the investment vehicle KKR Private Equity Investors, L.P. ("KPE"), which is a Guernsey limited partnership that traded publicly on Euronext Amsterdam under the symbol "KPE" prior to October 1, 2009. KPE was controlled by Senior Principals through their general partner interest. Substantially all of the economic interests in KPE were held by third party investors through their limited partner interests. From the date of its formation, all of KPE's investments were made through another Guernsey limited partnership, KKR PEI Investments, L.P. ("KPE Investment Partnership"), of which KPE was the sole limited partner. The KPE Investment Partnership was controlled by Senior Principals through KKR's general partner interest. Substantially all of the economic interests in the KPE Investment Partnership were held by KPE through its limited partner interest. KPE was established solely to hold limited partner interests in the KPE Investment Partnership and since its inception, KPE had no substantive operating activities other than the investing activities conducted through the KPE Investment Partnership.

        In order to facilitate the Combination Transaction (defined below) KKR completed a series of transactions (the "Reorganization Transactions"), pursuant to which KKR's business was reorganized under the KKR Group Partnerships. The reorganization involved a contribution of certain equity interests in KKR's businesses that were held by KKR's Predecessor Owners to the KKR Group Partnerships in exchange for 100% of the interests in the KKR Group Partnerships.

        On October 1, 2009, KKR & Co. L.P. and KPE completed a transaction to combine the asset management business of KKR with the assets and liabilities of KPE (the "Combination Transaction").

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

The Combination Transaction involved the contribution of all of KPE's assets and liabilities to the KKR Group Partnerships in exchange for a 30% interest in the KKR Group Partnerships. The assets and liabilities contributed to the KKR Group Partnerships by KPE included $3.0 billion of limited partner interests in the KPE Investment Partnership, $470.3 million of cash and cash equivalents, and $19.4 million of net other liabilities. The net asset value per unit of KPE on the date of the Transactions was greater than the publicly-traded unit value of KPE on that same date. Due to a variety of reasons, including the fact that the holders of publicly traded units generally hold passive interests with little influence over the operations of a fund and its underlying investments and are not able to redeem their units at net asset value, net asset values of publicly traded closed-end funds are not necessarily correlated to the public market capitalization. The Combination Transaction was negotiated on an arms-length basis with the independent directors of KPE's general partner and unanimously approved by the board of directors of KPE's general partner, acting upon the unanimous recommendation of the independent directors of KPE's general partner. In addition, the Combination Transaction was consented to by holders of a majority of KPE units, excluding any KPE units whose consent rights were controlled by KKR or its affiliates.

        Common control transactions are accounted for under ASC 805-50. Because KPE, the KPE Investment Partnership and the other entities included in the consolidated and combined financial statements were under the common control of the Senior Principals both prior to and following the completion of the Transactions, in accordance with ASC 805-50 the Transactions are accounted for as transfers of interests under common control. Accordingly, no new basis of accounting has been established upon completion of the Transactions and Group Holdings carried forward the carrying amounts of assets and liabilities that were contributed to the KKR Group Partnerships.

        Similarly, because the Transactions did not result in a change of control, exchanges involving the various noncontrolling interests were accounted for as equity transactions in accordance with ASC 810-10-45-23. The carrying amount of noncontrolling interests associated with the KPE Investment Partnership was adjusted to zero to reflect the change in ownership interest from that of KPE to that of Group Holdings. Since KKR retained its controlling financial interest in the KKR business, no gain or loss was recognized in the accompanying consolidated and combined financial statements. This includes the exchange of the KPE Investment Partnership for a 30% economic interest in the Group Partnerships, and the exchange by KKR's other principals and individuals of their ownership interests in various entities included in the accompanying consolidated and combined financial statements before the Transactions for interests in KKR Holdings. The exchange of the KPE Investment Partnership for a 30% interest in the KKR Group Partnerships is reflected in the consolidated and combined financial statements as a reallocation of equity interests from noncontrolling interests to Group Holdings partners' capital. The contribution of ownership interests held by KKR's principals and other individuals is reflected in the consolidated and combined financial statements as a reallocation of equity interests from Group Holdings partners' capital to noncontrolling interests held by KKR Holdings.

        Upon completion of the Transactions, KPE changed its name to KKR & Co. (Guernsey) L.P. ("KKR Guernsey") and was traded publicly on Euronext Amsterdam under the symbol "KKR" from October 1, 2009 until it was delisted on July 15, 2010. KKR Guernsey held a 30% economic interest in the KKR Group Partnerships through Group Holdings and the Predecessor Owners retained a 70%

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

economic interest in the KKR Group Partnerships through KKR Holdings L.P. ("KKR Holdings"), a Cayman Islands exempted limited partnership.

U.S. Listing

        On July 15, 2010, KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE"). In connection with the NYSE listing , KKR Guernsey contributed its 30% interest held through Group Holdings to KKR & Co. L.P. in exchange for NYSE listed common units and distributed those common units to holders of KKR Guernsey units (referred to hereafter as the "In-Kind Distribution"). Because the assets of KKR Guernsey consisted solely of its interests in Group Holdings, the In-Kind Distribution resulted in the dissolution of KKR Guernsey and the delisting of its units from the Euronext Amsterdam. As of July 15, 2010, KKR & Co. L.P. controls the KKR Group Partnerships and holds KKR Group Partnership units representing a 30% economic interest in KKR's business. The remaining 70% of KKR Group Partnership units continue to be held by KKR's principals through KKR Holdings.

Basis of Presentation

        Prior to the Transactions, the accompanying consolidated and combined financial statements include the results of eight of KKR's private equity funds and two of KKR's fixed income funds and the general partners and management companies of those funds under the common control of its Senior Principals. One of the eight private equity funds included the KPE Investment Partnership.

        The following entities and interests were included in the KKR financial statements, however, were not contributed to the KKR Group Partnerships as part of the Transactions:

  (i)
  the general partners of the 1996 Fund and their respective consolidated funds;

  (ii)
  economic interests that allocate to a former principal and such person's designees an aggregate of 1% of the carried interest received by the general partners of KKR's private equity funds and 1% of KKR's other profits (losses);

  (iii)
  economic interests that allocate to certain of KKR's former principals and their designees a portion of the carried interest received by the general partners of KKR's private equity funds that was allocated to them with respect to private equity investments made during such former principals' previous tenure with KKR; and

  (iv)
  economic interests that allocate to certain of KKR's current and former principals all of the capital invested by or on behalf of the general partners of KKR's private equity funds before the completion of the Transactions and any returns thereon.

        The interests described in (ii) through (iv) are referred to as the "Retained Interests."

        The general partners of the 1996 Fund and their respective consolidated funds were removed from the financial statements as they were not contributed to the KKR Group Partnerships as part of the Transactions.

        The Retained Interests were not contributed to the KKR Group Partnerships but are reflected in KKR's financial statements as noncontrolling interests in consolidated entities due to the fact that the

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

entities in which these noncontrolling interests are held continue to be consolidated subsequent to the Transactions.

        Prior to the Transactions, certain KKR principals who received carried interest distributions with respect to KKR's private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of certain private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the Transactions require that KKR principals remain individually responsible for any clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. See Note 2 "Summary of Significant Accounting Policies—Investment Income—Clawback Provision."

        To the extent a fund is in a clawback position, KKR will record a benefit to reflect the amounts due from the KKR Principals related to the clawback. By recording this benefit, the clawback obligation has been reduced to an amount that represents the obligation of the KKR Group Partnerships. In connection with the Transaction, KKR recorded a receivable of $95,280 on October 1, 2009 with a corresponding increase to equity.

        In addition, historically, KKR consolidated the KPE Investment Partnership in its financial statements and substantially all of the ownership interests were reflected as noncontrolling interests. These noncontrolling interests were removed as these interests were contributed to KKR in the Transactions. Subsequent to the Transactions, the KKR Group Partnerships hold 100% of the controlling economic interests in the KPE Investment Partnership. KKR therefore continues to consolidate the KPE Investment Partnership and its economic interests are no longer reflected as noncontrolling interests in consolidated entities as of October 1, 2009, the effective date of the Transactions.

        Subsequent to the completion of the Transactions, KKR's business is conducted through the KKR Group Partnerships, which own:

  •
  all of the controlling and economic interests in KKR's fee-generating management companies and approximately 98% of the economic interests in KKR's capital markets companies;

  •
  controlling and economic interests in the general partners of KKR's private equity funds and the entities that are entitled to receive carry from KKR's co-investment vehicles; and

  •
  all of the controlling and economic interests in the KPE Investment Partnership.

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR continues to allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned. See Note 2, "Summary of Significant Accounting Policies—Profit Sharing Plans". This 40% allocation is made prior to the allocation of carried interest profits between KKR and KKR Holdings.

Consolidation

        The consolidated and combined financial statements (referred to hereafter as the "financial statements") include the accounts of KKR's management and capital markets companies, the general partners of certain unconsolidated co-investment vehicles and the general partners of its private equity,

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

fixed income, and capital solution oriented funds and their respective consolidated funds, which include the KKR European Fund, KKR Millennium Fund, KKR European Fund II, KKR 2006 Fund, KKR Asian Fund, KKR European Fund III, KKR E2 Investors, the KPE Investment Partnership, certain of the KKR Strategic Capital Funds and certain separately managed accounts (the "KKR Funds").

        KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries. KKR Holdings' ownership interest in the KKR Group Partnerships is reflected as noncontrolling interests held by KKR Holdings L.P. in the accompanying financial statements.

        References in the accompanying financial statements to KKR's "principals" are to KKR's senior executives and operating consultants who hold interests in KKR's business through KKR Holdings, including Senior Principals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

        The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q. The consolidated and combined financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated and combined financial statements are presented fairly and that estimates made in preparing its consolidated and combined financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated and combined financial statements should be read in conjunction with the annual audited consolidated and combined financial statements included in KKR's prospectus dated July 6, 2010 filed with the Securities and Exchange Commission on July 7, 2010.

Use of Estimates

        The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of fees, expenses and investment income during the reporting periods. Such estimates include but are not limited to the valuation of investments and financial instruments. Actual results could differ from those estimates and such differences could be material to the financial statements.

Consolidation

General

        KKR consolidates (i) those entities in which it holds a majority voting interest or has majority ownership and control over significant operating, financial and investing decisions of the entity,

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

including those KKR Funds in which the general partner is presumed to have control, or (ii) entities determined to be variable interest entities ("VIEs") for which it is considered the primary beneficiary.

        The majority of the entities consolidated by KKR are comprised of: (i) those entities in which KKR has majority ownership and has control over significant operating, financial and investing decisions; and (ii) the consolidated KKR Funds, which are those entities in which KKR holds substantive, controlling general partner or managing member interests. With respect to the consolidated KKR Funds, KKR generally has operational discretion and control, and limited partners have no substantive rights to impact ongoing governance and operating activities of the fund.

        The KKR Funds are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds. KKR's financial statements reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated KKR Funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to noncontrolling interests in consolidated entities in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR's attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners' capital.

        The KKR Funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority-owned and controlled investments in portfolio companies ("Portfolio Companies"). Rather, KKR reflects their investments in portfolio companies at fair value as described below.

        All intercompany transactions and balances have been eliminated.

Variable Interest Entities

        KKR consolidates all variable interest entities ("VIE") in which it is considered the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised consolidation rules require an analysis to (a) determine whether an entity in which KKR holds a variable interest is a variable interest entity and (b) whether KKR's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Where KKR has an interest in an entity that has qualified for the deferral of the revised consolidation rules as discussed in "Recently Issued Accounting Pronouncements", the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which KKR holds a variable interest is a variable interest entity and (b) whether KKR's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under both guidelines, KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether KKR is the primary beneficiary, KKR evaluates its economic interests in the entity held either directly by KKR or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that KKR is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by KKR, affiliates of KKR or third parties) or amendments to the governing documents of the respective KKR Funds could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, KKR assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

        As of June 30, 2010 and December 31, 2009, assets and liabilities recognized in KKR's statements of financial condition and the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest were as follows:

	June 30, 2010	December 31, 2009
Investments, at Fair Value	$25,103	$13,753
Due from Affiliates	787	1,473

Maximum Exposure to Loss	$25,890	$15,226

Due to Affiliates	$3,768	$—

        For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. During the three and six months ended June 30, 2010 and 2009, KKR did not provide any support other than its obligated amount.

        KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and incentive fees. Accordingly, disaggregation of KKR's involvement with VIEs would not provide more useful information.

Noncontrolling Interests

Noncontrolling Interests in Consolidated Entities

        Prior to the completion of the Transactions, noncontrolling interests in consolidated entities represented ownership interests in consolidated entities held by entities or persons other than our Predecessor Owners. The majority of these noncontrolling interests were held by third-party investors in the KKR Funds and the limited partner interests in the KPE Investment Partnership.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Subsequent to the completion of the Transactions, noncontrolling interests in consolidated entities represent the ownership interests in KKR that are held by:

  (i)
  third-party investors in the KKR Funds;

  (ii)
  a former principal and such person's designees an aggregate of 1% of the carried interest received by the general partners of KKR's funds and 1% of KKR's other profits (losses) until a future date;

  (iii)
  certain of KKR's former principals and their designees a portion of the carried interest received by the general partners of KKR's private equity funds that was allocated to them with respect to private equity investments made during such former principals' previous tenure with KKR;

  (iv)
  certain of KKR's current and former principals all of the capital invested by or on behalf of the general partners of KKR's private equity funds before the completion of the Transactions and any returns thereon; and

  (v)
  a third party in KKR's capital markets business (an aggregate of 2% of the equity).

        On May 30, 2008, KKR acquired all of the outstanding noncontrolling interests in the management companies of KKR's Public Markets segment ("KFI Transaction"). Immediately prior to the KFI Transaction, KKR owned 65% of the equity of such management companies. The KFI Transaction has been accounted for as an acquisition of noncontrolling interests using the purchase method of accounting. The total consideration of the KFI Transaction was $44,171. KKR recorded the excess of the total consideration over the carrying value of the noncontrolling interests acquired (which approximates the fair value of the net assets acquired and which were already included in the statements of financial condition) to finite-lived identifiable intangible assets consisting of management, monitoring, transaction, and incentive fee contracts. KKR has recorded intangible assets of $37,887 that are being amortized over an estimated useful life of ten years, based on contractual provisions that enable renewal of the contracts without substantial cost and our prior history of such renewals.

Noncontrolling Interests held by KKR Holdings

        Subsequent to the completion of the Transactions, noncontrolling interests attributable to KKR Holdings include KKR's Predecessor Owners economic interests in the KKR Group Partnership's Units. KKR's Predecessor Owners receive financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. As a result, certain profit-based cash amounts that were previously paid by KKR no longer are paid by KKR and are borne by KKR Holdings.

        Income and equity of KKR after allocation to noncontrolling interests in consolidated entities are, with the exception of certain tax assets and liabilities that are allocable directly to KKR Management Holdings Corp., split on a pro rata basis in accordance with the equity ownership percentage of the equity holders of the KKR Group Partnerships. However, the contribution of certain expenses borne entirely by KKR Holdings may result in the equity allocations shown in the statements of changes in equity to not equal the pro rata split of net assets and liabilities.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents the calculation of Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings for the three and six months ended June 30, 2010:

	Three Months Ended, June 30, 2010	Six Months Ended, June 30, 2010
Net Income (Loss)	$850,160	$3,243,367
Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	676,816	2,663,946
Plus: Income Taxes attributable to KKR Management Holdings Corp.	31,566	42,976

Total Group Partnerships' Net Income Allocable to Equity Holders	204,910	622,397
Allocation to KKR Holdings	70%	70%

Net Income Attributable to Noncontrolling Interests held by KKR Holdings	$143,437	$435,678

        The following table presents the calculation of Noncontrolling Interests held by KKR Holdings as of June 30, 2010:

Noncontrolling Interests held by KKR Holdings as of January 1, 2010	$3,072,360

Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings	435,678
Other Comprehensive Income(a)	(1,484)
Capital Contributions(b)	480,782
Capital Distributions(c)	(151,131)

Noncontrolling Interests held by KKR Holdings as of June 30, 2010	$3,836,205

(a)
Represents KKR Holdings' allocable portion of Other Comprehensive Income.

(b)
Capital Contributions represent non-cash equity payments contributed from KKR Holdings totaling $478,811 and cash contributions of $1,971.

(c)
Capital Distributions represent cash distributed to KKR Holdings during the six months ended June 30, 2010.

Fair Value Measurements

        Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). KKR measures and reports its investments and other financial instruments at fair value.

        KKR has categorized and disclosed its assets and liabilities measured and reported at fair value based on the hierarchical levels as defined within GAAP. GAAP establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

type and the characteristics specific to the asset or liability. Investments and other financial instruments for which fair value can be measured from quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

        Investments and other financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

          Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include publicly listed equities, publicly listed derivatives, equity securities sold, but not yet purchased and call options. KKR does not adjust the quoted price for these investments, even in situations where KKR holds a large position and a sale could reasonably affect the quoted price.

          Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is generally determined through the use of models or other valuation methodologies. Investments which are included in this category include corporate credit investments, convertible debt securities indexed to publicly listed securities and certain over-the-counter derivatives.

          Level III—Pricing inputs are unobservable for the asset or liability and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private Portfolio Companies held directly through the KKR Funds and private equity co-investment vehicles.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. KKR's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

        In cases where an investment measured and reported at fair value is transferred into or out of Level III of the fair value hierarchy, KKR accounts for the transfer at the end of the reporting period.

Cash and Cash Equivalents

        KKR considers all highly liquid short-term investments with original maturities of 90 days or less when purchased to be cash equivalents.

Cash and Cash Equivalents Held at Consolidated Entities

        Cash and cash equivalents held at consolidated entities represents cash that, although not legally restricted, is not available to fund general liquidity needs of KKR as the use of such funds is generally limited to the investment activities of the KKR Funds.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents represent amounts that are held by third parties under certain of KKR's financing and derivative transactions.

Investments, at Fair Value

        KKR's investments consist primarily of private equity and other investments. See Note 4, "Investments."

Private Equity Investments

        Private equity investments consist of investments in Portfolio Companies of consolidated KKR Funds that are, for GAAP purposes, investment companies. The KKR Funds reflect investments at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the statements of operations.

        Private equity investments that have readily observable market prices (such as those traded on a securities exchange) are stated at the last quoted sales price as of the reporting date.

        As of June 30, 2010, approximately 72% of the fair value of KKR's private equity investments, which have been categorized as Level III, have been valued by KKR in the absence of readily observable market prices. The determination of fair value may differ materially from the values that would have resulted if a ready market had existed. For these investments, KKR generally uses a market approach and an income (discounted cash flow) approach when determining fair value. Management considers various internal and external factors when applying these approaches, including the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparable securities, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

        Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the accompanying statements of operations.

Corporate Credit Investments

        Corporate credit investments that are listed on a securities exchange are valued at their last quoted sales price as of the reporting date. Investments in corporate debt, including syndicated bank loans, high-yield securities and other fixed income securities, are valued at the mean of the "bid" and "asked" prices obtained from third-party pricing services. In the event that third-party pricing service quotations are unavailable, values are obtained from dealers or market makers and where those values are not available corporate credit investments are valued by KKR or KKR may engage a third-party valuation firm to assist in such valuations.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives

        KKR invests in derivative financial instruments, which include total rate of return swaps. In a total rate of return swap, KKR receives the sum of all interest, fees and any positive economic change in fair value amounts from a reference asset with a specified notional amount and pays interest on the referenced notional amount plus any negative change in fair value amounts from such asset. Credit default swaps, when purchasing protection, involve the payment of a fixed rate premium for protection against the loss in value of an underlying debt instrument in the event of a defined credit event, such as payment default or bankruptcy. Under a credit default swap, one party acts as a guarantor by receiving the fixed periodic payment in exchange for the commitment to purchase the underlying security at par if a credit event occurs. Derivative contracts, including total rate of return swap contracts and credit default swap contracts, are recorded at estimated fair value with changes in fair value recorded as unrealized gains or losses in Net Gains (Losses) from Investment Activities in the accompanying statements of operations.

Investments in Publicly Traded Securities

        KKR's investments in publicly traded securities represent equity securities, which are classified as trading securities and carried at fair market value. Changes in the fair market value of trading securities are reported within Net Gains (Losses) from Investment Activities in the accompanying statements of operations.

Securities Sold, Not Yet Purchased

        Whether part of a hedging transaction or a transaction in its own right, securities sold, not yet purchased, or securities sold short, represent obligations of KKR to deliver the specified security at the contracted price, and thereby create a liability to repurchase the security in the market at then prevailing prices. Short selling allows the investor to profit from declines in market prices. The liability for such securities sold short is marked to market based on the current value of the underlying security at the reporting date with changes in fair value recorded as unrealized gains or losses in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. These transactions may involve a market risk in excess of the amount currently reflected in KKR's statements of financial condition.

Due from and Due to Affiliates

        For purposes of classifying amounts, KKR considers its principals and their related entities, nonconsolidated funds and the Portfolio Companies of its funds to be affiliates. Receivables from and payables to affiliates are recorded at their current settlement amount.

Foreign Exchange Derivatives and Hedging Activities

        KKR enters into derivative financial instruments primarily to manage foreign exchange risk and interest rate risk arising from certain assets and liabilities. All derivatives are recognized as either assets or liabilities in the statements of financial condition and measured at fair value with changes in fair

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.

Fixed Assets, Depreciation and Amortization

        Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, and computer hardware and software. Such amounts are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets' estimated economic useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, and three to seven years for other fixed assets.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from contributions and distributions to owners. In the accompanying financial statements, comprehensive income represents Net Income (Loss), as presented in the statements of operations and net foreign currency translation adjustments.

Fees

        Fees consist primarily of (i) monitoring and transaction fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance vehicles, and separately managed accounts, and (iii) fees from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized in the period during which the related services are performed.

        For the three and six months ended June 30, 2010 and 2009, fees consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Monitoring Fees	$27,007	$23,605	$52,343	$49,129
Transaction Fees	36,608	14,376	88,402	14,567
Management Fees Received from Unconsolidated Funds	15,105	13,501	31,506	26,856
Incentive Fees Received from Unconsolidated Funds	8,350	—	20,850	—

Total Fees	$87,070	$51,482	$193,101	$90,552

Monitoring Fees

        Monitoring fees are earned by KKR for services provided to Portfolio Companies and are recognized as services are rendered. These fees are paid based on a fixed periodic schedule by the

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Portfolio Companies either in advance or in arrears and are separately negotiated for each Portfolio Company. Monitoring fees amounted to $20,501 and $20,954 for the three months ended June 30, 2010 and 2009, respectively and $42,745 and $42,914 for the six months ended June 30, 2010 and 2009, respectively.

        In connection with the monitoring of Portfolio Companies and certain unconsolidated funds, KKR receives reimbursement for certain expenses incurred on behalf of these entities. Costs incurred in monitoring these entities are classified as general, administrative and other expenses and reimbursements of such costs are classified as monitoring fees. These reimbursements amounted to $6,506 and $2,651 for the three months ended June 30, 2010 and 2009, respectively and $9,598 and $6,215 for the six months ended June 30, 2010 and 2009, respectively.

Transaction Fees

        Transaction fees are earned by KKR primarily in connection with successful private equity and debt transactions and capital markets activities. Transaction fees are recorded upon closing of the transaction. Fees are typically paid on or around the closing. Transaction fees received amounted to $36,608 and $14,376 for the three months ended June 30, 2010 and 2009, respectively and $88,402 and $14,567 for the six months ended June 30, 2010 and 2009, respectively.

        In connection with pursuing successful Portfolio Company investments, KKR receives reimbursement for certain transaction-related expenses. Transaction-related expenses, which are reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Other Assets on the date the expense is incurred. The costs of successfully completed transactions are borne by the KKR Funds and included as a component of the investment's cost basis. Subsequent to closing, investments are recorded at fair value each reporting period as described in the section above titled Investments, at Fair Value. Upon reimbursement from a third party, the cash receipt is recorded and the deferred amounts are relieved. No fees or expenses are recorded for these reimbursements.

Management and Incentive Fees Received from Consolidated and Unconsolidated Funds

        For KKR's private equity funds and certain unconsolidated KKR sponsored funds, gross management fees generally range from 1% to 1.5% of committed capital during the fund's investment period and approximately 0.75% of invested capital after the expiration of the fund's investment period. Typically, an investment period is defined as a period of up to six years. The actual length of the period may be shorter based on the timing and use of committed capital.

        Management fees received from consolidated KKR Funds are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from consolidated KKR Funds is increased by the amount of fees that are eliminated. Accordingly, the elimination of the fees does not have an effect on the net income attributable to KKR or KKR partners' capital.

        For periods prior to the Transactions, in advance of the management service period, KKR had elected to waive the right to earn certain management fees that it would have been entitled to from its

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

private equity funds. The cash that would have been payable was contributed by the funds' investors and was initially included as a component of Cash and Cash Equivalents Held at Consolidated Entities. In lieu of making direct cash capital contributions, these investor contributions were used to satisfy a portion of the capital commitments to which KKR would otherwise have been subject as the general partner of the fund. As a result of the election to waive the fees, KKR was not entitled to any portion of these fees until the fund had achieved positive investment results. Because the ability to earn the waived fees was contingent upon the achievement of positive investment returns by the fund, the recognition of income only occurred when the contingency was satisfied. There were no waived fees for the three and six months ended June 30, 2010 and $6,250 and $12,500 of waived fees for the three and six months ended June 30, 2009.

        KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the management fees earned. As of June 30, 2010, the amount subject to refund for which no liability has been recorded approximates $68.8 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned management fees, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

        For periods prior to the Transactions, KKR earned fees from the KPE Investment Partnership which were determined quarterly based on 25% of the sum of (i) equity up to and including $3 billion multiplied by 1.25% plus (ii) equity in excess of $3 billion multiplied by 1%. For purposes of calculating the management fee, equity was an amount defined in the management agreement. Subsequent to the Transactions, the KPE Investment Partnership continues to pay a fee. However, since the KKR Group Partnerships hold 100% of the controlling and economic interests of the KPE Investment Partnership, the fee is eliminated in consolidation and KKR no longer benefits from this arrangement.

KKR Financial Holdings LLC ("KFN")

        KKR's management agreement with KFN provides, among other things, that KKR is entitled to certain fees, consisting of a base management fee and incentive fee. KKR earns a base management fee, computed and payable monthly in arrears, based on an annual rate of 1.75% of adjusted equity, which is an amount defined in the management agreement.

        KKR's management agreement with KFN also provides that KFN is responsible for paying KKR quarterly incentive compensation in an amount equal to the product of (i) 25% of the dollar amount by which: (a) KFN's net income, before incentive compensation, per weighted-average share of KFN's common shares for such quarter, exceeds (b) an amount equal to (A) the weighted-average of the price per share of the common stock of KFN in its August 2004 private placement and the prices per share of the common stock of KFN in its initial public offering and any subsequent offerings by KFN

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate for such quarter, multiplied by (ii) the weighted average number of KFN's common shares outstanding in such quarter. Once earned, there are no clawbacks of incentive fees received from KFN. Incentive fees of $8,350 and $20,850 were recognized for the three and six months ended June 30, 2010, respectively. No incentive fees were earned for the three and six months ended June 30, 2009.

        KKR's management agreement with KFN was renewed on January 1, 2010 and will automatically be renewed for successive one-year terms following December 31, 2010 unless the agreement is terminated in accordance with its terms. The management agreement provides that KFN may terminate the agreement only if:

  •
  the termination is approved at least 180 days prior to the expiration date by at least two-thirds of KFN's independent directors or by the holders of a majority of KFN's outstanding common shares and the termination is based upon (i) a determination that KKR's performance has been unsatisfactory and materially detrimental to KFN or (ii) a determination that the management and incentive fees payable to KKR are not fair (subject to KKR's right to prevent a termination by reaching an agreement to reduce KKR's management and incentive fees), in which case a termination fee is payable to KKR; or

  •
  KKR's subsidiary that manages KFN experiences a "change of control" or KKR materially breaches the provisions of the agreement, engages in certain acts of willful misconduct or gross negligence, becomes bankrupt or insolvent or is dissolved, in which case a termination fee is not payable to KKR.

        None of the aforementioned events have occurred as of June 30, 2010.

        KKR has also received restricted common shares and common share options from KFN as a component of compensation for management services provided to KFN. The restricted common shares and share options vest ratably over applicable vesting periods and are initially recorded as deferred revenue at their estimated fair values at the date of grant. Subsequently, KKR re-measures the restricted common shares and share options to the extent that they are unvested, with a corresponding adjustment to deferred revenue. Income from restricted common shares is recognized ratably over the vesting period as a component of fee income and amounted to $104 and $105 for the three months ended June 30, 2010 and 2009, respectively and $2,496 and $(35) for the six months ended June 30, 2010 and 2009, respectively.

        Vested share options received as a component of compensation for management services meet the characteristics of derivative investments. Vested share options are recorded at estimated fair value with changes in fair value recognized in Net Gains (Losses) from Investment Activities. Both vested and unvested common share options are valued using a Black-Scholes pricing model as of the end of each period.

        Vested common shares that are received as a component of compensation for management services are carried as trading securities, and are recorded at estimated fair value with changes in fair value recognized in Net Gains (Losses) from Investment Activities.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Funds

KKR Strategic Capital Funds

        KKR has entered into management agreements with the side-by-side funds comprising the KKR Strategic Capital Funds, certain of which are consolidated, pursuant to which it has agreed to provide them with management and other services. Under the management agreement and, in some cases, other documents governing the individual funds, KKR is entitled to receive management and incentive fees.

        Through October 31, 2008 KKR was entitled to receive:

  •
  with respect to investors who have agreed to a 25 month lock-up period, a monthly management fee that is equal to 0.1667% (or 2.0% annualized) of the net asset value of the individual fund that is allocable to those investors; and

  •
  with respect to investors who have agreed to a 60 month lock-up period, a monthly management fee that is equal to 0.1250% (or 1.5% annualized) of the net asset value of the primary fund that is allocable to those investors.

        Effective November 1, 2008 through November 30, 2009, KKR elected to reduce the management fee it earned from all investors to 0.0208% (or 0.25% annualized) of the net asset value of the investments allocable to each investor.

        Effective December 1, 2009, KKR is entitled to receive a monthly management fee from only the investors participating in certain classes of investments that is equal to 0.0208% (or 0.25% annualized) of the net asset value of the investments allocable to those investors, with no management fee being charged on the remaining classes of investments.

        As part of KKR's management agreements with the side-by-side funds comprising the KKR Strategic Capital Funds, certain of which are consolidated, through October 31, 2008 KKR was also entitled to receive incentive fees as follows:

  •
  with respect to investors who have agreed to a 25 month lock-up period, an annual incentive fee equal to 20% of the increase in the net asset value of the individual fund that is allocable to those investors above the highest net asset value at which an incentive fee has previously been received; and

  •
  with respect to investors who have agreed to a 60 month lock-up period, an annual incentive fee equal to 15% of the increase in the net asset value of the individual fund that is allocable to those investors above the highest net asset value at which an incentive fee has previously been received.

        Effective November 1, 2008 through November 30, 2009, KKR elected to reduce the incentive fee it was entitled to an annual incentive fee from all investors equal to 15% of the increase in the net asset value of the individual fund above the highest net asset value at which an incentive fee has previously been received, and subject to an 8% preferred return that is retroactive to the date of

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

original investment. Effective December 1, 2009, KKR has waived its right to any future incentive fees. No incentive fees were recognized for the three and six months ended June 30, 2010 and 2009.

        These incentive fees were accrued annually, after all contingencies had been removed, based on the annual performance and compared to the prior incentive fee calculation, as applicable, as stated in the management agreement. Since performance fluctuated during interim periods, no incentive fees were recognized on a quarterly basis. Once earned, there were no provisions for clawbacks of incentive fees received from the side-by-side funds comprising the KKR Strategic Capital Funds.

        Management fees received from consolidated KKR Strategic Capital Funds have been eliminated. However, because these amounts are funded by, and earned from limited partners, KKR's allocated share of the net income from consolidated KKR Strategic Capital Funds is increased by the amount of fees that are eliminated. Accordingly, the elimination of the fees does not have an effect on net income attributable to KKR or KKR partners' capital.

Structured Finance Vehicles

        KKR's management agreements for its structured finance vehicles provide for senior collateral management fees and subordinate collateral management fees. Senior collateral management fees are determined based on an annual rate of 0.15% of collateral and subordinate collateral management fees are determined based on an annual rate of 0.35% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. KKR has the right to waive all or any portion of any collateral management fee. As of June 30, 2010, KKR has permanently waived $85.7 million of collateral management fees. KKR generally waives the collateral management fees for the majority of its structured finance vehicles; however, KKR may cease waiving collateral management fees at its discretion. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.

Separately Managed Accounts

        Certain fixed income and capital solution oriented accounts referred to as "Separately Managed Accounts" invest in liquid strategies, such as leveraged loans and high yield bonds, less liquid credit products and capital solutions investments. These accounts provide for management fees determined quarterly based on an annual rate generally ranging from 0.5% to 1.5%. Such rate may be based on the accounts' average net asset value, capital commitments or invested capital. Such accounts may also provide for a carried interest on investment disposition proceeds in excess of the capital contributions made for such investment. The carried interest, if any, may be subject to a preferred return prior to any distributions of carried interest. Carried interest is generally recognized based on the contractual formula set forth in the applicable agreement governing the account. If an account provides for carried interest, the applicable agreements typically provide for clawback if it is determined that KKR received carried interest in excess of the amount it was entitled to receive for such account.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Income

        Investment income consists primarily of the net impact of: (i) realized and unrealized gains and losses on investments, (ii) dividends, (iii) interest income, (iv) interest expense and (v) foreign exchange gains and losses relating to mark-to-market activity on foreign exchange forward contracts, foreign currency options and foreign denominated debt. Carried interests and similar distribution rights generally entitle KKR to a percentage of the profits generated by a fund as described below. Unrealized gains or losses result from changes in fair value of investments during the period, and are included in Net Gains (Losses) from Investment Activities. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized.

        Carried interests entitle the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interests are included as investment income in Net Gains (Losses) from Investment Activities and are earned by the general partner of those funds to the extent that cumulative investment returns are positive. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reduced and reflected as investment losses. Carried interest is recognized based on the contractual formula set forth in the instruments governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR's private equity funds, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. Carried interest recognized amounted to approximately $229.5 million and $263.7 million for the three months ended June 30, 2010 and 2009, respectively and $552.7 million and $194.5 million for the six months ended June 30, 2010 and 2009, respectively. The amount of carried interest earned during the three and six months ended June 30, 2010 for those funds eligible to receive carry distributions amounted to $238.6 million and $480.9 million, respectively, of which 40% is allocable to the carry pool with the remaining 60% allocated to KKR and KKR Holdings based on their ownership percentages.

        The instruments governing KKR's private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund.

Clawback Provision

        Under a "clawback" provision, upon the liquidation of a private equity fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. As of June 30, 2010, the amount of carried interest KKR principals have received, that is subject to this clawback provision was $689.2 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their June 30,

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2010 fair values, the clawback obligation would have been $61.5 million, of which $55.9 million is due from affiliates and $5.6 million is due from noncontrolling interest holders.

        Prior to the Transactions, certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of certain private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the Transactions require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. Accordingly, at June 30, 2010, KKR has recorded a receivable of $55.9 million within due from affiliates on the statement of financial condition for the amount of the clawback obligation required to be funded by KKR principals. See Note 13 "Commitments and Contingencies."

        Carry distributions arising subsequent to the Transactions are allocated to KKR, KKR Holdings and to carry pool participants in accordance with the terms of the instruments governing the KKR Group Partnerships. Any clawback obligations relating to carry distributions subsequent to the Transactions are the responsibility of the KKR Group Partnerships and carry pool participants.

Net Loss Sharing Provision

        The instruments governing certain of KKR's private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the "net loss sharing provisions," certain of KKR's private equity funds allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of June 30, 2010, the net loss sharing obligation would have been approximately $21.8 million, all of which is attributable to the KKR Group Partnerships. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $1,108.9 million as of June 30, 2010. See Note 13 "Commitments and Contingencies." Unlike the "clawback" provisions, KKR will be responsible for amounts due under net loss sharing arrangements and will indemnify its principals for personal guarantees that they have provided with respect to such amounts.

        In KKR's private equity funds where the allocation of cumulative net losses is proportional to the capital contributed by the partners in the fund, KKR will not earn any carried interest in that fund until all such losses have been recovered. As losses are recovered, income is allocated in proportion to the capital contributed until the fund has reached a net positive investment return, at which time carried interest is recognized and income is allocated as described above. The performance of each fund is independent from all other funds and the losses to be recovered vary from fund to fund based on the size and performance of the underlying investments in each fund.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Income

        Dividend income is recognized by KKR on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. Dividends earned by the consolidated KKR Funds for the three months ended June 30, 2010 and 2009 amounted to $146,231 and $76,533 respectively, and $588,306 and $77,113 for the six months ended June 30, 2010 and 2009, respectively.

Interest Income

        Interest income is recognized as earned. Interest income earned by the consolidated KKR Funds amounted to $53,756 and $30,553 for the three months ended June 30, 2010 and 2009, respectively and $100,385 and $56,393 for the six months ended June 30, 2010 and 2009, respectively.

Employee Compensation and Benefits

        Employee compensation and benefits expense includes salaries, bonuses, equity- based compensation and profit sharing plans as described below.

        Historically, employee compensation and benefits expense has consisted of base salaries and bonuses paid to employees who were not Senior Principals. Payments made to our Senior Principals included partner distributions that were paid to our Senior Principals and accounted for as capital distributions as a result of operating as a partnership. Accordingly, KKR did not record any employee compensation and benefits charges for payments made to Senior Principals for periods prior to the completion of the Transactions.

        Following the completion of the Transactions, all of the Senior Principals and other employees receive a base salary that is paid by KKR and accounted for as employee compensation and benefits expense. Employees are also eligible to receive discretionary cash bonuses based on performance criteria, overall profitability and other matters. While cash bonuses paid to most employees are funded by KKR and result in customary employee compensation and benefits charges, cash bonuses that are paid to certain of our most senior employees are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested units in KKR Holdings, this excess will be funded by KKR Holdings and reflected in compensation expense in the statement of operations.

Equity based Payments

        Compensation paid to KKR employees in the form of equity is recognized as employee compensation and benefits expense. GAAP generally requires that the cost of services received in exchange for an award of an equity instrument be measured based on the grant-date fair value of the award. Equity based awards that do not require the satisfaction of future service or performance criteria (i.e., vested awards) are expensed immediately. Equity-based awards that require the satisfaction of future service or performance criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Compensation paid to non-employee operating consultants to KKR's businesses in the form of equity is recognized as general, administrative and other expense. Unlike employee equity awards, the cost of services received in exchange for an award of an equity instrument to service providers is measured at each vesting date, and is not measured based on the grant-date fair value of the award unless the award is vested at the grant date. Equity-based awards that do not require the satisfaction of future service or performance criteria (i.e., vested awards) are expensed immediately. Equity based awards that require the satisfaction of future service or performance criteria are recognized over the relevant service period, adjusted for estimated forfeitures of awards not expected to vest, based on the fair value of the award on each reporting date and adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of the award will not be finalized until the vesting date.

Profit Sharing Plans

        KKR has implemented profit sharing arrangements for KKR employees, operating consultants and certain senior advisors working in its businesses, across its different operations that are designed to appropriately align performance and compensation.

        Subsequent to the Transactions, with respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and operating consultants a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general and administrative expense for operating consultants. For the three months ended June 30, 2010, $96.1 million and $(0.1) million was charged to compensation and benefits and general and administrative expense, respectively, and for the six months ended June 30, 2010, $190.7 million and $4.7 million was charged to compensation and benefits and general and administrative expense, respectively.

        To the extent previously recorded carried interest is adjusted to reflect decreases in the underlying funds' valuations at period end, related profit sharing amounts previously accrued are adjusted and reflected as a credit to current period compensation expense.

Foreign Currency

        Foreign currency denominated assets and liabilities are primarily held through the KKR Funds. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the three and six months ended June 30, 2010 and 2009.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        Prior to the completion of the Transactions, KKR operated as a partnership or limited liability company for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represented obligations of the KKR principals and have not been reflected in the historical financial statements. Income taxes shown on the statements of operations prior to the Transactions are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

        Following the Transactions, the KKR Group Partnerships and certain of their subsidiaries continue to operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to New York City unincorporated business taxes, or non-U.S. income taxes. In addition, certain of the wholly owned subsidiaries of KKR and the KKR Group Partnerships are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR's share of this income is reflected in the financial statements.

        Subsequent to the Transactions, KKR uses the liability method to account for income taxes in accordance with GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.

        Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. KKR reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

        For the purposes of calculating uncertain tax positions, KKR measures the tax benefit of such positions by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment. To the extent that KKR's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, KKR regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Interest and penalties, if any, are recorded within the provision for income taxes in KKR's statements of operations and are classified on the statements of financial condition with the related liability for unrecognized tax benefits.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Unit

        Basic and diluted earnings per common unit are calculated by dividing Net Income (Loss) attributable to KKR & Co. L.P. by the weighted-average number of common units outstanding during the period. Diluted earnings per common unit exclude KKR Holdings units which are exchangeable on a one-for-one basis into common units of KKR & Co. L.P. The KKR Holdings units are excluded from the diluted calculation given that the exchange of these units would proportionally increase KKR & Co. L.P.'s interests in the Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange. Prior to the Transactions, KKR's business was conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its Predecessor Owners. There was no single capital structure upon which to calculate historical earnings per common unit information. Accordingly, earnings per common unit information has not been presented for historical periods prior to the Transactions.

Recently Issued Accounting Pronouncements

        On January 1, 2010, KKR adopted guidance issued by the Financial Accounting Standards Board ("FASB") related to VIEs. The amendments significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The guidance requires continuous assessment of the reporting entity's involvement with such VIEs. The guidance provides a limited scope deferral for a reporting entity's interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs. Prior to the revision of the consolidation rules, KKR consolidated a substantial majority of its investment vehicles except for KKR Strategic Capital Overseas Fund Ltd., KFN, KKR Index Fund Investments L.P., carry co-investment vehicles and 8 North America Investor L.P. With respect to the unconsolidated investment vehicles, these entities have qualified for the deferral of the revised consolidation rules and the consolidation analysis was based on the previous consolidation rules. In addition, in connection with the adoption of the new consolidation rules, KKR considered whether it was appropriate to consolidate five structured finance vehicle subsidiaries of KFN. With respect to these entities, the primary beneficiary was determined to be KFN, because KFN has the power to direct the activities that most significantly impact these entities' economic performance and KFN has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. See Note 11, "Related Party Transactions" for financial information related to KFN. Accordingly, the revised consolidation rules have not resulted in the consolidation or deconsolidation of any entities. As a result, KKR consolidates the same entities both before and after adopting these new rules.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The revised guidance also enhances the disclosure requirements for a reporting entity's involvement with VIEs, including presentation on the consolidated statements of financial condition of assets and liabilities of consolidated VIEs which meet the separate presentation criteria and disclosure of assets and liabilities recognized in the consolidated statements of financial condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. Disclosures relating to KKR's involvement with VIEs are disclosed within this Note.

        In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010. KKR adopted the guidance, excluding the reconciliation of Level III activity. As the guidance is limited to enhanced disclosures, adoption did not have an impact on KKR's financial statements.

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES

        Net Gains (Losses) from Investment Activities in the statements of operations consist primarily of the realized and unrealized gains and losses on investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments during a period. Upon disposition of an investment, previously recognized unrealized gains or losses are

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES (Continued)

reversed and an offsetting realized gain or loss is recognized in the current period. The following table summarizes KKR's total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Realized Gains (Losses)	Net Unrealized Gains (Losses)	Realized Gains (Losses)	Net Unrealized Gains (Losses)	Realized Gains (Losses)	Net Unrealized Gains (Losses)	Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity Investments(a)	$309,831	$512,970	$(428,247)	$2,795,542	$524,347	$2,393,578	$(468,178)	$1,995,147
Other Investments(a)	27,162	(92,475)	7,060	136,397	49,600	(45,082)	(66,520)	200,638
Foreign Exchange Contracts(b)	(18,447)	285,904	(1,756)	(278,240)	(17,293)	437,052	6,802	(157,714)
Foreign Exchange Option(b)	—	1,910	—	(10,888)	—	(4,805)	8,788	(24,166)
Call Options Written(b)	(22)	121	—	—	(11)	141	—	—
Securities Sold Short(b)	(6,802)	13,832	(1,453)	125	(11,570)	9,685	(1,248)	256
Other Derivative Liabilities(b)	—	—	(2,274)	2,460	(2,115)	2,115	(6,446)	8,935
Contingent Carried Interest Repayment Guarantee(c)	—	(1,981)	—	—	—	(21,138)	—	—
Debt Obligations(d)	—	1,187	—	(11,652)	—	6,260	4,811	(13,680)
Foreign Exchange Losses on Cash and Cash Equivalents held at Consolidated Entities(e)	—	(1,622)	11,906	—	(1,021)	(1,622)	10,706	—

Total Net Gains (Losses) from Investment Activities	$311,722	$719,846	$(414,764)	$2,633,744	$541,937	$2,776,184	$(511,285)	$2,009,416

(a)
See Note 4 "Investments".

(b)
See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities".

(c)
See Note 13 "Commitments and Contingencies".

(d)
See Note 8 "Debt Obligations".

(e)
See Statement of Cash Flows Supplemental Disclosures.

4. INVESTMENTS

        Investments, at Fair Value consist of the following:

	Fair Value
	June 30, 2010	December 31, 2009
Private Equity Investments	$30,850,080	$27,950,840
Other Investments	1,264,859	1,022,103

	$32,114,939	$28,972,943

        As of June 30, 2010 and December 31, 2009, Investments, at fair value totaling $5,372,271 and $5,632,235 respectively, were pledged as collateral against various financing arrangements. See Note 8 "Debt Obligations."

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

4. INVESTMENTS (Continued)

Private Equity Investments

        The following table presents KKR's private equity investments at fair value. The classifications of the private equity investments are based primarily on the primary business and the domiciled location of the business.

	Fair Value		Fair Value as a Percentage of Total
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Private Equity Investments, at Fair Value
North America
Retail	$5,094,763	$4,567,691	16.5%	16.3%
Healthcare	4,142,208	3,609,996	13.4%	12.9%
Financial Services	2,570,222	2,579,309	8.3%	9.2%
Media	1,362,281	1,256,363	4.4%	4.5%
Energy	2,131,033	1,305,580	6.9%	4.7%
Technology	913,622	1,876,567	3.0%	6.7%
Consumer Products	703,253	720,915	2.3%	2.6%
Education	710,766	683,070	2.3%	2.4%
Chemicals	241,271	251,059	0.8%	0.9%
Hotels/Leisure	6,232	6,232	0.0%	0.0%

North America Total (Cost: June 30, 2010, $15,429,895; December 31, 2009, $16,340,262)	17,875,651	16,856,782	57.9%	60.2%

Europe
Healthcare	2,428,704	1,953,069	7.9%	7.0%
Manufacturing	2,054,709	2,199,457	6.7%	7.9%
Technology	1,259,767	912,829	4.1%	3.3%
Telecom	829,462	1,031,706	2.7%	3.7%
Retail	844,335	219,089	2.7%	0.8%
Media	406,859	185,957	1.3%	0.7%
Recycling	192,047	224,822	0.6%	0.8%
Transportation	90,351	158,655	0.3%	0.6%
Services	220,122	—	0.7%	0.0%
Consumer Products	165,744	—	0.5%	0.0%

Europe Total (Cost: June 30, 2010, $11,463,794; December 31, 2009, $10,081,881)	8,492,100	6,885,584	27.5%	24.8%

Australia, Asia and Other Locations
Technology	2,626,849	2,431,647	8.5%	8.6%
Consumer Products	666,999	653,631	2.2%	2.3%
Media	453,709	423,742	1.5%	1.5%
Financial Services	266,959	273,876	0.9%	1.0%
Telecom	227,699	248,513	0.7%	0.9%
Manufacturing	117,240	128,965	0.4%	0.5%
Retail	72,074	—	0.2%	0.0%
Recycling	50,800	48,100	0.2%	0.2%

Australia, Asia and Other Locations, Total (Cost: June 30, 2010, $3,363,505; December 31, 2009, $3,329,389)	4,482,329	4,208,474	14.6%	15.0%

Private Equity Investments, at Fair Value (Cost: June 30, 2010, $30,257,194; December 31, 2009, $29,751,532)	$30,850,080	$27,950,840	100.0%	100.0%

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

4. INVESTMENTS (Continued)

        As of June 30, 2010, private equity investments which represented greater than 5% of the net assets of consolidated private equity funds included: (i) Dollar General valued at $3,382,634; (ii) HCA Inc. valued at $2,533,443; and (iii) Alliance Boots valued at $2,176,377.

        As of December 31, 2009, private equity investments which represented greater than 5% of the net assets of consolidated private equity funds included: (i) Dollar General valued at $3,048,526; (ii) HCA Inc. valued at $2,128,535; (iii) Alliance Boots valued at $1,953,069; (iv) First Data valued at $1,476,459; and (v) Legrand S.A valued at $1,418,145.

        The majority of the securities underlying KKR's private equity investments represent equity securities. As of June 30, 2010 and December 31, 2009, the aggregate amount of investments that were other than equity securities amounted to $3,230,042 and $2,814,030, respectively.

Other Investments

        The following table presents KKR's other investments at fair value:

	Fair Value
	June 30, 2010	December 31, 2009
Corporate Credit Investments(a)	$1,125,165	$877,830
Equity Securities(b)	58,039	76,808
Other	81,655	67,465

Total Other Investments (Cost: June 30, 2010, $1,217,423; December 31, 2009, $931,955)	$1,264,859	$1,022,103

(a)
Represents corporate high yield securities and loans classified as trading securities. Net unrealized trading gains (losses) relating to these investments amounted to $52,899 and $78,479 as of June 30, 2010 and December 31, 2009, respectively.

(b)
Net unrealized trading gains (losses) relating to these investments amounted to $(2,540) and $10,028 as of June 30, 2010 and December 31, 2009, respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

        The following tables summarize the valuation of KKR's investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 "Summary of Significant Accounting Policies" as of June 30, 2010 and December 31, 2009.

        Assets, at fair value:

	June 30, 2010
	Level I	Level II	Level III	Total
Private Equity Investments	$6,559,777	$2,054,896	$22,235,407	$30,850,080
Other Investments	72,786	748,633	443,440	1,264,859

Total Investments	6,632,563	2,803,529	22,678,847	32,114,939
Unrealized Gains on Foreign Exchange
Forward Contracts	—	311,879	—	311,879
Foreign Currency Options	—	8,250	—	8,250

Total Assets	$6,632,563	$3,123,658	$22,678,847	$32,435,068

	December 31, 2009
	Level I	Level II	Level III	Total
Private Equity Investments	$6,476,849	$2,149,030	$19,324,961	$27,950,840
Other Investments	75,216	854,812	92,075	1,022,103

Total Investments	6,552,065	3,003,842	19,417,036	28,972,943
Foreign Currency Options	—	13,055	—	13,055

Total Assets	$6,552,065	$3,016,897	$19,417,036	$28,985,998

        Liabilities, at fair value:

	June 30, 2010
	Level I	Level II	Level III	Total
Securities Sold, Not Yet Purchased	$64,290	$952	$—	$65,242
Call Options	43	—	—	43

Total Liabilities	$64,333	$952	$—	$65,285

	December 31, 2009
	Level I	Level II	Level III	Total
Securities Sold, Not Yet Purchased	$82,888	$865	$—	$83,753
Unrealized Loss on Foreign Exchange Contracts	—	125,173	—	125,173
Interest Rate Swap	—	2,115	—	2,115
Call Options	80	—	—	80

Total Liabilities	$82,968	$128,153	$—	$211,121

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes KKR's Level III investments and other financial instruments by valuation methodology as of June 30, 2010:

	June 30, 2010
	Private Equity Investments	Other Investments	Total Level III Holdings
Third-Party Fund Managers	0.0%	0.3%	0.3%
Public/Private Company Comparables and Discounted Cash Flows	98.1%	1.6%	99.7%

Total	98.1%	1.9%	100.0%

        The changes in private equity investments and other investments measured and reported at fair value for which KKR has used Level III inputs to determine fair value for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30, 2010
	Private Equity Investments	Other Investments
Balance, Beginning of Period	$20,789,588	$393,409
Transfers In	—	—
Transfers Out	—	—
Purchases	738,584	66,820
Sales	—	(16,636)
Net Realized Gains (Losses)	(121,712)	4,450
Net Unrealized Gains (Losses)	828,947	(4,603)

Balance, End of Period	$22,235,407	$443,440

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$707,235	$(1,089)

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

	Three Months Ended June 30, 2009
	Private Equity Investments	Other Investments
Balance, Beginning of Period	$15,500,548	$150,827
Transfers In	500,500	—
Transfers Out	—	—
Purchases	324,558	1,813
Sales	—	(87)
Net Realized Gains (Losses)	(428,572)	2,269
Net Unrealized Gains (Losses)	2,025,148	56,747

Balance, End of Period	$17,922,182	$211,569

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$1,636,506	$16,962

	Six Months Ended June 30, 2010
	Private Equity Investments	Other Investments
Balance, Beginning of Period	$19,324,961	$92,075
Transfers In	—	182,576
Transfers Out	—	—
Purchases	1,749,362	156,096
Sales	(700,000)	(20,221)
Net Realized Gains (Losses)	(122,876)	4,504
Net Unrealized Gains (Losses)	1,983,960	28,410

Balance, End of Period	$22,235,407	$443,440

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$1,826,084	$31,932

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

        The Transfers In noted in the table above are principally attributable to certain corporate high yield securities and loans that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

	Six Months Ended June 30, 2009
	Private Equity Investments	Other Investments
Balance, Beginning of Period	$16,156,627	$162,857
Transfers In	500,500	—
Transfers Out	—	—
Purchases	382,789	16,419
Sales	(200,400)	(16,701)
Net Realized Gains (Losses)	(468,502)	(26,472)
Net Unrealized Gains (Losses)	1,551,168	75,466

Balance, End of Period	$17,922,182	$211,569

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$1,122,596	$6,940

        Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. There were no significant transfers between Level I and Level II during the three and six months ended, June 30, 2010 or 2009.

        The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, due from affiliates, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. KKR's debt obligations bear interest at floating rates and therefore fair value approximates carrying value.

6. EARNINGS PER COMMON UNIT

        Basic and diluted earnings per common unit are calculated by dividing Net Income (Loss) Attributable to KKR & Co. L.P. by the total weighted-average number of common units outstanding during the period. For the three and six months ended June 30, 2010, 478,105,194 of KKR Holdings units have been excluded from the calculation of diluted earnings per common unit given that the exchange of these units would proportionally increase KKR & Co. L.P.'s interests in the Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

6. EARNINGS PER COMMON UNIT (Continued)

        For the three and six months ended June 30, 2010, the basic and diluted earnings per common unit were calculated as follows:

	Basic and Diluted
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net Income (Loss) Attributable to KKR & Co. L.P.	$29,907	$143,743
Net Income Attributable to KKR & Co. L.P. Per Common Unit	$0.15	$0.70
Total Weighted-Average Common Units Outstanding	204,902,226	204,902,226

        Prior to the Transactions, KKR's business was conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its Predecessor Owners. There was no single capital structure upon which to calculate historical earnings per common unit information. Accordingly, earnings per common unit information has not been presented for historical periods prior to the Transactions.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Other assets consist of the following:

	June 30, 2010	December 31, 2009
Unrealized Gains on Foreign Exchange Forward Contracts(a)	$311,879	$—
Interest Receivable	70,051	54,974
Fixed Assets, net(b)	48,676	50,971
Deferred Tax Assets	42,545	24,616
Intangible Asset, net(c)	29,994	31,888
Foreign Currency Options(d)	8,250	13,055
Prepaid Expenses	7,858	5,573
Deferred Financing Costs	7,785	10,954
Unsettled Investment Trades(e)	5,191	7,733
Other Assets	34,430	23,288

	$566,659	$223,052

(a)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated private equity investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. The fair value of these instruments as of December 31, 2009 was an unrealized loss of $125,173 and was reported in Accounts Payable, Accrued Expenses and Other Liabilities. See Note 3 "Net

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

  Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

(b)
Net of accumulated depreciation and amortization of $65,865 and $60,170 as of June 30, 2010 and December 31, 2009, respectively. Depreciation and amortization expense totaled $3,762 and $2,269 for the three months ended June 30, 2010 and 2009, respectively and $6,200 and $4,311 for the six months ended June 30, 2010 and 2009, respectively.

(c)
Net of accumulated amortization of $7,893 and $5,999 as of June 30, 2010 and December 31, 2009, respectively. Amortization expense totaled $947 for the three months ended June 30, 2010 and 2009 and $1,894 for the six months ended June 30, 2010 and 2009.

(d)
Represents a hedging instrument used to manage foreign exchange risk. The instrument is measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with this instrument. The cost basis for this instrument at June 30, 2010 and December 31, 2009 was $10,741.

(e)
Represents amounts due from third parties for investments sold for which cash has not been received as of June 30, 2010.

        Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2010	December 31, 2009
Amounts Payable to Carry Pool(a)	$385,067	$200,918
Deferred Tax Liabilities	104,855	67,243
Interest Payable	71,728	114,807
Securities Sold, Not Yet Purchased(b)	65,242	83,753
Accrued Compensation and Benefits	59,647	8,094
Unsettled Investment Trades(c)	53,524	14,149
Accounts Payable and Accrued Expenses	37,467	87,023
Deferred Revenue	3,473	3,535
Unrealized Losses on Foreign Exchange Forward Contracts(d)	—	125,173
Derivative Liabilities(e)	—	2,115
Other Liabilities	28,176	4,894

	$809,179	$711,704

(a)
Represents the amount of carried interest payable to KKR's principals, other professionals and selected other individuals with respect to KKR's active funds and

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

  co-investment vehicles that provide for carried interest. See Note 2 "Significant Accounting Policies—Profit Sharing Plans".

(b)
Represents securities sold short, which are obligations of KKR to deliver a specified security at a contracted price at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost basis for these instruments at June 30, 2010 and December 31, 2009 was $67,802 and $76,628, respectively.

(c)
Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(d)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated private equity investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. The fair value of these instruments as of June 30, 2010 was an unrealized gain of $311,879 and was reported in Other Assets. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

(e)
Represents derivative financial instruments used to manage interest rate risk arising from certain assets and liabilities. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. As of June 30, 2010, there were no such derivative financial instruments outstanding. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

8. DEBT OBLIGATIONS

        Debt obligations consist of the following:

	June 30, 2010	December 31, 2009
Investment Financing Arrangements	$978,588	$1,326,488
Revolving Credit Agreements	314,051	733,697

	$1,292,639	$2,060,185

Investment Financing Agreements:

        Certain of KKR's private equity fund investment vehicles have entered into financing arrangements with major financial institutions in connection with specific private equity investments with the objective of enhancing returns. These financing arrangements are not direct obligations of the general partners of KKR's private equity funds or its management companies. As of June 30, 2010, KKR had made

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

8. DEBT OBLIGATIONS (Continued)

$1,887.1 million in these specific private equity investments of which $978.6 million was funded using these financing arrangements. Total availability under these financing arrangements amounted to $979.4 million as of June 30, 2010.

        Of the $978.6 million of financing, $796.4 million was structured through the use of total return swaps which effectively convert third party capital contributions into borrowings of KKR. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral up to the amount borrowed plus accrued interest, under the terms of these financing arrangements. The per annum rates of interest payable for the financings range from three- month LIBOR plus 1.35% to three-month LIBOR plus 1.75% (rates ranging from 1.7% to 2.1% as of June 30, 2010).

        The remaining $182.2 million of financing was structured through the use of a syndicated term and a revolving credit facility (the "Term Facility"). The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest is the greater of the 5-Year interest rate swap rate plus 1.75% or 4.65% for periods from March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity the interest rate is equal to one year LIBOR plus 1.75%. The interest rate at June 30, 2010 on the borrowings outstanding was 4.65%.

KKR Revolving Credit Agreements:

Corporate Credit Agreement

        On February 26, 2008, KKR entered into a credit agreement with a major financial institution. The Corporate Credit Agreement provides for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. The facility has a term of five years that expires on February 26, 2013. As of June 30, 2010, $98.0 million was outstanding under the Corporate Credit Agreement and the interest rate on such borrowings was approximately 0.8%.

KCM Credit Agreement

        On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. In March 2009, the KCM Credit Agreement was amended to reduce the amounts available on revolving borrowings from $700 million to $500 million. As a result of this amendment, the counterparty returned approximately $1.6 million in financing costs. As of June 30, 2010, no borrowings were outstanding under the KCM Credit Agreement.

Principal Credit Agreement

        In June 2007, the KPE Investment Partnership entered into a five-year revolving credit agreement with a syndicate of lenders. The Principal Credit Agreement provides for up to $925.0 million of senior

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

8. DEBT OBLIGATIONS (Continued)

secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. In September 2009, a wholly owned subsidiary of KKR assumed $65.0 million of commitments on the Principal Credit Agreement from one of the counterparties to the agreement, which has effectively reduced KKR's availability under the Principal Credit Agreement to $860.0 million.

        As of June 30, 2010, the interest rates on borrowings under the Principal Credit Agreement ranged from 1.1% to 1.3%. As of June 30, 2010, KKR had $216.1 million of borrowings outstanding. Foreign currency adjustments related to these borrowings during the period are recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for foreign currency adjustments related to these borrowings.

	June 30, 2010	December 31, 2009
Notional borrowings under the KPE Credit Agreement	$227,548	$713,934
Foreign currency adjustments:
Less: Unrealized gain related to borrowings denominated in British pounds sterling	11,497	5,237

Total	$216,051	$708,697

9. INCOME TAXES

        Prior to the Transactions, KKR provided for New York City unincorporated business tax for certain entities based on a statutory rate of 4%. Following the Transactions, the KKR Group Partnerships and certain of their subsidiaries will continue to be treated as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to the New York City unincorporated business tax or non-U.S. income taxes. In addition, certain of the wholly owned subsidiaries of KKR will be subject to federal, state and local corporate income taxes.

        KKR's effective rate was 3.55% and 0.01% for the three months ended June 30, 2010 and 2009, respectively and 1.36% and 0.11% for the six months ended June 30, 2010 and 2009, respectively. KKR's income tax provision was $31,283 and $159 for the three months ended June 30, 2010 and 2009 respectively and $44,735 and $1,690 for the six months ended June 30, 2010 and 2009, respectively.

        The effective rate differs from the statutory rate for the three and six months ended June 30, 2010 and 2009, respectively, substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other partnership subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of the compensation charges attributable to KKR are not deductible for tax purposes.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

9. INCOME TAXES (Continued)

        During the three month period ending June 30, 2010, there were no material changes to the uncertain tax positions. KKR believes that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. EQUITY-BASED COMPENSATION

        Upon completion of the Transactions, KKR principals and certain operating consultants received grants of KKR Holdings units which are exchangeable for KKR Group Partnership units. KKR Holdings owns 70%, or 478,105,194, of the outstanding KKR Group Partnership Units. These grants were issued as part of our internal reorganization as well as to promote broad ownership of our firm among our personnel and further align their interests with those of investors. We believe that grants to our principals and certain operating consultants provide an additional means for allowing us to incentivize, motivate and retain qualified professionals that will help us continue to grow our business over the long term. These units are subject to minimum retained ownership requirements and transfer restrictions, and allow for the ability to exchange into units of KKR on a one-for-one basis.

        Except for any units that vested on the date of grant, units are subject to service based vesting over a five-year period. The transfer restriction period will last for a minimum of (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, these individuals will also be subject to minimum retained ownership rules requiring them to continuously hold at least 25% of their vested interests. Upon separation from KKR, certain unitholders will be subject to the terms of a non-compete agreement that may require the forfeiture of certain vested and unvested units should the terms of the non-compete be violated. Holders of KKR Group Partnership Units held through KKR Holdings are not entitled to participate in distributions made on KKR Group Partnership Units until such units are vested.

        All of the 478,105,194 KKR Holdings units have been legally allocated, but the allocation of 37,841,684 of these units has not been communicated to each respective principal. The units whose allocation has not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the managing members. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its employees. It is anticipated that additional service based vesting conditions will be imposed at the time the allocation is initially communicated to the respective employees. KKR applied the guidance of ASC 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date have occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the managing members in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY-BASED COMPENSATION (Continued)

        The fair value of KKR Holdings units granted is based on the closing price of KKR's common units on date of grant for principal awards and on the reporting date for operating consultant awards. KKR determined this to be the best evidence of fair value as a KKR unit is traded in an active market and has an observable market price. Additionally, a KKR Holdings unit is an instrument with terms and conditions similar to those of a KKR unit. Specifically, units in both KKR Holdings and KKR represent ownership interests in KKR Group Partnership Units and, subject to the vesting and transfer restrictions referenced above, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit on a one-for-one basis.

        In conjunction with the Transactions, certain principals and operating consultants contributed ownership interests in our historical businesses in exchange for units in KKR Holdings. On the date of grant, the fair value of the total ownership interests contributed by the principals and operating consultants as a whole amounted to approximately $4.34 billion. The value of the contributed interests was estimated using an income approach based upon the present value of forecasts of ongoing cash flows for the business. Management deemed an income approach to be the most appropriate methodology due to the differences in the underlying business fundamentals among KKR's various business lines, especially as it relates to carried interest, and to a lesser extent the lack of public data for companies comparable to KKR as a whole. Assumptions utilized in the valuation analysis reflect management's forecast for the business, historical experience, current economic conditions and long-term normalized expectations that take into consideration estimated investment returns, investment holding periods, management fees, taxes and discount rates management deemed appropriate for the business.

        The calculation of compensation expense, if any, was performed on a person by person basis. Individual grants at October 1, 2009, were based on past performance and anticipated future performance. These grants may have differed from historical ownership interests. To the extent the fair value of an individual's vested units received exceeded an individual's contributed ownership interests, additional expense was recorded. For principals and operating consultants whose value of ownership interests contributed was greater than the value of vested units received, no additional expense was recorded. Compensation expense is recognized for all unvested KKR Holdings units received by an individual over the vesting period.

        KKR Principal Units—Units granted to principals give rise to periodic employee compensation charges in the statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, compensation expense is recognized on the date of grant based on the fair value of a unit (determined using the latest available closing price of KKR's common units) on the grant date multiplied by the number of vested units. In conjunction with the Transactions, certain principals received vested units in excess of the fair value of their contributed ownership interests in our historical businesses. Accordingly, to the extent the fair value (calculated as described above) of any vested units received in the Transactions exceeded the fair value of such principal's contributed interests, compensation expense was recorded in the statements of operations.

        Compensation expense on unvested units is calculated based on the fair value of a unit (determined using the latest available closing price of KKR's units) at the time of grant, which is generally the closing price of the unit on the previous day, discounted for the lack of participation

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY-BASED COMPENSATION (Continued)

rights in the expected distributions on unvested units, which ranges from 1% to 32%, multiplied by the number of unvested units on the grant date. Additionally, the calculation of compensation expense on unvested units assumes a forfeiture rate of up to 3% annually based upon expected turnover by employee class. For the three and six months ended June 30, 2010, KKR recorded compensation expense of $138.6 million and $321.0 million respectively, in relation to equity based awards of KKR Group Partnership Units held through KKR Holdings to principals. As of June 30, 2010 there was approximately $687.0 million of estimated unrecognized compensation expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 1.7 years, using the graded attribution method, which treats each vesting portion as a separate award.

        Operating Consultant Units—Certain non-employee operating consultants provide services to KKR and certain of its portfolio companies, payment for which is made in the form of cash and KKR's equity. To the extent that these consultants no longer provide services to KKR, they are required to forfeit any unvested equity received. Units granted to operating consultants described above give rise to periodic general, administrative and other charges in the statements of operations. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a unit (determined using the closing price of KKR's units) on the grant date multiplied by the number of vested units. In conjunction with the Transactions, certain operating consultants received vested units in excess of the fair value of their contributed ownership interests in our historical businesses. Accordingly, to the extent the fair value (calculated as described above) of any vested units received in the Transactions exceeded the fair value of such operating consultant's contributed interests, general, administrative and other expense was recorded in the statements of operations.

        General, administrative and other expense recognized on unvested units is calculated based on the fair value of a unit (determined using the latest available closing price of KKR's units, which is generally the closing price of the unit on the previous day) on each reporting date and subsequently adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of these units will not be finalized until each vesting date. Additionally, the calculation of the general administrative and other expense assumes a forfeiture rate of up to 3% annually based upon expected turnover by class of operating consultant. For the three and six months ended June 30, 2010, KKR recorded general, administrative and other expense of $7.3 million and $45.2 million respectively in relation to equity based awards of KKR Group Partnership Units held through KKR Holdings to operating consultants. As of June 30, 2010, there was approximately $91.0 million of estimated unrecognized general, administrative and other expense related to unvested awards based on the total fair value of the unvested units on that date. Future general, administrative and other charges are expected to be recognized over a weighted-average period of 1.7 years, using the graded attribution method, which treats each vesting portion as a separate award.

        KKR has historically had low attrition among its principals and operating consultants and no substantial attrition among its most senior executives, the Senior Principals, on an annual basis. Based on this history, which KKR expects to continue for the foreseeable future, KKR estimated a turnover rate of up to 3% annually based on expected turnover by employee class. KKR will periodically assess this forfeiture estimate as actual experience is observed and make adjustments to compensation and general, administrative and other expense as deemed necessary.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY-BASED COMPENSATION (Continued)

        A summary of the status of KKR's equity based awards granted to KKR principals and operating consultants from January 1, 2010 through June 30, 2010 are presented below:

	KKR Principals		Operating Consultants
Unvested Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	149,574,399	$7.87	18,298,202	$7.92
Granted	1,444,300	$8.66	845,000	$8.46
Vested	(6,477,361)	$9.24	(1,006,106)	$9.24
Forfeited	(2,541,572)	$8.12	(1,756,911)	$8.02

Balance, June 30, 2010	141,999,766	$8.05	16,380,185	$8.11

	Principal Awards	Operating Consultant Awards
Weighted average remaining vesting period (in years) over which unvested units are expected to vest	2.1	2.0

        The following table summarizes the vesting tranches for principals and operating consultants:

Vesting Date	Principal Units	Operating Consultant Units
October 1, 2010	32,476,497	3,845,718
April 1, 2011	3,373,014	886,289
October 1, 2011	26,972,141	2,951,578
April 1, 2012	164,211	25,031
October 1, 2012	26,413,648	2,882,209
April 1, 2013	5,507	15,000
October 1, 2013	26,297,374	2,872,180
April 1, 2014	—	15,000
October 1, 2014	26,297,374	2,872,180
April 1, 2015	—	15,000

	141,999,766	16,380,185

        Restricted Equity Units—Upon completion of the Transactions, grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel. These will be funded by KKR Holdings and will not dilute KKR's interests in the KKR Group Partnerships. The vesting of these equity units occurs in installments over three to five years from the date of grant and was contingent on, among other things, KKR's units becoming listed and traded on the NYSE or another U.S. exchange. On July 15, 2010, KKR & Co. L.P. completed its listing on the NYSE. This event satisfied the contingency described above and accordingly, KKR recorded compensation expense of $34.0 million and general, administrative and

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY-BASED COMPENSATION (Continued)

other expense of $17.1 million in relation to these awards. This reflects the cumulative vesting of the units from the grant date to June 30, 2010.

        As of June 30, 2010, there was approximately $26.9 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.2 years, using the graded attribution method, which treats each vesting portion as a separate award.

        A summary of the status of KKR's restricted equity awards granted to KKR professionals, support staff, and other personnel from January 1, 2010 through June 30, 2010 are presented below:

Unvested Units	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	8,559,679	$9.35
New Grants	203,900	$11.05
Vested	(1,922,574)	$9.35
Forfeitures	(214,784)	$9.35

	6,626,221	$9.41

        Discretionary Compensation and Discretionary Allocations—Certain KKR principals who hold KKR Group Partnership Units through KKR Holdings units are expected to be allocated, on a discretionary basis, distributions on KKR Group Partnership units received by KKR Holdings. These discretionary amounts, which are expected to be determined each annual period, entitle the principal to receive amounts in excess of their vested equity interests. Because unvested units do not have distribution participation rights, any amounts allocated in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges have been recorded based on the estimates of amounts expected to be paid. Compensation charges relating to this discretionary allocation amounted to $29.2 million and $61.6 million for the three and six months ended June 30, 2010 respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

11. RELATED PARTY TRANSACTIONS

        Due from and to Affiliates consists of:

	June 30, 2010	December 31, 2009
Due from Principals(a)	$55,937	$77,075
Due from Portfolio Companies	35,366	18,067
Due from Related Entities	20,992	20,778
Due from Unconsolidated Funds	21,071	8,068

	$133,366	$123,988

	June 30, 2010	December 31, 2009
Due to KKR Holdings, L.P.(b)	$—	$87,741
Due to Unconsolidated Funds	3,768	—

	$3,768	$87,741

(a)
Represents an amount due from KKR principals for the amount of the clawback obligation that would be required to be funded by KKR principals who do not hold direct controlling and economic interests in the KKR Group Partnerships. In periods prior to the Transactions, such amount was reflected as a capital deficit within partners' capital given the KKR principals held controlling and economic interests in the historical KKR. See Note 13 "Commitments and Contingencies".

(b)
Prior to the Transactions, KKR made an in-kind distribution of certain receivables of our management companies to KKR Holdings. These receivables represented amounts owed by our consolidated KKR Funds to our management companies. Subsequent to the distribution of these receivables, the amounts owed by the KKR Funds are payable to KKR Holdings and as such are no longer payable to a consolidated entity. Accordingly, the payable that existed at December 31, 2009 at the KKR Funds is reflected in Due to Affiliates. In periods prior to the Transactions, such amounts were eliminated in consolidation. This amount was paid to KKR Holdings in January 2010.

KKR Financial Holdings LLC ("KFN")

        KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the New York Stock Exchange under the symbol "KFN." KFN is managed by KKR but is not under the common control of the Senior Principals or otherwise consolidated by KKR as control is maintained by third- party investors. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of June 30, 2010 and December 31, 2009, KFN had consolidated assets of $8.1 billion and $10.3 billion, respectively, and shareholders' equity of $1.3 billion and $1.2 billion, respectively. Shares of KFN held by KKR are accounted for as trading securities (see Note 2, "Summary of Significant Accounting Policies—Management fees received from consolidated and unconsolidated funds") and represented less than 1% of KFN's outstanding shares as of June 30, 2010 and December 31, 2009. If KKR were to exercise all of its outstanding vested options, KKR's ownership interest in KFN would be less than 1% of KFN's outstanding shares as of June 30, 2010 and December 31, 2009.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

Discretionary Investments

        Certain of KKR's investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with its private equity funds. Side-by-side investments are investments in Portfolio Companies that are made on the same terms and conditions as those acquired by the applicable fund, except that the side-by-side investments are not subject to management fees or a carried interest. The cash invested by these individuals aggregated $16.2 million and $11.5 million for the three months ended June 30, 2010 and 2009, respectively and $35.6 and $11.8 million for the six months ended June 30, 2010 and 2009, respectively. These investments are not included in the accompanying financial statements.

Aircraft and Other Services

        Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $0.1 million and $2.3 million for the use of these aircraft for the three months ended June 30, 2010 and 2009, respectively, and $2.2 million and $4.5 million for the six months ended June 30, 2010 and 2009, respectively.

Facilities

        Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $1.6 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively and $3.2 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively.

12. SEGMENT REPORTING

        KKR operates through three reportable business segments. These segments, which are differentiated primarily by their investment focuses and strategies, consist of the following:

Private Markets

        KKR's Private Markets segment is comprised of its global private equity business, which manages and sponsors a group of investment funds and vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions.

Public Markets

        KKR's Public Markets segment is comprised primarily of its fixed income businesses which manage capital in liquid credit strategies, such as leveraged loans and high yield bonds, and less liquid credit products such as mezzanine debt and capital solutions investments. KKR's capital solutions effort focuses on special situations investing, including rescue financing, distressed investing, debtor-in-possession financing and exit financing.

        KKR executes these investment strategies through a specialty finance company and a number of investment funds, structured finance vehicles and separately managed accounts.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

Capital Markets and Principal Activities

        KKR's Capital Markets and Principal Activities segment combines the assets KKR acquired in the Combination Transaction with its global capital markets business. We have included the assets and liabilities acquired from KPE in our Capital Markets and Principal Activities segment in order to separate the reporting of our principal investment activities from the reporting of our third party investment management activities. KKR's capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services.

Key Performance Measures

        Fee Related Earnings ("FRE") and Economic Net Income ("ENI") are key performance measures used by management. These measures are used by management in making resource deployment and operating decisions as well as assessing the overall performance of each of KKR's business segments.

FRE

        FRE is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of expenses of consolidated funds; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non-recurring items.

ENI

        ENI is a measure of profitability for KKR's reportable segments and is comprised of: (i) FRE; plus (ii) segment investment income, which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR's segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income relating to noncontrolling interests; and (iii) the exclusion of income taxes.

        KKR's reportable segments are presented prior to giving effect to the allocation of income (loss) between KKR and KKR Holdings and as such represents KKR's business in total. KKR's allocable portion of FRE and ENI would be calculated as approximately 30% of the amounts presented less applicable income taxes. In connection with the Transactions, KKR changed the format of its segment financial information in order to: (i) properly reflect the economic arrangements resulting from the Transactions, and (ii) provide more detail regarding fees and investment income. KKR has adjusted its segment financial information for the three and six months ended June 30, 2009 to reflect these changes, where applicable. None of these changes impacted economic net income.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the three months ended June 30, 2010:

	As of and For the Three Months Ended June 30, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$97,046	$13,623	$—	$110,669
Incentive fees	—	8,350	—	8,350

Management and incentive fees	97,046	21,973	—	119,019

Monitoring and transaction fees:
Monitoring fees	20,512	—	—	20,512
Transaction fees	20,128	2,330	14,983	37,441
Fee Credits(1)	(13,872)	(1,406)	—	(15,278)

Net monitoring and transaction fees	26,768	924	14,983	42,675

Total fees	123,814	22,897	14,983	161,694

Expenses
Employee compensation and benefits	38,463	7,474	3,494	49,431
Other Operating Expense	43,237	3,673	2,017	48,927

Total expenses	81,700	11,147	5,511	98,358

Fee related earnings	42,114	11,750	9,472	63,336

Investment income (loss)
Gross carried interest	228,413	1,081	—	229,494
Less: allocation to KKR carry pool(2)	(95,597)	(432)	—	(96,029)
Less: management fee refunds(3)	(17,907)	—	—	(17,907)

Net carried interest	114,909	649	—	115,558
Other investment income (loss)	(1,462)	(126)	256,619	255,031

Total investment income (loss)	113,447	523	256,619	370,589

Income (loss) before noncontrolling interests in income of consolidated entities	155,561	12,273	266,091	433,925
Income (loss) attributable to noncontrolling interests(4)	436	110	328	874

Economic net income (loss)	$155,125	$12,163	$265,763	$433,051

Total Assets	$643,874	$70,782	$4,815,919	$5,530,575

Total Partners' Capital	$521,327	$58,990	$4,451,028	$5,031,345

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with such limited partners a portion of any monitoring and transaction fees received from portfolio

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

  companies and allocable to their funds ("Fee Credits"). Fee Credits exclude fees that are not attributable to a fund's interest in a portfolio company and generally amount to 80% of monitoring and transaction fees allocable to the fund after related expenses are recovered.

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of management fees earned.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor an aggregate of 2% of the equity in KKR's capital markets business.

The following table reconciles KKR's total reportable segments to the financial statements as of and for the three months ended June 30, 2010:

	As of and For the Three Months Ended June 30, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$161,694	$(74,624)	$87,070
Expenses(b)	$98,358	$332,228	$430,586
Investment income (loss)(c)	$370,589	$854,370	$1,224,959
Income (loss) before taxes	$433,925	$447,518	$881,443
Income (loss) attributable to noncontrolling interests	$874	$675,942	$676,816
Income (loss) attributable to KKR Holdings	$—	$143,437	$143,437
Total assets(d)	$5,530,575	$28,286,362	$33,816,937
Total Partners' Capital(e)	$5,031,345	$26,680,006	$31,711,351

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $95,564, (ii) fee credits of $14,434 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $6,506.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based payments which amounted to $227,083, (ii) allocations to the carry pool of $96,029, (iii) a gross up of reimbursable expenses of $6,506, (iv) operating expenses of $1,243 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and (v) other adjustments of $1,367.

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $740,434 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $96,029, and (iii) a reduction for management fee refunds of $17,907.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

(d)
Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)
Substantially all of the total partners' capital adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Three Months Ended June 30, 2010
Economic net income (loss)	$433,051
Income taxes	(31,283)
Amortization of intangibles and other, net	(1,341)
Non-cash equity based charges	(227,083)
Allocation to noncontrolling interests held by KKR Holdings	(143,437)

Net income attributable to KKR & Co. L.P.	$29,907

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the three months ended June 30, 2009:

	As of and For the Three Months Ended June 30, 2009
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$106,451	$11,977	$—	$118,428
Incentive fees	—	—	—	—

Management and incentive fees	106,451	11,977	—	118,428

Monitoring and transaction fees:
Monitoring fees	20,954	—	—	20,954
Transaction fees	10,400	—	3,976	14,376
Fee Credits(1)	(8,794)	—	—	(8,794)

Net monitoring and transaction fees	22,560	—	3,976	26,536

Total fees	129,011	11,977	3,976	144,964

Expenses
Employee compensation and benefits	34,590	5,896	2,447	42,933
Other operating expenses	35,375	4,603	1,505	41,483

Total expenses	69,965	10,499	3,952	84,416

Fee related earnings	59,046	1,478	24	60,548

Investment income (loss)
Gross carried interest	263,650	—	—	263,650
Less: allocation to KKR carry pool(2)	(4,865)	—	—	(4,865)
Less: management fee refunds(3)	—	—	—	—

Net carried interest	258,785	—	—	258,785
Other investment income (loss)	50,009	(1,411)	(965)	47,633

Total investment income (loss)	308,794	(1,411)	(965)	306,418

Income (loss) before noncontrolling interests in income of consolidated entities	367,840	67	(941)	366,966
Income (loss) attributable to noncontrolling interests(4)	—	—	34	34

Economic net income (loss)(5)	$367,840	$67	$(975)	$366,932

Total Assets	$694,300	$54,146	$26,124	$774,570

Total Partners' Capital	$360,121	$47,115	$(1,210)	$406,026

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with such limited partners a portion of any monitoring and transaction fees received from portfolio

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

  companies and allocable to their funds ("Fee Credits"). Fee Credits exclude fees that are not attributable to a fund's interest in a portfolio company and generally amount to 80% of monitoring and transaction fees allocable to the fund after related expenses are recovered.

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and in conjunction the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)
Represents economic interests that will allocate to a third party investor an aggregate of 2% of the equity in KKR's capital markets business.

(5)
Represents three months of economic net income (loss) of which 100% was allocable to KKR.

The following table reconciles KKR's total reportable segments to the consolidated financial statements as of and for the three months ended June 30, 2009:

	As of and For the Three Months Ended June 30, 2009
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$144,964	$(93,482)	$51,482
Expenses(b)	$84,416	$13,306	$97,722
Investment income (loss)(c)	$306,418	$2,001,192	$2,307,610
Income (loss) before taxes	$366,966	$1,894,404	$2,261,370
Income (loss) attributable to noncontrolling interests	$34	$1,895,351	$1,895,385
Income (loss) attributable to KKR Holdings	$—	$—	$—
Total assets(d)	$774,570	$23,840,841	$24,615,411
Total Partners' Capital(e)	$406,026	$21,380,897	$21,786,923

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $104,927, (ii) fee credits of $8,794 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $2,651.

(b)
The expenses adjustment consists of (i) a gross up of reimbursable expenses in the consolidated financial results of $2,651, (ii) inclusion of $3,322 of other operating expenses primarily relating to the consolidation of the KKR Funds, (iii) allocations to the carry pool of $4,865 and (iv) other adjustments of $2,468.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

(c)
The investment income (loss) adjustment primarily represents the inclusion of investment income of $1,996,327 attributable to noncontrolling interests upon consolidation of the KKR Funds and allocations to the carry pool of $4,865.

(d)
Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)
Substantially all of the total partners' capital adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Three Months Ended June 30, 2009
Economic net income (loss)	$366,932
Income taxes	(159)
Amortization of intangibles	(947)

Net income attributable to KKR & Co. L.P.	$365,826

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the six months ended June 30, 2010:

	As of and For the Six Months Ended June 30, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$195,206	$26,492	$—	$221,698
Incentive fees	—	20,850	—	20,850

Management and incentive fees	195,206	47,342	—	242,548

Monitoring and transaction fees:
Monitoring fees	43,044	—	—	43,044
Transaction fees	45,242	8,153	39,580	92,975
Fee Credits(1)	(23,949)	(5,596)	—	(29,545)

Net monitoring and transaction fees	64,337	2,557	39,580	106,474

Total fees	259,543	49,899	39,580	349,022

Expenses
Employee compensation and benefits	79,304	14,616	7,764	101,684
Other Operating Expense	81,908	7,838	3,867	93,613

Total expenses	161,212	22,454	11,631	195,297

Fee related earnings	98,331	27,445	27,949	153,725

Investment income (loss)
Gross carried interest	551,253	1,452	—	552,705
Less: allocation to KKR carry pool(2)	(194,830)	(581)	—	(195,411)
Less: management fee refunds(3)	(101,647)	—	—	(101,647)

Net carried interest	254,776	871	—	255,647
Other investment income (loss)	(4,056)	382	703,407	699,733

Total investment income (loss)	250,720	1,253	703,407	955,380

Income (loss) before noncontrolling interests in income of consolidated entities	349,051	28,698	731,356	1,109,105
Income (loss) attributable to noncontrolling interests(4)	186	255	809	1,250

Economic net income (loss)	$348,865	$28,443	$730,547	$1,107,855

Total Assets	$643,874	$70,782	$4,815,919	$5,530,575

Total Partners' Capital	$521,327	$58,990	$4,451,028	$5,031,345

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with such limited partners a portion of any monitoring and transaction fees received from portfolio

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

  companies and allocable to their funds ("Fee Credits"). Fee Credits exclude fees that are not attributable to a fund's interest in a portfolio company and generally amount to 80% of monitoring and transaction fees allocable to the fund after related expenses are recovered.

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of management fees earned.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor an aggregate of 2% of the equity in KKR's capital markets business.

  The following table reconciles KKR's total reportable segments to the financial statements as of and for the six months ended June 30, 2010:

	As of and For the Six Months Ended June 30, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$349,022	$(155,921)	$193,101
Expenses(b)	$195,297	$698,597	$893,894
Investment income (loss)(c)	$955,380	$3,033,515	$3,988,895
Income (loss) before taxes	$1,109,105	$2,178,997	$3,288,102
Income (loss) attributable to noncontrolling interests	$1,250	$2,662,696	$2,663,946
Income (loss) attributable to KKR Holdings	$—	$435,678	$435,678
Total assets(d)	$5,530,575	$28,286,362	$33,816,937
Total Partners' Capital(e)	$5,031,345	$26,680,006	$31,711,351

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $190,192, (ii) fee credits of $24,673 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $9,598.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based payments which amounted to $479,842, (ii) allocations to the carry pool of $195,411, (iii) a gross up of reimbursable expenses of $9,598 (iv) operating expenses of $7,278 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and (v) other adjustments of $6,468.

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $2,736,457 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $195,411, and (iii) a reduction for management fee refunds of $101,647.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

(d)
Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)
Substantially all of the total partners' capital adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following

Six Months Ended June 30, 2010
Economic net income (loss)	$1,107,855
Income taxes	(44,735)
Amortization of intangibles and other, net	(3,857)
Non-cash equity based charges	(479,842)
Allocation to noncontrolling interests held by KKR Holdings	(435,678)

Net income attributable to KKR & Co. L.P.	$143,743

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the six months ended June 30, 2009:

	As of and For the Six Months Ended June 30, 2009
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$210,253	$24,045	$—	$234,298
Incentive fees	—	—	—	—

Management and incentive fees	210,253	24,045	—	234,298

Monitoring and transaction fees:
Monitoring fees	42,914	—	—	42,914
Transaction fees	10,400	—	4,167	14,567
Fee Credits(1)	(10,516)	—	—	(10,516)

Net monitoring and transaction fees	42,798	—	4,167	46,965

Total fees	253,051	24,045	4,167	281,263

Expenses
Employee compensation and benefits	70,988	11,519	4,696	87,203
Other operating expenses	74,806	10,724	2,598	88,128

Total expenses	145,794	22,243	7,294	175,331

Fee related earnings	107,257	1,802	(3,127)	105,932

Investment income (loss)
Gross carried interest	194,525	—	—	194,525
Less: allocation to KKR carry pool(2)	(5,871)	—	—	(5,871)
Less: management fee refunds(3)	—	—	—	—

Net carried interest	188,654	—	—	188,654
Other investment income (loss)	24,539	(2,071)	(2,282)	20,186

Total investment income (loss)	213,193	(2,071)	(2,282)	208,840

Income (loss) before noncontrolling interests in income of consolidated entities	320,450	(269)	(5,409)	314,772
Income (loss) attributable to noncontrolling interests(4)	—	—	(55)	(55)

Economic net income (loss)(5)	$320,450	$(269)	$(5,354)	$314,827

Total Assets	$694,300	$54,146	$26,124	$774,570

Total Partners' Capital	$360,121	$47,115	$(1,210)	$406,026

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with such limited partners a portion of any monitoring and transaction fees received from portfolio companies and allocable to their funds ("Fee Credits"). Fee Credits exclude fees that are not attributable to a fund's interest

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

  in a portfolio company and generally amount to 80% of monitoring and transaction fees allocable to the fund after related expenses are recovered.

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and in conjunction the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)
Represents economic interests that will allocate to a third party investor an aggregate of 2% of the equity in KKR's capital markets business.

(5)
Represents six months of economic net income (loss) of which 100% was allocable to KKR.

The following table reconciles KKR's total reportable segments to the consolidated financial statements as of and for the six months ended June 30, 2009:

	As of and For the Six Months Ended June 30, 2009
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$281,263	$(190,711)	$90,552
Expenses(b)	$175,331	$27,149	$202,480
Investment income (loss)(c)	$208,840	$1,383,425	$1,592,265
Income (loss) before taxes	$314,772	$1,165,565	$1,480,337
Income (loss) attributable to noncontrolling interests	$(55)	$1,167,459	$1,167,404
Income (loss) attributable to KKR Holdings	$—	$—	$—
Total assets(d)	$774,570	$23,840,841	$24,615,411
Total Partners' Capital(e)	$406,026	$21,380,897	$21,786,923

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $207,442, (ii) fee credits of $10,516 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $6,215.

(b)
The expenses adjustment consists of (i) a gross up of reimbursable expenses in the consolidated financial results of $6,215, (ii) inclusion of $11,145 of other operating expenses primarily relating to the consolidation of the KKR Funds, (iii) allocations to the carry pool of $5,871 and (iv) other adjustments of $3,918.

(c)
The investment income (loss) adjustment primarily represents the inclusion of investment income of $1,377,554 attributable to noncontrolling interests upon consolidation of the KKR Funds and allocations to the carry pool of $5,871.

(d)
Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)
Substantially all of the total partners' capital adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Six Months Ended June 30, 2009
Economic net income (loss)	$314,827
Income taxes	(1,690)
Amortization of intangibles	(1,894)

Net income attributable to KKR & Co. L.P.	$311,243

13. COMMITMENTS AND CONTINGENCIES

Debt Covenants

        Borrowings of KKR contain various customary debt covenants. These covenants do not, in management's opinion, materially restrict KKR's investment or financing strategy. KKR is in compliance with all of its debt covenants as of June 30, 2010.

Investment Commitments

        As of June 30, 2010, KKR had unfunded commitments to its private equity and other investment vehicles of $1,070.8 million.

Contingent Repayment Guarantees

        The instruments governing KKR's private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partners to return amounts to the fund for distribution to the limited partners at the end of the life of the fund. Under a "clawback" provision, upon the liquidation of a fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. As of June 30, 2010, the amount of carried interest KKR principals have received, that is subject to this clawback provision was $689.2 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their June 30, 2010 fair values, the clawback obligation would have been $61.5 million of which $55.9 million is recorded in due from affiliates and $5.6 million is due from noncontrolling interest holders.

        Prior to the Transactions, certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations.

        The terms of the Transactions require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

$223.6 million. At June 30, 2010, KKR has recorded a receivable of $55.9 million within Due from Affiliates for the amount of the clawback obligation given it would be required to be funded by KKR principals who do not hold direct controlling and economic interests in the KKR Group Partnerships. In periods prior to the Transactions, such amount was reflected as a capital deficit within partners' capital given the KKR principals held controlling and economic interests in the historical KKR.

        Carry distributions arising subsequent to the Transactions will be allocated to KKR, KKR Holdings and KKR principals (as carry pool participants) in accordance with the terms of the instruments governing the KKR Group Partnerships. KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

        The instruments governing certain of KKR's private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the "net loss sharing provisions," certain of KKR's private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of June 30, 2010, KKR's contingent repayment obligation would have been approximately $21.8 million. If the vehicles were liquidated at zero value, the contingent repayment obligation would have been approximately $1,108.9 million as of June 30, 2010.

Indemnifications

        In the normal course of business, KKR and its subsidiaries enter into contracts that contain a variety of representations and warranties and provide general indemnifications. KKR's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be remote.

Litigation

        From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR's business. KKR's business is also subject to extensive regulation, which may result in regulatory proceedings against it.

        In August 1999, KKR and certain of its current and former personnel were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno's, Inc. ("Bruno's"), one of KKR's former portfolio companies, in 1995. The action was removed to the U.S Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno's in an August 1995 subordinated notes offering relating to the acquisition and in Bruno's subsequent periodic financial disclosures. In January 2001, the action was transferred to

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

the U.S. District Court for the Northern District of Alabama. In August 2009, the action was consolidated with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which is pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. As suggested by the Alabama State Court, KKR has filed a petition seeking an immediate appeal of certain rulings made by the Alabama State Court when denying the motion to dismiss. In June and July 2010, the Alabama Supreme Court ordered the parties to brief KKR's petition and the petition filed by another defendant seeking an immediate appeal of certain rulings made by the Alabama State Court. The parties are in the process of briefing both petitions.

        In 2005, KKR and certain of its current and former personnel were named as defendants in now-consolidated shareholder derivative actions in the Court of Chancery of the State of Delaware relating to PRIMEDIA Inc. ("PRIMEDIA"), one of its portfolio companies. These actions claim that the board of directors of PRIMEDIA breached its fiduciary duty of loyalty in connection with the redemption of certain shares of preferred stock in 2004 and 2005. The plaintiffs further allege that KKR benefited from these redemptions of preferred stock at the expense of PRIMEDIA and that KKR usurped a corporate opportunity of PRIMEDIA in 2002 by purchasing shares of its preferred stock at a discount on the open market while causing PRIMEDIA to refrain from doing the same. In February 2008, the special litigation committee formed by the board of directors of PRIMEDIA, following a review of plaintiffs' claims, filed a motion to dismiss the actions. In March 2010, plaintiffs filed an amended complaint, including additional allegations concerning purchases of PRIMEDIA's preferred stock in 2002. Plaintiffs seek an accounting by defendants of unspecified damages to PRIMEDIA and an award of attorneys' fees and costs. Oral argument on the special litigation committee's motion to dismiss was held on June 14, 2010 and on June 16, 2010. The Vice Chancellor of the Court of Chancery of the State of Delaware entered an order dismissing all claims asserted against the defendants. On July 15, 2010, the plaintiffs filed a notice of appeal with the Supreme Court of Delaware.

        In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The amended complaint also includes five purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to five of the nine challenged transactions. The first stage of discovery concluded on or about April 15, 2010, and on April 26, 2010, plaintiffs filed a motion seeking an order allowing plaintiffs to

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

proceed to the second stage of discovery. On July 2, 2010, KKR and the other named defendants filed oppositions to plaintiffs' motion to proceed to the second phase of discovery. Plaintiffs' motion is pending before the District Court.

        In August 2008, KFN, the members of KFN's board of directors and certain of its current and former executive officers, including certain of KKR's current and former personnel, were named in a putative class action complaint filed by the Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the "Charter Litigation"). In March 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of KFN's board of directors and named as individual defendants only KFN's former chief executive officer, KFN's former chief operating officer, and KFN's current chief financial officer (the "KFN Individual Defendants," and, together with KFN, "KFN Defendants"). The amended complaint alleges that KFN's April 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act regarding the risks and potential losses associated with KFN's real estate-related assets, KFN's ability to finance its real estate-related assets, and the adequacy of KFN's loss reserves for its real estate-related assets (the "alleged Section 11 violation"). The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, the KFN Individual Defendants have legal responsibility for the alleged Section 11 violation. The amended complaint seeks judgment in favor of the lead plaintiff and the putative class for unspecified damages allegedly sustained as a result of the KFN Defendants' alleged misconduct, costs and expenses incurred by the lead plaintiff in the action, rescission or a rescissory measure of damages, and equitable or injunctive relief. In April 2009, the KFN Defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act. Oral argument on Defendants' motion to dismiss previously scheduled for July 7, 2010 has been postponed due to the fact that the judge overseeing the Charter Litigation unexpectedly took medical leave. To date, the oral argument has not been rescheduled.

        In August 2008, the members of KFN's board of directors and its executive officers (the "Kostecka Individual Defendants") were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the "California Derivative Action"). KFN was named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2007 Registration Statement with alleged material misstatements and omissions. The complaint seeks judgment in favor of KFN for unspecified damages allegedly sustained as a result of the Kostecka Individual Defendants' alleged misconduct, costs and disbursements incurred by plaintiff in the action, equitable and/or injunctive relief, restitution, and an order directing KFN to reform its corporate governance and internal procedures to prevent a recurrence of the alleged misconduct. By order dated January 8, 2009, the Court approved the parties' stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or KFN files an answer to the Charter Litigation.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        In March 2009, the members of KFN's board of directors and certain of its executive officers (the "Haley Individual Defendants") were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New York (the "New York Derivative Action"). KFN was named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2007 registration statement with alleged material misstatements and omissions. The complaint seeks judgment in favor of KFN for unspecified damages allegedly sustained as a result of the Haley Individual Defendants' alleged misconduct, a declaration that the Haley Individual Defendants are liable to KFN under Section 11 of the Securities Act, costs and disbursements incurred by plaintiff in the action, and an order directing KFN to reform its corporate governance and internal procedures to prevent a recurrence of the alleged misconduct. By order dated June 18, 2009, the Court approved the parties' stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or KFN files an answer to the Charter Litigation.

        KKR believes that each of these actions is without merit and intends to defend them vigorously.

        In September 2006 and March 2009, KKR received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice ("DOJ") in connection with the DOJ's investigation of private equity firms to determine whether they have engaged in conduct prohibited by United States antitrust laws. KKR is fully cooperating with the DOJ's investigation.

        In addition, in December 2009, KKR's subsidiary KKR Asset Management LLC (formerly known as Kohlberg Kravis Roberts & Co. (Fixed Income) LLC) a request from the SEC for information in connection with its examination of certain investment advisors in order to review trading procedures and valuation practices in the collateral pools of structured credit products. The SEC also requested information regarding the surrender by KFN for cancellation, without consideration, certain notes that had been issued to KFN by collateral pools of structured credit products. KKR is fully cooperating with the SEC's examination.

        Moreover, in the ordinary course of business, KKR is and can be both the defendant and the plaintiff in numerous actions with respect to bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds.

Principal Protected Product for Private Equity Investments

        The fund agreements for a private equity vehicle referred to as KKR's principal protected product for private equity investments contain provisions that require the fund underlying the principal protected product for private equity investments (the "Master Fund") to liquidate certain of its portfolio investments in order to satisfy liquidity requirements of the fund agreements, if the performance of the Master Fund is lower than certain benchmarks defined in the agreements. In an instance where the Master Fund is not in compliance with the defined liquidity requirements and has no remaining liquid portfolio investments, KKR has an obligation to purchase up to $18.4 million of

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

illiquid portfolio investments of the Master Fund at 95% of their current fair market value. As of June 30, 2010, the performance of the Master Fund was lower than the defined benchmarks; however, the Master Fund was able to meet its defined liquidity requirements.

14. SUBSEQUENT EVENTS

        A distribution of $0.08 per KKR & Co. L.P. common unit will be paid on September 8, 2010 to KKR unitholders of record as of the close of business on August 24, 2010. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Item 2.    Management's Discussion and Analysis of Financial Condition & Results of Operations

        The following discussion and analysis should be read in conjunction with the unaudited consolidated and combined financial statements of KKR & Co. L.P., together with its consolidated subsidiaries ("KKR") and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated and combined financial statements and the related notes included in our prospectus dated July 6, 2010 filed with the Securities and Exchange Commission filed on July 7, 2010. The historical consolidated and combined financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors." Actual results may differ materially from those contained in any forward-looking statements.

Overview

        Led by Henry Kravis and George Roberts, we are a global alternative asset manager with $54.4 billion in AUM as of June 30, 2010 and a 34-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world-class talent.

        Our business offers a broad range of asset management services to our investors and provides capital markets services to our firm, our portfolio companies and our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 175 private equity investments with a total transaction value in excess of $430 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income and capital markets. Our new efforts build on our core principles, leverage synergies in our business, and allow us to capitalize on a broader range of opportunities that we source. Additionally, we have increased our focus on servicing our existing investors and have invested meaningfully in developing relationships with new investors.

        With over 600 people, we conduct our business through 14 offices on four continents, providing us with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. We have grown our AUM significantly, from $15.1 billion as of December 31, 2004 to $54.4 billion as of June 30, 2010, representing a compounded annual growth rate of 26.2%. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.

        As a global alternative asset manager, we earn management, monitoring, transaction and incentive fees for providing investment management, monitoring and other services to our funds, vehicles, managed accounts, specialty finance company and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside our investors and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.

Business Segments

Private Markets

        Our Private Markets segment is comprised of our global private equity business, which manages and sponsors a group of investment funds and vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. These funds and vehicles build on our sourcing advantage and the strong industry knowledge, operating expertise and regulatory and stakeholder management skills of our professionals, operating consultants and senior advisors to identify attractive investment opportunities and create and realize value for investors.

        From our inception through June 30, 2010, we have raised 16 funds with approximately $59.5 billion of capital commitments and have sponsored a number of fee and carry paying co-investment structures that allow us to commit additional capital to transactions. We have grown our AUM in this segment significantly in recent years, from $14.4 billion as of December 31, 2004 to $41.0 billion as of June 30, 2010, representing a compound annual growth rate of 21.0%. As of June 30, 2010, we had $11.9 billion of uncalled commitments to investment funds and vehicles in this segment, providing a significant source of capital that may be deployed globally.

Public Markets

        Our Public Markets segment is comprised primarily of our fixed income businesses which manage capital on behalf of third party investors in liquid credit strategies, such as leveraged loans and high yield bonds, and less liquid credit products, such as mezzanine debt, special situations assets, rescue financing, distressed assets, debtor-in-possession financings and exit financings.

        As of June 30, 2010, the segment had $13.4 billion of AUM, including $1.1 billion of assets managed in a publicly traded specialty finance company, $8.0 billion of assets managed in structured finance vehicles and $4.3 billion of assets managed in other types of investment vehicles and separately managed accounts. As of June 30, 2010, we had $1.4 billion of uncalled commitments to investment funds and separately managed accounts in this segment.

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines the assets we acquired in the Combination Transaction with our global capital markets business. Our capital markets business supports our firm, our portfolio companies and our clients by providing services such as arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets advice.

        The assets that we acquired in the Combination Transaction have provided us with a significant source of capital to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our investors and other stakeholders. We believe that the market experience and skills of our capital markets professionals and the investment expertise of professionals in our Private Markets and Public Markets segments will allow us to continue to grow and diversify this asset base over time.

Business Environment

        As a global alternative asset manager, we are affected by financial and economic conditions in the United States, Europe, Asia and elsewhere in the world.

        Equity and fixed income markets started the second quarter of 2010 with positive momentum resulting from an improved economic outlook during the latter half of 2009 and early 2010. However, as the quarter progressed, concerns about sovereign debt issues in Europe, impending regulatory change, and spotty economic data led to a loss of momentum in the capital markets. As a result the S&P 500 fell 11.4% in the second quarter of 2010, while non-U.S. equity markets fared even worse with the MSCI World Index down 12.5% for the quarter. Similarly, the below investment grade credit markets also struggled during the quarter with the S&P/LSTA Leveraged Loan index and Merrill Lynch High Yield index declining 1.2% and 0.1%, respectively.

        While economic conditions have improved over the past several quarters, recent economic data suggests that the recovery may be losing momentum. The unemployment rate declined in the second quarter, but it remains elevated and new job creation continues to be anemic. Housing data in the second quarter was also weak following the expiration of a popular homebuyer tax credit in April. Those factors raised concerns about the sustainability of the economic recovery as government stimulus begins to fall away and reignited fears of a "double dip" recession. In light of these recent developments, the economic outlook is uncertain.

Reorganization and Combination Transactions

        Historically, KKR's business was conducted through multiple entities for which there was no single holding entity, but were under common control of senior KKR principals ("Senior Principals"), and in which Senior Principals and KKR's other principals and individuals held ownership interests (collectively, the "Predecessor Owners").

        In order to facilitate the Combination Transaction (defined below) KKR completed a series of transactions (the "Reorganization Transactions"), pursuant to which KKR's business was reorganized under two partnerships, KKR Management Holdings L.P. and KKR Fund Holdings L.P., which are referred to as the "KKR Group Partnerships." The reorganization involved a contribution of certain equity interests in KKR's businesses that were held by KKR's Predecessor Owners to the KKR Group Partnerships in exchange for 100% of the interests in the KKR Group Partnerships.

        On October 1, 2009, KKR & Co. L.P. and KKR Private Equity Investors, L.P. ("KPE"), completed a transaction to combine the asset management business of KKR with the assets and liabilities of KPE (the "Combination Transaction"). The Combination Transaction involved the contribution of all of KPE's assets and liabilities to the KKR Group Partnerships in exchange for a 30% interest in the KKR Group Partnerships. Upon completion of the Combination Transaction, KPE changed its name to KKR & Co. (Guernsey) L.P. ("KKR Guernsey") and was traded publicly on Euronext Amsterdam under the symbol "KKR" until it was delisted on July 15, 2010. We refer to the Reorganization Transaction and Combination Transaction together as the "Transactions."

        Following the Transactions, KKR Guernsey held a 30% economic interest in the KKR Group Partnerships through KKR Group Holdings L.P. ("Group Holdings") and our principals retained a 70% economic interest in the KKR Group Partnerships through KKR Holdings L.P. ("KKR Holdings").

U.S. Listing

        On July 15, 2010, KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE"). In connection with the NYSE Listing, KKR Guernsey contributed its 30% interests in Group Holdings to KKR in exchange for KKR common units and distributed those common units to holders of KKR Guernsey units (referred to hereafter as the "In-Kind Distribution"). Because the assets of KKR Guernsey consisted solely of its interests in Group Holdings, the In-Kind Distribution resulted in the dissolution of KKR Guernsey and the delisting of its units from the Euronext Amsterdam. As of July 15, 2010, KKR both controls the KKR Group Partnerships and holds KKR Group Partnership units representing a 30% economic interest in KKR's business. The remaining 70% of the KKR Group Partnership units continue to be held by KKR's principals through KKR Holdings.

Basis of Financial Presentation

        The consolidated and combined financial statements include the accounts of our management and capital markets companies, the general partners of certain unconsolidated co-investment vehicles and the general partners of our private equity and fixed income funds and their respective consolidated funds, where applicable. As of June 30, 2010, our private markets segment included seven consolidated investment funds and eight unconsolidated co-investment vehicles. Our public markets segment included five consolidated investment funds and six unconsolidated vehicles comprised of two investment funds, three separately managed accounts and one specialty finance company.

        In accordance with accounting principles generally accepted in the United States of America ("GAAP"), a substantial number of our funds are consolidated notwithstanding the fact that we hold only a minority economic interest in those funds. The majority of our consolidated funds consist of those funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds and investors do not hold any substantive rights that would enable them to impact the funds' ongoing governance and operating activities.

        When a fund is consolidated, we reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated fund on a gross basis. The majority of the economic interests in the consolidated fund, which are held by third party investors, are reflected as noncontrolling interests. While the consolidation of a consolidated fund does not have an effect on the amounts of net income attributable to KKR or KKR's partners' capital that KKR reports, the consolidation does significantly impact the financial statement presentation. This is due to the fact that the assets, liabilities, fees, expenses and investment income of the consolidated funds are reflected on a gross basis while the allocable share of those amounts that are attributable to noncontrolling interests are reflected as single line items. The single line items in which the assets, liabilities, fees, expenses and investment income attributable to noncontrolling interests are recorded are presented as noncontrolling interests in consolidated entities on the statements of financial condition and net income attributable to noncontrolling interests in consolidated entities on the statements of operations.

        Historically, the noncontrolling interests attributable to the ownership of KPE's investment partnership, KKR PEI Investments, L.P., by KPE were included in our financial statements. These noncontrolling interests were removed from the financial statements on October 1, 2009, because these interests were contributed to KKR in the Transactions. Subsequent to the Transactions, KKR holds 100% of the economic and controlling interests in KPE's investment partnership. Therefore, we continue to consolidate KPE's investment partnership and its economic interests are no longer reflected as noncontrolling interests as of the date of the Transactions.

Key Financial Measures

Fees

        Fees consist primarily of (i) monitoring and transaction fees from providing advisory and other services to our portfolio companies, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance vehicles, and separately managed accounts, and (iii) fees from capital markets activities. These fees are based on the contractual terms of the governing agreements. A substantial portion of monitoring and transaction fees earned in connection with managing portfolio companies are shared with fund investors.

        Reported fees do not include the management fees that we earn from consolidated funds, because those fees are eliminated in consolidation. However, because those management fees are earned from, and funded by, third-party investors who hold noncontrolling interests in the consolidated funds, net income attributable to KKR is increased by the amount of the management fees that are eliminated in consolidation. Accordingly, while the consolidation of funds impacts the amount of fees that are recognized in our financial statements, it does not affect the ultimate amount of net income attributable to KKR or KKR's partners' capital.

Expenses

Employee Compensation and Benefits Expense

        Employee compensation and benefits expense includes salaries, bonuses, equity based compensation and profit sharing plans as described below.

        Historically, our employee compensation and benefits expense has consisted of base salaries and bonuses paid to employees who were not our Senior Principals. Payments made to our Senior Principals included partner distributions that were paid to our Senior Principals and accounted for as capital distributions rather than employee compensation and benefits expense. Accordingly, we did not record any employee compensation and benefits charges for payments made to our Senior Principals for periods prior to the completion of the Transactions.

        Following the completion of the Transactions, all of our Senior Principals and other employees receive a base salary that is paid by us and accounted for as employee compensation and benefits expense. Our employees are also eligible to receive discretionary cash bonuses based on performance criteria, our overall profitability and other matters. While cash bonuses paid to most employees are funded by us and result in customary employee compensation and benefits charges, cash bonuses that are paid to certain of our most senior employees are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested interests in KKR Holdings, this excess will be funded by KKR Holdings and reflected in compensation expense in the statement of operations. KKR Holdings has also funded all of the equity and equity based awards that have been granted to our employees to date.

        In connection with and subsequent to the Transactions, our principals and other employees received equity and equity based awards in KKR Holdings. The awards were granted in connection with the Transactions and were issued in exchange for interests that our Predecessor Owners contributed to our holding companies as part of the Transactions as well as to promote broad ownership of our firm among our personnel and further align their interests with those of our investors. We believe that grants to our principals and other employees, which include vested and unvested interests in the KKR Group Partnerships, provide an additional means for allowing us to incentivize, motivate and retain qualified professionals that will help us continue to grow our business over the long-term. For the three and six months ended June 30, 2010, non-cash employee compensation and benefits recognized in connection with the equity grants amounted to $172.5 million and $354.9 million, respectively.

        While we do not bear the economic costs associated with the equity and equity based grants that KKR Holdings has made to our employees or the cash bonuses that it pays to any of our principals with distributions received on its KKR Group Partnership Units, we are required to recognize employee compensation and benefits expense with respect to a significant portion of these items. Because these amounts are funded by KKR Holdings and not by us, these expenses represent non-cash charges for us and do not impact our distributable earnings.

        We recognize non-cash charges relating to equity and equity based grants that are funded by KKR Holdings based on the grant-date fair value of the award. Awards that do not require the satisfaction of future service or performance criteria (vested awards) are expensed immediately. Awards that require the satisfaction of future service or performance criteria are expensed over the relevant service period, adjusted for the lack of distribution participation and estimated forfeitures of awards not expected to vest. We incurred a significant one-time, non-cash employee compensation and benefits charge in our financial statements during the fourth quarter of 2009 relating to initial equity grants in KKR Holdings representing that portion of the units in KKR Holdings that were vested upon issuance. We expect to record additional non-cash charges in future periods as and when interests in KKR Holdings vest.

        In addition, we are permitted to allocate to our principals, other professionals and selected other individuals a portion of the carried interest that we earn from our current and future funds that provide for carried interest payments. As and when investment income is recognized with respect to this carried interest, we record a corresponding amount of employee compensation and benefits expense.

General, Administrative and Other Expense

        General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges and other general and operating expenses.

        In addition, interests in KKR Holdings were granted to our operating consultants in connection with and subsequent to the Transactions. The vesting of these interests gives rise to periodic general, administrative and other expense in the statements of operations. General, administrative and other expense recognized on unvested units is calculated based on the fair value of an interest in KKR Holdings (determined using the closing price of KKR's units) on each reporting date and subsequently adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of these interests will not be finalized until each vesting date. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 3% annually based upon expected turnover. For the three and six months ended June 30, 2010, general, administrative and other expense recognized for the equity grants amounted to $24.3 million and $62.3 million, respectively.

        General, administrative and other expense is not borne by fund investors and is not offset by credits attributable to fund investors' noncontrolling interests in consolidated funds.

Fund Expenses

        Fund expenses consist primarily of costs incurred in connection with pursuing potential investments that do not result in completed transactions (such as travel expenses, professional fees and research costs) and other costs associated with administering our private equity funds. A substantial portion of fund expenses are borne by fund investors.

Investment Income (Loss)

Net Gains (Losses) from Investment Activities

        Net gains (losses) from investment activities consists of realized gains and losses and unrealized gains and losses arising from our investment activities. The majority of our net gains (losses) from investment activities are related to our private equity investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value of Investments."

Dividend Income

        Dividend income consists primarily of distributions that private equity funds receive from portfolio companies in which they invest. Private equity funds recognize dividend income primarily in connection with (i) dispositions of operations by portfolio companies, (ii) distributions of excess cash generated from operations from portfolio companies and (iii) other significant refinancings undertaken by portfolio companies.

Interest Income

        Interest income consists primarily of interest that is paid on our cash balances, principal assets and fixed income instruments in which consolidated funds invest.

Interest Expense

        Interest expense is incurred from three primary sources: (i) credit facilities outstanding under our Principal Credit Agreement, (ii) credit facilities outstanding at the firm's management companies and capital markets companies for working capital purposes, and (iii) debt outstanding at our consolidated funds entered into with the objective of enhancing returns, which are not direct obligations of the general partners of our private equity funds or management companies. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate.

Income Taxes

        Prior to the completion of the Transactions, we operated as a partnership for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, income was not subject to U.S. federal and state income taxes. Historically, the tax liability related to income earned by us represented obligations of our principals and has not been reflected in the historical financial statements. Income taxes shown on the statements of operations prior to the Transactions are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

        Following the Transactions, the KKR Group Partnerships and certain of their subsidiaries will continue to operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities, in some cases, will continue to be subject to New York City unincorporated business taxes, or non-U.S. income taxes. However, we hold our interest in one of the KKR Group Partnerships through KKR Management Holdings Corp., which is treated as a corporation for U.S. federal income tax purposes, and certain other wholly owned subsidiaries of the KKR Group Partnerships are treated as corporations for U.S. federal income tax purposes. Accordingly, such wholly owned subsidiaries of KKR, including KKR Management Holdings Corp., and the KKR Group Partnerships, are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR's share of this income is reflected in the financial statements.

        Subsequent to the Transactions, we use the liability method to account for income taxes in accordance with GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.

        Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. We review our tax positions quarterly and adjust our tax balances as new information becomes available.

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income (loss) attributable to noncontrolling interests represents the ownership interests that third parties hold in entities that are consolidated in the financial statements. The allocable share of income and expense attributable to those interests is accounted for as net income (loss) attributable to noncontrolling interests. Historically, the amount of net income (loss) attributable to noncontrolling interests has been substantial and has resulted in significant charges and credits in the statements of operations. For periods prior to the Transactions, noncontrolling interests consisted primarily of:

  •
  noncontrolling interests that third party investors held in consolidated funds;

  •
  noncontrolling interests attributable to the ownership of KPE's investment partnership by KPE's unitholders;

  •
  a noncontrolling interest that allocated to a third party an aggregate of 2% of the equity in our capital markets business; and

  •
  noncontrolling interests that allocated 35% of the net income (loss) generated by the manager of our Public Markets segment to certain of its principals on an annual basis through May 30, 2008.

        On May 30, 2008, we acquired all outstanding noncontrolling interests of the manager of our Public Markets segment and now own 100% of this business. In connection with the Transactions, we acquired all outstanding noncontrolling interests in KPE's investment partnership, which is a wholly owned subsidiary of our firm.

        For periods subsequent to the completion of the Transactions, noncontrolling interests include:

  •
  noncontrolling interests that third party investors hold in consolidated funds;

  •
  a noncontrolling interest that allocates to a third party an aggregate of 2% of the equity in our capital market business;

  •
  noncontrolling interests that allocate to a former principal and such person's designees an aggregate of 1% of the carried interest received by general partners of our funds and 1% of our other profits until a future date;

  •
  noncontrolling interests that allocate to certain of our former principals and their designees a portion of the carried interest received by the general partners of the private equity funds with respect to private equity investments made during such former principals' tenure with us;

  •
  noncontrolling interests that allocate to certain of its current and former principals all of the capital invested by or on behalf of the general partners of the private equity funds before the completion of the Transactions and any returns thereon; and

  •
  noncontrolling interests representing the KKR Group Partnership Units that KKR Holdings holds in the KKR Group Partnerships, which interests allocate to KKR Holdings 70% of the equity in the KKR Group Partnerships.

Assets Under Management ("AUM")

        AUM represents the assets from which we are entitled to receive fees or a carried interest and general partner capital. The AUM reported prior to the Transactions reflected the NAV of KPE and its commitments to our investment funds. Subsequent to the Transactions, the net asset value ("NAV") of KPE and its commitments to our investment funds are excluded from our calculation of AUM. We calculate the amount of AUM as of any date as the sum of: (i) the fair value of the investments of our investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in our co-investment vehicles; (iii) the net asset value of certain of our fixed income products; and (iv) the value of outstanding structured finance vehicles. You should note that our calculation of AUM may differ from the calculations of other asset managers and, as a result, our measurements of AUM may not be comparable to similar measures presented by other asset managers. Our definition of AUM is not based on any definition of AUM that is set forth in the agreements governing the investment funds, vehicles or accounts that we manage.

Fee Paying Assets Under Management ("FPAUM")

        FPAUM represents only those assets under management from which we receive fees. FPAUM is the sum of all of the individual fee bases that are used to calculate our fees and differs from AUM in the following respects: (i) assets from which we do not receive a fee are excluded (i.e., assets with respect to which we receive only carried interest); and (ii) certain assets, primarily in our private equity funds, are reflected based on capital commitments or invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Segment Results

        We present the results of our reportable business segments in accordance with FASB Accounting Standards Codification Section 280, Segment Reporting. This guidance is based on a management approach, which requires segment presentation based on internal organization and the internal financial reporting used by management to make operating decisions, assess performance and allocate resources. All inter-segment transactions are eliminated in the segment presentation.

        Our management makes operating decisions, assesses performance and allocates resources based on financial and operating data and measures that are presented without giving effect to the consolidation of any of the funds that we manage. In addition, there are other components of our reportable segment results that differ from the equivalent GAAP results on a consolidated basis. These differences are described below. We believe such adjustments are meaningful because management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds.

Segment Operating and Performance Measures

Fee Related Earnings

        Fee related earnings ("FRE") is a profit measure that is reported by our three reportable business segments. FRE is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent U.S. GAAP amounts on a combined basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of expenses of consolidated funds; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non-recurring items.

Investment Income (Loss)

        Investment income is composed of net carried interest and other investment income (loss). Carried interests entitle the general partner of our private equity funds to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduces third party investors' share of those earnings. Carried interests are earned on realized and unrealized gains (losses) on fund investments as well as dividends received by our funds. Amounts earned pursuant to carried interests are included in investment income to the extent that cumulative investment returns in a given fund are positive. If these investment returns decrease or turn negative in subsequent periods, recognized carried interests will be reduced and reflected as investment losses. Gross carried interest is reduced for carry pool allocations and refunds of management fees payable upon the recognition of carried interest.

        Allocations to our carry pool represent approximately 40% of carried interest earned in funds and vehicles eligible to receive carry distributions to be allocated to our principals plus any allocation of carried interest to our other employees as part of our profit sharing plan. No carry pool allocations are recorded in funds and vehicles that are in either a clawback position or a net loss sharing position and therefore carry pool allocations may not always equal 40% of gross carried interest. Prior to October 1, 2009, allocations to our carry pool consisted only of allocations to our employee profit sharing program.

        Certain of our investment funds require that we refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of management fees earned.

        Other investment income (loss) is comprised of realized and unrealized gains (losses) and dividends on capital invested by the general partners of our funds, interest income and interest expense.

Economic Net Income

        Economic net income ("ENI") is a key performance measure used by management when making operating decisions, assessing operating performance and allocating resources. ENI is comprised of: (i) FRE; plus (ii) segment investment income, which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in our segments held by third parties. ENI differs from net income on a U.S. GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Committed Dollars Invested

        Committed dollars invested is the aggregate amount of capital commitments that have been invested by our investment funds and carry-yielding co-investment vehicles during a given period. Such amounts include: (i) capital invested by fund investors and co-investors with respect to which we are entitled to a carried interest and (ii) capital invested by us.

Uncalled Commitments

        Uncalled commitments represent unfunded capital commitments by partners of our investment funds and carry-yielding co-investment vehicles to contribute capital to make investments in portfolio companies and other investment alternatives.

Consolidated and Combined Results of Operations

        The following is a discussion of our consolidated and combined results of operations for the three and six months ended June 30, 2010 and 2009. You should read this discussion in conjunction with the consolidated and combined financial statements and related notes included elsewhere in this filing. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see "—Segment Analysis."

        The following tables set forth information regarding our results of operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Fees	$87,070	$51,482	$193,101	$90,552

Expenses
Employee compensation and benefits	348,621	47,907	714,152	93,449
Occupancy and related charges	9,510	9,781	19,195	18,666
General, administrative and other	58,046	28,477	135,770	65,880
Fund expenses	14,409	11,557	24,777	24,485

Total expenses	430,586	97,722	893,894	202,480

Investment Income (Loss)
Net gains (losses) from investment activities	1,031,568	2,218,980	3,318,121	1,498,131
Dividend income	147,373	76,942	590,280	77,642
Interest income	56,152	31,780	104,455	58,862
Interest expense	(10,134)	(20,092)	(23,961)	(42,370)

Total investment income (Loss)	1,224,959	2,307,610	3,988,895	1,592,265

Income (loss) before taxes	881,443	2,261,370	3,288,102	1,480,337
Income taxes	31,283	159	44,735	1,690

Net Income (loss)	850,160	2,261,211	3,243,367	1,478,647
Less: Net Income (loss) Attributable to noncontrolling interests in consolidated entities	676,816	1,895,385	2,663,946	1,167,404
Less: Net income (loss) attributable to noncontrolling Interests in KKR Holdings L.P.	143,437	—	435,678	—

Net Income (Loss) Attributable to KKR Group	$29,907	$365,826	$143,743	$311,243

Assets under management (period end)	$54,398,300	$46,865,800	$54,398,300	$46,865,800

Fee paying assets under management (period end)	$41,643,400	$45,519,100	$41,643,400	$45,519,100

Committed Dollars Invested	$1,113,200	$562,900	$2,255,900	$580,900

Uncalled Commitments (period end)	$13,264,200	$14,695,766	$13,264,200	$14,695,766

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Fees

        Fees were $87.1 million for the three months ended June 30, 2010, an increase of $35.6 million, compared to fees of $51.5 million for the three months ended June 30, 2009. The increase was primarily due to a $12.0 million increase in gross transaction fees reflecting the receipt of a $5.5 million non-recurring break-up fee relating to an unconsummated transaction as well as an increase in both the number of transaction-fee generating investments during the period and to a lesser extent the average fee received. During the three months ended June 30, 2010 there were three transaction fee generating investments, two of which resulted in transaction fees for both the private markets segment and the public markets segment as each segment funded a portion of the total capital invested in these two transactions. The total combined value of the transactions was $1.9 billion. There were two transaction fee generating investments during the three months ended June 30, 2009 with a combined transaction value of $388 million. Transaction fees are negotiated separately for each completed transaction based on the services that we provide and also vary depending on the nature of the investment being made. Fees relating to underwriting, syndication and other capital markets services increased by $11.0 million due to an increase in the number of capital markets transactions during the period. We completed eleven capital markets transactions during the three months ended June 30, 2010, as compared to one transaction during the second quarter 2009. In addition, during the three months ended June 30, 2010, we earned an incentive fee of $8.4 million from KKR Financial Holdings LLC ("KFN") as a result of KFN's financial performance exceeding certain required benchmarks. No such fees were earned in the three months ended June 30, 2009. Management fees also increased by $1.9 million primarily due to fees associated with certain newly raised investment vehicles that began earning fees in the second quarter of 2010.

Expenses

        Expenses were $430.6 million for the three months ended June 30, 2010, an increase of $332.9 million, compared to expenses of $97.7 million for the three months ended June 30, 2009. The increase was primarily due to non-cash equity based charges associated with the issuance of interests in KKR Holdings to our principals, other employees and operating consultants as well as allocations to our carry pool. For the three months ended June 30, 2010, these items resulted in charges recorded in employee compensation and benefits relating to principals and other employees amounting to $296.0 million, and charges recorded in general, administrative, and other expense relating to operating consultants amounting to $25.5 million. In addition, other employee compensation and benefits expenses increased $4.7 million due to: (i) a $5.5 million increase in salaries and other benefits reflecting the hiring of additional personnel in connection with the expansion of our business as well as the inclusion of salaries relating to our Senior Principals in 2010 (in the prior period, such salaries were reflected as capital distributions as a result of our operating as a partnership prior to the Transactions), (ii) a $1.9 million increase in incentive compensation reflecting the net effect of higher expected compensation in 2010 resulting from improved overall financial performance of our capital markets and management companies when compared to the prior period and the hiring of additional personnel, partially offset by a reduction in bonus accruals in 2010 as a result of certain of our most senior employees receiving compensation in the form of distributions from KKR Holdings subsequent to the Transactions (in the prior period, such compensation was borne by KKR), (iii) a $1.7 million decrease in profit sharing costs in connection with a decrease in the value of certain of our private equity portfolio companies, and (iv) a $1.1 million decrease in non-cash stock based compensation expense associated with equity grants received from KFN. The remainder of the increase in expenses is primarily the result of: (i) an increase in transaction related expenses of $3.1 million attributable to unconsummated transactions during the period, (ii) an increase in professional fees of $1.9 million in connection with increased private equity activity, and (iii) an increase of $2.3 million in foreign exchange losses on foreign currency denominated transactions at our management companies.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $1.0 billion for the three months ended June 30, 2010, a decrease of $1.2 billion compared to net gains from investment activities of $2.2 billion for the three months ended June 30, 2009. The decrease in net gains (losses) from investment activities from the prior period was primarily attributable to net unrealized gains of $0.7 billion resulting primarily from increases in the market value of our investment portfolio during the three months ended June 30, 2010 compared to net unrealized gains of $2.6 billion during the three months ended June 30, 2009. This change in net unrealized gains and losses resulted in a net unfavorable variance in unrealized investment activity from the prior period of $1.9 billion. Offsetting this decrease was an increase in net realized gains (losses), resulting from a $0.3 billion net gain for the three months ended June 30, 2010. This represented a $0.7 billion favorable variance from the net loss of $0.4 billion recorded for the three months ended June 30, 2009. The majority of our net gains (losses) from investment activities are related to our private equity investments. The following is a summary of the components of net gains (losses) from investment activities:

	Three Months Ended June 30,
	2010	2009
	($ in thousands)
Realized Gains	$466,177	$21,774
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(468,560)	(181)
Realized Losses	(154,455)	(436,538)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	148,231	430,013
Unrealized Gains from Changes in Fair Value	2,153,664	2,300,423
Unrealized Losses from Changes in Fair Value	(1,113,489)	(96,511)

Net Gains (Losses) from Investment Activities	$1,031,568	$2,218,980

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

        Dividend income was $147.4 million for the three months ended June 30, 2010, an increase of $70.5 million compared to dividend income of $76.9 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, we received $144.0 million of dividends from two portfolio companies and an aggregate of $3.4 million of comparatively smaller dividends from other investments. During the three months ended June 30, 2009, we received $76.5 million of dividends from two portfolio companies and an aggregate of $0.4 million of comparatively smaller dividends from other investments.

Interest Income

        Interest income was $56.2 million for the three months ended June 30, 2010, an increase of $24.4 million, compared to interest income of $31.8 million for the three months ended June 30, 2009. The increase primarily reflects an increase in the level of fixed income instruments in our fixed income vehicles and our private equity portfolio.

Interest Expense

        Interest expense was $10.1 million for the three months ended June 30, 2010 a decrease of $10.0 million, compared to interest expense of $20.1 million for the three months ended June 30, 2009. The decrease was primarily due to lower average outstanding borrowings primarily reflecting paydowns under our credit agreements.

Income (Loss) Before Taxes

        Due to the factors described above, income before taxes was $0.9 billion for the three months ended June 30, 2010, a decrease of $1.4 billion compared to income before taxes of $2.3 billion for the three months ended June 30, 2009.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

        Net income attributable to noncontrolling interests in consolidated entities was $0.7 billion for the three months ended June 30, 2010, a decrease of $1.2 billion compared to net income attributable to noncontrolling interests in consolidated entities of $1.9 billion for the three months ended June 30, 2009. The decrease primarily reflects lower income attributable to noncontrolling interests, which was driven by the overall changes in the components of net gains (losses) from investment activities described above.

Assets Under Management

        The following table reflects the changes in our AUM from March 31, 2010 to June 30, 2010:

March 31, 2010 AUM	$54,708,700
New Capital Raised	329,600
Distributions	(1,324,300)
Foreign Exchange	(299,400)
Change in Value	983,700

June 30, 2010 AUM	$54,398,300

        AUM was $54.4 billion at June 30, 2010, a decrease of $0.3 billion, or 0.6%, compared to $54.7 billion at March 31, 2010. The decrease was primarily attributable to $0.8 billion of distributions from our private equity funds (comprised of $0.6 billion of realized gains and $0.2 billion of return of original cost) as well as $0.5 billion of redemptions from our liquid credit separately managed accounts. In addition, AUM declined by $0.3 billion due to foreign exchange adjustments on foreign denominated commitments to our funds. Partially offsetting these decreases were $1.0 billion in net unrealized gains resulting from changes in the market value of our private equity portfolio companies and fixed income vehicles, as well as $0.3 billion of new capital raised in our investment vehicles and separately managed accounts. The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $1.1 billion in our 2006 Fund which were partially offset by net unrealized losses of $0.1 billion in our European Fund II. Net unrealized gains and losses in all other private equity funds were not significant during the period. Approximately 10% of the net change in value in our private equity funds for the three months ended June 30, 2010 was attributable to changes in share prices of various publicly listed investments. Increased valuations in many of our privately held portfolio companies, which were primarily related to improvements in individual company performance, were the main contributors to the unrealized investment gains.

Fee Paying Assets Under Management

        The following table reflects the changes in our FPAUM from March 31, 2010 to June 30, 2010:

March 31, 2010 FPAUM	$42,528,900
New Capital Raised	328,800
Distributions	(622,800)
Foreign Exchange	(660,100)
Change in Value	68,600

June 30, 2010 FPAUM	$41,643,400

        FPAUM was $41.6 billion at June 30, 2010, a decrease of $0.9 billion, or 2.1%, compared to $42.5 billion at March 31, 2010. The decrease was primarily attributable to a $0.7 billion decrease from foreign exchange adjustments on foreign denominated commitments and invested capital, as well as $0.5 billion of redemptions in our liquid credit separately managed accounts and $0.1 billion of distributions from our private equity funds representing a reduction of invested capital associated with realization activity. These decreases were partially offset by $0.3 billion of new capital raised in our investment vehicles and separately managed accounts.

Uncalled Commitments

        As of June 30, 2010, our investment funds had $13.3 billion of remaining uncalled commitments that could be called for investment in new transactions.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Fees

        Fees were $193.1 million for the six months ended June 30, 2010, an increase of $102.5 million, compared to fees of $90.6 million for the six months ended June 30, 2009. The increase was primarily due to a $43.0 million increase in gross transaction fees, reflecting an increase in both the number of transaction-fee generating investments during the period and to a lesser extent the average fee received. During the six months ended June 30, 2010 there were seven transaction fee generating investments, four of which resulted in transaction fees for both the private markets segment and the public markets segment as each segment funded a portion of the total capital invested in these four transactions. The total combined value of the transactions was $5.2 billion. There were two transaction fee generating investments during the six months ended June 30, 2009 with a combined transaction value of $388 million. Transaction fees are negotiated separately for each completed transaction based on the services that we provide and also vary depending on the nature of the investment being made. In addition, there was a $5.5 million non-recurring break-up fee related to an unconsummated transaction included within gross transaction fees during the six months ended June 30, 2010. Fees relating to underwriting, syndication, and other capital markets services also increased by $35.4 million due to an increase in the number of capital markets transactions during the period. We completed 25 capital markets transactions during the six months ended June 30, 2010, as compared to two transactions during the six months ended June 30, 2009. In addition, during the six months ended June 30, 2010, we earned incentive fees of $20.9 million from KFN as a result of KFN's financial performance exceeding certain required benchmarks. No such fees were earned in the six months ended June 30, 2009. Management fees also increased by $4.7 million, which was primarily the result of fees associated with certain newly raised investment vehicles that began earning fees in the six months ended June 30, 2010 as well as fees earned from the 1996 Fund which were previously eliminated in consolidation prior to the Transactions.

Expenses

        Expenses were $893.9 million for the six months ended June 30, 2010, an increase of $691.4 million, compared to expenses of $202.5 million for the six months ended June 30, 2009. The increase was primarily due to non-cash equity based charges associated with the issuance of interests in KKR Holdings to our principals, other employees, and operating consultants as well as allocations to our carry pool. For the six months ended June 30, 2010, these items resulted in $603.4 million of charges recorded in employee compensation and benefits relating to principals and other employees, and charges of $67.8 million recorded in general, administrative, and other expense relating to operating consultants amounting. In addition, other employee compensation and benefits expenses increased $17.3 million due to: (i) a $9.2 million increase in salaries and other benefits reflecting the hiring of additional personnel in connection with the expansion of our business as well as the inclusion of salaries relating to our Senior Principals in 2010 (in the prior period, such salaries were reflected as capital distributions as a result of our operating as a partnership prior to the Transactions), (ii) a $6.2 million increase in incentive compensation reflecting the net effect of higher expected compensation resulting from improved overall financial performance of our capital markets and management companies when compared to the prior period and the hiring of additional personnel, partially offset by a reduction in accrued bonuses in 2010 as a result of certain of our most senior employees receiving compensation in the form of distributions from KKR Holdings subsequent to the Transactions (in the prior period, such compensation was borne by KKR), and (iii) a $2.3 million increase in non-cash stock based compensation expense associated with equity grants received from KFN. The remainder of the increase in expenses is primarily the result of: (i) an increase in transaction related expenses of $3.3 million attributable to unconsummated transactions during the period, (ii) an increase in professional fees of $2.4 million in connection with increased private equity activity, and (iii) an increase of $2.7 million in foreign exchange losses on foreign currency denominated transactions at our management companies.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $3.3 billion for the six months ended June 30, 2010, an increase of $1.8 billion compared to net gains from investment activities of $1.5 billion for the six months ended June 30, 2009. The increase in net gains (losses) from investment activities was primarily driven by an increase in net realized gains (losses) that represented a net gain for the six months ended June 30, 2010 of $0.5 billion compared with a net loss of $0.5 billion for the six months ended June 30, 2009, resulting in a net favorable variance in realization activity from the prior period of $1.0 billion. The increase in net gains (losses) from investment activities from the prior period was also attributable to net unrealized gains of $2.8 billion resulting primarily from increases in the market value of our investment portfolio during the six months ended June 30, 2010 compared to net unrealized gains of $2.0 billion during the six months ended June 30, 2009. This change in net unrealized gains (losses) resulted in a net favorable variance in unrealized investment activity from the prior period of $0.8 billion. The majority of our net gains (losses) from investment activities are related to our private equity investments. The following is a summary of the components of net gains (losses) from investment activities:

	Six Months Ended June 30,
	2010	2009
	($ in thousands)
Realized Gains	$707,063	$50,142
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(668,039)	(16,680)
Realized Losses	(165,126)	(561,427)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	190,416	545,247
Unrealized Gains from Changes in Fair Value	4,816,313	2,983,696
Unrealized Losses from Changes in Fair Value	(1,562,506)	(1,502,847)

Net Gains (Losses) from Investment Activities	$3,318,121	$1,498,131

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

        Dividend income was $590.3 million for the six months ended June 30, 2010, an increase of $512.7 million compared to dividend income of $77.6 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, we received $584.7 million of dividends from three portfolio companies and an aggregate of $5.6 million of comparatively smaller dividends from other investments. During the six months ended June 30, 2009, we received $77.1 million of dividends from two portfolio companies and an aggregate of $0.5 million of comparatively smaller dividends from other investments.

Interest Income

        Interest income was $104.5 million for the six months ended June 30, 2010, an increase of $45.6 million, compared to interest income of $58.9 million for the six months ended June 30, 2009. The increase primarily reflects an increase in the level of fixed income instruments in our fixed income vehicles and our private equity portfolio.

Interest Expense

        Interest expense was $24.0 million for the six months ended June 30, 2010 a decrease of $18.4 million compared to interest expense of $42.4 million for the six months ended June 30, 2009. The decrease was primarily due to lower average outstanding borrowings primarily reflecting paydowns under our credit agreements.

Income (Loss) Before Taxes

        Due to the factors described above, income before taxes was $3.2 billion for the six months ended June 30, 2010, an increase of $1.7 billion compared to income before taxes of $1.5 billion for the six months ended June 30, 2009.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

        Net income attributable to noncontrolling interests in consolidated entities was $2.7 billion for the six months ended June 30, 2010, an increase of $1.5 billion compared to net income attributable to noncontrolling interests in consolidated entities of $1.2 billion for the six months ended June 30, 2009. The increase primarily reflects higher income attributable to noncontrolling interests, which was driven by the overall changes in the components of net gains (losses) from investment activities and dividends described above.

Assets Under Management

        The following table reflects the changes in our AUM from December 31, 2009 to June 30, 2010:

December 31, 2009 AUM	$52,204,200
New Capital Raised	1,102,400
Distributions	(2,367,500)
Foreign Exchange	(525,100)
Change in Value	3,984,300

June 30, 2010 AUM	$54,398,300

        AUM was $54.4 billion at June 30, 2010, an increase of $2.2 billion or 4.2%, compared to $52.2 billion at December 31, 2009. The increase was primarily attributable to $3.6 billion in net unrealized gains in our private equity funds resulting from changes in the market value of our private equity portfolio companies and a $0.4 billion increase in the net asset value of KFN and certain other fixed income vehicles. The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $2.0 billion, $0.6 billion, $0.3 billion, $0.2 billion, and $0.2 billion in our 2006 Fund, Millennium Fund, European Fund, European Fund II and Asian Fund, respectively. Net unrealized gains and losses in all other private equity funds were not significant during the period. Approximately 29% of the net change in value in our private equity funds for the six months ended June 30, 2010 was attributable to changes in share prices of various publicly listed investments. The increased valuations of privately held portfolio companies in the aggregate, generally related to improvements in individual company performance. The increase was also driven by $1.1 billion of new capital raised in our investment vehicles and separately managed accounts. These increases were partially offset by: (i) distributions from our private equity funds totaling $1.4 billion comprised of $1.1 billion of realized gains and $0.3 billion of return of original cost, (ii) $1.0 billion of redemptions primarily in our liquid credit separately managed accounts, and (iii) $0.5 billion related to foreign exchange adjustments on foreign denominated commitments to our funds.

Fee Paying Assets Under Management

        The following table reflects the changes in our FPAUM from December 31, 2009 to June 30, 2010:

December 31, 2009 FPAUM	$42,779,800
New Capital Raised	1,019,100
Distributions	(1,726,100)
Foreign Exchange	(953,500)
Change in Value	524,100

June 30, 2010 FPAUM	$41,643,400

        FPAUM was $41.6 billion at June 30, 2010, a decrease of $1.2 billion, or 2.7%, compared to $42.8 billion at December 31, 2009. The decrease was primarily attributable to redemptions of $1.0 billion in our liquid credit separately managed accounts and $0.8 billion of distributions in our private equity funds representing a reduction of invested capital associated with realization activity. The decrease was also attributable to $1.0 billion related to foreign exchange adjustments on foreign denominated commitments and invested capital. Offsetting these decreases were (i) $1.0 billion of new capital raised in our investment vehicles and separately managed accounts, and (ii) a $0.5 billion increase in the net asset value of KFN and certain other fixed income vehicles.

Uncalled Commitments

        As of June 30, 2010, our investment funds had $13.3 billion of remaining uncalled commitments that could be called for investment in new transactions.

Segment Analysis

        The following is a discussion of the results of our three reportable business segments for the three and six months ended June 30, 2010 and 2009. You should read this discussion in conjunction with the information included under "—Basis of Financial Presentation—Segment Results" and the consolidated and combined financial statements and related notes. included elsewhere in this filing.

Private Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fees
Management and Incentive Fees:
Management Fees	$97,046	$106,451	$195,206	$210,253
Incentive Fees	—	—	—	—

Total Management and Incentive Fees	97,046	106,451	195,206	210,253

Net Monitoring and Transaction Fees:
Monitoring Fees	20,512	20,954	43,044	42,914
Transaction Fees	20,128	10,400	45,242	10,400
Total Fee Credits	(13,872)	(8,794)	(23,949)	(10,516)

Net Transaction and Monitoring Fees	26,768	22,560	64,337	42,798

Total Fees	123,814	129,011	259,543	253,051

Expenses
Employee Compensation and Benefits	38,463	34,590	79,304	70,988
Other Operating Expenses	43,237	35,375	81,908	74,806

Total Expenses	81,700	69,965	161,212	145,794

Fee Related Earnings	42,114	59,046	98,331	107,257

Investment Income
Gross Carried interest	228,413	263,650	551,253	194,525
Less: Allocation to KKR carry pool	(95,597)	(4,865)	(194,830)	(5,871)
Less: Management fee refunds	(17,907)	—	(101,647)	—

Net carried interest	114,909	258,785	254,776	188,654
Other investment income (loss)	(1,462)	50,009	(4,056)	24,539

Total Investment Income	113,447	308,794	250,720	213,193

Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	155,561	367,840	349,051	320,450
Income (Loss) Attributable to Noncontrolling Interests	436	—	186	—

Economic Net Income	$155,125	$367,840	$348,865	$320,450

Assets under management (period end)	$41,031,100	$33,686,100	$41,031,100	$33,686,100

Fee paying assets under management (period end)	$35,317,500	$40,252,200	$35,317,500	$40,252,200

Committed Dollars Invested	$1,055,500	$562,900	$2,051,000	$580,900

Uncalled Commitments (period end)	$11,901,100	$14,695,766	$11,901,100	$14,695,766

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Fees

        Fees were $123.8 million for the three months ended June 30, 2010, a decrease of $5.2 million, or 4.0%, from the three months ended June 30, 2009. The decrease was primarily due to a $9.4 million decrease in management fees which was due primarily to the net result of the following: (i) an $8.9 million decrease in management fees associated with the exclusion of fees earned from KPE in the three months ended June 30, 2010 as a result of the Combination Transaction on October 1, 2009; (ii) a decrease of $3.6 million relating to fee paying capital that was transferred from a fee paying private equity fund (European Fund III) to a non-fee paying private equity fund (E2 Investors) subsequent to the three months ended June 30, 2009; (iii) a $3.2 million net decrease due primarily to a reduction in fee paying capital at our private equity funds in connection with realization activity offset by new fee paying capital raised; and (iv) an increase of $6.3 million associated with a reduction in waived management fees during 2010. Offsetting the net decrease in management fees was an increase in gross transaction fees of $9.7 million primarily reflecting the receipt of a non-recurring break-up fee relating to an unconsummated transaction of $5.5 million as well as an increase in both the number of transaction-fee generating investments during the period and to a lesser extent the average fee received. During the three months ended June 30, 2010 there were three transaction fee generating investments with a combined transaction value of $1.9 billion as compared to two transaction fee generating investments during the three months ended June 30, 2009 with a combined transaction value of $388 million. Transaction fees are negotiated separately for each completed transaction based on the services that we provide and also vary depending on the nature of the investment being made. The increase in gross transaction fees was partially offset by a $5.1 million increase in credits earned by limited partners under fee sharing arrangements in our private equity funds due primarily to the increase in transaction fees.

Expenses

        Expenses were $81.7 million for the three months ended June 30, 2010, an increase of $11.7 million, or 16.8%, from the three months ended June 30, 2009. The increase was due primarily to a $7.9 million increase in operating expenses reflecting the net result of the following: (i) an increase in transaction related expense of $3.1 million attributable to unconsummated transactions during the period from $2.1 million to $5.2 million for the three months ended June 30, 2009 to June 30, 2010, respectively, (ii) an increase in professional fees of $1.9 million in connection with increased private equity activity and (iii) an increase in foreign exchange losses on foreign currency denominated transactions at our management companies of $2.3 million. In addition, employee compensation and benefits increased $3.9 million which was due to the net effect of the following: (i) a $4.1 million increase in salaries and other benefits reflecting the hiring of additional personnel in connection with the expansion of our business as well as the inclusion of salaries relating to our Senior Principals in 2010 (in the prior period, such salaries were reflected as capital distributions as a result of operating as a private partnership prior to the Transactions), and (ii) a $0.2 million decrease in incentive compensation due to the net effect of a reduction in bonus accruals in 2010 as a result of certain of our most senior employees receiving compensation in the form of distributions from KKR Holdings subsequent to the Transactions (in the prior period, such compensation was borne by KKR), partially offset by higher expected compensation for other employees in 2010 resulting from improved financial performance of our private markets management company and increased headcount.

Fee Related Earnings

        Fee related earnings in our Private Markets segment were $42.1 million for the three months ended June 30, 2010, a decrease of $16.9 million, or 28.7%, from the three months ended June 30, 2009. The decrease was due primarily to the decrease in fees and increase in expenses as described above.

Investment Income

        Investment income was $113.4 million for the three months ended June 30, 2010, a decrease of $195.4 million compared to investment income of $308.8 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, investment income (loss) was comprised of (i) net carried interest of $114.9 million and (ii) other investment loss of $1.5 million, which was comprised primarily of losses on settlement of foreign exchange contracts. The following table presents the components of net carried interest for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
	($ in thousands)
Net Realized Gains (Losses)	$68,451	$(83,651)
Net Unrealized Gains (Losses)	137,760	332,677
Dividends and Interest	22,202	14,624

Gross carried interest	228,413	263,650

Less: Allocation to KKR carry pool	(95,597)	(4,865)
Less: Management fee refunds	(17,907)	—

Net carried interest	$114,909	$258,785

        Net realized gains (losses) for the three months ended June 30, 2010 consists of the partial sales of Dollar General Corporation and Legrand Holdings S.A. Net realized gains (losses) for the three months ended June 30, 2009 consists of the write-off of our investment in Masonite International, Inc.

        The following table presents net unrealized gains (losses) of carried interest by fund for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
	($ in thousands)
2006 Fund	$178,799	$63,707
Co-Investment Vehicles	979	14,379
KKR E2 Investors (Annex Fund)	328	—
Asian Fund	(6,778)	—
Millennium Fund	(9,881)	176,401
European Fund	(25,687)	51,029
1996 Fund(a)	—	27,161

Total(a)	$137,760	$332,677

(a)
The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the three months ended June 30, 2010 and 2009, these excluded funds were the European Fund II and European Fund III. In addition, subsequent to the Transactions, the 1996 Fund was no longer included in our results and therefore no unrealized gains (losses) of carried interest attributable to the 1996 Fund are included for the three months ended June 30, 2010.

        For the three months ended June 30, 2010, approximately 14% of net unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which was Dollar General Corporation (NYSE: DG). Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were East Resources, Inc. (energy sector) and

HCA Inc. (healthcare sector). The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of East Resources, Inc. an increase that reflects the valuation of a recently executed agreement to exit the investment in the coming quarters.

        For the three months ended June 30, 2009, approximately 31% of net unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which were Legrand Holdings S.A. (ENXTPA: LR), Rockwood Holdings, Inc. (NYSE: ROC) and Sealy Corporation (NYSE: ZZ). Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were KKR Debt Investors S.à r.l. (financial services sector), HCA Inc. (healthcare sector) and Laureate Education, Inc. (education sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

        Dividend and interest income for the three months ended June 30, 2010 consists primarily of dividends earned from HCA Inc. and Legrand Holdings S.A. The amount of carried interest earned during the three months ended June 30, 2010 for those funds and vehicles eligible to receive carried interest amounted to $237.5 million, of which the carry pool was allocated approximately 40% with the remaining 60% allocated to KKR and KKR Holdings based on their respective ownership percentages. The decrease in other investment income (loss) of $51.5 million relates primarily to the exclusion of investment gains and losses on capital invested by or on behalf of the general partners of our private equity funds subsequent to the Transactions on October 1, 2009. In connection with the Transactions on October 1, 2009, all capital invested by or on behalf of the general partners of our private equity funds was retained, and was not contributed to the KKR Group Partnerships. Additionally, capital invested by or on behalf of the general partners of our private equity funds subsequent to October 1, 2009 is included in our capital markets and principal activities segment. Accordingly, returns on the aforementioned invested capital are not included in our Private Markets segment information for periods subsequent to October 1, 2009 and as such are not included in our segment results for the three months ended June 30, 2010.

Economic Net Income (Loss)

        Economic net income in our Private Markets segment was $155.1 million for the three months ended June 30, 2010, a decrease of $212.7 million compared to economic net income of $367.8 million for the three months ended June 30, 2009. The decreased investment income described above was the main contributor to the period over period decline in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from March 31, 2010 to June 30, 2010.

March 31, 2010 AUM	$40,943,100
New Capital Raised	184,900
Distributions	(811,800)
Foreign Exchange	(299,400)
Change in Value	1,014,300

June 30, 2010 AUM	$41,031,100

        AUM in our Private Markets segment was $41.0 billion at June 30, 2010, an increase of $0.1 billion, or 0.2%, compared to $40.9 billion at March 31, 2010. The increase was primarily attributable to $1.0 billion of net unrealized gains resulting from changes in the market values of our private equity portfolio companies, as well as $0.2 billion in new capital raised relating primarily to a new co-investment vehicle. The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $1.1 billion in our 2006 Fund which were partially offset by net unrealized losses of $0.1 billion in our European Fund II. Net unrealized gains and losses in all other private equity funds were not significant during the period. Approximately 10% of the net change in value for the three months ended June 30, 2010 was attributable to changes in share prices of various publicly listed investments, notably an increase in Dollar General Corporation (NYSE: DG). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to East Resources, Inc. (energy sector) and HCA Inc. (healthcare sector). The increased valuations in the aggregate, generally related to improvements in individual company performance and in the case of East Resources, Inc. an increase that reflects the valuation of a recently executed agreement to exit the investment in the coming quarters. The increase in value described above was partially offset by distributions from our funds totaling $0.8 billion comprised of $0.6 billion of realized gains and $0.2 billion of return of original cost, as well as a $0.3 billion decrease related to foreign exchange adjustments on foreign denominated commitments to our funds.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from March 31, 2010 to June 30, 2010:

March 31, 2010 FPAUM	$35,901,900
New Capital Raised	184,500
Distributions	(110,300)
Foreign Exchange	(660,100)
Change in Value	1,500

June 30, 2010 FPAUM	$35,317,500

        FPAUM in our Private Markets segment was $35.3 billion at June 30, 2010, a decrease of $0.6 billion, or 1.6%, compared to $35.9 billion at March 31, 2010. The decrease was primarily attributable to a $0.7 billion decrease related to foreign exchange adjustments on foreign denominated commitments and invested capital as well as distributions of $0.1 billion in our private equity funds representing a reduction of invested capital associated with realization activity. These decreases were partially offset by new capital raised of $0.2 billion relating primarily to a new co-investment vehicle.

Committed Dollars Invested

        Committed dollars invested were $1.1 billion for the three months ended June 30, 2010, an increase of $0.5 billion from the three months ended June 30, 2009. The increase was due primarily to an increase in the transaction volume of private equity investments closed during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

Uncalled Commitments

        As of June 30, 2010, our Private Markets segment had $11.9 billion of remaining uncalled capital commitments that could be called for investment in new transactions.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Fees

        Fees were $259.5 million for the six months ended June 30, 2010, an increase of $6.5 million, or 2.6%, from the six months ended June 30, 2009. The increase was primarily due to an increase in gross transaction fees of $34.8 million primarily reflecting an increase in the number of transaction-fee generating investments during the period and to a lesser extent the receipt of a non-recurring break-up fee of $5.5 million relating to an unconsummated transaction. During the six months ended June 30, 2010 there were seven transaction fee generating investments with a combined transaction value of $5.2 billion as compared to two transaction fee generating investments during the six months ended June 30, 2009 with a combined transaction value of $388 million. Transaction fees are negotiated separately for each completed transaction based on the services that we provide and also vary depending on the nature of the investment being made. The increase in gross transaction fees was partially offset by a $13.4 million increase in credits earned by limited partners under fee sharing arrangements in our private equity funds due primarily to the increase in transaction fees. In addition, management fees decreased $15.0 million due primarily to the net result of the following: (i) a $17.0 million decrease in management fees associated with the exclusion of fees earned from KPE in the six months ended June 30, 2010 as a result of the Combination Transaction on October 1, 2009; (ii) a decrease of $6.7 million relating to fee paying capital that was transferred from a fee paying private equity fund (European Fund III) to a non-fee paying private equity fund (E2 Investors) subsequent to the three months ended June 30, 2009; (iii) a $3.8 million net decrease due primarily to a reduction in fee paying capital at our private equity funds in connection with realization activity offset by new fee paying capital raised; and (iv) an increase of $12.5 million associated with a reduction in waived management fees during 2010.

Expenses

        Total expenses were $161.2 million for the six months ended June 30, 2010, an increase of $15.4 million, or 10.6%, from the six months ended June 30, 2009. The increase was primarily due to an increase in employee compensation and benefits of $8.3 million which was due to the net effect of the following: (i) a $9.9 million increase in salaries and other benefits reflecting the hiring of additional personnel in connection with the expansion of our business as well as the inclusion of salaries relating to our Senior Principals in 2010 (in the prior period, such salaries were reflected as capital distributions as a result of operating as a private partnership prior to the Transactions), and (ii) a $1.6 million decrease in incentive compensation due to the net effect of a reduction in bonus accruals in 2010 as a result of certain of our most senior employees receiving compensation in the form of distributions from KKR Holdings subsequent to the Transactions (in the prior period, such compensation was borne by KKR), partially offset by higher expected compensation for other employees in 2010 resulting from the improved financial performance of our private markets management company and increased headcount. Expenses also increased as a result of a $7.1 million increase in operating expenses reflecting the net result of the following: (i) an increase in transaction related expense of $3.3 million from $4.6 million to $7.9 million for the six months ended June 30, 2009 to June 30, 2010, respectively, attributable to unconsummated transactions during the period, (ii) an increase in professional fees of $2.4 million in connection with increased private equity activity and (iii) an increase in foreign exchange losses on foreign currency denominated transactions at our management companies of $2.7 million.

Fee Related Earnings

        Fee related earnings in our Private Markets segment were $98.3 million for the six months ended June 30, 2010, a decrease of $8.9 million, or 8.3%, from the six months ended June 30, 2009. The decrease was due primarily to the increase in expenses as described above.

Investment Income

        Investment income was $250.7 million for the six months ended June 30, 2010, an increase of $37.5 million compared to investment income of $213.2 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, investment income (loss) was comprised of (i) net carried interest of $254.8 million and (ii) other investment loss of $4.1 million which was comprised primarily of losses on foreign exchange contracts. The following table presents the components of net carried interest for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	($ in thousands)
Net Realized Gains (Losses)	$101,758	$(83,651)
Net Unrealized Gains (Losses)	362,459	263,440
Dividends and Interest	87,036	14,736

Gross carried interest	551,253	194,525

Less: Allocation to KKR carry pool	(194,830)	(5,871)
Less: Management fee refunds	(101,647)	—

Net carried interest	$254,776	$188,654

        Net realized gains (losses) for the six months ended June 30, 2010 consists of the partial sales of Dollar General Corporation, Legrand Holdings S.A., Eastman Kodak Company and Avago Technologies Limited. Net realized gains (losses) for the six months ended June 30, 2009 consists of the write-off of our investment in Masonite International, Inc.

        The following table presents net unrealized gains (losses) of carried interest by fund for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	($ in thousands)
2006 Fund	$260,051	$30,342
Asian Fund	33,515	—
Co-Investment Vehicles	30,028	20,866
Millennium Fund	28,671	152,402
European Fund	9,835	42,881
KKR E2 Investors (Annex Fund)	359	—
1996 Fund(a)	—	16,949

Total(a)	$362,459	$263,440

(a)
The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the six months ended June 30, 2010 and 2009, these excluded funds were the European Fund II and European Fund III. In addition, subsequent to the Transactions, the 1996 Fund was no longer included in our results and therefore no unrealized gains (losses) of carried interest attributable to the 1996 Fund are included for the six months ended June 30, 2010.

        For the six months ended June 30, 2010, approximately 25% of net unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which were Dollar General Corporation (NYSE: DG) and Legrand Holdings S.A. (ENXTPA: LR). Our

private portfolio contributed the remainder of the net unrealized gains, the most significant of which were East Resources, Inc. (energy sector), HCA Inc. (healthcare sector), and Alliance Boots GmbH (healthcare sector). The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of East Resources, Inc. an increase that reflects the valuation of a recently executed agreement to exit the investment in the coming quarters.

        For the six months ended June 30, 2009, approximately 26% of net unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which was Legrand Holdings S.A. (ENXTPA: LR). Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were HCA Inc. (healthcare sector), Avago Technologies Limited (technology sector, private company until the third quarter of 2009), Laureate Education, Inc. (education sector), KKR Debt Investors S.à r.l. (financial services sector) and Dollar General Corporation (retail sector, private company until the fourth quarter of 2009). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

        Dividend income for the six months ended June 30, 2010 consists primarily of dividends earned from HCA Inc., Visant Corporation and Legrand Holdings S.A. The amount of carried interest earned during the six months ended June 30, 2010 for those funds and vehicles eligible to receive carried interest amounted to $479.4 million, of which the carry pool was allocated approximately 40% with the remaining 60% allocated to KKR and KKR Holdings based on their respective ownership percentages. The decrease in other investment income (loss) of $28.6 million relates primarily to the exclusion of investment gains and losses on capital invested by or on behalf of the general partners of our private equity funds in 2010. In connection with the Transactions on October 1, 2009, all capital invested by or on behalf of the general partners of our private equity funds was retained, and was not contributed to the KKR Group Partnerships. Additionally, capital invested by or on behalf of the general partners of our private equity funds subsequent to October 1, 2009 is included in our capital markets and principal activities segment. Accordingly, returns on this invested capital are not included in our private markets segment information for periods subsequent to October 1, 2009.

Economic Net Income (Loss)

        Economic net income in our Private Markets segment was $348.9 million for the six months ended June 30, 2010, an increase of $28.4 million, or 8.9%, compared to economic net income of $320.5 million for the six months ended June 30, 2009. The increased investment income described above was the main contributor to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2009 to June 30, 2010.

December 31, 2009 AUM	$38,842,900
New Capital Raised	542,400
Distributions	(1,405,000)
Foreign Exchange	(525,100)
Change in Value	3,575,900

June 30, 2010 AUM	$41,031,100

        AUM in our Private Markets segment was $41.0 billion at June 30, 2010, an increase of $2.2 billion, or 5.6%, compared to $38.8 billion at December 31, 2009. The increase was primarily attributable to $3.6 billion of net unrealized gains resulting from changes in the market values of our private equity portfolio companies, as well as $0.5 billion in new capital raised relating primarily to our natural resources initiative as well as a new private equity co-investment vehicle. The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $2.0 billion, $0.6 billion, $0.3 billion, $0.2 billion, and $0.2 billion in our 2006 Fund, Millennium Fund, European Fund, European Fund II and Asian Fund, respectively. Net unrealized gains and losses in all other private equity funds were not significant during the period. Approximately 29% of the net change in value for the six months ended June 30, 2010 was attributable to changes in share prices of various publicly listed investments, notably increases in Dollar General Corporation (NYSE: DG) and Legrand Holdings S.A. (ENXTPA: LR). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to East Resources, Inc. (energy sector) and HCA Inc. (healthcare sector). The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of East Resources, Inc. an increase that reflects the valuation of a recently executed agreement to exit the investment in the coming quarters. The increase in value described above was partially offset by distributions from our funds totaling $1.4 billion comprised of $1.1 billion of realized gains and $0.3 billion of return of original cost, as well as $0.5 billion related to foreign exchange adjustments on foreign denominated commitments to our funds.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2009 to June 30, 2010:

December 31, 2009 FPAUM	$36,484,400
New Capital Raised	534,500
Distributions	(763,600)
Foreign Exchange	(953,500)
Change in Value	15,700

June 30, 2010 FPAUM	$35,317,500

        FPAUM in our Private Markets segment was $35.3 billion at June 30, 2010, a decrease of $1.2 billion, or 3.2%, compared to $36.5 billion at December 31, 2009. The decrease was primarily attributable to a $1.0 billion decrease related to foreign exchange adjustments on foreign denominated commitments and invested capital as well as distributions of $0.8 billion in our private equity funds representing a reduction of invested capital associated with realization activity. These decreases were partially offset by new capital raised of $0.5 billion relating primarily to our natural resources initiative as well as a new private equity co-investment vehicle.

Committed Dollars Invested

        Committed dollars invested were $2.1 billion for the six months ended June 30, 2010, an increase of $1.5 billion from the six months ended June 30, 2009. The increase was due primarily to an increase in the transaction volume of private equity investments closed during the first six months of 2010 as compared with the first six months of 2009.

Uncalled Commitments

        As of June 30, 2010, our Private Markets segment had $11.9 billion of remaining uncalled capital commitments that could be called for investment in new transactions.

Public Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fees
Management and Incentive Fees:
Management Fees	$13,623	$11,977	$26,492	$24,045
Incentive Fees	8,350	—	20,850	—

Total Management and Incentive Fees	21,973	11,977	47,342	24,045

Net Transaction Fees:
Transaction Fees	2,330	—	8,153	—
Total Fee Credits	(1,406)	—	(5,596)	—

Net Transaction Fees	924	—	2,557	—

Total Fees	22,897	11,977	49,899	24,045

Expenses
Employee Compensation and Benefits	7,474	5,896	14,616	11,519
Other Operating Expenses	3,673	4,603	7,838	10,725

Total Expenses	11,147	10,499	22,454	22,244

Fee Related Earnings	11,750	1,478	27,445	1,801

Investment Income
Gross Carried interest	1,081	—	1,452	—
Less: Allocation to KKR carry pool	(432)	—	(581)	—

Net carried interest	649	—	871	—
Other investment income (loss)	(126)	(1,411)	382	(2,071)

Total Investment Income (loss)	523	(1,411)	1,253	(2,071)

Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	12,273	67	28,698	(269)
Income (Loss) Attributable to Noncontrolling Interests	110	—	255	—

Economic Net Income	$12,163	$67	$28,443	$(269)

Assets under management (period end)	$13,367,200	$13,179,700	$13,367,200	$13,179,700

Fee paying assets under management (period end)	$6,325,900	$5,266,900	$6,325,900	$5,266,900

Committed Dollars Invested	$57,700	$—	$204,900	$—

Uncalled Commitments (period end)	$1,363,100	$—	$1,363,100	$—

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Fees

        Our Public Markets segment earned fees of $22.9 million for the three months ended June 30, 2010, an increase of $10.9 million, or 90.8% compared to fees of $12.0 million for the three months ended June 30, 2009. The increase is primarily the result of an $8.4 million incentive fee earned from KFN as a result of KFN's financial performance exceeding certain required benchmarks during the three months ended June 30, 2010. No such fee was earned in the three months ended June 30, 2009. In addition, our Public Markets segment earned $2.3 million of gross transaction fees in the three months ended June 30, 2010, of which $1.4 million was subject to a credit earned by limited partners under fee sharing arrangements in our Public Markets investment vehicles. During the three months ended June 30, 2010, there was two transaction fee-generating investments with a transaction value of $560 million. There were no transaction fee-generating investments during the three months ended June 30, 2009. Transaction fees are negotiated separately for each completed transaction based on the services that we provide and also vary depending on the nature and size of the investment being made.

Expenses

        Total expenses in our Public Markets segment were $11.1 million for the three months ended June 30, 2010, an increase of $0.6 million, or 5.7% from the three months ended June 30, 2009. The increase was primarily due an increase in employee compensation and benefits expense of $1.6 million related primarily to an increase in incentive compensation due to higher expected bonuses in 2010 resulting from improved overall financial performance of our Public Markets management company when compared to the prior period, as well as the hiring of additional personnel.

Fee Related Earnings

        Fee related earnings in our Public Markets segment were $11.8 million for the three months ended June 30, 2010, an increase of $10.3 million compared to fee related earnings of $1.5 million for the three months ended June 30, 2009. The increase was due primarily to the increase in fees as described above.

Investment Income (Loss)

        Our Public Markets segment had investment income of $0.5 million for the three months ended June 30, 2010, an increase of $1.9 million from the three months ended June 30, 2009. The increase was primarily driven by net carried interest earned from our Public Markets investment vehicles due to favorable performance in the period ended June 30, 2010.

Economic Net Income

        Economic net income in our Public Markets segment was $12.2 million for the three months ended June 30, 2010, an increase of $12.1 million compared to economic net income of $0.1 million for the three months ended June 30, 2009. The increase in fee related earnings described above was the main contributor to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from March 31, 2010 to June 30, 2010:

March 31, 2010 AUM	$13,765,600
New Capital Raised	144,700
Distributions	(512,500)
Change in Value	(30,600)

June 30, 2010 AUM	$13,367,200

        AUM in our Public Markets segment was $13.4 billion at June 30, 2010, a decrease of $0.4 billion, or 2.9%, compared to $13.8 billion at March 31, 2010. This decrease was driven primarily by $0.5 billion of redemptions in our liquid credit separately managed accounts. This decrease was partially offset by $0.1 billion in new capital raised in our Public Markets investment funds and separately managed accounts.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from March 31, 2010 to June 30, 2010:

March 31, 2010 FPAUM	$6,627,000
New Capital Raised	144,300
Distributions	(512,500)
Change in Value	67,100

June 30, 2010 FPAUM	$6,325,900

        FPAUM in our Public Markets segment was $6.3 billion at June 30, 2010, a decrease of $0.3 billion, or 4.5%, compared to $6.6 billion at March 31, 2010. This decrease was primarily driven by $0.5 billion of redemptions in our liquid credit separately managed accounts. This decrease was partially offset by $0.1 billion in new capital raised in our Public Markets investment funds and separately managed accounts as well as a $0.1 billion increase in the net asset value of KFN.

Uncalled Commitments

        As of June 30, 2010, our Public Markets segment had $1.4 billion of remaining uncalled capital commitments that could be called for investment in new transactions.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Fees

        Our Public Markets segment earned fees of $49.9 million for the six months ended June 30, 2010, an increase of $25.9 million, or 107.9% compared to $24.0 million for the six months ended June 30, 2009. The increase is primarily the result of $20.9 million of incentive fees earned from KFN as a result of KFN's financial performance exceeding certain required benchmarks in the six months ended June 30, 2010. No such fees were earned during the six months ended June 30, 2009. In addition, our Public Markets segment earned $8.2 million of gross transaction fees in the six months ended June 30, 2010, of which $5.6 million was subject to a credit earned by limited partners under fee sharing arrangements in our Public Markets investment vehicles. During the six months ended June 30, 2010, there were four transaction fee-generating investments with a combined transaction value of $1.7 billion. There were no transaction fee-generating investments during the six months ended

June 30, 2009. Transaction fees are negotiated separately for each completed transaction based on the services that we provide and also vary depending on the nature and size of the investment being made.

Expenses

        Total expenses in our Public Markets segment were $22.5 million for the six months ended June 30, 2010, an increase of $0.2 million, or 0.9%, from the six months ended June 30, 2009. The increase was primarily due to an increase in employee compensation and benefits expense of $3.1 million related primarily to an increase in incentive compensation resulting from improved overall financial performance of our Public Markets management company when compared to the prior period, as well as the hiring of additional personnel. Partially offsetting the increase in employee compensation expense was a decrease in other operating expenses of $2.9 million, which was largely due to expense reductions across the segment.

Fee Related Earnings

        Fee related earnings in our Public Markets segment were $27.4 million for the six months ended June 30, 2010, an increase of $25.6 million compared to fee related earnings of $1.8 million for the six months ended June 30, 2009. The increase was due primarily to the increase in fees as described above.

Investment Income (Loss)

        Our Public Markets segment had investment income of $1.3 million for the six months ended June 30, 2010, an increase of $3.4 million compared to an investment loss of $2.1 million for the six months ended June 30, 2009. The increase was primarily driven by net carried interest earned during the six months ended June 30, 2010 as a result of the favorable performance of our investment vehicles, as well as an increase in the market value of KFN shares that we hold.

Economic Net Income

        Economic net income in our Public Markets segment was $28.4 million for the six months ended June 30, 2010, an increase of $28.7 million compared to an economic net loss of $0.3 million for the six months ended June 30, 2009. The increase in fee related earnings described above was the main contributor to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2009 to June 30, 2010:

December 31, 2009 AUM	$13,361,300
New Capital Raised	560,000
Distributions	(962,500)
Foreign Exchange	—
Change in Value	408,400

June 30, 2010 AUM	$13,367,200

        AUM in our Public Markets segment was $13.4 billion at June 30, 2010, essentially flat from December 31, 2009. Activity during the period included $0.6 billion in new capital raised in our Public Markets investment funds and separately managed accounts as well as a $0.4 billion increase in the net asset value of KFN and certain other fixed income vehicles, largely offset by $1.0 billion of redemptions primarily in our liquid credit separately managed accounts.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2009 to June 30, 2010:

December 31, 2009 FPAUM	$6,295,400
New Capital Raised	484,600
Distributions	(962,500)
Foreign Exchange	—
Change in Value	508,400

June 30, 2010 FPAUM	$6,325,900

        FPAUM in our Public Markets segment was $6.3 billion at June 30, 2010, essentially flat from December 31, 2009. Activity during the period included $0.5 billion in new fee paying capital raised in our Public Markets investment funds and separately managed accounts as well as a $0.5 billion increase in the net asset value of KFN and certain other fixed income vehicles, largely offset by $1.0 billion of redemptions primarily in our liquid credit separately managed accounts.

Uncalled Commitments

        As of June 30, 2010, our Public Markets segment had $1.4 billion of remaining uncalled capital commitments that could be called for investment in new transactions.

Capital Markets and Principal Activities Segment

        The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three and six months ended June 30, 2010 and 2009. The Capital Markets and Principal Activities segment was formed upon completion of the Transactions by combining our capital markets business with the assets and liabilities of KPE. As a result, we have reclassified the results of our capital markets business since inception into this segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fees
Management and Incentive Fees:
Management Fees	$—	$—	$—	$—
Incentive Fees	—	—	—	—

Total Management and Incentive Fees	—	—	—	—

Net Monitoring and Transaction Fees:
Monitoring Fees	—	—	—	—
Transaction Fees	14,983	3,976	39,580	4,167
Total Fee Credits	—	—	—	—

Net Transaction and Monitoring Fees	14,983	3,976	39,580	4,167

Total Fees	14,983	3,976	39,580	4,167

Expenses
Employee Compensation and Benefits	3,494	2,447	7,764	4,696
Other Operating Expenses	2,017	1,505	3,867	2,598

Total Expenses	5,511	3,952	11,631	7,294

Fee Related Earnings	9,472	24	27,949	(3,127)

Investment Income
Gross Carried interest	—	—	—	—
Less: Allocation to KKR carry pool	—	—	—	—

Net carried interest	—	—	—	—
Other investment income (loss)	256,619	(965)	703,407	(2,282)

Total Investment Income (loss)	256,619	(965)	703,407	(2,282)

Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	266,091	(941)	731,356	(5,409)
Income (Loss) Attributable to Noncontrolling Interests	328	34	809	(55)

Economic Net Income	$265,763	$(975)	$730,547	$(5,354)

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Fees

        Fees in our Capital Markets and Principal Activities segment were $15.0 million for the three months ended June 30, 2010, an increase of $11.0 million, from the three months ended June 30, 2009. The increase was due primarily to an increase in the number of capital markets transactions during the period. We completed eleven capital markets transactions in the three months ended June 30, 2010 which earned underwriting, syndication and other capital markets services fees, as compared to one transaction in the three months ended June 30, 2009. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Total expenses were $5.5 million for the three months ended June 30, 2010, an increase of $1.6 million, or 39.4%, from the three months ended June 30, 2009. The increase was primarily due to a $1.0 million increase in employee compensation and benefits expense relating primarily to an increase in incentive compensation reflecting improved overall financial performance of our capital markets business and, to a lesser extent, an increase in headcount. In addition, other operating expenses increased by $0.5 million as a result of higher professional fees and administrative costs resulting from the increase in capital markets activity.

Fee Related Earnings

        Fee related earnings in our Capital Markets and Principal Activities segment were $9.5 million for the three months ended June 30, 2010, an increase of $9.5 million, as compared to fee related earnings of less than $0.1 million during the three months ended June 30, 2009. The increase was due primarily to the increase in fees as described above.

Investment Income (Loss)

        Investment income was $256.6 million for the three months ended June 30, 2010, an increase of $257.6 million as compared to investment loss of $1.0 million for the three months ended June 30, 2009. The second quarter 2010 amounts primarily reflect $302.4 million of net unrealized gains, $29.3 million of dividend income, $1.4 million of net interest income and $76.5 million of net realized losses. The net unrealized gains were comprised of $185.7 million of net unrealized appreciation of private equity investments and $116.7 million of net appreciation of other investments (total net unrealized gains included a reversal of previously recorded unrealized losses of $83.2 million related to the sale and write-off of investments). Net realized losses were comprised of $59.5 million of realized gains from the sale of certain private equity investments, and $136.0 million of realized losses from the sale and write-off of other investments. The second quarter 2009 amounts did not include the results of the assets acquired from KPE since the Transactions were completed on October 1, 2009. Accordingly, the second quarter of 2009 amounts primarily reflect interest expense at our capital markets business in connection with our KCM Credit Agreement.

Economic Net Income (Loss)

        Economic net income in our Capital Markets and Principal Activities segment was $265.8 million for the three months ended June 30, 2010 as compared to an economic net loss of $1.0 million for the three months ended June 30, 2009. The increase in investment income as described above was the main contributor to the increase in economic net income.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Fees

        Fees in our Capital Markets and Principal Activities segment were $39.6 million for the six months ended June 30, 2010, an increase of $35.4 million, as compared to $4.2 million for the six months ended June 30, 2009. The increase was due to an increase in the number of capital markets transactions during the period. We completed 25 capital markets transactions during the six months ended June 30, 2010, as compared to two transactions during the six months ended June 30, 2009. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Total expenses were $11.6 million for the six months ended June 30, 2010, an increase of $4.3 million, or 59.5%, from the six months ended June 30, 2009. The majority of the increase was comprised of a $3.1 million increase in employee compensation and benefits expense resulting from an increase in salaries and accrued bonuses in the six month period ended June 30, 2010 in connection with increased revenues when compared to the prior period. In addition, other operating expenses increased by $1.3 million primarily as a result of higher professional fees and administrative costs resulting from the increase in capital markets activity.

Fee Related Earnings

        Fee related earnings in our Capital Markets and Principal Activities segment were $27.9 million for the six months ended June 30, 2010, an increase of $31.1 million, as compared to fee related losses of $3.1 million during the six months ended June 30, 2009. The increase was due primarily to the increase in fees as described above.

Investment Income (Loss)

        Investment income was $703.4 million for the six months ended June 30, 2010, an increase of $705.7 million as compared to investment loss of $2.3 million for the six months ended June 30, 2009. The year to date 2010 amounts primarily reflect $649.7 million of net unrealized gains, $121.7 million of dividend income, $0.3 million of net interest income and $68.3 million of net realized losses. The net unrealized gains were comprised of $478.0 million of net unrealized appreciation of private equity investments and $171.7 million of net appreciation of other investments (total net unrealized gains included a reversal of previously recorded unrealized losses of $115.5 million related to the sale and write-off of investments). Net realized losses were comprised of $66.2 million of realized gains from the sale of certain private equity investments, and $134.5 million of realized losses from the sale and write-off of other investments. The year to date 2009 amounts did not include the results of the assets acquired from KPE since the Transactions were completed on October 1, 2009. Accordingly, the year to date 2009 amounts primarily reflect interest expense at our capital markets business in connection with our KCM Credit Agreement.

Economic Net Income (Loss)

        Economic net income in our Capital Markets and Principal Activities segment was $730.5 million for the six months ended June 30, 2010 as compared to an economic net loss of $5.4 million for the six months ended June 30, 2009. The increase in investment income as described above was the main contributor to the increase in economic net income.

Segment Partners' Capital

        The following table presents our segment statement of financial condition as of June 30, 2010:

	As of June 30, 2010
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments
Cash and Cash Equivalents	$159,131	$13,844	$335,151	$508,126
Investments	—	—	4,450,147	4,450,147
Unrealized Carry	360,520	872	—	361,392
Other Assets	124,223	56,066	30,621	210,910

Total Assets	$643,874	$70,782	$4,815,919	$5,530,575

Debt Obligations	$—	$—	$314,051	$314,051
Other Liabilities	123,604	11,570	31,426	166,600

Total Liabilities	123,604	11,570	345,477	480,651

Noncontrolling interests	(1,057)	222	19,414	18,579

Partners' Capital	$521,327	$58,990	$4,451,028	$5,031,345

Total Reportable Segments Partners' Capital	$5,031,345
Intangible Assets and Other	(7,019)

Total KKR Group Partnerships Partners' Capital	5,024,326
Cumulative Non-Cash Equity Contributions Allocable to KKR Holdings	(1,043,155)
Cumulative Distributions from KKR Group Partnerships	234,454

Total Partners' Capital Allocable to Equity Holders	4,215,625
KKR & Co. L.P. Interest in KKR Group Partnerships	30%

Subtotal	$1,264,688
Impact of KKR Management Holdings Corp. Equity	(75,280)
Cumulative Distributions Received by KKR Management Holdings Corp. from KKR Group Partnerships	(76,567)

Total KKR & Co. L.P. Partners' Capital	$1,112,841

Liquidity

        We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis involve: (i) generating cash flow from operations; (ii) generating income from investment activities; (iii) funding capital commitments that we have made to our funds; (iv) funding our growth initiatives; (v) distributing cash flow to our owners; and (vi) borrowings and repayments under credit agreements.

Sources of Cash

        Our principal source of cash consists of cash and cash equivalents contributed to the KKR Group Partnerships as part of the Transactions. We will also receive cash from time to time from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) realizations from principal investments; and (iv) borrowings under our credit facilities described below.

        Carried interest is distributed to the general partner of a vehicle with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception; and (iii) all of the cost has been returned to investors with respect to investments with a fair value below remaining cost.

        We have access to funding under various credit facilities that we have entered into with major financial institutions. The following is a summary of the principal terms of these facilities:

  •
  In February 2008, the management company for our private equity funds entered into a credit agreement with a major financial institution providing for revolving borrowings of up to $1.0 billion with a $50.0 million sublimit for swingline notes and a $25.0 million sublimit for letters of credit referred to as our "Corporate Credit Agreement". The Corporate Credit Agreement has a term of five years that expires on February 26, 2013. As of June 30, 2010, $98.0 million was outstanding under this facility and the interest rate on such borrowings was approximately 0.8% as of June 30, 2010.

  •
  In February 2008, the holding company for our capital markets business entered into a credit agreement with a major financial institution referred to as our "KCM Credit Agreement". The KCM Credit Agreement provides for revolving borrowings of up to $500.0 million. This facility has a term of five years that expires in February 2013. As of June 30, 2010, there were no borrowings outstanding under this agreement. Borrowings under this facility may only be used for our capital markets business.

  •
  In June 2007, KPE's investment partnership entered into a five-year revolving credit agreement with a syndicate of lenders referred to as our "Principal Credit Agreement". The Principal Credit Agreement provides for up to $925.0 million of senior secured credit, subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. In September 2009, a wholly owned subsidiary of KKR assumed $65.0 million of commitments to the Principal Credit Agreement from one of the lenders under the agreement. This transaction effectively reduced KKR's availability under the Principal Credit Agreement to $860.0 million on a consolidated basis. As of June 30, 2010, the interest rates on borrowings under the credit agreement ranged from 1.1% to 1.3% and we had $216.1 million of borrowings outstanding.

        From time to time, we may borrow amounts to satisfy general short-term needs of our business by opening short-term lines of credit with established financial institutions. These amounts are generally repaid within 30 days, at which time such short-term lines of credit would close. There were no such borrowings as of June 30, 2010.

Liquidity Needs

        We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including funding our capital commitments made to existing and future funds and any net capital requirements of our capital markets companies; (ii) service debt obligations, including any contingent liabilities that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings; and (v) make cash distributions in accordance with our distribution policy. We may also require cash to fund contingent obligations including those under clawback and net-loss sharing arrangements. See "—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis." We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for the next 12 months.

        The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to the funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing. In addition, as a result of the Transactions, we are responsible for the uncalled commitments once attributable to KPE's investment partnership as a partner in our private equity funds. The following table presents our uncalled commitments to our active investment funds as of June 30, 2010:

Uncalled Commitments
Private Markets Segment
2006 Fund	$414,634
European III Fund	384,080
Asian Fund	171,254
E2 Investors (Annex Fund)	29,295
Natural Resources I	7,500
Other Private Markets Commitments	348

Total Private Markets Commitments	1,007,111

Public Markets Segment
Mezzanine Fund	45,000
Capital Solutions Vehicles	18,700

Total Public Markets Commitments	63,700

Total Uncalled Commitments	$1,070,811

        Historically, we have funded commitments with cash from operations that otherwise would be distributed to our principals. We expect to fund future commitments with available cash, proceeds from realizations of principal assets and other sources of liquidity available to us.

        We and our intermediate holding company, a taxable corporation for U.S. federal income tax purposes, may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Management Holdings L.P. intends to make an election under Section 754 of the Internal Revenue Code in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs, which may result in an increase in our intermediate holding company's share of the tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our intermediate holding company's share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax our intermediate holding company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        We have entered into a tax receivable agreement with KKR Holdings requiring our intermediate holding company to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding company actually realizes as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding company actually realizes as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation is an obligation of our intermediate holding company and not of either KKR Group Partnership. As such, the cash distributions to common unitholders may vary from holders of KKR Group Partnership Units (held by KKR Holdings and others) to the extent payments are made under the tax receivable agreements to selling holders of KKR Group Partnership Units. As the payments reflect actual tax savings received by KKR entities, there may be a timing difference between the tax savings received by KKR entities and the cash payments to selling holders of KKR Group Partnership Units.

        We expect our intermediate holding company to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes. In the event that other of our current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if we become taxable as a corporation for U.S. federal income tax purposes, we expect that each will become subject to a tax receivable agreement with substantially similar terms.

        We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our asset management business in excess of amounts determined by our managing partner, KKR Management LLC, to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. We do not intend to distribute gains on principal investments, other than certain tax distributions, if any, to the extent that distributions for the relevant tax year were otherwise insufficient to cover certain tax liabilities of our partners, as calculated by us.

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

        In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2010 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$1,070.8	$—	$—	$—	$1,070.8
Debt payment obligations	—	314.1	—	—	314.1
Interest obligations on debt(2)	11.6	3.8	—	—	15.4
Lease obligations	22.1	49.8	44.5	84.2	200.6

Total	$1,104.5	$367.7	$44.5	$84.2	$1,600.9

(1)
These uncalled commitments represent amounts committed by us to fund a portion of the purchase price paid for each investment made by our investment funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the rates at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years.

(2)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming no prepayments are made and the related debt is held until its final maturity date. Future interest rates have been calculated using rates in effect as of June 30, 2010, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

        In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our consolidated and combined financial statements as of June 30, 2010 relating to indemnification obligations.

        The partnership documents governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors at the end of the life of the fund. The terms of the Transactions require that our principals remain responsible for any clawback obligation relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. Carry distributions arising subsequent to the Transactions may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships in accordance with the terms of the instruments governing the KKR Group Partnerships. As of June 30, 2010, assuming that all applicable private equity funds were liquidated at no value the amount of carried interest distributed that would be subject to this clawback provision would be $689.2 million, of which $465.6 million would be borne by KKR and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their June 30, 2010 fair values, the clawback obligation would have been $61.5 million, of which $55.9 million would be borne by our principals and $5.6 million would be borne by noncontrolling interest holders.

        The instruments governing certain of our private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the "net loss sharing provisions," certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of June 30, 2010, our contingent repayment obligation would have been approximately $21.8 million. If the vehicles were liquidated at zero value, the contingent repayment obligation would have been approximately $1,108.9 million as of June 30, 2010.

        Unlike the "clawback" provisions, the KKR Group Partnerships will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

        In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2010. This table differs from the earlier table setting forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$13,264.2	$—	$—	$—	$13,264.2
Debt payment obligations(2)	—	485.4	807.2	—	1,292.6
Interest obligations on debt(3)	20.6	37.2	125.6	—	183.4
Lease obligations	22.1	49.8	44.5	84.2	200.6

Total	$13,306.9	$572.4	$977.3	$84.2	$14,940.8

(1)
These uncalled commitments represent amounts committed by us and our fund investors to fund the purchase price paid for each investment made by our investment funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the rates at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Liquidity—Liquidity Needs."

(2)
Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns. Such financing arrangements include $796.4 million of financing provided through total return swaps and $182.2 million of financing provided through a term loan and revolving credit facility. These financing arrangements have been entered into with the objective of enhancing returns and are not direct obligations of the general partners of our private equity funds or our management companies.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming no prepayments are made and the related debt is held until its final maturity date. Future interest rates have been calculated using rates in effect as of June 30, 2010, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

Off Balance Sheet Arrangements

        Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Consolidated Statement of Cash Flows

        The accompanying consolidated and combined statements of cash flows include the cash flows of our consolidated funds despite the fact that we have only a minority economic interest in those funds. The assets of consolidated funds, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our combined statements of cash flows. The primary cash flow activities of our consolidated funds involve: (i) raising capital from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds are treated as investment companies for accounting purposes, these cash flow amounts are included in our cash flows from operations.

Net Cash Provided by (Used in) Operating Activities

        Our net cash provided by (used in) operating activities was $0.1 billion and $(0.5) billion during the six months ended June 30, 2010 and 2009, respectively. These amounts primarily included: (i) purchases of investments by our funds, net of proceeds from sales of investments, of $0.2 billion and $0.5 billion during the six months ended June 30, 2010 and 2009, respectively; (ii) net realized gains (losses) on investments of $0.5 billion and $(0.5) billion during the six months ended June 30, 2010 and 2009, respectively; and (iii) change in unrealized gains (losses) on investments of $2.8 billion and $2.0 billion during the six months ended June 30, 2010 and 2009, respectively. These amounts are reflected as operating activities in accordance with investment company accounting.

Net Cash Provided by (Used in) Investing Activities

        Our net cash provided by (used in) investing activities was $25.3 million and $(30.0) million during the six months ended June 30, 2010 and 2009, respectively. Our investing activities included the purchases of furniture, equipment and leasehold improvements of $4.7 million and $11.7 million, as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $(30.1) million and $18.3 million during the six months ended June 30, 2010 and 2009, respectively.

Net Cash Provided by (Used in) Financing Activities

        Our net cash (used in) provided by financing activities was $(0.1) billion and $0.5 billion during the six months ended June 30, 2010 and 2009, respectively. Our financing activities primarily included: (i) contributions, net of distributions made to noncontrolling interests, of $0.7 billion and $0.5 billion during the six months ended June 30, 2010 and 2009, respectively; (ii) net proceeds received net of repayment of debt obligations of $(0.8) billion and $0.1 billion during the six months ended June 30, 2010 and 2009, respectively; and (iii) contributions by net of distributions to our equity holders of $(44.1) million and $(63.5) million during the six months ended June 30, 2010 and 2009, respectively.

Critical Accounting Policies

        The preparation of our consolidated and combined financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues, income and expense. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated and combined financial statements in the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions. Please see the notes to the consolidated and combined financial statements included elsewhere in this filing for further detail regarding our critical accounting policies.

Principles of Consolidation

        Our policy is to consolidate (i) those entities in which we hold a majority voting interest or have majority ownership and control over significant operating, financial and investing decisions of the entity including those KKR funds in which the general partner is presumed to have control or (ii) entities determined to be variable interest entities ("VIEs") for which we are considered the primary beneficiary.

        The majority of the entities consolidated by us are comprised of: (i) those entities in which we have majority ownership and have control over significant operating, financial and investing decisions and (ii) the consolidated KKR funds, which are those entities in which we hold substantive, controlling general partner or managing member interests. With respect to the consolidated KKR funds, we generally have operational discretion and control, and limited partners have no substantive rights to impact ongoing governance and operating activities of the fund.

        The consolidated KKR funds do not consolidate their majority-owned and controlled investments in portfolio companies. Rather, those investments are accounted for as investments and carried at fair value as described below.

        The KKR funds are consolidated notwithstanding the fact that we have only a minority economic interest in those funds. The consolidated and combined financial statements reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated KKR funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to noncontrolling interests in the accompanying consolidated and combined financial statements. Substantially all of the management fees and certain other amounts earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR's partners' capital.

        Noncontrolling interests represent the ownership interests held by entities or persons other than KKR.

Fair Value of Investments

        Our consolidated funds are treated as investment companies under investment company accounting guidance for the purposes of GAAP and, as a result, reflect their investments on the consolidated and combined statement of financial condition at fair value, with unrealized gains or losses resulting from changes in fair value reflected as a component of investment income in the consolidated and combined statements of operations. We have retained the specialized accounting of the consolidated funds.

        We measure and report our investments in accordance with fair value accounting guidance, which establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

        Investments measured and reported at fair value are classified and disclosed in one of the following categories:

          Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include publicly listed equities and publicly listed derivatives. In addition, securities sold, but not yet purchased and call options are included in Level I. We do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price. We classified 20.7% of total investments measured and reported at fair value as Level I at June 30, 2010.

          Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments which are generally included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives. We classified 8.7% of total investments measured and reported at fair value as Level II at June 30, 2010.

          Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private portfolio companies held through our private equity funds. We classified 70.6% of total investments measured and reported at fair value as Level III at June 30, 2010. The valuation of our Level III investments at June 30, 2010 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment.

        When determining fair values of investments, we use the last reported market price as of the statement of financial condition date for investments that have readily observable market prices. If no sales occurred on such day, we use the "bid" price at the close of business on that date and, if sold short, the "asked" price at the close of business on that date day. Forward contracts are valued based on market rates or prices obtained from recognized financial data service providers.

        The majority of our private equity investments are valued utilizing unobservable pricing inputs. Management's determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management's best estimates after consideration of a variety of internal and external factors. We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market multiples approach that considers a specified financial measure (such as EBITDA) and recent public market and private transactions and other available measures for valuing comparable companies. Other factors such as the applicability of a control premium or illiquidity discount, the presence of significant unconsolidated assets and liabilities and any favorable or unfavorable tax attributes are also considered in arriving at a market multiples valuation. The second methodology utilized is typically a discounted cash flow approach. In this approach, we incorporate significant assumptions and judgments in determining the most likely buyer, or market participant for a hypothetical sale, which might include an initial public offering, private equity investor, strategic buyer or a transaction consummated through a combination of any of the above. Estimates of assumed growth rates, terminal values, discount rates, capital structure and other factors are employed in this approach. The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two methodologies, adjusted for issues related to achieving liquidity including size, registration process, corporate governance structure, timing, an initial public offering discount and other factors, if applicable. As discussed above, we utilize several unobservable pricing inputs and assumptions in determining the fair value of our private equity investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions.

        Approximately 20.7%, or $6.6 billion, and 22.6%, or $6.6 billion, of the value of our investments were valued using quoted market prices, which have not been adjusted, as of June 30, 2010 and December 31, 2009, respectively.

        Approximately 79.3%, or $25.5 billion, and 77.4%, or $22.4 billion, of the value of our investments were valued in the absence of readily observable market prices as of June 30, 2010 and December 31, 2009, respectively. The majority of these investments were valued using internal models with significant unobservable market parameters and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable market prices had existed. Additional external factors may cause those values, and the values of investments for which readily observable market prices exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and partners' capital that we report from time to time.

        Our calculations of the fair values of private company investments were reviewed by an independent valuation firm, who provided third-party valuation assistance to us, which consisted of certain limited procedures that we identified and requested it to perform. Upon completion of such limited procedures, they concluded that the fair value, as determined by us, of those investments subjected to their limited procedures did not appear to be unreasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards. The general partners of our funds are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that the general partner of each fund is required to undertake to determine the fair value of the investments.

        Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of June 30, 2010, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a 10% immediate change in net gains (losses) from the funds' investment activities (including carried interest when applicable), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. However, we estimate the impact that the consequential decrease in investment income would have on net income attributable to KKR would be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests.

        Substantially all of the value of the investments in our consolidated fixed income funds were valued using observable market parameters, which may include quoted market prices, as of June 30, 2010 and December 31, 2009. Quoted market prices, when used, are not adjusted.

Revenue Recognition

        Fees consist primarily of (i) monitoring and transaction fees that we receive from our portfolio companies and capital markets activities and (ii) management and incentive fees that we receive directly from our unconsolidated funds. These fees are based upon the contractual terms of the management and other agreements that we enter into with the applicable funds, portfolio companies and third parties. We recognize fees in the period during which the related services are performed and the amounts have been contractually earned in accordance with the relevant management or other agreements. Incentive fees are accrued either annually or quarterly after all contingencies have been removed.

        Our consolidated private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the management fees paid. As of June 30, 2010, the amount subject to refund for which no liability has been recorded approximated $68.8 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned management fees, these fees will not be refunded to the funds' limited partners, in accordance with the respective agreements.

Recognition of Investment Income

        Investment income consists primarily of the unrealized and realized gains (losses) on investments (including the impacts of foreign currency on non-dollar denominated investments), dividend and interest income received from investments and interest expense incurred in connection with investment activities. Unrealized gains or losses result from changes in the fair value of our funds' investments during a period as well as the reversal of unrealized gains or losses in connection with realization events. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a corresponding realized gain or loss is recognized in the current period. While this reversal generally does not significantly impact the net amounts of gains (losses) that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.

        Due to the consolidation of the majority of our funds, the share of our funds' investment income that is allocable to our carried interests and capital investments is not shown in the consolidated and combined financial statements. Instead, the investment income that KKR retains in its net income, after allocating amounts to noncontrolling interests, represents the portion of its investment income that is allocable to us. Because the substantial majority of our funds are consolidated and because we hold only a minority economic interest in our funds' investments, our share of the investment income generated by our funds' investment activities is significantly less than the total amount of investment income presented in its consolidated and combined financial statements.

        We recognize investment income with respect to our carried interests in investments of our private equity funds and co-investment vehicles, the capital invested by or on behalf of the general partners of our private equity funds and the noncontrolling interests that third-party fund investors hold in our consolidated funds.

Recognition of Carried Interests in Statement of Operations

        Carried interests entitle the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interests in the KKR funds are included as investment income in Net Gains (Losses) from Investment Activities and are earned by the general partner of those funds to the extent that cumulative investment returns are positive. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reduced and reflected as investment losses. Carried interest is recognized based on the contractual formula set forth in the instruments governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of our private equity funds, management believes that this approach results in income recognition that best reflects our periodic performance in the management of those funds.

        The instruments governing our private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund.

Clawback Provision

        Under a "clawback" provision, upon the liquidation of a private equity fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled.

        Prior to the Transactions, certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the Transactions require that KKR principals remain responsible for clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million.

        Carry distributions arising subsequent to the Transactions are allocated generally to carry pool participants and KKR in accordance with the terms of the instruments governing the KKR Group Partnerships.

Net Loss Sharing Provision

        The instruments governing certain of our private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the "net loss sharing provisions," certain of our private equity funds allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by our to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Unlike the "clawback" provisions, we will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Recent Accounting Pronouncements

        On January 1, 2010, KKR adopted guidance issued by the Financial Accounting Standards Board ("FASB") related to VIEs. The amendments significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The guidance requires continuous assessment of the reporting entity's involvement with such VIEs. The guidance provides a limited scope deferral for a reporting entity's interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs. Prior to the revision of the consolidation rules, KKR consolidated a substantial majority of its investment vehicles except for KKR Strategic Capital Overseas Fund Ltd., KFN, KKR Index Fund Investments L.P., carry co-investment vehicles and 8 North America Investor L.P. With respect to the unconsolidated investment vehicles, these entities have qualified for the deferral of the revised consolidation rules and the consolidation analysis was based on the previous consolidation rules. In addition, in connection with the adoption of the new consolidation rules, KKR considered whether it was appropriate to consolidate five structured finance vehicle subsidiaries of KFN. With respect to these entities, the primary beneficiary was determined to be KFN, because KFN has the power to direct the activities that most significantly impact these entities' economic performance and KFN has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. See Note 11, "Related Party Transactions" for financial information related to KFN. Accordingly, the revised consolidation rules have not resulted in the consolidation or deconsolidation of any entities. As a result, KKR consolidates the same entities both before and after adopting these new rules.

        The revised guidance also enhances the disclosure requirements for a reporting entity's involvement with VIEs, including presentation on the consolidated statements of financial condition of assets and liabilities of consolidated VIEs which meet the separate presentation criteria and disclosure of assets and liabilities recognized in the consolidated statements of financial condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest.

        In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010. KKR adopted the guidance, excluding the reconciliation of Level III activity. As the guidance is limited to enhanced disclosures, adoption did not have an impact on KKR's financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the information about market risk set forth in our prospectus dated July 6, 2010 filed with the Securities and Exchange Commission on July 7, 2010.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures:    We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

        As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting:    There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        There have been no material changes in the information about legal proceedings set forth in our prospectus dated July 6, 2010 filed with the Securities and Exchange Commission on July 7, 2010.

ITEM 1A.    Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus dated July 6, 2010, filed with the SEC in accordance with Rule 424(b) of the Securities Act on July 7, 2010, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act mentioned in such risk factors disclosed in the prospectus.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities.

        Not applicable.

ITEM 4.    (Removed and Reserved)

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

        Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURES

        Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR & CO. L.P.
By: KKR Management LLC Its General Partner
By:	/s/ WILLIAM J. JANETSCHEK William J. Janetschek Chief Financial Officer (principal financial and accounting officer of KKR Management LLC)

DATE: August 12, 2010

INDEX TO EXHIBITS

        The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Certificate of Limited Partnership of the Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant, filed on March 12, 2010)
3.2
Amended and Restated Agreement of Limited Partnership of KKR & Co. L.P., dated July 14, 2010, by and among KKR Management LLC and the limited partners party thereto (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 20, 2010)
3.3	Certificate of Formation of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed on March 12, 2010)
3.4
Amended and Restated Agreement of Limited Liability Company Agreement of KKR Management LLC, dated July 14, 2010, by and among the members party thereto (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on July 20, 2010)
10.3
Exchange Agreement, dated July 14, 2010, by and among KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and KKR Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 20, 2010)
10.4
Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the person from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on July 20, 2010)
10.5
Tax Receivable Agreement, dated July 14, 2010, by and among KKR & Co. L.P., KKR Management Holdings L.P., KKR Holdings L.P. and KKR Management Holdings Corp. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on July 20, 2010)
10.6
Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on July 20, 2010)
10.7	KKR & Co L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 of the Registrant, filed on June 3, 2010)
31.1
Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Co-Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.