Form 10-Q
period 2010-09-30
KKR & Co. L.P.
filed 2010-11-09
CIK 1404912

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 9, 2010, there were 209,148,400 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q
For the Quarter Ended September 30, 2010

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate" or the negative version of these words or other comparable words. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in our prospectus dated October 1, 2010, filed with the Securities and Exchange Commission on October 5, 2010, which is accessible on the SEC's website at sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the prospectus. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	September 30, 2010	December 31, 2009
Assets
Cash and Cash Equivalents	$1,055,352	$546,739
Cash and Cash Equivalents Held at Consolidated Entities	246,116	282,091
Restricted Cash and Cash Equivalents	49,541	72,298
Investments, at Fair Value	33,120,796	28,972,943
Due from Affiliates	129,033	123,988
Other Assets	263,121	223,052

Total Assets	$34,863,959	$30,221,111

Liabilities and Equity
Debt Obligations	$1,738,376	$2,060,185
Due to Affiliates	1,339	87,741
Accounts Payable, Accrued Expenses and Other Liabilities	792,076	711,704

Total Liabilities	2,531,791	2,859,630

Commitments and Contingencies (Note 13)
Equity
KKR & Co. L.P. Partners' Capital (204,902,226 common units issued and outstanding as of September 30, 2010 and December 31, 2009)	1,104,735	1,012,656
Accumulated Other Comprehensive Income	2,446	1,193

Total KKR & Co. L.P. Partners' Capital	1,107,181	1,013,849
Noncontrolling Interests in Consolidated Entities	27,194,390	23,275,272
Noncontrolling Interests held by KKR Holdings L.P.	4,030,597	3,072,360

Total Equity	32,332,168	27,361,481

Total Liabilities and Equity	$34,863,959	$30,221,111

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Fees	$96,018	$110,863	$289,119	$201,415

Expenses
Employee Compensation and Benefits	331,180	58,602	1,045,332	152,051
Occupancy and Related Charges	10,373	9,451	29,568	28,117
General, Administrative and Other	94,000	74,018	229,770	139,898
Fund Expenses	14,314	12,526	39,091	37,011

Total Expenses	449,867	154,597	1,343,761	357,077

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,450,124	4,047,337	4,768,245	5,545,468
Dividend Income	218,232	104,851	808,512	182,493
Interest Income	66,603	38,118	171,058	96,980
Interest Expense	(10,432)	(18,471)	(34,393)	(60,841)

Total Investment Income (Loss)	1,724,527	4,171,835	5,713,422	5,764,100

Income (Loss) Before Taxes	1,370,678	4,128,101	4,658,780	5,608,438
Income Taxes	16,263	4,115	60,998	5,805

Net Income (Loss)	1,354,415	4,123,986	4,597,782	5,602,633
Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	1,293,373	3,507,323	3,957,319	4,674,727
Less: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	52,186	—	487,864	—

Net Income (Loss) Attributable to KKR & Co. L.P.	$8,856	$616,663	$152,599	$927,906

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.04		$0.74
Diluted	$0.04		$0.74
Weighted Average Common Units Outstanding
Basic	204,902,226		204,902,226
Diluted	204,902,226		204,902,226

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Partners' Capital	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests held by KKR Holdings L.P.	Total Comprehensive Income	Total Equity
Balance at January 1, 2009	$150,634	$1,245	$19,698,478	$—		$19,850,357

Comprehensive Income:
Net Income (Loss)	927,906		4,674,727	—	$5,602,633	5,602,633
Other Comprehensive Income—
Currency Translation Adjustment		2,417	5	—	2,422	2,422

Total Comprehensive Income					$5,605,055

Capital Contributions	35,499		1,935,044	—		1,970,543
Capital Distributions	(320,760)		(993,288)	—		(1,314,048)

Balance at September 30, 2009	$793,279	$3,662	$25,314,966	$—		$26,111,907

		KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests held by KKR Holdings L.P.	Total Comprehensive Income	Total Equity
Balance at January 1, 2010	204,902,226	$1,012,656	$1,193	$23,275,272	$3,072,360		$27,361,481

Comprehensive Income:
Net Income (Loss)	—	152,599		3,957,319	487,864	$4,597,782	4,597,782
Other Comprehensive Income—
Currency Translation Adjustment			1,253	32	1,216	2,501	2,501

Total Comprehensive Income						$4,600,283

Capital Contributions	—	—		3,259,332	720,784		3,980,116
Capital Distributions	—	(60,520)		(3,297,565)	(251,627)		(3,609,712)

Balance at September 30, 2010	204,902,226	$1,104,735	$2,446	$27,194,390	$4,030,597		$32,332,168

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$4,597,782	$5,602,633
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Non-Cash Equity Based Payments	717,153	—
Net Realized (Gains) Losses on Investments	(1,493,920)	391,626
Change in Unrealized (Gains) Losses on Investments	(3,274,325)	(5,937,094)
Other Non-Cash Amounts	(18,150)	4,374
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	35,032	292,271
Change in Due from / to Affiliates	(112,585)	(8,937)
Change in Other Assets	(46,388)	(5,158)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	194,692	190,846
Investments Purchased	(3,565,649)	(2,183,597)
Cash Proceeds from Sale of Investments	4,131,619	918,712

Net Cash Provided (Used) by Operating Activities	1,165,261	(734,324)

Cash Flows from Investing Activities
Change in Restricted Cash and Cash Equivalents	22,757	8,055
Purchase of Furniture, Equipment and Leasehold Improvements	(7,424)	(16,683)

Net Cash Provided (Used) by Investing Activities	15,333	(8,628)

Cash Flows from Financing Activities
Distributions to Noncontrolling Interests in Consolidated Entities	(3,297,565)	(993,288)
Contributions from Noncontrolling Interests in Consolidated Entities	3,259,332	1,935,044
Distributions to KKR Holdings L.P.	(251,627)	—
Contributions from KKR Holdings L.P.	3,631	—
Distributions to Partners	(60,520)	(211,068)
Contributions from Partners	—	35,499
Proceeds from Debt Obligations	642,406	490,111
Repayment of Debt Obligations	(963,972)	(484,303)
Deferred Financing Cost (Incurred) Returned	(3,666)	573

Net Cash Provided (Used) by Financing Activities	(671,981)	772,568

Net Change in Cash and Cash Equivalents	508,613	29,616
Cash and Cash Equivalents, Beginning of Period	546,739	198,646

Cash and Cash Equivalents, End of Period	$1,055,352	$228,262

Supplemental Disclosures of Cash Flow Information
Payments for Interest	$63,958	$31,821
Payments for Income Taxes	$55,579	$525
Supplemental Disclosures of Non-Cash Activities
Non-Cash Contributions from KKR Holdings L.P. for equity-based payments	$717,153	$—
Non-Cash Distributions to Partners	$—	$109,692
Due to Affiliates	$—	$89,005
Proceeds Due from Unsettled Investment Sales	$6,417	$12,448
Payments Due to Unsettled Investment Purchases	$12,616	$2,514
Realized Gains on Extinguishment of Debt	$—	$19,761
Change in Contingent Carried Interest Repayment Guarantee	$(21,138)	$—
Unrealized Gain (Losses) on Foreign Exchange on Debt Obligations	$2,343	$(11,082)
Conversion of Interest Payable into Debt Obligations	$2,100	$11,576
Net Realized and Unrealized Gains (Losses) on Foreign Exchange on Cash and Cash Equivalents Held at Consolidated Entities	$(943)	$13,957

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

        KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries ("KKR"), is a leading global alternative asset manager that is involved in providing a broad range of asset management services to investors and provides capital markets services for the firm, its portfolio companies and clients. Led by Henry Kravis and George Roberts, KKR conducts business through 14 offices around the world, which provide a global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR operates as a single professional services firm and carries out its investment activities under the KKR brand name.

        KKR & Co. L.P. (the "Partnership") was formed as a Delaware limited partnership on June 25, 2007 and its general partner is KKR Management LLC. The Partnership is the parent company of KKR Group Limited, which is the non-economic general partner of KKR Group Holdings L.P. ("Group Holdings"), and the Partnership is the sole limited partner of Group Holdings. Group Holdings holds a 30% economic interest in each of (i) KKR Management Holdings L.P. ("Management Holdings") through KKR Management Holdings Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, and (ii) KKR Fund Holdings L.P. ("Fund Holdings" and together with Management Holdings, the "KKR Group Partnerships") directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company that is a disregarded entity for U.S federal income tax purposes. The Partnership, through its controlling equity interests in the KKR Group Partnerships, is the holding partnership for the KKR business.

Reorganization and Combination Transactions

        Historically, KKR's business was conducted through multiple entities for which there was no single holding entity, but were under common control of senior KKR principals ("Senior Principals"), and in which Senior Principals and KKR's other principals and individuals held ownership interests (collectively, the "Predecessor Owners").

        KKR historically sponsored the investment vehicle KKR Private Equity Investors, L.P. ("KPE"), which was a Guernsey limited partnership that traded publicly on Euronext Amsterdam under the symbol "KPE" prior to October 1, 2009. KPE was controlled by Senior Principals through their general partner interest. Substantially all of the economic interests in KPE were held by third party investors through their limited partner interests. From the date of its formation, all of KPE's investments were made through another Guernsey limited partnership, KKR PEI Investments, L.P. ("KPE Investment Partnership"), of which KPE was the sole limited partner. The KPE Investment Partnership was controlled by Senior Principals through their general partner interest. Substantially all of the economic interests in the KPE Investment Partnership were held by KPE through its limited partner interest. KPE was established solely to hold limited partner interests in the KPE Investment Partnership and since its inception, KPE had no substantive operating activities other than the investing activities conducted through the KPE Investment Partnership.

        In order to facilitate the Combination Transaction (defined below), KKR completed a series of transactions (the "Reorganization Transactions"), pursuant to which KKR's business was reorganized under the KKR Group Partnerships. The reorganization involved a contribution of certain equity interests in KKR's businesses that were held by KKR's Predecessor Owners to the KKR Group Partnerships in exchange for 100% of the interests in the KKR Group Partnerships.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        On October 1, 2009, KKR & Co. L.P. and KPE completed a transaction to combine the asset management business of KKR with the assets and liabilities of KPE (the "Combination Transaction" and together with the Reorganization Transactions, the "Transactions"). The Combination Transaction involved the contribution of all of KPE's assets and liabilities to the KKR Group Partnerships in exchange for a 30% interest in the KKR Group Partnerships. The assets and liabilities contributed to the KKR Group Partnerships by KPE included $3.0 billion of limited partner interests in the KPE Investment Partnership, $470.3 million of cash and cash equivalents, and $19.4 million of net other liabilities. The net asset value per unit of KPE on the date of the Transactions was greater than the publicly-traded unit value of KPE on that same date. Due to a variety of reasons, including the fact that the holders of publicly traded units generally hold passive interests with little influence over the operations of a fund and its underlying investments and are not able to redeem their units at net asset value, net asset values of publicly traded closed-end funds are not necessarily correlated to the public market capitalization. The Combination Transaction was negotiated on an arms-length basis with the independent directors of KPE's general partner and unanimously approved by the board of directors of KPE's general partner, acting upon the unanimous recommendation of the independent directors of KPE's general partner. In addition, the Combination Transaction was consented to by holders of a majority of KPE units, excluding any KPE units whose consent rights were controlled by KKR or its affiliates.

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

        Similarly, because the Transactions did not result in a change of control, exchanges involving the various noncontrolling interests were accounted for as equity transactions in accordance with ASC 810-10-45-23. The carrying amount of noncontrolling interests associated with the KPE Investment Partnership was adjusted to zero to reflect the change in ownership interest from that of KPE to that of KKR & Co. L.P. Since KKR retained its controlling financial interest in the KKR business, no gain or loss was recognized in the accompanying consolidated and combined financial statements. This includes the exchange of the KPE Investment Partnership for a 30% economic interest in the KKR Group Partnerships, and the exchange by KKR's other principals and individuals of their ownership interests in various entities included in the accompanying consolidated and combined financial statements before the Transactions for interests in KKR Holdings L.P. ("KKR Holdings"), a Cayman Islands exempted limited partnership. The exchange of the KPE Investment Partnership for a 30% interest in the KKR Group Partnerships is reflected in the consolidated and combined financial statements as a reallocation of equity interests from noncontrolling interests to KKR & Co. L.P. partners' capital. The contribution of ownership interests held by KKR's principals and other individuals is reflected in the consolidated and combined financial statements as a reallocation of equity interests from KKR & Co. L.P. partners' capital to noncontrolling interests held by KKR Holdings.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        Upon completion of the Transactions, KPE changed its name to KKR & Co. (Guernsey) L.P. ("KKR Guernsey") and was traded publicly on Euronext Amsterdam under the symbol "KKR" from October 1, 2009 until it was delisted on July 15, 2010. KKR Guernsey held a 30% economic interest in the KKR Group Partnerships through Group Holdings and the Predecessor Owners retained a 70% economic interest in the KKR Group Partnerships through KKR Holdings.

U.S. Listing

        On July 15, 2010, KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE"). In connection with the NYSE listing, KKR Guernsey contributed its 30% interest held through Group Holdings to KKR & Co. L.P. in exchange for NYSE listed common units and distributed those common units to holders of KKR Guernsey units (referred to hereafter as the "In-Kind Distribution"). Because the assets of KKR Guernsey consisted solely of its interests in Group Holdings, the In-Kind Distribution resulted in the dissolution of KKR Guernsey and the delisting of its units from the Euronext Amsterdam. As of July 15, 2010, KKR & Co. L.P. indirectly controlled the KKR Group Partnerships and indirectly held KKR Group Partnership units representing at that time a 30% economic interest in KKR's business. The remaining 70% of KKR Group Partnership units were held by KKR's principals through KKR Holdings. Over time, the percentage ownership in the KKR Group Partnerships may change as KKR Holdings and/or KKR's principals exchange KKR Group Partnership units for common units of KKR & Co. L.P.

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

        Prior to the Transactions, the following entities and interests were included in the accompanying consolidated and combined financial statements, however, were not contributed to the KKR Group Partnerships as part of the Transactions:

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

        The Retained Interests were not contributed to the KKR Group Partnerships but are reflected in the accompanying consolidated and combined financial statements as noncontrolling interests in consolidated entities due to the fact that the entities in which these noncontrolling interests are held continue to be consolidated subsequent to the Transactions.

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

        To the extent a fund is in a clawback position, KKR will record a benefit to reflect the amounts due from the KKR principals related to the clawback. By recording this benefit, the clawback obligation has been reduced to an amount that represents the obligation of the KKR Group Partnerships. In connection with the Transactions, KKR recorded a receivable of $95,280 on October 1, 2009 with a corresponding increase to equity.

        In addition, historically, KKR consolidated the KPE Investment Partnership in its financial statements and substantially all of the ownership interests were reflected as noncontrolling interests. These noncontrolling interests were removed as these interests were contributed to the KKR Group Partnerships in the Transactions. Subsequent to the Transactions, the KKR Group Partnerships hold 100% of the controlling and economic interests in the KPE Investment Partnership. KKR therefore continues to consolidate the KPE Investment Partnership and its economic interests are no longer reflected as noncontrolling interests in consolidated entities as of October 1, 2009, the effective date of the Transactions.

        Subsequent to the completion of the Transactions, KKR's business is conducted through the KKR Group Partnerships, which own:

  •
  all of the controlling and economic interests in KKR's fee-generating management companies and approximately 98% of the economic interests in KKR's capital markets companies;

  •
  controlling and economic interests in the general partners of KKR's private equity funds and other investment vehicles that are entitled to receive carry; and

  •
  all of the controlling and economic interests in the KPE Investment Partnership.

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR continues to allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned. See Note 2, "Summary of Significant Accounting Policies—Profit

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Sharing Plans". This allocation is made prior to the allocation of carried interest profits between KKR and KKR Holdings.

Consolidation

        The consolidated and combined financial statements (referred to hereafter as the "financial statements") include the accounts of KKR's management and capital markets companies, the general partners of certain unconsolidated co-investment vehicles and the general partners of its private equity, fixed income, and capital solution oriented funds and their respective consolidated funds (the "KKR Funds").

        KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries. KKR Holdings' ownership interest in the KKR Group Partnerships is reflected as noncontrolling interests held by KKR Holdings L.P. in the accompanying consolidated and combined financial statements.

        References in the accompanying consolidated and combined financial statements to KKR's "principals" are to KKR's senior executives and operating consultants who hold interests in KKR's business through KKR Holdings, including Senior Principals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

        The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q. The consolidated and combined financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated and combined financial statements are presented fairly and that estimates made in preparing its consolidated and combined financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements for the year ended December 31, 2009 included in KKR's prospectus dated October 1, 2010 filed with the Securities and Exchange Commission on October 5, 2010.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation

General

        KKR consolidates (i) those entities in which it holds a majority voting interest or has majority ownership and control over significant operating, financial and investing decisions of the entity, including those KKR Funds in which the general partner is presumed to have control, or (ii) entities determined to be variable interest entities ("VIEs") for which it is considered the primary beneficiary.

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

        The KKR Funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments in portfolio companies ("Portfolio Companies"). Rather, KKR reflects their investments in portfolio companies at fair value as described below.

        All intercompany transactions and balances have been eliminated.

Variable Interest Entities

        KKR consolidates all VIEs in which it is considered the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised consolidation rules require an analysis to (a) determine whether an entity in which KKR holds a variable interest is a variable interest entity and (b) whether KKR's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Where KKR has an interest in an entity

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that has qualified for the deferral of the revised consolidation rules as discussed in "Recently Issued Accounting Pronouncements", the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which KKR holds a variable interest is a variable interest entity and (b) whether KKR's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion regularly. In evaluating whether KKR is the primary beneficiary, KKR evaluates its economic interests in the entity held either directly by KKR or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that KKR is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by KKR, affiliates of KKR or third parties) or amendments to the governing documents of the respective KKR Funds could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, KKR assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

        As of September 30, 2010 and December 31, 2009, assets and liabilities recognized in KKR's statements of financial condition and the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest were as follows:

	September 30, 2010	December 31, 2009
Investments, at Fair Value	$28,212	$13,753
Due from Affiliates	839	1,473

Maximum Exposure to Loss	$29,051	$15,226

Due to Affiliates	$1,339	$—

        For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. During the three and nine months ended September 30, 2010 and 2009, KKR did not provide any support other than its obligated amount.

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

        Subsequent to the completion of the Transactions, noncontrolling interests in consolidated entities represent the ownership interests in KKR that are held by:

  (i)
  third-party investors in the KKR Funds;

  (ii)
  a former principal and such person's designees representing an aggregate of 1% of the carried interest received by the general partners of KKR's funds and 1% of KKR's other profits (losses) until a future date;

  (iii)
  certain of KKR's former principals and their designees representing a portion of the carried interest received by the general partners of KKR's private equity funds that was allocated to them with respect to private equity investments made during such former principals' previous tenure with KKR;

  (iv)
  certain of KKR's current and former principals representing all of the capital invested by or on behalf of the general partners of KKR's private equity funds before the completion of the Transactions and any returns thereon; and

  (v)
  a third party in KKR's capital markets business (representing an aggregate of 2% of the capital markets business equity).

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

        The following table presents the calculation of Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings for the three and nine months ended September 30, 2010:

	Three Months Ended, September 30, 2010	Nine Months Ended, September 30, 2010
Net Income (Loss)	$1,354,415	$4,597,782
Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	1,293,373	3,957,319
Plus: Income Taxes attributable to KKR Management Holdings Corp.	13,510	56,486

Total Group Partnerships' Net Income Allocable to Equity Holders	74,552	696,949
Allocation to KKR Holdings	70%	70%

Net Income Attributable to Noncontrolling Interests held by KKR Holdings	$52,186	$487,864

        The following table presents the calculation of Noncontrolling Interests held by KKR Holdings as of September 30, 2010:

Noncontrolling Interests held by KKR Holdings as of January 1, 2010	$3,072,360

Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings	487,864
Other Comprehensive Income(a)	1,216
Capital Contributions(b)	720,784
Capital Distributions(c)	(251,627)

Noncontrolling Interests held by KKR Holdings as of September 30, 2010	$4,030,597

(a)
Represents KKR Holdings' allocable portion of Other Comprehensive Income.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)
Capital Contributions represent non-cash equity contributed from KKR Holdings totaling $717,153 and cash contributions of $3,631 during the nine months ended September 30, 2010.

(c)
Capital Distributions represent cash distributed to KKR Holdings during the nine months ended September 30, 2010.

Fair Value Measurements

        Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). KKR measures and reports its investments and other financial instruments at fair value.

        KKR has categorized and disclosed its assets and liabilities measured and reported at fair value based on the hierarchical levels as defined within GAAP. GAAP establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type and the characteristics specific to the asset or liability. Investments and other financial instruments for which fair value can be measured from quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

        As of September 30, 2010, approximately 70% of the fair value of KKR's private equity investments, which have been categorized as Level III, have been valued by KKR in the absence of readily observable market prices. The determination of fair value may differ materially from the values that would have resulted if a ready market had existed. For these investments, KKR generally uses a market approach and an income (discounted cash flow) approach when determining fair value. Management considers various internal and external factors when applying these approaches, including the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparable securities, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

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

Corporate Credit Investments

        Corporate credit investments that are listed on a securities exchange are valued at their last quoted sales price as of the reporting date. Investments in corporate debt, including syndicated bank loans, high-yield securities and other fixed income securities, are valued at the mean of the "bid" and "asked" prices obtained from third-party pricing services. In the event that third-party pricing service quotations are unavailable, values are obtained from dealers or market makers, and where those values are not available, corporate credit investments are valued by KKR or KKR may engage a third-party valuation firm to assist in such valuations.

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

Securities Sold, Not Yet Purchased

        Whether part of a hedging transaction or a transaction in its own right, securities sold, not yet purchased, or securities sold short, represent obligations of KKR to deliver the specified security at the contracted price, and thereby create a liability to repurchase the security in the market at the prevailing prices. Short selling allows the investor to profit from declines in market prices. The liability for such securities sold short is marked to market based on the current value of the underlying security at the reporting date with changes in fair value recorded as unrealized gains or losses in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. These transactions may

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

involve a market risk in excess of the amount currently reflected in KKR's statements of financial condition.

Due from and Due to Affiliates

        For purposes of classifying amounts, KKR considers its principals and their related entities, nonconsolidated funds and the Portfolio Companies of its funds to be affiliates. Receivables from and payables to affiliates are recorded at their current settlement amount.

Foreign Exchange Derivatives and Hedging Activities

        KKR enters into derivative financial instruments primarily to manage foreign exchange risk and interest rate risk arising from certain assets and liabilities. All derivatives are recognized as either assets or liabilities in the statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.

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

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from contributions from and distributions to owners. In the accompanying financial statements, comprehensive income represents Net Income (Loss), as presented in the statements of operations and net foreign currency translation adjustments.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For the three and nine months ended September 30, 2010 and 2009, fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Transaction Fees	$40,634	$37,419	$129,036	$51,986
Monitoring Fees	30,330	52,943	82,673	102,072
Management Fees	15,499	16,029	47,005	42,885
Incentive Fees	9,555	4,472	30,405	4,472

Total Fee Income	$96,018	$110,863	$289,119	$201,415

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

Monitoring Fees

        Monitoring fees are earned by KKR for services provided to Portfolio Companies and are recognized as services are rendered. These fees are paid based on a fixed periodic schedule by the Portfolio Companies either in advance or in arrears and are separately negotiated for each Portfolio Company. Monitoring fees amounted to $21,399 and $46,946 for the three months ended September 30, 2010 and 2009, respectively and $64,144 and $89,860 for the nine months ended September 30, 2010 and 2009, respectively.

        In connection with the monitoring of Portfolio Companies and certain unconsolidated funds, KKR receives reimbursement for certain expenses incurred on behalf of these entities. Costs incurred in monitoring these entities are classified as general, administrative and other expenses and reimbursements of such costs are classified as monitoring fees. These reimbursements amounted to $8,931 and $5,997 for the three months ended September 30, 2010 and 2009, respectively and $18,529 and $12,212 for the nine months ended September 30, 2010 and 2009, respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management and Incentive Fees

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

Private Equity Funds

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

        For periods prior to the Transactions, in advance of the management service period, KKR had elected to waive the right to earn certain management fees that it would have been entitled to from its private equity funds. The cash that would have been payable was contributed by the funds' investors and was initially included as a component of Cash and Cash Equivalents Held at Consolidated Entities. In lieu of making direct cash capital contributions, these investor contributions were used to satisfy a portion of the capital commitments to which KKR would otherwise have been subject as the general partner of the fund. As a result of the election to waive the fees, KKR was not entitled to any portion of these fees until the fund had achieved positive investment results. Because the ability to earn the waived fees was contingent upon the achievement of positive investment returns by the fund, the recognition of income only occurred when the contingency was satisfied. There were no waived fees for the three and nine months ended September 30, 2010 and $13,001 and $25,501 of waived fees for the three and nine months ended September 30, 2009, respectively.

        KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the management fees earned. As of September 30, 2010, the amount subject to refund for which no liability has been recorded approximates $67.8 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned management fees, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

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

        KKR's management agreement with KFN also provides that KFN is responsible for paying KKR quarterly incentive compensation in an amount equal to the product of (i) 25% of the dollar amount by which: (a) KFN's net income, before incentive compensation, per weighted-average share of KFN's common shares for such quarter, exceeds (b) an amount equal to (A) the weighted-average of the price per share of the common stock of KFN in its August 2004 private placement and the prices per share of the common stock of KFN in its initial public offering and any subsequent offerings by KFN multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate for such quarter, multiplied by (ii) the weighted average number of KFN's common shares outstanding in such quarter. Once earned, there are no clawbacks of incentive fees received from KFN. Incentive fees of $9,555 and $4,472 were recognized for the three months ended September 30, 2010 and 2009, respectively and $30,405 and $4,472 for the nine months ended September 30, 2010 and 2009, respectively. KKR's management agreement with KFN was renewed on January 1, 2010 and will automatically be renewed for successive one-year terms following December 31, 2010 unless the agreement is terminated in accordance with its terms. The management agreement provides that KFN may terminate the agreement only if:

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

        None of the aforementioned events have occurred as of September 30, 2010.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        KKR has also received restricted common shares and common share options from KFN as a component of compensation for management services provided to KFN. The restricted common shares and share options vest ratably over applicable vesting periods and are initially recorded as deferred revenue at their estimated fair values at the date of grant. Subsequently, KKR re-measures the restricted common shares and share options to the extent that they are unvested, with a corresponding adjustment to deferred revenue. Income from restricted common shares is recognized ratably over the vesting period as a component of fee income and amounted to $1,942 and $2,254 for the three months ended September 30, 2010 and 2009, respectively and $4,438 and $2,219 for the nine months ended September 30, 2010 and 2009, respectively.

        Vested share options received as a component of compensation for management services meet the characteristics of derivative investments. Vested share options are recorded at estimated fair value with changes in fair value recognized in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. Both vested and unvested common share options are valued using a Black-Scholes pricing model as of the end of each period.

        Vested common shares that are received as a component of compensation for management services are carried as trading securities, and are recorded at estimated fair value with changes in fair value recognized in Net Gains (Losses) from Investment Activities in the accompanying statements of operations.

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

        Effective November 1, 2008 through November 30, 2009, KKR elected to reduce the incentive fee it was entitled to an annual incentive fee from all investors equal to 15% of the increase in the net asset value of the individual fund above the highest net asset value at which an incentive fee has previously been received, and subject to an 8% preferred return that is retroactive to the date of original investment. Effective December 1, 2009, KKR has waived its right to any future incentive fees. No incentive fees were recognized for the three and nine months ended September 30, 2010 and 2009.

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

Structured Finance Vehicles

        KKR's management agreements for its structured finance vehicles provide for senior collateral management fees and subordinate collateral management fees. Senior collateral management fees are determined based on an annual rate of 0.15% of collateral and subordinate collateral management fees are determined based on an annual rate of 0.35% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. KKR has the right to waive all or any portion of any collateral management fee. As of September 30, 2010, KKR has permanently waived $94.4 million of collateral management fees. KKR generally waives the collateral

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management fees for the majority of its structured finance vehicles; however, KKR may cease waiving collateral management fees at its discretion. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.

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

        Carried interests entitle the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interests are included as investment income in Net Gains (Losses) from Investment Activities and are earned by the general partner of those funds to the extent that cumulative investment returns are positive. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reduced and reflected as investment losses. Carried interest is recognized based on the contractual formula set forth in the instruments governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR's private equity funds, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. Carried interest recognized amounted to approximately $237.9 million and $492.6 million for the three months ended September 30, 2010 and 2009, respectively and $790.6 million and $687.1 million for the nine months ended September 30, 2010 and 2009,

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively. The amount of carried interest earned during the three and nine months ended September 30, 2010 for those funds eligible to receive carry distributions amounted to $218.6 million and $699.5 million, respectively, of which 40% is allocable to a carry pool (a profit sharing arrangement discussed further below) with the remaining 60% allocated to KKR and KKR Holdings based on their ownership percentages.

        The instruments governing KKR's private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund.

Clawback Provision

        Under a "clawback" provision, upon the liquidation of a private equity fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. As of September 30, 2010, the amount of carried interest KKR principals have received, that is subject to this clawback provision was $686.8 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their September 30, 2010 fair values, the clawback obligation would have been $61.5 million, of which $55.9 million is Due from Affiliates and $5.6 million is due from noncontrolling interest holders.

        Prior to the Transactions, certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of certain private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the Transactions require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. Accordingly, at September 30, 2010, KKR has recorded a receivable of $55.9 million within Due from Affiliates on the statement of financial condition for the amount of the clawback obligation required to be funded by KKR principals. See Note 13 "Commitments and Contingencies."

        Carry distributions arising subsequent to the Transactions are allocated to KKR, KKR Holdings and to carry pool participants in accordance with the terms of the instruments governing the KKR Group Partnerships. Any clawback obligations relating to carry distributions subsequent to the Transactions are the responsibility of the KKR Group Partnerships and carry pool participants.

Net Loss Sharing Provision

        The instruments governing certain of KKR's private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the "net loss sharing provisions," certain of KKR's private equity funds allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of September 30, 2010, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $1,084.5 million as of September 30, 2010. See Note 13 "Commitments and Contingencies." Unlike the "clawback" provisions, KKR will be responsible for amounts due under net loss sharing arrangements and will indemnify its principals for personal guarantees that they have provided with respect to such amounts.

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

Dividend Income

        Dividend income is recognized by KKR on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. Dividends earned by the consolidated KKR Funds for the three months ended September 30, 2010 and 2009 amounted to $217,647 and $100,994, respectively, and $805,953 and $178,107 for the nine months ended September 30, 2010 and 2009, respectively.

Interest Income

        Interest income is recognized as earned. Interest income earned by the consolidated KKR Funds amounted to $58,624 and $36,972 for the three months ended September 30, 2010 and 2009, respectively, and $159,009 and $93,365 for the nine months ended September 30, 2010 and 2009, respectively.

Employee Compensation and Benefits

        Employee compensation and benefits expense includes salaries, bonuses, equity-based compensation and profit sharing plans as described below.

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

        Subsequent to the Transactions, with respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and operating consultants a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general and administrative expense for operating consultants. For the three and nine months ended September 30, 2010, $91.2 million and $286.6 million, respectively was charged to the statements of operations.

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

Foreign Currency

        Foreign currency denominated assets and liabilities are primarily held through the KKR Funds. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the three and nine months ended September 30, 2010 and 2009.

Income Taxes

        Prior to the completion of the Transactions, KKR's predecessors operated as a partnership or limited liability company for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represented obligations of the KKR principals and have not been reflected in the historical financial statements. Income taxes shown on the statements of operations prior to the Transactions are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

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

Earnings Per Common Unit

        Basic and diluted earnings per common unit are calculated by dividing Net Income (Loss) attributable to KKR & Co. L.P. by the weighted-average number of common units outstanding during the period. Diluted earnings per common unit exclude KKR Holdings units which are exchangeable on a one-for-one basis into common units of KKR & Co. L.P. The KKR Holdings units are excluded from the diluted calculation given that the exchange of these units would proportionally increase KKR & Co. L.P.'s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange. Prior to the Transactions, KKR's business was conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its Predecessor Owners. There was no single capital structure upon which to calculate historical earnings per common unit information. Accordingly, earnings per common unit information has not been presented for periods prior to the Transactions.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES

        Net Gains (Losses) from Investment Activities in the statements of operations consist primarily of the realized and unrealized gains and losses on investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period. The following table summarizes KKR's total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Realized Gains (Losses)	Net Unrealized Gains (Losses)	Realized Gains (Losses)	Net Unrealized Gains (Losses)	Realized Gains (Losses)	Net Unrealized Gains (Losses)	Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity Investments(a)	$931,012	$731,048	$89,474	$3,898,637	$1,455,359	$3,124,626	$(378,704)	$5,893,784
Other Investments(a)	22,083	47,160	20,452	175,161	71,684	2,077	(46,068)	375,799
Foreign Exchange Contracts(b)	(623)	(265,539)	(1,913)	(141,527)	(17,916)	171,513	4,889	(299,241)
Foreign Exchange Option(b)	—	(3,871)	—	(4,486)	—	(8,676)	8,788	(28,652)
Call Options Written(b)	123	(116)	(21)	(22)	112	25	(21)	(22)
Securities Sold Short(b)	(612)	(8,324)	(4,951)	(7,219)	(12,182)	1,361	(6,199)	(6,963)
Other Derivative Liabilities(b)	—	—	(1,583)	4,536	(2,115)	2,115	(8,029)	13,471
Contingent Carried Interest Repayment Guarantee(c)	—	—	—	—	—	(21,138)	—	—
Debt Obligations(d)	—	(3,917)	14,950	2,598	—	2,343	19,761	(11,082)
Foreign Exchange Losses on Cash and Cash Equivalents held at Consolidated Entities(e)	—	1,700	3,251	—	(1,022)	79	13,957	—

Total Net Gains (Losses) from Investment Activities	$951,983	$498,141	$119,659	$3,927,678	$1,493,920	$3,274,325	$(391,626)	$5,937,094

(a)
See Note 4 "Investments".

(b)
See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities".

(c)
See Note 13 "Commitments and Contingencies".

(d)
See Note 8 "Debt Obligations".

(e)
See Statement of Cash Flows Supplemental Disclosures.

4. INVESTMENTS

        Investments, at Fair Value consist of the following:

	Fair Value
	September 30, 2010	December 31, 2009
Private Equity Investments	$31,727,902	$27,950,840
Other Investments	1,392,894	1,022,103

	$33,120,796	$28,972,943

        As of September 30, 2010 and December 31, 2009, Investments, at fair value totaling $5,589,695 and $5,632,235 respectively, were pledged as collateral against various financing arrangements. See Note 8 "Debt Obligations."

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

4. INVESTMENTS (Continued)

Private Equity Investments

        The following table presents KKR's private equity investments at fair value. The classifications of the private equity investments are based on its primary business and the domiciled location of the business.

	Fair Value		Fair Value as a Percentage of Total
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Private Equity Investments, at Fair Value
North America
Retail	$5,455,807	$4,567,691	17.2%	16.3%
Healthcare	4,398,584	3,609,996	13.9%	12.9%
Financial Services	2,628,864	2,579,309	8.3%	9.2%
Media	1,210,654	1,256,363	3.8%	4.5%
Technology	899,599	1,876,567	2.8%	6.7%
Energy	829,721	1,305,580	2.6%	4.7%
Education	710,766	683,070	2.2%	2.4%
Consumer Products	684,884	720,915	2.2%	2.6%
Chemicals	341,058	251,059	1.1%	0.9%
Hotels/Leisure	6,232	6,232	0.0%	0.0%

North America Total (Cost: September 30, 2010, $15,128,636; December 31, 2009, $16,340,262)	17,166,169	16,856,782	54.1%	60.2%

Europe
Healthcare	2,580,882	1,953,069	8.1%	7.0%
Manufacturing	2,367,423	2,199,457	7.5%	7.9%
Technology	1,261,735	912,829	4.0%	3.3%
Telecom	982,557	1,031,706	3.1%	3.7%
Retail	965,376	219,089	3.0%	0.8%
Media	378,169	185,957	1.2%	0.7%
Services	271,317	—	0.9%	0.0%
Consumer Products	254,320	—	0.8%	0.0%
Recycling	218,349	224,822	0.7%	0.8%
Transportation	50,366	158,655	0.2%	0.6%

Europe Total (Cost: September 30, 2010, $11,549,469; December 31, 2009, $10,081,881)	9,330,494	6,885,584	29.4%	24.8%

Australia, Asia and Other Locations
Technology	2,676,314	2,431,647	8.4%	8.6%
Consumer Products	828,891	653,631	2.6%	2.3%
Media	520,989	423,742	1.6%	1.5%
Telecom	258,778	248,513	0.8%	0.9%
Services	253,424	—	0.8%	0.0%
Financial Services	250,987	273,876	0.8%	1.0%
Manufacturing	224,122	128,965	0.7%	0.5%
Recycling	94,100	48,100	0.3%	0.2%
Retail	82,594	—	0.3%	0.0%
Energy	41,040	—	0.1%	0.0%

Australia, Asia and Other Locations, Total (Cost: September 30, 2010, $3,725,862; December 31, 2009, $3,329,389)	5,231,239	4,208,474	16.5%	15.0%

Private Equity Investments, at Fair Value (Cost: September 30, 2010, $30,403,967; December 31, 2009, $29,751,532)	$31,727,902	$27,950,840	100.0%	100.0%

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

4. INVESTMENTS (Continued)

        As of September 30, 2010, private equity investments which represented greater than 5% of the net assets of consolidated private equity funds included: (i) Dollar General valued at $3,593,416; (ii) HCA Inc. valued at $2,758,355; and (iii) Alliance Boots valued at $2,288,845.

        As of December 31, 2009, private equity investments which represented greater than 5% of the net assets of consolidated private equity funds included: (i) Dollar General valued at $3,048,526; (ii) HCA Inc. valued at $2,128,535; (iii) Alliance Boots valued at $1,953,069; (iv) First Data valued at $1,476,459; and (v) Legrand S.A valued at $1,418,145.

        The majority of the securities underlying KKR's private equity investments represent equity securities. As of September 30, 2010 and December 31, 2009, the aggregate amount of investments that were other than equity securities amounted to $2,143,598 and $2,814,030, respectively.

Other Investments

        The following table presents KKR's other investments at fair value:

	Fair Value
	September 30, 2010	December 31, 2009
Corporate Credit Investments(a)	$1,254,224	$877,830
Equity Securities(b)	56,879	76,808
Other	81,791	67,465

Total Other Investments (Cost: September 30, 2010, $1,294,414; December 31, 2009, $931,955)	$1,392,894	$1,022,103

(a)
Represents corporate high yield securities and loans classified as trading securities. Net unrealized trading gains (losses) relating to these investments amounted to $99,598 and $78,479 as of September 30, 2010 and December 31, 2009, respectively.

(b)
Net unrealized trading gains (losses) relating to these investments amounted to $517 and $10,028 as of September 30, 2010 and December 31, 2009, respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

        The following tables summarize the valuation of KKR's investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 "Summary of Significant Accounting Policies" as of September 30, 2010 and December 31, 2009.

        Assets, at fair value:

	September 30, 2010
	Level I	Level II	Level III	Total
Private Equity Investments	$7,570,378	$1,997,706	$22,159,818	$31,727,902
Other Investments	76,130	766,271	550,493	1,392,894

Total Investments	7,646,508	2,763,977	22,710,311	33,120,796
Foreign Exchange Forward Contracts	—	46,340	—	46,340
Foreign Currency Options	—	4,379	—	4,379

Total Assets	$7,646,508	$2,814,696	$22,710,311	$33,171,515

	December 31, 2009
	Level I	Level II	Level III	Total
Private Equity Investments	$6,476,849	$2,149,030	$19,324,961	$27,950,840
Other Investments	75,216	854,812	92,075	1,022,103

Total Investments	6,552,065	3,003,842	19,417,036	28,972,943
Foreign Currency Options	—	13,055	—	13,055

Total Assets	$6,552,065	$3,016,897	$19,417,036	$28,985,998

        Liabilities, at fair value:

	September 30, 2010
	Level I	Level II	Level III	Total
Securities Sold, Not Yet Purchased	$67,130	$1,984	$—	$69,114
Call Options	34	—	—	34

Total Liabilities	$67,164	$1,984	$—	$69,148

	December 31, 2009
	Level I	Level II	Level III	Total
Securities Sold, Not Yet Purchased	$82,888	$865	$—	$83,753
Foreign Exchange Contracts	—	125,173	—	125,173
Interest Rate Swap	—	2,115	—	2,115
Call Options	80	—	—	80

Total Liabilities	$82,968	$128,153	$—	$211,121

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes KKR's Level III investments and other financial instruments by valuation methodology as of September 30, 2010:

	September 30, 2010
	Private Equity Investments	Other Investments	Total Level III Holdings
Third-Party Fund Managers	0.0%	0.4%	0.4%
Public/Private Company Comparables and Discounted Cash Flows	97.6%	2.0%	99.6%

Total	97.6%	2.4%	100.0%

        The changes in private equity investments and other investments measured and reported at fair value for which KKR has used Level III inputs to determine fair value for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30, 2010
	Private Equity Investments	Other Investments
Balance, Beginning of Period	$22,235,407	$443,440
Transfers In	—	—
Transfers Out	(588,825)	—
Purchases	460,123	122,438
Sales	(1,137,334)	(20,806)
Net Realized Gains (Losses)	850,854	926
Net Unrealized Gains (Losses)	339,593	4,495

Balance, End of Period	$22,159,818	$550,493

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$1,338,729	$5,446

The Transfers Out noted in the table above are attributable to a private equity investment in a portfolio company that completed its initial public offering during the period.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

	Three Months Ended September 30, 2009
	Private Equity	Other
Balance, Beginning of Period	$17,922,182	$211,569
Transfers In	—	—
Transfers Out	(1,142,963)	—
Purchases	697,900	2,728
Sales	(139,343)	—
Net Realized Gains (Losses)	89,474	—
Net Unrealized Gains (Losses)	2,780,863	63,178

Balance, End of Period	$20,208,113	$277,475

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$2,214,518	$63,178

The Transfers Out noted in the table above are attributable to a private equity investment in a portfolio company that completed its initial public offering during the period.

	Nine Months Ended September 30, 2010
	Private Equity	Other
Balance, Beginning of Period	$19,324,961	$92,075
Transfers In	—	182,576
Transfers Out	(588,825)	—
Purchases	2,209,485	278,534
Sales	(1,837,334)	(41,027)
Net Realized Gains (Losses)	727,978	5,430
Net Unrealized Gains (Losses)	2,323,553	32,905

Balance, End of Period	$22,159,818	$550,493

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$2,072,552	$36,882

The Transfers Out noted in the table above are attributable to a private equity investment in a portfolio company that completed its initial public offering during the period. The Transfers In noted in the table above are principally attributable to certain corporate high yield securities and loans that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

	Nine Months Ended September 30, 2009
	Private Equity	Other
Balance, Beginning of Period	$16,156,627	$162,857
Transfers In	500,500	—
Transfers Out	(1,142,963)	—
Purchases	1,080,689	19,147
Sales	(339,743)	(16,720)
Net Realized Gains (Losses)	(379,028)	(26,472)
Net Unrealized Gains (Losses)	4,332,031	138,663

Balance, End of Period	$20,208,113	$277,475

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$3,291,239	$115,591

The Transfers Out noted in the table above are attributable to a private equity investment in a portfolio company that completed its initial public offering during the period.

        Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. There were no significant transfers between Level I and Level II during the three and nine months ended September 30, 2010 or 2009.

        The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, due from affiliates, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. KKR's debt obligations except for KKR's Senior Notes (See Note 8) bear interest at floating rates and therefore fair value approximates carrying value.

6. EARNINGS PER COMMON UNIT

        Basic and diluted earnings per common unit are calculated by dividing Net Income (Loss) Attributable to KKR & Co. L.P. by the total weighted-average number of common units outstanding during the period. For the three and nine months ended September 30, 2010, 478,105,194 of KKR Holdings units have been excluded from the calculation of diluted earnings per common unit given that the exchange of these units would proportionally increase KKR & Co. L.P.'s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange. For the three and nine

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

6. EARNINGS PER COMMON UNIT (Continued)

months ended September 30, 2010, basic and diluted earnings per common unit were calculated as follows:

	Basic and Diluted
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net Income (Loss) Attributable to KKR & Co. L.P.	$8,856	$152,599
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit	$0.04	$0.74
Total Weighted-Average Common Units Outstanding	204,902,226	204,902,226

        Prior to the Transactions, KKR's business was conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its Predecessor Owners. There was no single capital structure upon which to calculate historical earnings per common unit information. Accordingly, earnings per common unit information has not been presented for periods prior to the Transactions.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Other assets consist of the following:

	September 30, 2010	December 31, 2009
Interest Receivable	$67,591	$54,974
Fixed Assets, net(a)	49,868	50,971
Unrealized Gains on Foreign Exchange Forward Contracts(b)	46,340	—
Intangible Asset, net(c)	29,046	31,888
Deferred Tax Assets	14,789	24,616
Prepaid Expenses	10,236	5,573
Deferred Financing Costs	9,835	10,954
Foreign Currency Options(d)	4,379	13,055
Unsettled Investment Trades(e)	1,316	7,733
Other	29,721	23,288

	$263,121	$223,052

(a)
Net of accumulated depreciation and amortization of $69,597 and $60,170 as of September 30, 2010 and December 31, 2009, respectively. Depreciation and amortization expense totaled $2,674 and $2,297 for the three months ended September 30, 2010 and 2009, respectively and $8,874 and $6,608 for the nine months ended September 30, 2010 and 2009, respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

(b)
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

(c)
Net of accumulated amortization of $8,840 and $5,999 as of September 30, 2010 and December 31, 2009, respectively. Amortization expense totaled $947 for the three months ended September 30, 2010 and 2009 and $2,841 for the nine months ended September 30, 2010 and 2009.

(d)
Represents a hedging instrument used to manage foreign exchange risk. The instrument is measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with this instrument. The cost basis for this instrument at September 30, 2010 and December 31, 2009 was $10,741.

(e)
Represents amounts due from third parties for investments sold for which cash has not been received.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

        Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2010	December 31, 2009
Amounts Payable to Carry Pool(a)	$402,680	$200,918
Accrued Compensation and Benefits	82,762	8,094
Interest Payable	78,417	114,807
Securities Sold, Not Yet Purchased(b)	69,114	83,753
Deferred Tax Liabilities	56,187	67,243
Accounts Payable and Accrued Expenses	29,839	69,964
Unsettled Investment Trades(c)	26,765	14,149
Taxes Payable	23,075	17,059
Deferred Revenue	2,785	3,535
Unrealized Losses on Foreign Exchange Forward Contracts(d)	—	125,173
Derivative Liabilities(e)	—	2,115
Other	20,452	4,894

	$792,076	$711,704

(a)
Represents the amount of carried interest payable to KKR's principals, other professionals and selected other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest. See Note 2 "Significant Accounting Policies—Profit Sharing Plans".

(b)
Represents securities sold short, which are obligations of KKR to deliver a specified security at a contracted price at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost basis for these instruments at September 30, 2010 and December 31, 2009 was $63,350 and $76,628, respectively.

(c)
Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(d)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated private equity investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. The fair value of these instruments as of September 30, 2010 was an unrealized gain of $46,340 and was reported in Other Assets. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

(e)
Represents derivative financial instruments used to manage interest rate risk arising from certain assets and liabilities. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. As of September 30, 2010, there were no such derivative financial instruments outstanding. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

8. DEBT OBLIGATIONS

        Debt obligations consist of the following:

	September 30, 2010	December 31, 2009
Investment Financing Arrangements	$978,588	$1,326,488
Senior Notes	497,920	—
Revolving Credit Agreements	261,868	733,697

	$1,738,376	$2,060,185

Investment Financing Agreements:

        Certain of KKR's private equity fund investment vehicles have entered into financing arrangements with major financial institutions in connection with specific private equity investments with the objective of enhancing returns. These financing arrangements are not direct obligations of the general partners of KKR's private equity funds or its management companies. As of September 30, 2010, KKR had made $1,887.1 million in these specific private equity investments of which $978.6 million was funded using these financing arrangements. Total availability under these financing arrangements amounted to $979.4 million as of September 30, 2010.

        Of the $978.6 million of financing, $796.4 million was structured through the use of total return swaps which effectively convert third party capital contributions into borrowings of KKR. $171.4 million of the total return swaps mature in May 2011 with the remainder maturing in February 2015. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral up to the amount borrowed plus accrued interest, under the terms of these financing arrangements. The per annum rates of interest payable for the financings range from three- month LIBOR plus 1.35% to three-month LIBOR plus 1.75% (rates ranging from 1.8% to 2.2% as of September 30, 2010).

        The remaining $182.2 million of financing was structured through the use of a syndicated term and a revolving credit facility (the "Term Facility") that matures in August 2014. The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest is the greater of the 5-Year interest rate swap rate plus 1.75% or 4.65% for periods from March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity the interest rate is equal to one year LIBOR plus 1.75%. The interest rate at September 30, 2010 on the borrowings outstanding was 4.65%.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

8. DEBT OBLIGATIONS (Continued)

Senior Notes:

        On September 29, 2010, KKR Group Finance Co. LLC (the "Issuer"), a subsidiary of KKR Management Holdings Corp. and indirect subsidiary of the Partnership, issued $500 million aggregate principal amount of 6.375% Senior Notes (the "Senior Notes"), which were issued at a price of 99.584%. The Senior Notes are unsecured and unsubordinated obligations of the Issuer and will mature on September 29, 2020, unless earlier redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.

        The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semiannually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the Senior Notes was $0.1 million for the three months ended September 30, 2010. Transaction costs related to the issuance of the Senior Notes have been capitalized and are being amortized over the life of the Senior Notes. As of September 30, 2010, the fair value of the Senior Notes was $508.4 million.

        The indenture, as supplemented by a first supplemental indenture, relating to the Senior Notes includes covenants, including limitations on the Issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Senior Notes may declare the Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Senior Notes and any accrued and unpaid interest on the Senior Notes automatically becomes due and payable. All or a portion of the Senior Notes may be redeemed at the Issuer's option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Senior Notes. If a change of control repurchase event occurs, the Senior Notes are subject to repurchase by the Issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the Senior Notes repurchased plus any accrued and unpaid interest on the Senior Notes repurchased to, but not including, the date of repurchase.

KKR Revolving Credit Agreements:

Corporate Credit Agreement

        On February 26, 2008, KKR entered into a credit agreement with a major financial institution (the "Corporate Credit Agreement"). The Corporate Credit Agreement provides for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. The facility has a term of five years that expires on February 26, 2013. As of September 30, 2010, $98.0 million was outstanding under the Corporate Credit Agreement and the interest rate on such borrowings was approximately 1.0%. During October 2010, KKR repaid all amounts outstanding on the Corporate Credit Agreement.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

8. DEBT OBLIGATIONS (Continued)

KCM Credit Agreement

        On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the "KCM Credit Agreement"). The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. In March 2009, the KCM Credit Agreement was amended to reduce the amounts available on revolving borrowings from $700 million to $500 million. As a result of this amendment, the counterparty returned approximately $1.6 million in financing costs. As of September 30, 2010, no borrowings were outstanding under the KCM Credit Agreement.

Principal Credit Agreement

        In June 2007, the KPE Investment Partnership entered into a five-year revolving credit agreement with a syndicate of lenders (the "Principal Credit Agreement"). The Principal Credit Agreement provides for up to $925.0 million of senior secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. In September 2009, a wholly owned subsidiary of KKR assumed $65.0 million of commitments on the Principal Credit Agreement from one of the counterparties to the agreement, which has effectively reduced KKR's availability under the Principal Credit Agreement on a consolidated basis to $860.0 million.

        As of September 30, 2010, the interest rates on borrowings under the Principal Credit Agreement ranged from 1.2% to 1.3%. As of September 30, 2010, KKR had $163.9 million of borrowings outstanding. Foreign currency adjustments related to these borrowings during the period are recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for foreign currency adjustments related to these borrowings. During October 2010, KKR repaid $56.1 million of borrowings outstanding under the Principal Credit Agreement.

	September 30, 2010	December 31, 2009
Notional borrowings under the KPE Credit Agreement	$171,448	$713,934
Foreign currency adjustments:
Less: Unrealized gain related to borrowings denominated in British pounds sterling	7,580	5,237

Total	$163,868	$708,697

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

        KKR's effective rate was 1.19% and 0.10% for the three months ended September 30, 2010 and 2009, respectively and 1.31% and 0.10% for the nine months ended September 30, 2010 and 2009, respectively. KKR's income tax provision was $16,263 and $4,115 for the three months ended September 30, 2010 and 2009 respectively and $60,998 and $5,805 for the nine months ended September 30, 2010 and 2009, respectively.

        The effective rate differs from the statutory rate for the three and nine months ended September 30, 2010 and 2009, respectively, substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other partnership subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of the compensation charges attributable to KKR are not deductible for tax purposes.

        During the three month period ending September 30, 2010, there were no material changes in uncertain tax positions. KKR believes that there will not be a significant increase or decrease to the reserve for uncertain tax positions within 12 months of the reporting date.

10. EQUITY-BASED COMPENSATION

        Upon completion of the Transactions, KKR principals and certain operating consultants received grants of KKR Holdings units which are exchangeable for KKR Group Partnership units. As of September 30, 2010, KKR Holdings owns 70%, or 478,105,194, of the outstanding KKR Group Partnership Units. These grants were issued as part of the Reorganization Transactions as well as to promote broad ownership of our firm among our personnel and further align their interests with those of investors. We believe that grants to our principals and certain operating consultants provide an additional means for allowing us to incentivize, motivate and retain qualified professionals that will help us continue to grow our business over the long term. These units are subject to minimum retained ownership requirements and transfer restrictions, and allow for the ability to exchange into units of KKR & Co. L.P. on a one-for-one basis.

        Except for any units that vested on the date of grant, units are subject to service based vesting over a five-year period. The transfer restriction period will last for a minimum of (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, these individuals will also be subject to minimum retained ownership rules requiring them to continuously hold at least 25% of their vested interests. Upon separation from KKR, certain unit holders will be subject to the terms of a non-compete agreement that may require the forfeiture of certain vested and unvested units should the terms of the non-compete be violated. Holders of KKR Group Partnership Units held through KKR Holdings are not entitled to participate in distributions made on KKR Group Partnership Units until such units are vested.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY-BASED COMPENSATION (Continued)

        All of the 478,105,194 KKR Holdings units have been legally allocated, but the allocation of 35,777,179 of these units has not been communicated to each respective principal. The units whose allocation has not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the managing members. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its employees. It is anticipated that additional service based vesting conditions will be imposed at the time the allocation is initially communicated to the respective employees. KKR applied the guidance of ASC 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the managing members in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated.

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

        Compensation expense on unvested units is calculated based on the fair value of a unit (determined using the latest available closing price of KKR's publicly traded units) at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which ranges from 1% to 32%, multiplied by the number of unvested units on the grant date. Additionally, the calculation of compensation expense on unvested units assumes a forfeiture rate of up to 3% annually based upon expected turnover by employee class. For the three and nine months ended September 30, 2010, KKR recorded compensation expense of $152.2 million and $473.1 million respectively, in relation to equity based awards of KKR Group Partnership Units held through KKR Holdings to principals. As of September 30, 2010 there was approximately $555.0 million of estimated unrecognized compensation expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 1.3 years, using the graded attribution method, which treats each vesting portion as a separate award.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY-BASED COMPENSATION (Continued)

        General, administrative and other expense recognized on unvested units is calculated based on the fair value of a unit (determined using the latest available closing price of KKR's units) on each reporting date and subsequently adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of these units will not be finalized until each vesting date. Additionally, the calculation of the general administrative and other expense assumes a forfeiture rate of up to 3% annually based upon expected turnover by class of operating consultant. For the three and nine months ended September 30, 2010, KKR recorded general, administrative and other expense of $29.6 million and $74.8 million respectively in relation to equity based awards of KKR Group Partnership Units held through KKR Holdings to operating consultants. As of September 30, 2010, there was approximately $85.1 million of estimated unrecognized general, administrative and other expense related to unvested awards based on the total fair value of the unvested units on that date. Future general, administrative and other charges are expected to be recognized over a weighted-average period of 1.4 years, using the graded attribution method, which treats each vesting portion as a separate award.

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

        A summary of the status of KKR's equity based awards granted to KKR principals and operating consultants from January 1, 2010 through September 30, 2010 are presented below:

	KKR Principals		Operating Consultants
Unvested Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	149,574,399	$7.87	18,298,202	$7.92
Granted	4,190,600	$8.49	1,270,000	$8.34
Vested	(6,477,361)	$9.24	(1,006,106)	$9.24
Forfeited	(3,474,544)	$8.11	(1,756,911)	$8.02

Balance, September 30, 2010	143,813,094	$8.05	16,805,185	$8.11

	Principal Awards	Operating Consultant Awards
Weighted average remaining vesting period (in years) over which unvested units are expected to vest	1.9	1.8

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY-BASED COMPENSATION (Continued)

        The following table summarizes the vesting tranches for principals and operating consultants:

Vesting Date	Principal Units	Operating Consultant Units
October 1, 2010	32,453,848	3,845,718
April 1, 2011	3,689,242	971,289
October 1, 2011	26,969,500	2,951,578
April 1, 2012	845,542	110,031
October 1, 2012	26,389,181	2,882,209
April 1, 2013	310,327	100,000
October 1, 2013	26,272,907	2,872,180
April 1, 2014	304,820	100,000
October 1, 2014	26,272,907	2,872,180
April 1, 2015	304,820	100,000

	143,813,094	16,805,185

        Restricted Equity Units—Upon completion of the Transactions, grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel. These will be funded by KKR Holdings and will not dilute KKR's interests in the KKR Group Partnerships. The vesting of these equity units occurs in installments over three to five years from the date of grant and was contingent on, among other things, KKR's units becoming listed and traded on the NYSE or another U.S. exchange. On July 15, 2010, KKR & Co. L.P. completed its listing on the NYSE. This event satisfied the contingency described above and accordingly, KKR recorded compensation expense of $34.0 million and general, administrative and other expense of $17.1 million during the quarter ended June 30, 2010 in relation to these awards. This reflected the cumulative vesting of the units from the grant date to June 30, 2010. For the three months ended September 30, 2010 KKR recorded compensation expense of $1.3 million and general, administrative and other expense of $7.9 million in relation to the restricted equity awards.

        As of September 30, 2010, there was approximately $22.7 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.0 years, using the graded attribution method, which treats each vesting portion as a separate award.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY-BASED COMPENSATION (Continued)

        A summary of the status of KKR's restricted equity awards granted to KKR professionals, support staff, and other personnel from January 1, 2010 through September 30, 2010 are presented below:

	Restricted Equity Units
Unvested Units	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	8,559,679	$9.35
Granted	280,500	$10.71
Vested	(2,853,074)	$9.35
Forfeited	(238,480)	$9.35

Balance, September 30, 2010	5,748,625	$9.42

        Discretionary Compensation and Discretionary Allocations—Certain KKR principals who hold KKR Group Partnership Units through KKR Holdings units are expected to be allocated, on a discretionary basis, distributions on KKR Group Partnership units received by KKR Holdings. These discretionary amounts, which are expected to be determined each annual period, entitle the principal to receive amounts in excess of their vested equity interests. Because unvested units do not have distribution participation rights, any amounts allocated in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges have been recorded based on the estimates of amounts expected to be paid. Compensation charges relating to this discretionary allocation amounted to $47.4 million and $109.0 million for the three and nine months ended September 30, 2010 respectively.

KKR & Co. L.P. 2010 Equity Incentive Plan

        Under the KKR & Co. L.P. 2010 Equity Incentive Plan (the "Equity Incentive Plan"), KKR is permitted to grant to employees, the directors of the Managing Partner, operating consultants and senior advisors non-qualified unit options, unit appreciation rights, restricted common units, deferred restricted common units, phantom restricted common units and other awards representing KKR & Co. L.P. common units. The issuance of common units pursuant to awards under the Equity Incentive Plan would dilute common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships. The total number of our common units that may initially be issued under our Equity Incentive Plans is equivalent to 15% of the number of fully diluted common units outstanding. As of September 30, 2010, no KKR & Co. L.P. common units have been issued under the Equity Incentive Plan. On October 1, 2010, 30,000 restricted equity units were issued under the Equity Incentive Plan.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

11. RELATED PARTY TRANSACTIONS

        Due from and to Affiliates consists of:

	September 30, 2010	December 31, 2009
Due from Principals(a)	$55,937	$77,075
Due from Related Entities	26,231	20,778
Due from Portfolio Companies	25,918	18,067
Due from Unconsolidated Funds	20,947	8,068

	$129,033	$123,988

	September 30, 2010	December 31, 2009
Due to Unconsolidated Funds	$1,339	$—
Due to KKR Holdings, L.P.(b)	—	87,741

	$1,339	$87,741

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

KKR Financial Holdings LLC ("KFN")

        KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol "KFN." KFN is managed by KKR but is not under the common control of the Senior Principals or otherwise consolidated by KKR as control is maintained by third-party investors. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of September 30, 2010 and December 31, 2009, KFN had consolidated assets of $8.2 billion and $10.3 billion, respectively, and shareholders' equity of $1.4 billion and $1.2 billion, respectively. Shares of KFN held by KKR are accounted for as trading securities (see Note 2, "Summary of Significant Accounting Policies—Management and Incentive fees") and represented less than 1% of KFN's outstanding shares as of September 30, 2010 and December 31, 2009. If KKR were to exercise

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

all of its outstanding vested options, KKR's ownership interest in KFN would be less than 1% of KFN's outstanding shares as of September 30, 2010 and December 31, 2009.

Discretionary Investments

        Certain of KKR's investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with its private equity funds. Side-by-side investments are investments in Portfolio Companies that are made on the same terms and conditions as those acquired by the applicable fund, except that the side-by-side investments are not subject to management fees or a carried interest. The cash invested by these individuals aggregated $4.1 million and $24.7 million for the three months ended September 30, 2010 and 2009, respectively, and $39.7 million and $36.5 million for the nine months ended September 30, 2010 and 2009, respectively. These investments are not included in the accompanying financial statements.

Aircraft and Other Services

        Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $2.1 million and $0.9 million for the use of these aircraft for the three months ended September 30, 2010 and 2009, respectively, and $4.3 million and $5.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Facilities

        Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $1.6 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively and $4.8 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively.

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

FRE

        FRE is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of expenses of consolidated funds; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non-recurring items.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        KKR's reportable segments are presented prior to giving effect to the allocation of income (loss) between KKR and KKR Holdings and as such represents KKR's business in total. For the three and nine months ended September 30, 2010, KKR's allocable portion of FRE and ENI would be calculated as approximately 30% of the amounts presented less applicable income taxes. In connection with the Transactions, KKR changed the format of its segment financial information in order to: (i) properly reflect the economic arrangements resulting from the Transactions, and (ii) provide more detail regarding fees and investment income. KKR has adjusted its segment financial information for the three and nine months ended September 30, 2009 to reflect these changes, where applicable. None of these changes impacted economic net income.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the three months ended September 30, 2010:

	As of and For the Three Months Ended September 30, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$98,337	$14,208	$—	$112,545
Incentive fees	—	9,555	—	9,555

Management and incentive fees	98,337	23,763	—	122,100

Monitoring and transaction fees:
Monitoring fees	21,780	—	—	21,780
Transaction fees	19,816	1,672	19,146	40,634
Fee Credits(1)	(12,941)	(742)	—	(13,683)

Net monitoring and transaction fees	28,655	930	19,146	48,731

Total fees	126,992	24,693	19,146	170,831

Expenses
Employee compensation and benefits	37,861	7,708	3,487	49,056
Other Operating Expense	46,246	3,775	2,248	52,269

Total expenses	84,107	11,483	5,735	101,325

Fee related earnings	42,885	13,210	13,411	69,506

Investment income (loss)
Gross carried interest	236,792	1,131	—	237,923
Less: allocation to KKR carry pool(2)	(90,704)	(452)	—	(91,156)
Less: management fee refunds(3)	(17,387)	—	—	(17,387)

Net carried interest	128,701	679	—	129,380
Other investment income (loss)	2,524	148	117,334	120,006

Total investment income (loss)	131,225	827	117,334	249,386

Income (loss) before noncontrolling interests in income of consolidated entities	174,110	14,037	130,745	318,892
Income (loss) attributable to noncontrolling interests(4)	394	125	1,048	1,567

Economic net income (loss)	$173,716	$13,912	$129,697	$317,325

Total Assets	$802,918	$67,140	$5,321,702	$6,191,760

Total Partners' Capital	$656,309	$51,705	$4,500,522	$5,208,536

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

  The following table reconciles KKR's total reportable segments to the financial statements as of and for the three months ended September 30, 2010:

	As of and For the Three Months Ended September 30, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$170,831	$(74,813)	$96,018
Expenses(b)	$101,325	$348,542	$449,867
Investment income (loss)(c)	$249,386	$1,475,141	$1,724,527
Income (loss) before taxes	$318,892	$1,051,786	$1,370,678
Income (loss) attributable to noncontrolling interests	$1,567	$1,291,806	$1,293,373
Income (loss) attributable to KKR Holdings	$—	$52,186	$52,186
Total assets(d)	$6,191,760	$28,672,199	$34,863,959
Total Partners' Capital(e)	$5,208,536	$(4,101,355)	$1,107,181

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $97,046 (ii) fee credits of $13,302 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $8,931.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges which amounted to $238,342, (ii) allocations to the carry pool of $91,156 (iii) a gross up of reimbursable expenses of $8,931, (iv) operating expenses of $6,578 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and (v) other adjustments of $3,535.

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $1,366,598 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $91,156, and (iii) a reduction for management fee refunds of $17,387.

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

(e)
Substantially all of the total partners' capital adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests.

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Three Months Ended September 30, 2010
Economic net income (loss)	$317,325
Income taxes	(16,263)
Amortization of intangibles and other, net	(1,678)
Non-cash equity based charges	(238,342)
Allocation to noncontrolling interests held by KKR Holdings	(52,186)

Net income attributable to KKR & Co. L.P.	$8,856

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the three months ended September 30, 2009:

	As of and For the Three Months Ended September 30, 2009
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$105,733	$12,314	$—	$118,047
Incentive fees	—	4,472	—	4,472

Management and incentive fees	105,733	16,786	—	122,519

Monitoring and transaction fees:
Monitoring fees	46,946	—	—	46,946
Transaction fees	27,030	—	10,389	37,419
Fee Credits(1)	(37,125)	—	—	(37,125)

Net monitoring and transaction fees	36,851	—	10,389	47,240

Total fees	142,584	16,786	10,389	169,759

Expenses
Employee compensation and benefits	37,415	5,659	3,049	46,123
Other Operating Expense	41,560	4,795	1,387	47,742

Total expenses	78,975	10,454	4,436	93,865

Fee related earnings	63,609	6,332	5,953	75,894

Investment income (loss)
Gross carried interest	492,634	—	—	492,634
Less: allocation to KKR carry pool(2)	(12,023)	—	—	(12,023)
Less: management fee refunds(3)	—	—	—	—

Net carried interest	480,611	—	—	480,611
Other investment income (loss)	103,384	(2,236)	(959)	100,189

Total investment income (loss)	583,995	(2,236)	(959)	580,800

Income (loss) before noncontrolling interests in income of consolidated entities	647,604	4,096	4,994	656,694
Income (loss) attributable to noncontrolling interests(4)	—	—	123	123

Economic net income (loss)(5)	$647,604	$4,096	$4,871	$656,571

Total Assets	$1,163,414	$68,209	$23,048	$1,254,671

Total Partners' Capital	$741,139	$51,198	$4,603	$796,940

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

The following table reconciles KKR's total reportable segments to the consolidated financial statements as of and for the three months ended September 30, 2009:

	As of and For the Three Months Ended September 30, 2009
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$169,759	$(58,896)	$110,863
Expenses(b)	$93,865	$60,732	$154,597
Investment income (loss)(c)	$580,800	$3,591,035	$4,171,835
Income (loss) before taxes	$656,694	$3,471,407	$4,128,101
Income (loss) attributable to noncontrolling interests	$123	$3,507,200	$3,507,323
Income (loss) attributable to KKR Holdings	$—	$—	$—
Total assets(d)	$1,254,671	$27,937,321	$29,191,992
Total Partners' Capital(e)	$796,940	$25,314,967	$26,111,907

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $102,018, (ii) fee credits of $37,125 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $5,997.

(b)
The expenses adjustment consists of (i) a gross up of reimbursable expenses in the consolidated financial results of $5,997, (ii) inclusion of $2,300 of other operating expenses primarily relating to the consolidation of the KKR Funds, (iii) operating expenses of $34,846 associated with the Transactions included in consolidated expenses and excluded from segment reporting (iv) allocations to the carry pool of $12,023 and (v) other adjustments of $5,566.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

(c)
The investment income (loss) adjustment primarily represents the inclusion of investment income of $3,579,012 attributable to noncontrolling interests upon consolidation of the KKR Funds and allocations to the carry pool of $12,023.

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

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Three Months Ended September 30, 2009
Economic net income (loss)	$656,571
Income taxes	(4,115)
Amortization of intangibles	(947)
Operating expenses associated with the Transactions(a)	(34,846)

Net income attributable to KKR & Co. L.P.	$616,663

(a)
During the three months ended September 30, 2009, KKR's Private Markets other operating expenses excluded $34.8 million incurred in connection with the Transactions. KKR has excluded this charge from its segment financial information as such amount will be not be considered when assessing the performance of, or allocating resources to, each of its business segments and is non-recurring in nature. In the statements of operations, this charge is included in general, administrative and other expenses.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the nine months ended September 30, 2010:

	As of and For the Nine Months Ended September 30, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$293,543	$40,700	$—	$334,243
Incentive fees	—	30,405	—	30,405

Management and incentive fees	293,543	71,105	—	364,648

Monitoring and transaction fees:
Monitoring fees	64,824	—	—	64,824
Transaction fees	65,058	9,825	58,726	133,609
Fee Credits(1)	(36,890)	(6,338)	—	(43,228)

Net monitoring and transaction fees	92,992	3,487	58,726	155,205

Total fees	386,535	74,592	58,726	519,853

Expenses
Employee compensation and benefits	117,165	22,324	11,251	150,740
Other Operating Expense	128,154	11,613	6,115	145,882

Total expenses	245,319	33,937	17,366	296,622

Fee related earnings	141,216	40,655	41,360	223,231

Investment income (loss)
Gross carried interest	788,045	2,583	—	790,628
Less: allocation to KKR carry pool(2)	(285,534)	(1,033)	—	(286,567)
Less: management fee refunds(3)	(119,034)	—	—	(119,034)

Net carried interest	383,477	1,550	—	385,027
Other investment income (loss)	(1,532)	530	820,741	819,739

Total investment income (loss)	381,945	2,080	820,741	1,204,766

Income (loss) before noncontrolling interests in income of consolidated entities	523,161	42,735	862,101	1,427,997
Income (loss) attributable to noncontrolling interests(4)	580	380	1,857	2,817

Economic net income (loss)	$522,581	$42,355	$860,244	$1,425,180

Total Assets	$802,918	$67,140	$5,321,702	$6,191,760

Total Partners' Capital	$656,309	$51,705	$4,500,522	$5,208,536

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

The following table reconciles KKR's total reportable segments to the financial statements as of and for the nine months ended September 30, 2010:

	As of and For the Nine Months Ended September 30, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$519,853	$(230,734)	$289,119
Expenses(b)	$296,622	$1,047,139	$1,343,761
Investment income (loss)(c)	$1,204,766	$4,508,656	$5,713,422
Income (loss) before taxes	$1,427,997	$3,230,783	$4,658,780
Income (loss) attributable to noncontrolling interests	$2,817	$3,954,502	$3,957,319
Income (loss) attributable to KKR Holdings	$—	$487,864	$487,864
Total assets(d)	$6,191,760	$28,672,199	$34,863,959
Total Partners' Capital(e)	$5,208,536	$(4,101,355)	$1,107,181

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $287,238, (ii) fee credits of $37,975 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $18,529.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges which amounted to $717,153, (ii) allocations to the carry pool of $286,567, (iii) a gross up of reimbursable expenses of $18,529 (iv) operating expenses of $13,856 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and (v) other adjustments of $11,034.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $4,103,055 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $286,567, and (iii) a reduction for management fee refunds of $119,034.

(d)
Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)
Substantially all of the total partners' capital adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests.

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Nine Months Ended September 30, 2010
Economic net income (loss)	$1,425,180
Income taxes	(60,998)
Amortization of intangibles and other, net	(6,566)
Non-cash equity based charges	(717,153)
Allocation to noncontrolling interests held by KKR Holdings	(487,864)

Net income attributable to KKR & Co. L.P.	$152,599

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the nine months ended September 30, 2009:

	As of and For the Nine Months Ended September 30, 2009
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$315,986	$36,359	$—	$352,345
Incentive fees	—	4,472	—	4,472

Management and incentive fees	315,986	40,831	—	356,817

Monitoring and transaction fees:
Monitoring fees	89,860	—	—	89,860
Transaction fees	37,430	—	14,556	51,986
Fee Credits(1)	(47,641)	—	—	(47,641)

Net monitoring and transaction fees	79,649	—	14,556	94,205

Total fees	395,635	40,831	14,556	451,022

Expenses
Employee Compensation and Benefits	108,403	17,178	7,744	133,325
Other operating expenses	116,365	15,518	3,985	135,868

Total expenses	224,768	32,696	11,729	269,193

Fee related earnings	170,867	8,135	2,827	181,829

Investment income (loss)
Gross carried interest	687,159	—	—	687,159
Less: allocation to KKR carry pool(2)	(17,894)	—	—	(17,894)
Less: management fee refunds(3)	—	—	—	—

Net carried interest	669,265	—	—	669,265
Other investment income (loss)	127,922	(4,307)	(3,243)	120,372

Total investment income (loss)	797,187	(4,307)	(3,243)	789,637

Income (loss) before noncontrolling interests in income of consolidated entities	968,054	3,828	(416)	971,466
Income (loss) attributable to noncontrolling interests(4)	—	—	68	68

Economic net income (loss)(5)	$968,054	$3,828	$(484)	$971,398

Total Assets	$1,163,414	$68,209	$23,048	$1,254,671

Total Partners' Capital	$741,139	$51,198	$4,603	$796,940

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

(5)
Represents nine months of economic net income (loss) of which 100% was allocable to KKR.

  The following table reconciles KKR's total reportable segments to the consolidated financial statements as of and for the nine months ended September 30, 2009:

	As of and For the Nine Months Ended September 30, 2009
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$451,022	$(249,607)	$201,415
Expenses(b)	$269,193	$87,884	$357,077
Investment income (loss)(c)	$789,637	$4,974,463	$5,764,100
Income (loss) before taxes	$971,466	$4,636,972	$5,608,438
Income (loss) attributable to noncontrolling interests	$68	$4,674,659	$4,674,727
Income (loss) attributable to KKR Holdings	$—	$—	$—
Total assets(d)	$1,254,671	$27,937,321	$29,191,992
Total Partners' Capital(e)	$796,940	$25,314,967	$26,111,907

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $309,460, (ii) fee credits of $47,641 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $12,212.

(b)
The expenses adjustment consists of (i) a gross up of reimbursable expenses in the consolidated financial results of $12,212, (ii) inclusion of $13,445 of other operating expenses primarily relating to the consolidation of the KKR Funds, (iii) operating expenses of $34,846 associated with the Transactions included in consolidated expenses and excluded from segment reporting (iv) allocations to the carry pool of $17,894 and (v) other adjustments of $9,484.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

(c)
The investment income (loss) adjustment primarily represents the inclusion of investment income of $4,956,569 attributable to noncontrolling interests upon consolidation of the KKR Funds and allocations to the carry pool of $17,894.

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

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Nine Months Ended September 30, 2009
Economic net income (loss)	$971,398
Income taxes	(5,805)
Amortization of intangibles	(2,841)
Operating expenses associated with the Transactions(a)	(34,846)

Net income attributable to KKR & Co. L.P.	$927,906

(a)
During the nine months ended September 30, 2009, KKR's Private Markets other operating expenses excluded $34.8 million incurred in connection with the Transactions. KKR has excluded this charge from its segment financial information as such amount will be not be considered when assessing the performance of, or allocating resources to, each of its business segments and is non-recurring in nature. In the statements of operations, this charge is included in general, administrative and other expenses.

13. COMMITMENTS AND CONTINGENCIES

Debt Covenants

        Borrowings of KKR contain various customary debt covenants. These covenants do not, in management's opinion, materially restrict KKR's investment or financing strategy. KKR is in compliance with all of its debt covenants as of September 30, 2010.

Investment Commitments

        As of September 30, 2010, KKR had unfunded commitments to its private equity and other investment vehicles of $1,129.4 million. In addition, KKR Capital Markets had $18.9 million of unfunded commitments related to two portfolio company revolving credit facilities as of September 30, 2010.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Repayment Guarantees

        The instruments governing KKR's private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partners to return amounts to the fund for distribution to the limited partners at the end of the life of the fund. Under a "clawback" provision, upon the liquidation of a fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. As of September 30, 2010, the amount of carried interest KKR principals have received, that is subject to this clawback provision was $686.8 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their September 30, 2010 fair values, the clawback obligation would have been $61.5 million of which $55.9 million is recorded in Due from Affiliates and $5.6 million is due from noncontrolling interest holders.

        Prior to the Transactions, certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations.

        The terms of the Transactions require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. At September 30, 2010, KKR has recorded a receivable of $55.9 million within Due from Affiliates for the amount of the clawback obligation given it would be required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships. In periods prior to the Transactions, such amount was reflected as a capital deficit within partners' capital given the KKR principals held controlling economic interests in the historical KKR.

        Carry distributions arising subsequent to the Transactions will be allocated to KKR, KKR Holdings and KKR principals (as carry pool participants) in accordance with the terms of the instruments governing the KKR Group Partnerships. KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

        The instruments governing certain of KKR's private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the "net loss sharing provisions," certain of KKR's private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of September 30, 2010, there would have been no net losing sharing obligation. If the vehicles were liquidated at zero value, the contingent repayment obligation would have been approximately $1,084.5 million as of September 30, 2010.

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

        In August 1999, KKR and certain of its current and former personnel were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno's, Inc. ("Bruno's"), one of KKR's former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno's in an August 1995 subordinated notes offering relating to the acquisition and in Bruno's subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In August 2009, the action was consolidated with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which is pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. As suggested by the Alabama State Court, KKR has filed a petition seeking an immediate appeal of certain rulings made by the Alabama State Court when denying the motion to dismiss. In June and July 2010, the Alabama Supreme Court ordered the parties to brief KKR's petition and the petition filed by another defendant seeking an immediate appeal of certain rulings made by the Alabama State Court. Briefing on both petitions has been completed, and both petitions are under consideration.

        In 2005, KKR and certain of its current and former personnel were named as defendants in now-consolidated shareholder derivative actions in the Court of Chancery of the State of Delaware relating to PRIMEDIA Inc. ("PRIMEDIA"), one of its portfolio companies. These actions claim that the board of directors of PRIMEDIA breached its fiduciary duty of loyalty in connection with the redemption of certain shares of preferred stock in 2004 and 2005. The plaintiffs further allege that KKR benefited from these redemptions of preferred stock at the expense of PRIMEDIA and that KKR usurped a corporate opportunity of PRIMEDIA in 2002 by purchasing shares of its preferred stock at a discount on the open market while causing PRIMEDIA to refrain from doing the same. In February 2008, the special litigation committee formed by the board of directors of PRIMEDIA, following a review of plaintiffs' claims, filed a motion to dismiss the actions. In March 2010, plaintiffs

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

filed an amended complaint, including additional allegations concerning purchases of PRIMEDIA's preferred stock in 2002. Plaintiffs seek unspecified damages on behalf of PRIMEDIA and an award of attorneys' fees and costs. On June 16, 2010, the Vice Chancellor of the Court of Chancery of the State of Delaware entered an order dismissing all claims asserted against the defendants. On July 15, 2010, the plaintiffs filed a notice of appeal with the Supreme Court of Delaware. Briefing on the appeal has been completed.

        In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs' motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions.

        In August 2008, KFN, the members of KFN's board of directors and certain of its current and former executive officers, including certain of KKR's current and former personnel, were named in a putative class action complaint filed by the Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the "Charter Litigation"). In March 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of KFN's board of directors and named as individual defendants only KFN's former chief executive officer, KFN's former chief operating officer, and KFN's current chief financial officer (the "KFN Individual Defendants," and, together with KFN, "KFN Defendants). The amended complaint alleges that KFN's April 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), regarding the risks and potential losses associated with KFN's real estate-related assets, KFN's ability to finance its real estate-related assets, and the adequacy of KFN's loss reserves for its real estate-related assets (the "alleged Section 11 violation"). The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, the KFN Individual Defendants have legal responsibility for the alleged Section 11 violation. The amended complaint seeks judgment in favor of the lead plaintiff and the putative class for unspecified damages allegedly sustained as a result of the KFN Defendants' alleged misconduct, costs and expenses incurred by the

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

lead plaintiff in the action, rescission or a rescissory measure of damages, and equitable or injunctive relief. In April 2009, the KFN Defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act. Oral argument on Defendants' motion to dismiss was heard on October 5, 2010.

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

        In addition, in December 2009, KKR's subsidiary KKR Asset Management LLC (formerly known as Kohlberg Kravis Roberts & Co. (Fixed Income) LLC) received a request from the SEC for

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

information in connection with its examination of certain investment advisors in order to review trading procedures and valuation practices in the collateral pools of structured credit products. The SEC also requested information regarding the surrender by KFN for cancellation, without consideration, of certain notes that had been issued to KFN by collateral pools of structured credit products. KKR is fully cooperating with the SEC's examination.

        Moreover, in the ordinary course of business KKR is and can be both the defendant and the plaintiff in numerous actions with respect to bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds.

        No loss contingency has been recorded in any period presented in the financial statements, because such losses are either not probable or reasonably estimable (or both) at the present time. Such matters are subject to many uncertainties and their ultimate outcomes are not predictable with assurance. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. At this time, management has not concluded whether the final resolution of any of these matters will have a material adverse effect upon the financial statements.

Principal Protected Product for Private Equity Investments

        The fund agreements for a private equity vehicle referred to as KKR's principal protected product for private equity investments contain provisions that require the fund underlying the principal protected product for private equity investments (the "Master Fund") to liquidate certain of its portfolio investments in order to satisfy liquidity requirements of the fund agreements, if the performance of the Master Fund is lower than certain benchmarks defined in the agreements. In an instance where the Master Fund is not in compliance with the defined liquidity requirements and has no remaining liquid portfolio investments, KKR has an obligation to purchase up to $18.4 million of illiquid portfolio investments of the Master Fund at 95% of their current fair market value. As of September 30, 2010, performance was in compliance with the fund's prescribed benchmarks.

14. REGULATED ENTITIES

        KKR has a registered broker-dealer which is subject to the minimum net capital requirements of the Securities and Exchange Commission ("SEC") and the Financial industry Regulatory Authority ("FINRA"). Additionally, KKR has an entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority ("FSA"), another entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, and another entity based in Mumbai which is subject to capital requirements of the Reserve Bank of India ("RBI"). All of these broker dealer entities have continuously operated in excess of their respective regulatory capital requirements.

        The regulatory capital requirements referred to above may restrict the Partnership's ability to withdraw capital from its entities. At September 30, 2010, approximately $89 million may be restricted as to the payment of cash dividends and advances to the Partnership.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

15. SUBSEQUENT EVENTS

        A distribution of $0.15 per KKR & Co. L.P. common unit was declared on November 3, 2010 and will be paid on November 26, 2010 to KKR & Co. L.P. unitholders of record as of the close of business on November 12, 2010. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

        On November 5, 2010, KKR Holdings exchanged 4,246,174 of its KKR Group Partnership Units for the same number of newly issued common units of KKR & Co. L.P. pursuant to the exchange agreement and in accordance with the prospectus of KKR & Co. L.P. dated October 1, 2010 and filed with the SEC on October 5, 2010. Additional KKR Group Partnership Units may be exchanged for common units of KKR & Co. L.P. from time to time pursuant to the exchange agreement and in accordance with such prospectus.

Item 2.    Management's Discussion and Analysis of Financial Condition & Results of Operations

        The following discussion and analysis should be read in conjunction with the unaudited consolidated and combined financial statements of KKR & Co. L.P., together with its consolidated subsidiaries ("KKR") and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated and combined financial statements and the related notes included in our prospectus dated October 1, 2010 filed with the Securities and Exchange Commission on October 5, 2010. The historical consolidated and combined financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors." Actual results may differ materially from those contained in any forward-looking statements.

Overview

        Led by Henry Kravis and George Roberts, we are a global alternative asset manager with $55.5 billion in assets under management ("AUM") as of September 30, 2010 and a 34-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world-class talent.

        Our business offers a broad range of asset management services to our investors and provides capital markets services to our firm, our portfolio companies and our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 180 private equity investments with a total transaction value in excess of $435 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income and capital markets. Our new efforts build on our core principles, leverage synergies in our business, and allow us to capitalize on a broader range of opportunities that we source. Additionally, we have increased our focus on servicing our existing investors and have invested meaningfully in developing relationships with new investors.

        With over 650 people, we conduct our business through 14 offices on four continents, providing us with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. We have grown our AUM significantly, from $15.1 billion as of December 31, 2004 to $55.5 billion as of September 30, 2010, representing a compounded annual growth rate of 25.3%. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.

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

Business Segments

Private Markets

        Our Private Markets segment is comprised of our global private equity business, which manages and sponsors a group of investment funds and vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage investment funds and vehicles that invest in infrastructure assets and natural resources assets, such as oil and natural gas properties, within our Private Markets segment. These funds and vehicles build on our sourcing advantage and the strong industry knowledge, operating expertise and regulatory and stakeholder management skills of our professionals, operating consultants and senior advisors to identify attractive investment opportunities and create and realize value for investors.

        From our inception through September 30, 2010, we have raised 17 funds with approximately $60.0 billion of capital commitments and have sponsored a number of fee and carry paying co-investment structures that allow us to commit additional capital to transactions. We have grown our AUM in this segment significantly in recent years, from $14.4 billion as of December 31, 2004 to $41.9 billion as of September 30, 2010, representing a compound annual growth rate of 20.4%. As of September 30, 2010, we had $12.5 billion of uncalled commitments to investment funds and vehicles in this segment, providing a significant source of capital that may be deployed globally.

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

        As of September 30, 2010, the segment had $13.6 billion of AUM, including $1.1 billion of assets managed in a publicly traded specialty finance company, $7.9 billion of assets managed in structured finance vehicles and $4.6 billion of assets managed in other types of investment vehicles and separately managed accounts. As of September 30, 2010, we had $1.3 billion of uncalled commitments to investment funds and separately managed accounts in this segment.

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines the assets we acquired in the Combination Transaction (as defined below) with our global capital markets business. Our capital markets business supports our firm, our portfolio companies and our clients by providing services such as arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets advice.

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

        The pace of economic recovery in the U.S. continues to be sluggish, with unemployment remaining stubbornly high, consumer confidence stagnant, and a continued soft housing market. Despite the weak economic backdrop, U.S. equity markets appreciated significantly in the third quarter of 2010, driven by strong corporate earnings and the anticipated implementation of quantitative easing by the Federal Reserve. The S&P 500 gained 11.3% in the third quarter and is up 3.9% year-to-date. Global equity markets were even stronger, with the MSCI World Index up 13.9% for the quarter. The below investment grade credit markets also performed well during the quarter, with the S&P/LSTA Leveraged Loan index and Merrill Lynch High Yield index increasing 3.3% and 6.7%, respectively.

Reorganization and Combination Transactions

        Historically, KKR's business was conducted through multiple entities for which there was no single holding entity, but were under common control of senior KKR principals ("Senior Principals"), and in which Senior Principals and KKR's other principals and individuals held ownership interests (collectively, the "Predecessor Owners").

        In order to facilitate the Combination Transaction (defined below) KKR completed a series of transactions (the "Reorganization Transactions"), pursuant to which KKR's business was reorganized under two partnerships, KKR Management Holdings L.P. and KKR Fund Holdings L.P., which are collectively referred to as the "KKR Group Partnerships." The reorganization involved a contribution of certain equity interests in KKR's businesses that were held by KKR's Predecessor Owners to the KKR Group Partnerships in exchange for 100% of the interests in the KKR Group Partnerships.

        On October 1, 2009, KKR & Co. L.P. and KKR Private Equity Investors, L.P. ("KPE"), completed a transaction to combine the asset management business of KKR with the assets and liabilities of KPE (the "Combination Transaction" and, together with the Reorganization Transactions, the "Transactions"). The Combination Transaction involved the contribution of all of KPE's assets and liabilities to the KKR Group Partnerships in exchange for a 30% interest in the KKR Group Partnerships. Upon completion of the Combination Transaction, KPE changed its name to KKR & Co. (Guernsey) L.P. ("KKR Guernsey") and was traded publicly on Euronext Amsterdam under the symbol "KKR" until it was delisted on July 15, 2010. We refer to the Reorganization Transaction and Combination Transaction together as the "Transactions."

        Following the Transactions, KKR Guernsey held a 30% economic interest in the KKR Group Partnerships through KKR Group Holdings L.P. ("Group Holdings") and our principals retained a 70% economic interest in the KKR Group Partnerships through KKR Holdings L.P. ("KKR Holdings").

U.S. Listing

        On July 15, 2010, KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE"). In connection with the NYSE Listing, KKR Guernsey contributed its 30% interests held through Group Holdings to KKR & Co. L.P. in exchange for NYSE-listed common units of KKR & Co. L.P. and distributed those common units to holders of KKR Guernsey units (referred to hereafter as the "In-Kind Distribution"). Because the assets of KKR Guernsey consisted solely of its interests in Group Holdings, the In-Kind Distribution resulted in the dissolution of KKR Guernsey and the delisting of its units from the Euronext Amsterdam. As of July 15, 2010, KKR & Co. L.P. both indirectly controlled the KKR Group Partnerships and indirectly held KKR Group Partnership units representing at that time a 30% economic interest in KKR's business. The remaining 70% of the KKR Group Partnership units were held by KKR's principals through KKR Holdings. From time to time, the percentage ownership in the KKR Group Partnerships may change as KKR Holdings and/or KKR's principals exchange KKR Group Partnership Units for common units of KKR & Co. L.P.

Basis of Financial Presentation

        The consolidated and combined financial statements include the accounts of our management and capital markets companies, the general partners of certain unconsolidated co-investment vehicles and the general partners of our private equity and fixed income funds and their respective consolidated funds, where applicable. As of September 30, 2010, our private markets segment included seven consolidated investment funds and eight unconsolidated co-investment vehicles. Our public markets segment included five consolidated investment funds and five unconsolidated vehicles comprised of two investment funds, two separately managed accounts and one specialty finance company.

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

        Following the completion of the Transactions, all of our Senior Principals and other personnel receive a base salary that is paid by us and accounted for as employee compensation and benefits expense. Our employees are also eligible to receive discretionary cash bonuses based on performance criteria, our overall profitability and other matters. While cash bonuses paid to most employees are funded by us and result in customary employee compensation and benefits charges, cash bonuses that are paid to certain of our most senior personnel are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested interests in KKR Holdings, this excess will be funded by KKR Holdings and reflected in compensation expense in the statement of operations. KKR Holdings has also funded all of the equity and equity based awards that have been granted to our employees to date.

        In connection with and subsequent to the Transactions, our principals and other employees received equity and equity based awards in KKR Holdings. The awards were granted in connection with the Transactions and were issued in exchange for interests that our Predecessor Owners contributed to our holding companies as part of the Transactions as well as to promote broad ownership of our firm among our personnel and further align their interests with those of our investors. We believe that grants to our principals and other employees, which include vested and unvested interests in the KKR Group Partnerships, provide an additional means for allowing us to incentivize, motivate and retain qualified professionals that will help us continue to grow our business over the long-term. For the three and nine months ended September 30, 2010, non-cash employee compensation and benefits recognized in connection with the equity grants amounted to $153.5 million and $508.4 million, respectively.

        While we do not bear the economic costs associated with the equity and equity based grants that KKR Holdings has made to our personnel or the cash bonuses that it pays to any of our principals with distributions received on its KKR Group Partnership Units, we are required to recognize employee compensation and benefits expense with respect to a significant portion of these items. Because these amounts are funded by KKR Holdings and not by us, these expenses represent non-cash charges for us and do not impact our distributable earnings.

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

        In addition, interests in KKR Holdings were granted to our operating consultants in connection with and subsequent to the Transactions. The vesting of these interests gives rise to periodic general, administrative and other expense in the statements of operations. General, administrative and other expense recognized on unvested units is calculated based on the fair value of an interest in KKR Holdings (determined using the closing price of KKR's common units) on each reporting date and subsequently adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of these interests will not be finalized until each vesting date. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 3% annually based upon expected turnover. For the three and nine months ended September 30, 2010, general, administrative and other expense recognized for the equity grants amounted to $37.5 million and $99.8 million, respectively.

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

Interest Expense

        Interest expense is incurred from three primary sources: (i) credit facilities outstanding under our Principal Credit Agreement (defined below), (ii) credit facilities outstanding at the firm's management companies and capital markets companies for working capital purposes, and (iii) debt outstanding at our consolidated funds entered into with the objective of enhancing returns, which are not direct obligations of the general partners of our private equity funds or management companies. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate.

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

  •
  noncontrolling interests that allocate to certain of its current and former principals all of the capital invested by or on behalf of the general partners of the private equity funds before the completion of the Transactions and any returns thereon; and

  •
  noncontrolling interests representing the KKR Group Partnership Units that KKR Holdings holds in the KKR Group Partnerships, which interests allocated on October 1, 2010 to KKR Holdings 70% of the equity in the KKR Group Partnerships.

Assets Under Management ("AUM")

        AUM represents the assets from which we are entitled to receive fees or a carried interest and general partner capital. The AUM reported prior to the Transactions reflected the net asset value ("NAV") of KPE and its commitments to our investment funds. Subsequent to the Transactions, the NAV of KPE and its commitments to our investment funds are excluded from our calculation of AUM. We calculate the amount of AUM as of any date as the sum of: (i) the fair value of the investments of our investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in our co-investment vehicles; (iii) the net asset value of certain of our fixed income products; and (iv) the value of outstanding structured finance vehicles. You should note that our calculation of AUM may differ from the calculations of other asset managers and, as a result, our measurements of AUM may not be comparable to similar measures presented by other asset managers. Our definition of AUM is not based on any definition of AUM that is set forth in the agreements governing the investment funds, vehicles or accounts that we manage.

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

Segment Operating and Performance Measures

Fee Related Earnings

        Fee related earnings ("FRE") is a profit measure that is reported by our three reportable business segments. FRE is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent U.S. GAAP amounts on a combined basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of expenses of consolidated funds; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non cash compensation charges borne by KKR Holdings; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non recurring items.

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

        Allocations to our carry pool represent approximately 40% of carried interest earned in funds and vehicles eligible to receive carry distributions to be allocated to our principals plus any allocation of carried interest to our other personnel as part of our profit sharing plan. No carry pool allocations are recorded in funds and vehicles that are in either a clawback position or a net loss sharing position and therefore carry pool allocations may not always equal 40% of gross carried interest. Prior to October 1, 2009, allocations to our carry pool consisted only of allocations to our employee profit sharing program.

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

Uncalled Commitments

        Uncalled commitments represents unfunded capital commitments that KKR's investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments.

Consolidated and Combined Results of Operations

        The following is a discussion of our consolidated and combined results of operations for the three and nine months ended September 30, 2010 and 2009. You should read this discussion in conjunction with the consolidated and combined financial statements and related notes included elsewhere in this filing. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see "—Segment Analysis."

        The following tables set forth information regarding our results of operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Fees	$96,018	$110,863	$289,119	$201,415

Expenses
Employee compensation and benefits	331,180	58,602	1,045,332	152,051
Occupancy and related charges	10,373	9,451	29,568	28,117
General, administrative and other	94,000	74,018	229,770	139,898
Fund expenses	14,314	12,526	39,091	37,011

Total expenses	449,867	154,597	1,343,761	357,077

Investment Income (Loss)
Net gains (losses) from investment activities	1,450,124	4,047,337	4,768,245	5,545,468
Dividend income	218,232	104,851	808,512	182,493
Interest income	66,603	38,118	171,058	96,980
Interest expense	(10,432)	(18,471)	(34,393)	(60,841)

Total investment income (Loss)	1,724,527	4,171,835	5,713,422	5,764,100

Income (loss) before taxes	1,370,678	4,128,101	4,658,780	5,608,438
Income taxes	16,263	4,115	60,998	5,805

Net Income (loss)	1,354,415	4,123,986	4,597,782	5,602,633
Less: Net Income (loss) Attributable to noncontrolling interests in consolidated entities	1,293,373	3,507,323	3,957,319	4,674,727
Less: Net income (loss) attributable to noncontrolling Interests in KKR Holdings L.P.	52,186	—	487,864	—

Net Income (Loss) Attributable to KKR & Co. L.P.	$8,856	$616,663	$152,599	$927,906

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Fees

        Fees were $96.0 million for the three months ended September 30, 2010, a decrease of $14.9 million, compared to fees of $110.9 million for the three months ended September 30, 2009. The decrease was primarily due to a $25.2 million decrease in gross monitoring fees, reflecting a $26.1 million fee received during the three months ended September 30, 2009 for the termination of a monitoring agreement in connection with the IPO of one of our portfolio companies. Offsetting the decrease in monitoring fees was a net increase in transaction fees of $3.2 million. The increase in transaction fees was primarily the result of (i) a restructuring fee received during the 2010 period from a portfolio company totaling $9.6 million and (ii) an increase in fees relating to underwriting, syndication and other capital markets services of $8.8 million due to an increase in the number of capital markets transactions completed during the period. We completed 13 capital markets transactions during the three months ended September 30, 2010, as compared to 5 transactions during the third quarter 2009. Offsetting these increases in transaction fees, was a $15.2 million decrease in gross transaction fees received from transaction fee-generating investments, primarily reflecting a decrease in both the number of transaction fee-generating investments during the period and to a lesser extent the average fee received. The majority of our transaction fee-generating investments occur in our private markets segment. During the three months ended September 30, 2010, there were four transaction fee-generating investments with a combined transaction value of $2.2 billion as compared to six transaction fee-generating investments during the three months ended September 30, 2009 with a combined transaction value of $2.8 billion. Transaction fees are negotiated separately for each completed transaction based on the services that were provided and also vary depending on the nature of the investment being made. In addition, during the three months ended September 30, 2010, incentive fees from KKR Financial Holdings LLC ("KFN") increased $5.1 million as a result of improved financial performance.

Expenses

        Expenses were $449.9 million for the three months ended September 30, 2010, an increase of $295.3 million, compared to expenses of $154.6 million for the three months ended September 30, 2009. The increase was primarily due to non-cash equity based charges associated with the issuance of interests in KKR Holdings to our principals, other employees and operating consultants as well as allocations to our carry pool. For the three months ended September 30, 2010, these items resulted in charges recorded in employee compensation and benefits relating to principals and other personnel amounting to $277.3 million, and charges recorded in general, administrative, and other expense relating to operating consultants amounting to $48.5 million. The remainder of the increase in expenses is primarily the result of: (i) an increase in transaction related expenses of $3.2 million attributable to unconsummated transactions during the period and (ii) an increase of $1.6 million in foreign exchange losses on foreign currency denominated transactions at our management companies. Offsetting these increases was a decrease in other operating expenses of $31.5 million, primarily due to non-recurring charges of $34.8 million incurred in the third quarter of 2009 in connection with the Transactions, partially offset by an increase of $3.3 million due to the expansion of our business. In addition, other employee compensation and benefits expenses decreased $4.7 million due to the net effect of: (i) a $4.3 million increase in salaries and other benefits reflecting the hiring of additional personnel in connection with the expansion of our business as well as the inclusion of salaries relating to our Senior Principals in 2010 (in the prior period, such salaries were reflected as capital distributions as a result of our operating as a partnership prior to the Transactions), (ii) a $1.6 million decrease in incentive compensation reflecting the net effect of a reduction in bonus accruals in 2010 as a result of certain of our most senior employees receiving compensation in the form of distributions from KKR Holdings subsequent to the Transactions (in the prior period, such compensation was borne by KKR), partially offset by higher expected compensation in 2010 related to the hiring of additional personnel, (iii) a $5.4 million decrease in profit sharing costs in connection with a lower rate of appreciation in value for certain of our private equity portfolio companies, and (iv) a $2.0 million decrease in non-cash stock based compensation expense associated with equity grants received from KFN.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $1.5 billion for the three months ended September 30, 2010, a decrease of $2.5 billion compared to net gains from investment activities of $4.0 billion for the three months ended September 30, 2009. The decrease in net gains (losses) from investment activities from the prior period was attributable to (i) an unfavorable variance of $2.4 billion from net unrealized gains of $1.6 billion during the three months ended September 30, 2010 resulting from increases in the market value of our investment portfolio compared to net unrealized gains of $4.0 billion during the three months ended September 30, 2009 and (ii) a decrease of $1.0 billion resulting from an increase in net unrealized losses from the reversal of previously recognized gains as a result of sales of investments of $1.1 billion in the three months ended September 30, 2010 compared to $0.1 billion of net unrealized losses from the reversal of previously recognized gains in the three months ended September 30, 2009. Offsetting these decreases was an increase in net realized gains, resulting from a $1.0 billion net realized gain for the three months ended September 30, 2010. This represented a $0.9 billion favorable variance from the net realized gain of $0.1 billion recorded for the three months ended September 30, 2009. The majority of our net gains (losses) from investment activities are related to our private equity investments. The following is a summary of the components of net gains (losses) from investment activities:

	Three Months Ended September 30,
	2010	2009
	($ in thousands)
Realized Gains	$959,064	$130,035
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(1,055,277)	(53,145)
Realized Losses	(7,081)	(10,376)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	3,560	3,671
Unrealized Gains from Changes in Fair Value	2,536,344	4,108,388
Unrealized Losses from Changes in Fair Value	(986,486)	(131,236)

Net Gains (Losses) from Investment Activities	$1,450,124	$4,047,337

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

        Dividend income was $218.2 million for the three months ended September 30, 2010, an increase of $113.3 million compared to dividend income of $104.9 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, we received $216.2 million of dividends from one portfolio company and an aggregate of $2.0 million of comparatively smaller dividends from other investments. During the three months ended September 30, 2009, we received $103.8 million of dividends from two portfolio companies and an aggregate of $1.1 million of comparatively smaller dividends from other investments.

Interest Income

        Interest income was $66.6 million for the three months ended September 30, 2010, an increase of $28.5 million, compared to interest income of $38.1 million for the three months ended September 30, 2009. The increase primarily reflects an increase in the level of fixed income instruments in our fixed income vehicles and our private equity portfolio.

Interest Expense

        Interest expense was $10.4 million for the three months ended September 30, 2010, a decrease of $8.1 million, compared to interest expense of $18.5 million for the three months ended September 30, 2009. The decrease was primarily due to lower average outstanding borrowings resulting from the repayment of a portion of the borrowings under our revolving credit agreements.

Income (Loss) Before Taxes

        Due to the factors described above, income before taxes was $1.4 billion for the three months ended September 30, 2010, a decrease of $2.7 billion compared to income before taxes of $4.1 billion for the three months ended September 30, 2009.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

        Net income attributable to noncontrolling interests in consolidated entities was $1.3 billion for the three months ended September 30, 2010, a decrease of $2.2 billion compared to net income attributable to noncontrolling interests in consolidated entities of $3.5 billion for the three months ended September 30, 2009. The decrease primarily reflects lower income attributable to noncontrolling interests, which was driven by the overall decrease in the components of net gains (losses) from investment activities described above.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Fees

        Fees were $289.1 million for the nine months ended September 30, 2010, an increase of $87.7 million, compared to fees of $201.4 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in fees relating to underwriting, syndication, and other capital markets services of $44.1 million related to an increase in the number of capital markets transactions during the period. We completed 38 capital markets transactions during the nine months ended September 30, 2010, as compared to 7 transactions during the nine months ended September 30, 2009. In addition, there was a $22.4 million increase in gross transaction fees received from transaction fee-generating investments, reflecting an increase in the number of transaction fee-generating investments during the period. The majority of our transaction fees-generating investments occur in our private markets segment. During the nine months ended September 30, 2010, there were eleven transaction fee-generating investments with a combined transaction value of $6.6 billion as compared to eight transaction fee-generating investments during the nine months ended September 30, 2009 with a combined transaction value of $3.2 billion. Transaction fees are negotiated separately for each completed transaction based on the services that were provided and also vary depending on the nature of the investment being made. During the nine months ended September 30, 2010, gross transaction fees included a $5.5 million non-recurring break-up fee related to an unconsummated transaction and a $9.6 million restructuring fee received from a portfolio company. Incentive fees from KFN increased $25.9 million as a result of KFN's financial performance exceeding certain required benchmarks for each of the three quarters during the nine months ended September 30, 2010. KFN only earned an incentive fee in one quarter during the nine months ended September 30, 2009. Management fees also increased $4.1 million, which was primarily the result of fees associated with certain newly raised investment vehicles that began earning fees in the nine months ended September 30, 2010 as well as fees earned from the 1996 Fund which were previously eliminated in consolidation prior to the Transactions. Partially offsetting these increases was a decrease in gross monitoring fees of $28.6 million, primarily due to a $26.1 million fee received during the nine months ended September 30, 2009 for the termination of a monitoring agreement in connection with the IPO of one of our portfolio companies.

Expenses

        Expenses were $1.3 billion for the nine months ended September 30, 2010, an increase of $1.0 billion, compared to expenses of $357.1 million for the nine months ended September 30, 2009. The increase was primarily due to non-cash equity based charges associated with the issuance of interests in KKR Holdings to our principals, other employees, and operating consultants as well as allocations to our carry pool. For the nine months ended September 30, 2010, these items resulted in charges recorded in employee compensation and benefits relating to principals and other personnel amounting to $880.7 million, and charges recorded in general, administrative, and other expense relating to operating consultants amounting to $116.3 million. In addition, other employee compensation and benefits expenses increased $12.6 million due to: (i) a $14.7 million increase in salaries and other benefits reflecting the hiring of additional personnel in connection with the expansion of our business as well as the inclusion of salaries relating to our Senior Principals in 2010 (in the prior period, such salaries were reflected as capital distributions as a result of our operating as a partnership prior to the Transactions), (ii) a $3.0 million increase in incentive compensation reflecting the net effect of higher expected compensation resulting from the hiring of additional personnel, partially offset by a reduction in accrued bonuses in 2010 as a result of certain of our most senior employees receiving compensation in the form of distributions from KKR Holdings subsequent to the Transactions (in the prior period, such compensation was borne by KKR), (iii) a $5.8 million decrease in profit sharing costs in connection with a lower rate of appreciation in value for certain of our private equity portfolio companies, and (iv) a $0.7 million increase in non-cash stock based compensation expense associated with equity grants received from KFN. The remainder of the increase in expenses is primarily the result of: (i) an increase in transaction related expenses of $6.6 million attributable to unconsummated transactions during the period and (ii) an increase of $4.3 million in foreign exchange losses on foreign currency denominated transactions at our management companies. Offsetting these increases was a decrease in other operating expenses of $35.2 million, primarily due to non-recurring charges of $34.8 million incurred in connection with the Transactions in the third quarter of 2009.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $4.8 billion for the nine months ended September 30, 2010, a decrease of $0.7 billion compared to net gains from investment activities of $5.5 billion for the nine months ended September 30, 2009. The decrease in net gains (losses) from investment activities from the prior period was attributable to (i) an unfavorable variance of $0.7 billion from net unrealized gains of $4.8 billion during the nine months ended September 30, 2010 resulting from increases in the market value of our investment portfolio compared to net unrealized gains of $5.5 billion during the nine months ended September 30, 2009 and (ii) a decrease of $2.0 billion resulting from an increase in net unrealized losses from the reversal of previously recognized gains as a result of sales of investments of $1.5 billion in the nine months ended September 30, 2010 compared to $0.5 billion of net unrealized gains from the reversal of previously recognized losses in the nine months ended September 30, 2009. Offsetting this decrease was an increase in net realized gains, resulting from a $1.5 billion net realized gain for the nine months ended September 30, 2010. This represented a $1.9 billion favorable variance from the net realized loss of $0.4 billion recorded for the nine months ended September 30, 2009. The majority of our net gains (losses) from investment activities are related to our private equity investments. The following is a summary of the components of net gains (losses) from investment activities:

	Nine Months Ended September 30,
	2010	2009
	($ in thousands)
Realized Gains	$1,666,127	$180,177
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(1,723,316)	(69,825)
Realized Losses	(172,207)	(571,803)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	193,976	548,918
Unrealized Gains from Changes in Fair Value	7,352,657	7,092,084
Unrealized Losses from Changes in Fair Value	(2,548,992)	(1,634,083)

Net Gains (Losses) from Investment Activities	$4,768,245	$5,545,468

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

        Dividend income was $808.5 million for the nine months ended September 30, 2010, an increase of $626.0 million compared to dividend income of $182.5 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we received $800.9 million of dividends from three portfolio companies and an aggregate of $7.6 million of comparatively smaller dividends from other investments. During the nine months ended September 30, 2009, we received $180.9 million of dividends from three portfolio companies and an aggregate of $1.6 million of comparatively smaller dividends from other investments.

Interest Income

        Interest income was $171.1 million for the nine months ended September 30, 2010, an increase of $74.1 million, compared to interest income of $97.0 million for the nine months ended September 30, 2009. The increase primarily reflects an increase in the level of fixed income instruments in our fixed income vehicles and our private equity portfolio.

Interest Expense

        Interest expense was $34.4 million for the nine months ended September 30, 2010 a decrease of $26.4 million compared to interest expense of $60.8 million for the nine months ended September 30, 2009. The decrease was primarily due to lower average outstanding borrowings resulting from the repayment of a portion of the borrowings under our revolving credit agreements.

Income (Loss) Before Taxes

        Due to the factors described above, income before taxes was $4.7 billion for the nine months ended September 30, 2010, a decrease of $0.9 billion compared to income before taxes of $5.6 billion for the nine months ended September 30, 2009.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

        Net income attributable to noncontrolling interests in consolidated entities was $4.0 billion for the nine months ended September 30, 2010, a decrease of $0.7 billion compared to net income attributable to noncontrolling interests in consolidated entities of $4.7 billion for the nine months ended September 30, 2009. The decrease primarily reflects lower income attributable to noncontrolling interests, which was driven by the overall decrease in net gains (losses) from investment activities and dividends described above.

Segment Analysis

        The following is a discussion of the results of our three reportable business segments for the three and nine months ended September 30, 2010 and 2009. You should read this discussion in conjunction with the information included under "—Basis of Financial Presentation—Segment Results" and the consolidated and combined financial statements and related notes included elsewhere in this filing.

Private Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30		Nine Months Ended September 30,
	2010	2009	2010	2009
Fees
Management and Incentive Fees:
Management Fees	$98,337	$105,733	$293,543	$315,986
Incentive Fees	—	—	—	—

Total Management and Incentive Fees	98,337	105,733	293,543	315,986

Net Monitoring and Transaction Fees:
Monitoring Fees	21,780	46,946	64,824	89,860
Transaction Fees	19,816	27,030	65,058	37,430
Fee Credits	(12,941)	(37,125)	(36,890)	(47,641)

Net Transaction and Monitoring Fees	28,655	36,851	92,992	79,649

Total Fees	126,992	142,584	386,535	395,635

Expenses
Employee Compensation and Benefits	37,861	37,415	117,165	108,403
Other Operating Expenses	46,246	41,560	128,154	116,365

Total Expenses	84,107	78,975	245,319	224,768

Fee Related Earnings	42,885	63,609	141,216	170,867

Investment Income
Gross Carried interest	236,792	492,634	788,045	687,159
Less: Allocation to KKR carry pool	(90,704)	(12,023)	(285,534)	(17,894)
Less: Management fee refunds	(17,387)	—	(119,034)	—

Net carried interest	128,701	480,611	383,477	669,265
Other investment income (loss)	2,524	103,384	(1,532)	127,922

Total Investment Income	131,225	583,995	381,945	797,187

Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	174,110	647,604	523,161	968,054
Income (Loss) Attributable to Noncontrolling Interests	394	—	580	—

Economic Net Income	$173,716	$647,604	$522,581	$968,054

Assets under management (period end)	$41,878,700	$41,732,800	$41,878,700	$41,732,800

Fee paying assets under management (period end)	$36,032,300	$40,773,000	$36,032,300	$40,773,000

Committed Dollars Invested	$349,500	$1,070,100	$2,184,200	$1,651,000

Uncalled Commitments (period end)	$12,495,400	$14,244,300	$12,495,400	$14,244,300

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Fees

        Fees were $127.0 million for the three months ended September 30, 2010, a decrease of $15.6 million, or 10.9%, from the three months ended September 30, 2009. The decrease was primarily due to a $25.2 million decrease in gross monitoring fees, reflecting a $26.1 million fee received during the three months ended September 30, 2009 for the termination of a monitoring agreement in connection with the IPO of one of our portfolio companies. In addition, the decrease in fees was also attributable to a $7.4 million decrease in management fees which was due primarily to the net result of the following: (i) a $10.6 million decrease in management fees associated with the exclusion of fees earned from KPE in the three months ended September 30, 2010 as a result of the Transactions on October 1, 2009; (ii) a $5.6 million net decrease due primarily to a reduction in fee paying capital at our private equity funds in connection with realization activity offset by new fee paying capital raised; (iii) a decrease of $4.2 million primarily relating to fee paying capital that was transferred from a fee paying private equity fund (European Fund III) to a non-fee paying private equity fund (E2 Investors) subsequent to the three months ended September 30, 2009; and (iv) an increase of $13.0 million associated with a reduction in waived management fees during 2010. Gross transaction fees from transaction fee-generating investments decreased $16.8 million primarily reflecting a decrease in both the number of transaction fee-generating investments during the period and to a lesser extent the average fee received. During the three months ended September 30, 2010 there were four transaction fee-generating investments with a combined transaction value of $2.2 billion as compared to six transaction fee-generating investments during the three months ended September 30, 2009 with a combined transaction value of $2.8 billion. Transaction fees are negotiated separately for each completed transaction based on the services that were provided and also vary depending on the nature of the investment being made. The decrease in transaction fees generated from investments was partially offset by a restructuring fee received from a portfolio company totaling $9.6 million. These decreases were partially offset by a $24.2 million decrease in credits earned by limited partners under fee sharing arrangements in our private equity funds due primarily to the decrease in transaction and monitoring fees.

Expenses

        Expenses were $84.1 million for the three months ended September 30, 2010, an increase of $5.1 million, or 6.5%, from the three months ended September 30, 2009. The increase was due primarily to a $4.7 million increase in other operating expenses primarily reflecting the net result of the following: (i) an increase in transaction related expense of $3.2 million, from $3.4 million to $6.6 million, attributable to unconsummated transactions during the period, (ii) an increase in professional fees of $2.2 million in connection with increased private equity activity, and (iii) an increase in foreign exchange losses on foreign currency denominated transactions at our management companies of $1.6 million. In addition, employee compensation and benefits increased $0.4 million which was due to the net effect of the following: (i) a $4.0 million increase in salaries and other benefits reflecting the hiring of additional personnel in connection with the expansion of our business as well as the inclusion of salaries relating to our Senior Principals in 2010 (in the prior period, such salaries were reflected as capital distributions as a result of operating as a private partnership prior to the Transactions), and (ii) a $3.6 million decrease in incentive compensation due to the net effect of a reduction in bonus accruals in 2010 as a result of certain of our most senior employees receiving compensation in the form of distributions from KKR Holdings subsequent to the Transactions (in the prior period, such compensation was borne by KKR), partially offset by higher expected compensation for other employees in 2010 resulting from the hiring of additional personnel in connection with the expansion of our business.

Fee Related Earnings

        Fee related earnings in our Private Markets segment were $42.9 million for the three months ended September 30, 2010, a decrease of $20.7 million, or 32.6%, from the three months ended September 30, 2009. The decrease was due primarily to the decrease in fees as described above.

Investment Income

        Investment income was $131.2 million for the three months ended September 30, 2010, a decrease of $452.8 million compared to investment income of $584.0 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, investment income (loss) included (i) net carried interest of $128.7 million and (ii) other investment income of $2.5 million, which was comprised primarily of gains from favorable changes in foreign exchange rates. The following table presents the components of net carried interest for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
	($ in thousands)
Net Realized Gains (Losses)	$185,205	$4,036
Net Unrealized Gains (Losses)	16,384	477,727
Dividends and Interest	35,203	10,871

Gross carried interest	236,792	492,634

Less: Allocation to KKR carry pool	(90,704)	(12,023)
Less: Management fee refunds	(17,387)	—

Net carried interest	$128,701	$480,611

        Net realized gains (losses) for the three months ended September 30, 2010 consists of the partial sales of East Resources Inc. and Avago Technologies Limited. The following table presents net unrealized gains (losses) of carried interest by fund for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
	($ in thousands)
Asian Fund	$45,987	$—
European Fund	29,014	102,854
Millennium Fund	12,150	181,789
Co-Investment Vehicles	9,211	13,560
European III Fund	6,178	—
KKR E2 Investors (Annex Fund)	331	—
2006 Fund	(86,487)	148,700
1996 Fund(a)	—	30,824

Total(a)	$16,384	$477,727

(a)
The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the three months ended September 30, 2010 and 2009, the European Fund II did not earn an unrealized carried interest. In addition, subsequent to the Transactions, the 1996 Fund was no longer included in our results and therefore no unrealized gains (losses) of carried interest attributable to the 1996 Fund are included for the three months ended September 30, 2010.

        For the three months ended September 30, 2010, approximately 26% of net unrealized gains from changes in value were attributable to increased share prices of various publicly held investments, the most significant of which was Dollar General Corporation (NYSE: DG). Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were unrealized gains in HCA Inc. (healthcare sector) and Oriental Brewery Co. Ltd. (consumer sector), offset by an unrealized loss on Energy Future Holdings Inc. (energy sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance. The net unrealized loss within the 2006 Fund for the three months ended September 30, 2010 was primarily due to the reversal of previously recognized unrealized gains in connection with the partial sale of East Resources.

        For the three months ended September 30, 2009, approximately 42% of net unrealized gains from changes in value were attributable to increased share prices of various publicly held investments, the most significant of which were Legrand Holdings S.A. (ENXTPA: LR), Avago Technologies Limited (Nasdaq: AVGO), Sealy Corporation (NYSE: ZZ) and Rockwood Holdings, Inc. (NYSE: ROC). Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were HCA Inc. (healthcare sector), Alliance Boots GmbH (healthcare sector), East Resources, Inc. (energy sector) and KKR Debt Investors S.à r.l. (financial services sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

        Dividend and interest income for the three months ended September 30, 2010 consisted primarily of a dividend earned from Visant Corporation (media sector).

        The amount of carried interest earned during the three months ended September 30, 2010 for those funds and vehicles eligible to receive carried interest amounted to $217.5 million, of which the carry pool was allocated approximately 40% with the remaining 60% allocated to KKR and KKR Holdings based on their respective ownership percentages. The decrease in other investment income (loss) of $100.9 million relates primarily to the exclusion of investment gains and losses on capital invested by or on behalf of the general partners of our private equity funds subsequent to the Transactions on October 1, 2009. In connection with the Transactions on October 1, 2009, all capital invested by or on behalf of the general partners of our private equity funds prior to October 1, 2009 was retained, and was not contributed to the KKR Group Partnerships. Additionally, capital invested by or on behalf of the general partners of our private equity funds subsequent to October 1, 2009 is included in our capital markets and principal activities segment. Accordingly, returns on the aforementioned invested capital are not included in our Private Markets segment information for periods subsequent to October 1, 2009 and as such are not included in our segment results for the three months ended September 30, 2010.

Economic Net Income (Loss)

        Economic net income in our Private Markets segment was $173.7 million for the three months ended September 30, 2010, a decrease of $473.9 million compared to economic net income of $647.6 million for the three months ended September 30, 2009. The decrease in investment income described above was the main contributor to the period over period decline in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from June 30, 2010 to September 30, 2010:

June 30, 2010 AUM	$41,031,100
New Capital Raised	—
Distributions	(1,279,700)
Foreign Exchange	296,200
Change in Value	1,831,100

September 30, 2010 AUM	$41,878,700

        AUM in our Private Markets segment was $41.9 billion at September 30, 2010, an increase of $0.9 billion, or 2.1%, compared to $41.0 billion at June 30, 2010. The increase was primarily attributable to $1.8 billion of net unrealized gains resulting from changes in the market values of our private equity portfolio companies. The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $0.5 billion, $0.3 billion, $0.2 billion, $0.2 billion, and $0.2 billion in our 2006 Fund, Millennium Fund, Asian Fund, European Fund II and European Fund, respectively. Approximately 28% of the net change in value for the three months ended September 30, 2010 was attributable to changes in share prices of various publicly listed investments, notably increases in Rockwood Holdings, Inc. (NYSE: ROC) and Dollar General Corporation (NYSE: DG). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to HCA Inc. (healthcare sector), Tarkett S.A. (manufacturing sector), Oriental Brewery Co. Ltd. (consumer sector), US Foodservice (retail sector) and Maxeda (retail sector). The increased valuations in the aggregate, generally related to both improvements in market comparables and individual company performance. Additionally, AUM increased $0.3 billion as a result of foreign exchange adjustments on foreign denominated commitments to our funds. The increase in value described above was partially offset by distributions from our funds totaling $1.3 billion which was comprised of $1.0 billion of realized gains and $0.3 billion of return of original cost.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from June 30, 2010 to September 30, 2010:

June 30, 2010 FPAUM	$35,317,500
New Capital Raised	—
Distributions	(24,500)
Foreign Exchange	722,600
Change in Value	16,700

September 30, 2010 FPAUM	$36,032,300

        FPAUM in our Private Markets segment was $36.0 billion at September 30, 2010, an increase of $0.7 billion, or 2.0%, compared to $35.3 billion at June 30, 2010. The increase was primarily attributable to a $0.7 billion increase related to foreign exchange adjustments on foreign denominated commitments and invested capital.

Committed Dollars Invested

        Committed dollars invested were $349.5 million for the three months ended September 30, 2010, a decrease of $720.6 million from the three months ended September 30, 2009. The decrease was due primarily to a decrease in the transaction volume of private equity investments closed during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

Uncalled Commitments

        As of September 30, 2010, our Private Markets segment had $12.5 billion of remaining uncalled capital commitments that could be called for investment in new transactions.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Fees

        Fees were $386.5 million for the nine months ended September 30, 2010, a decrease of $9.1 million, or 2.3%, from the nine months ended September 30, 2009. The decrease was primarily due to a $25.0 million decrease in gross monitoring fees, reflecting a $26.1 million fee received during the nine months ended September 30, 2009 for the termination of a monitoring fee contract in connection with the IPO of one of our portfolio companies. In addition, management fees decreased $22.4 million due primarily to the net result of the following: (i) a $27.6 million decrease in management fees associated with the exclusion of fees earned from KPE in the nine months ended September 30, 2010 as a result of the Transactions on October 1, 2009; (ii) a decrease of $10.9 million primarily related to fee paying capital that was transferred from a fee paying private equity fund (European Fund III) to a non-fee paying private equity fund (E2 Investors) subsequent to the nine months ended September 30, 2009; (iii) a $9.4 million net decrease due primarily to a reduction in fee paying capital at our private equity funds in connection with realization activity offset by new fee paying capital raised; and (iv) an increase of $25.5 million associated with a reduction in waived management fees during 2010. Offsetting these decreases was an increase in gross transaction fees from transaction fee-generating investments of $12.5 million. The increase in gross transaction fees resulted from an increase in the number of transaction fee-generating investments during the period. During the nine months ended September 30, 2010 there were eleven transaction fee-generating investments with a combined transaction value of $6.6 billion as compared to eight transaction fee-generating investments during the nine months ended September 30, 2009 with a combined transaction value of $3.2 billion. Transaction fees are negotiated separately for each completed transaction based on the services that were provided and also vary depending on the nature of the investment being made. In addition, transaction fees increased as a result of a $5.5 million non-recurring break-up fee related to an unconsummated transaction and a $9.6 million restructuring fee received from a portfolio company. In addition, fees increased as a result of a $10.8 million decrease in credits earned by limited partners under fee sharing arrangements in our private equity funds due primarily to an increase in creditable fund expenses during the period.

Expenses

        Total expenses were $245.3 million for the nine months ended September 30, 2010, an increase of $20.6 million, or 9.1%, from the nine months ended September 30, 2009. The increase was primarily due to an increase in operating expenses of $11.8 million reflecting the net result of the following: (i) an increase in transaction related expense of $6.6 million, from $7.9 million to $14.5 million, attributable to unconsummated transactions during the period, (ii) an increase in professional fees of $4.6 million in connection with increased private equity activity, (iii) an increase in foreign exchange losses on foreign currency denominated transactions at our management companies of $4.3 million and (iv) a decrease in other operating expenses of $3.6 million reflecting cost control efforts at our management company. Expenses also increased as a result of an increase in employee compensation and benefits of $8.8 million, due to the net effect of the following: (i) a $14.0 million increase in salaries and other benefits reflecting the hiring of additional personnel in connection with the expansion of our business as well as the inclusion of salaries relating to our Senior Principals in 2010

(in the prior period, such salaries were reflected as capital distributions as a result of operating as a private partnership prior to the Transactions), and (ii) a $5.3 million decrease in incentive compensation due to the net effect of a reduction in bonus accruals in 2010 as a result of certain of our most senior employees receiving compensation in the form of distributions from KKR Holdings subsequent to the Transactions (in the prior period, such compensation was borne by KKR), partially offset by higher expected compensation for other employees in 2010 resulting from the hiring of additional personnel in connection with the expansion of our business.

Fee Related Earnings

        Fee related earnings in our Private Markets segment were $141.2 million for the nine months ended September 30, 2010, a decrease of $29.7 million, or 17.4%, from the nine months ended September 30, 2009. The decrease was due primarily to the increase in expenses as described above.

Investment Income

        Investment income was $381.9 million for the nine months ended September 30, 2010, a decrease of $415.3 million compared to investment income of $797.2 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, investment income (loss) was comprised of (i) net carried interest of $383.5 million and (ii) other investment loss of $1.5 million, which resulted primarily from unfavorable changes in foreign exchange rates. The following table presents the components of net carried interest for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
	($ in thousands)
Net Realized Gains (Losses)	$286,963	$(79,615)
Net Unrealized Gains (Losses)	378,843	741,167
Dividends and Interest	122,239	25,607

Gross carried interest	788,045	687,159

Less: Allocation to KKR carry pool	(285,534)	(17,894)
Less: Management fee refunds	(119,034)	—

Net carried interest	$383,477	$669,265

        Net realized gains (losses) for the nine months ended September 30, 2010 consists of the partial sales of East Resources, Inc., Dollar General Corporation, Legrand Holdings S.A., Avago Technologies Limited and Eastman Kodak Company. Net realized gains (losses) for the nine months ended September 30, 2009 was driven primarily by the write-off of our investment in Masonite International, Inc.

        The following table presents net unrealized gains (losses) of carried interest by fund for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
	($ in thousands)
2006 Fund	$173,564	$179,042
Asian Fund	79,502	—
Millennium Fund	40,821	334,191
Co-Investment Vehicles	39,239	34,426
European Fund	38,849	145,735
European III Fund	6,178	—
KKR E2 Investors (Annex Fund)	690	—
1996 Fund(a)	—	47,773

Total(a)	$378,843	$741,167

(a)
The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the nine months ended September 30, 2010 and 2009, the European Fund II did not earn an unrealized carried interest. In addition, subsequent to the Transactions, the 1996 Fund was no longer included in our results and therefore no unrealized gains (losses) of carried interest attributable to the 1996 Fund are included for the nine months ended September 30, 2010.

        For the nine months ended September 30, 2010, approximately 23% of net unrealized gains from changes in value were attributable to increased share prices of various publicly held investments, the most significant of which were Dollar General Corporation (NYSE: DG) and Legrand Holdings S.A. (ENXTPA: LR). Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were East Resources, Inc. (energy sector), HCA Inc. (healthcare sector), and Alliance Boots GmbH (healthcare sector). The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of East Resources, Inc., an increase that reflects the valuation of an agreement to exit the remainder of the investment in the second half of 2010.

        For the nine months ended September 30, 2009, approximately 41% of net unrealized gains from changes in value were attributable to increased share prices of various publicly held investments, the most significant of which were Legrand Holdings S.A. (ENXTPA: LR), Avago Technologies Limited (Nasdaq: AVGO, which went public in the third quarter of 2009), Sealy Corporation (NYSE: ZZ) and Rockwood Holdings, Inc. (NYSE: ROC), Inc. Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were HCA Inc. (healthcare sector), Alliance Boots GmbH (healthcare sector) and KKR Debt Investors S.à r.l. (financial services sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

        Dividend income for the nine months ended September 30, 2010 consists primarily of dividends earned from HCA Inc., Visant Corporation and Legrand Holdings S.A.

        The amount of carried interest earned during the nine months ended September 30, 2010 for those funds and vehicles eligible to receive carried interest amounted to $696.9 million, of which the carry pool was allocated approximately 40% with the remaining 60% allocated to KKR and KKR Holdings based on their respective ownership percentages. The decrease in other investment income (loss) of $129.4 million relates primarily to the exclusion of investment gains and losses on capital invested by or on behalf of the general partners of our private equity funds in 2010. In connection with the Transactions on October 1, 2009, all capital invested by or on behalf of the general partners of our private equity funds prior to October 1, 2009 was retained, and was not contributed to the KKR Group Partnerships. Additionally, capital invested by or on behalf of the general partners of our private equity funds subsequent to October 1, 2009 is included in our capital markets and principal activities segment. Accordingly, returns on the aforementioned invested capital are not included in our Private Markets segment information for periods subsequent to October 1, 2009 and as such are not included in our segment results for the nine months ended September 30, 2010.

Economic Net Income (Loss)

        Economic net income in our Private Markets segment was $522.6 million for the nine months ended September 30, 2010, a decrease of $445.5 million, compared to economic net income of $968.1 million for the nine months ended September 30, 2009. The decreased investment income described above was the main contributor to the period over period decline in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2009 to September 30, 2010.

December 31, 2009 AUM	$38,842,900
New Capital Raised	542,400
Distributions	(2,684,700)
Foreign Exchange	(228,900)
Change in Value	5,407,000

September 30, 2010 AUM	$41,878,700

        AUM in our Private Markets segment was $41.9 billion at September 30, 2010, an increase of $3.0 billion, or 7.8%, compared to $38.8 billion at December 31, 2009. The increase was primarily attributable to $5.4 billion of net unrealized gains resulting from changes in the market values of our private equity portfolio companies, as well as $0.5 billion in new capital raised relating primarily to our natural resources initiative as well as a new private equity co-investment vehicle. The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $2.4 billion, $0.9 billion, $0.5 billion, $0.4 billion, and $0.4 billion in our 2006 Fund, Millennium Fund, European Fund, European Fund II and Asian Fund, respectively. Approximately 23% of the net change in value for the nine months ended September 30, 2010 was attributable to changes in share prices of various publicly listed investments, notably increases in Dollar General Corporation (NYSE: DG) and Legrand Holdings S.A. (ENXTPA: LR). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to HCA Inc. (healthcare sector), East Resources, Inc. (energy sector) and Alliance Boots GmbH (healthcare sector), and unrealized losses relating to Energy Future Holdings Inc. (energy sector). The increased valuations, in the aggregate, generally related to improvements in individual company performance. The increase in value described above was partially offset by distributions from our funds totaling $2.7 billion comprised of $2.1 billion of realized gains and $0.6 billion of return of original cost.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2009 to September 30, 2010:

December 31, 2009 FPAUM	$36,484,400
New Capital Raised	534,500
Distributions	(788,100)
Foreign Exchange	(230,900)
Change in Value	32,400

September 30, 2010 FPAUM	$36,032,300

        FPAUM in our Private Markets segment was $36.0 billion at September 30, 2010, a decrease of $0.5 billion, or 1.2%, compared to $36.5 billion at December 31, 2009. The decrease was primarily attributable to distributions of $0.8 billion in our private equity funds representing a reduction of invested capital associated with realization activity and a $0.2 billion decrease related to foreign exchange adjustments on foreign denominated commitments and invested capital. These decreases were partially offset by new capital raised of $0.5 billion relating primarily to our natural resources initiative as well as a new private equity co-investment vehicle.

Committed Dollars Invested

        Committed dollars invested were $2.2 billion for the nine months ended September 30, 2010, an increase of $0.5 billion from the nine months ended September 30, 2009. The increase was due primarily to an increase in the transaction volume of private equity investments closed during the first nine months of 2010 as compared with the first nine months of 2009.

Uncalled Commitments

        As of September 30, 2010, our Private Markets segment had $12.5 billion of remaining uncalled capital commitments that could be called for investment in new transactions.

Public Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fees
Management and Incentive Fees:
Management Fees	$14,208	$12,314	$40,700	$36,359
Incentive Fees	9,555	4,472	30,405	4,472

Total Management and Incentive Fees	23,763	16,786	71,105	40,831

Net Transaction Fees:
Transaction Fees	1,672	—	9,825	—
Fee Credits	(742)	—	(6,338)	—

Net Transaction Fees	930	—	3,487	—

Total Fees	24,693	16,786	74,592	40,831

Expenses
Employee Compensation and Benefits	7,708	5,659	22,324	17,178
Other Operating Expenses	3,775	4,795	11,613	15,518

Total Expenses	11,483	10,454	33,937	32,696

Fee Related Earnings	13,210	6,332	40,655	8,135

Investment Income
Gross Carried interest	1,131	—	2,583	—
Less: Allocation to KKR carry pool	(452)	—	(1,033)	—

Net carried interest	679	—	1,550	—
Other investment income (Loss)	148	(2,236)	530	(4,307)

Total Investment Income (Loss)	827	(2,236)	2,080	(4,307)

Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	14,037	4,096	42,735	3,828
Income (Loss) Attributable to Noncontrolling Interests	125	—	380	—

Economic Net Income	$13,912	$4,096	$42,355	$3,828

Assets under management (period end)	$13,619,800	$13,051,300	$13,619,800	$13,051,300

Fee paying assets under management (period end)	$6,672,900	$5,957,100	$6,672,900	$5,957,100

Committed Dollars Invested	$190,900	$—	$378,100	$—

Uncalled Commitments (period end)	$1,255,500	$—	$1,255,500	$—

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Fees

        Our Public Markets segment earned fees of $24.7 million for the three months ended September 30, 2010, an increase of $7.9 million, or 47.1%, from $16.8 million for the three months ended September 30, 2009. The increase is primarily the result of an increase in incentive fee income from KFN of $5.1 million, from $4.5 million for the three months ended September 30, 2009 to $9.6 million for the three months ended September 30, 2010. The increase in incentive fee income is a result of an improvement in KFN's financial performance. Total fees also increased due to an increase in management fees of $1.9 million attributable to new capital raised and an increase in NAV. In addition, our Public Markets segment earned $0.9 million of net transaction fees during the three months ended September 30, 2010. No transaction fees were earned during the three months ending September 30, 2009. Transaction fees are negotiated separately for each completed transaction based on the services that were provided and also vary depending on the nature of the investment being made.

Expenses

        Expenses in our Public Markets segment were $11.5 million for the three months ended September 30, 2010, an increase of $1.0 million, or 9.5%, from $10.5 for the three months ended September 30, 2009. The increase was primarily due an increase in employee compensation and benefits expense of $2.0 million which is primarily attributable to increased headcount. Partially offsetting the increase in employee compensation and benefits was a decrease in other operating expenses of $1.0 million, which was largely due to expense reductions across the segment.

Fee Related Earnings

        Fee related earnings in our Public Markets segment were $13.2 million for the three months ended September 30, 2010, an increase of $6.9 million from $6.3 million for the three months ended September 30, 2009. The increase in fee related earnings is primarily due to the increase in fees described above.

Investment Income (Loss)

        Our Public Markets segment had investment income of $0.8 million for the three months ended September 30, 2010, an increase of $3.0 million from a loss of $2.2 million for the three months ended September 30, 2009. The increase was primarily driven by net carried interest earned in the period ended September 30, 2010 and an increase in the market value of certain investments in an affiliate that are carried at fair value with unrealized gains reflected in other investment income.

Economic Net Income

        Economic net income in our Public Markets segment was $13.9 million for the three months ended September 30, 2010, an increase of $9.8 million from economic net income of $4.1 million for the three months ended September 30, 2009. The increase in fee related earnings and investment income (loss) described above were the main contributors to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from June 30, 2010 to September 30, 2010:

June 30, 2010 AUM	$13,367,200
New Capital Raised	416,900
Distributions	(260,100)
Foreign Exchange	—
Change in Value	95,800

September 30, 2010 AUM	$13,619,800

        AUM in our Public Markets segment totaled $13.6 billion at September 30, 2010, an increase of $0.3 billion, or 1.9%, from $13.4 billion at June 30, 2010. The increase was driven by $0.4 billion of new capital raised relating to separately managed accounts and our mezzanine fund, as well as a net increase in the NAV of our investment vehicles of $0.1 billion. The increase in fund values is primarily due to appreciation in fixed income asset prices during the period. These increases were partially offset by $0.3 billion of redemptions in our liquid credit separately managed accounts.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from June 30, 2010 to September 30, 2010:

June 30, 2010 FPAUM	$6,325,900
New Capital Raised	416,700
Distributions	(260,100)
Foreign Exchange	—
Change in Value	190,400

September 30, 2010 FPAUM	$6,672,900

        FPAUM in our Public Markets segment totaled $6.7 billion at September 30, 2010, an increase of $0.3 billion, or 5.5%, from $6.3 billion at June 30, 2010. The increase was driven by $0.4 billion of new capital raised relating to separately managed accounts and our mezzanine fund, as well as a net increase in the NAV of certain investment vehicles of $0.2 billion. The increase in fund values is primarily due to appreciation in fixed income asset prices during the period. These increases were partially offset by $0.3 billion of redemptions in our liquid credit separately managed accounts. For additional discussion of our investment funds, structured finance vehicles, and separately managed accounts, please see "Business."

Committed Dollars Invested

        Committed dollars invested were $0.2 billion for the three months ended September 30, 2010. There were no committed dollars invested to any of our public markets investment vehicles for the three months ended September 30, 2009.

Uncalled Commitments

        As of September 30, 2010, our Public Markets segment had $1.3 billion of uncalled capital commitments that could be called for investments in new transactions.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Fees

        Our Public Markets segment earned fees of $74.6 million for the nine months ended September 30, 2010, an increase of $33.8 million, or 82.7%, from $40.8 million for the nine months ended September 30, 2009. The increase is primarily the result of an increase in incentive fee income from KFN of $25.9 million, from $4.5 million for the nine months ended September 30, 2009 to $30.4 million for the nine months ended September 30, 2010. The increase in incentive fee income is a result of an increase in KFN's financial performance. Total fees also increased due to an increase in management fees of $4.4 million attributable to new capital raised and an increase in NAV. In addition, our Public Markets segment earned $3.5 million of net transaction fees during the nine months ended September 30, 2010. No transaction fees were earned during the nine months ended September 30, 2009. Transaction fees are negotiated separately for each completed transaction based on the services that were provided and also vary depending on the nature of the investment being made.

Expenses

        Expenses in our Public Markets segment were $33.9 million for the nine months ended September 30, 2010, an increase of $1.2 million, or 3.8%, from $32.7 for the nine months ended September 30, 2009. The increase was primarily due an increase in employee compensation and benefits expense of $5.1 million which is primarily attributable to increased headcount. Partially offsetting the increase in employee compensation and benefits was a decrease in other operating expenses of $3.9 million, which was largely due to expense reductions across the segment.

Fee Related Earnings

        Fee related earnings in our Public Markets segment were $40.7 million for the nine months ended September 30, 2010, an increase of $32.5 million from $8.1 million for the nine months ended September 30, 2009. The increase in fee related earnings is primarily due to the increase in fees described above.

Investment Income (Loss)

        Our Public Markets segment had investment income of $2.1 million for the nine months ended September 30, 2010, an increase of $6.4 million from the nine months ended September 30, 2009. The increase was primarily driven by net carried interest earned in the period ended September 30, 2010 as a result of the favorable performance of our investment vehicles and an increase in the market value of certain investments in an affiliate that are carried at fair value with unrealized gains reflected in other investment income.

Economic Net Income

        Economic net income in our Public Markets segment was $42.4 million for the nine months ended September 30, 2010, an increase of $38.5 million from economic net income of $3.8 million for the nine months ended September 30, 2009. The increase in fee related earnings described above was the main contributor to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2009 to September 30, 2010:

December 31, 2009 AUM	$13,361,300
New Capital Raised	976,900
Distributions	(1,222,600)
Foreign Exchange	—
Change in Value	504,200

September 30, 2010 AUM	$13,619,800

        AUM in our Public Markets segment was $13.6 billion at September 30, 2010, an increase of $0.3 billion, or 1.9%, compared to $13.4 billion at December 31, 2009. The increase was driven by $1.0 billion of new capital raised relating to separately managed accounts and our mezzanine fund, as well as an increase in the NAV of our investment vehicles of $0.5 billion. The increase in fund values is primarily due to appreciation in fixed income asset prices during the period. These increases were partially offset by $1.2 billion of redemptions in our liquid credit separately managed accounts.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2009 to September 30, 2010:

December 31, 2009 FPAUM	$6,295,400
New Capital Raised	901,300
Distributions	(1,222,600)
Foreign Exchange	—
Change in Value	698,800

September 30, 2010 FPAUM	$6,672,900

        FPAUM in our Public Markets segment totaled $6.7 billion at September 30, 2010 an increase of $0.4 billion, or 6.0%, from $6.3 billion at December 31, 2009. The increase in FPAUM was primarily driven by $0.9 billion of new capital raised related to separately managed accounts and our mezzanine fund, as well as an increase in the NAV of certain investment vehicles of $0.7 billion. The increase in fund values is primarily due to appreciation in fixed income asset prices during the period. These increases were partially offset by $1.2 billion of redemptions in our liquid credit separately managed accounts.

Committed Dollars Invested

        Committed dollars invested were $0.4 billion for the nine months ended September 30, 2010. There were no committed dollars invested in any of our public markets investment vehicles for the nine months ended September 30, 2009.

Uncalled Commitments

        As of September 30, 2010, our Public Markets segment had $1.3 billion of uncalled capital commitments that could be called for investments in new transactions.

Capital Markets and Principal Activities Segment

        The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three and nine months ended September 30, 2010 and 2009. The Capital Markets and Principal Activities segment was formed upon completion of the Transactions by combining our capital markets business with the assets and liabilities of KPE. As a result, we have reclassified the results of our capital markets business since inception into this segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fees
Management and Incentive Fees:
Management Fees	$—	$—	$—	$—
Incentive Fees	—	—	—	—

Total Management and Incentive Fees	—	—	—	—

Net Monitoring and Transaction Fees:
Monitoring Fees	—	—	—	—
Transaction Fees	19,146	10,389	58,726	14,556
Fee Credits	—	—	—	—

Net Transaction and Monitoring Fees	19,146	10,389	58,726	14,556

Total Fees	19,146	10,389	58,726	14,556

Expenses
Employee Compensation and Benefits	3,487	3,049	11,251	7,744
Other Operating Expenses	2,248	1,387	6,115	3,985

Total Expenses	5,735	4,436	17,366	11,729

Fee Related Earnings	13,411	5,953	41,360	2,827

Investment Income
Gross Carried interest	—	—	—	—
Less: Allocation to KKR carry pool	—	—	—	—

Net carried interest	—	—	—	—
Other investment income (loss)	117,334	(959)	820,741	(3,243)

Total Investment Income (loss)	117,334	(959)	820,741	(3,243)

Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	130,745	4,994	862,101	(416)
Income (Loss) Attributable to Noncontrolling Interests	1,048	123	1,857	68

Economic Net Income	$129,697	$4,871	$860,244	$(484)

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Fees

        Fees in our Capital Markets and Principal Activities segment were $19.1 million for the three months ended September 30, 2010, an increase of $8.7 million, from the three months ended September 30, 2009. The increase was due to an increase in the number of capital markets transactions during the period. We completed 13 capital markets transactions in the third quarter of 2010 comprised of underwriting, syndication and other capital markets services, as compared to 5 transactions in the third quarter of 2009. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Expenses were $5.7 million for the three months ended September 30, 2010, an increase of $1.3 million, or 29.3%, from the three months ended September 30, 2009. The increase was primarily due to a $0.4 million increase in employee compensation and benefits expense relating primarily to an increase in incentive compensation reflecting higher expected compensation in 2010 resulting from the improved overall financial performance of our capital markets business. In addition, other operating expenses increased by $0.9 million as a result of higher professional fees and administrative costs resulting from the increase in capital markets activity.

Fee Related Earnings

        Due primarily to the increases in fees described above, fee related earnings in our Capital Markets and Principal Activities segment were $13.4 million for the three months ended September 30, 2010, an increase of $7.5 million, as compared to fee related earnings of $6.0 million during the three months ended September 30, 2009.

Investment Income (Loss)

        Investment income was $117.3 million for the three months ended September 30, 2010, an increase of $118.3 million as compared to an investment loss of $1.0 million for the three months ended September 30, 2009. The third quarter 2010 amounts primarily reflect $100.7 million of net unrealized gains, $8.2 million of dividend income, $6.3 million of net realized gains and $2.1 million of net interest income. The net unrealized gains were comprised of $120.8 million of net unrealized appreciation of private equity investments and $20.1 million of net depreciation of other investments (total net unrealized gains included reversals of previously recorded unrealized appreciation of $4.3 million related to the sale of investments). Net realized gains were comprised of $3.8 million of realized gains from the sale of certain private equity investments, and $2.5 million gains from the sale of other investments. The third quarter 2009 amounts did not include the results of the assets acquired from KPE since the Transactions were completed on October 1, 2009. Accordingly, the third quarter 2009 amounts primarily reflect interest expense at our capital markets business. See—Liquidity—Sources of Cash."

Economic Net Income (Loss)

        Economic net income in our Capital Markets and Principal Activities segment was $129.7 million for the three months ended September 30, 2010, an increase of $124.8 million, as compared to economic net income of $4.9 million for the three months ended September 30, 2009. The increase in investment income as described above was the main contributor to the increase in economic net income.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Fees

        Fees in our Capital Markets and Principal Activities segment were $58.7 million for the nine months ended September 30, 2010, an increase of $44.1 million from $14.6 million for the nine months ended September 30, 2009. The increase was due to an increase in the number of capital markets transactions during the period. We completed 38 capital markets transactions during the nine months ended September 30, 2010, as compared to 7 transactions during the nine months ended September 30, 2009. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Expenses were $17.4 million for the nine months ended September 30, 2010, an increase of $5.6 million, or 48.1%, from the nine months ended September 30, 2009. The majority of the increase was comprised of a $3.5 million increase in employee compensation and benefits expense resulting from an increase in salaries and accrued bonuses in the nine month period ended September 30, 2010 in connection with increased fees when compared to the prior period. In addition, other operating expenses increased by $2.1 million primarily as a result of higher professional fees and administrative costs resulting from the increase in capital markets activity.

Fee Related Earnings

        Due primarily to the increases in fees described above, fee related earnings in our Capital Markets and Principal Activities segment were $41.4 million for the nine months ended September 30, 2010, an increase of $38.5 million, as compared to fee related earnings of $2.8 million during the nine months ended September 30, 2009.

Investment Income (Loss)

        Investment income was $820.7 million for the nine months ended September 30, 2010, an increase of $823.9 million as compared to an investment loss of $3.2 million for the nine months ended September 30, 2009. The year to date 2010 amounts primarily reflect $750.4 million of net unrealized gains, $129.9 million of dividend income, $2.4 million of net interest income and $62.0 million of net realized losses. The net unrealized gains were comprised of $598.8 million of net unrealized appreciation of private equity investments and $151.6 million of net appreciation of other investments (total net unrealized gains included reversals of previously recorded unrealized depreciation of $111.2 million related to the sale and write-off of investments). Net realized losses were comprised of $70.0 million of realized gains from the sale of certain private equity investments, and $132.0 million loss from the sale and write-off of other investments. The year to date 2009 amounts did not include the results of the assets acquired from KPE since the Transactions were completed on October 1, 2009. Accordingly, the year to date 2009 amounts primarily reflect interest expense at our capital markets business. See—Liquidity—Sources of Cash."

Segment Partners' Capital

        The following table presents our segment statement of financial condition as of September 30, 2010:

	As of September 30, 2010
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments
Cash and Cash Equivalents	$284,571	$15,149	$772,719	$1,072,439
Investments	—	—	4,520,464	4,520,464
Unrealized Carry	378,500	1,551	—	380,051
Other Assets	139,847	50,440	28,519	218,806

Total Assets	$802,918	$67,140	$5,321,702	$6,191,760

Debt Obligations	$—	$—	$759,788	$759,788
Other Liabilities	148,419	14,591	40,802	203,812

Total Liabilities	148,419	14,591	800,590	963,600

Noncontrolling Interests	(1,810)	844	20,590	19,624

Partners' Capital	$656,309	$51,705	$4,500,522	$5,208,536

Total Reportable Segments Partners' Capital	$5,208,536
Certain Equity-Based Compensation	702

Total KKR Group Partnerships Partners' Capital	5,209,238
Cumulative Non-Cash Equity Contributions Allocable to KKR Holdings	(1,283,157)
Cumulative Distributions from KKR Group Partnerships	367,952

Total Partners' Capital Allocable to Equity Holders	4,294,033
KKR & Co. L.P. Interest in KKR Group Partnerships	30%

Subtotal	1,288,210
Impact of Income Taxes on KKR Management Holdings Corp. Equity	(71,459)
Cumulative Distributions Received by KKR & Co. from KKR Group Partnerships	(109,570)

Total KKR & Co. L.P. Partners' Capital	$1,107,181

Liquidity

        We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis involve: (i) generating cash flow from operations; (ii) generating income from investment activities; (iii) funding capital commitments that we have made to our funds; (iv) funding our growth initiatives; (v) distributing cash flow to our owners; and (vi) borrowings and repayments under credit agreements and other borrowing arrangements. As of September 30, 2010, we had an available cash balance of approximately $1.1 billion.

Sources of Cash

        Our principal source of cash consists of cash and cash equivalents contributed to the KKR Group Partnerships as part of the Transactions. We will also receive cash from time to time from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) realizations from principal investments; and (iv) borrowings under our credit facilities and other borrowing arrangements described below.

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

        We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these facilities and other borrowing arrangements:

  •
  In February 2008, the management company for our private equity funds entered into a credit agreement with a major financial institution providing for revolving borrowings of up to $1.0 billion with a $50.0 million sublimit for swingline notes and a $25.0 million sublimit for letters of credit referred to as our "Corporate Credit Agreement". The Corporate Credit Agreement has a term of five years that expires on February 26, 2013. As of September 30, 2010, $98.0 million was outstanding under this facility and the interest rate on such borrowings was approximately 1.0% as of September 30, 2010.

  •
  In February 2008, the holding company for our capital markets business entered into a credit agreement with a major financial institution referred to as our "KCM Credit Agreement". The KCM Credit Agreement provides for revolving borrowings of up to $500.0 million. This facility has a term of five years that expires in February 2013. As of September 30, 2010, there were no borrowings outstanding under this agreement. Borrowings under this facility may only be used for our capital markets business.

  •
  In June 2007, KPE's investment partnership entered into a five-year revolving credit agreement with a syndicate of lenders referred to as our "Principal Credit Agreement". The Principal Credit Agreement provides for up to $925.0 million of senior secured credit, subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. In September 2009, a wholly owned subsidiary of KKR assumed $65.0 million of commitments to the Principal Credit Agreement from one of the lenders under the agreement. This transaction effectively reduced KKR's availability under the Principal Credit Agreement to $860.0 million on a consolidated basis. As of September 30, 2010, the interest rates on borrowings under the credit agreement ranged from 1.2% to 1.3% and we had $163.9 million of borrowings outstanding.

  •
  On September 29, 2010, KKR Group Finance Co. LLC (the "Issuer"), a subsidiary of KKR Management Holdings Corp. and indirect subsidiary of the Partnership, issued $500 million aggregate principal amount of 6.375% Senior Notes (the "Senior Notes"), which were issued at a price of 99.584%. The Senior Notes are unsecured and unsubordinated obligations of the Issuer and will mature on September 29, 2020, unless earlier redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010.

        From time to time, we may borrow amounts to satisfy general short-term needs of our business by opening short-term lines of credit with established financial institutions. These amounts are generally repaid within 30 days, at which time such short-term lines of credit would close. There were no such borrowings as of September 30, 2010.

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

        The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to the funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing. In addition, as a result of the Transactions, we are responsible for the uncalled commitments once attributable to KPE's investment partnership as a partner in our private equity funds. The following table presents our uncalled commitments to our active investment funds as of September 30, 2010:

Uncalled Commitments
Private Markets
2006 Fund	$438,909
European Fund III	399,150
Asian Fund	145,323
Infrastructure Fund	50,000
E2 Investors (Annex Fund)	30,833
Natural Resources I	7,500
Other Private Markets Commitments	532

Total Private Markets Commitments	1,072,247

Public Markets
Mezzanine Fund	42,100
Capital Solutions Vehicles	15,100

Total Public Markets Commitments	57,200

Total Uncalled Commitments	$1,129,447

        Historically, we have funded commitments with cash from operations that otherwise would be distributed to our principals. We expect to fund future commitments with available cash, proceeds from realizations of principal assets and other sources of liquidity available to us.

        We and our intermediate holding company, a taxable corporation for U.S. federal income tax purposes, may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Management Holdings L.P. made an election under Section 754 of the Internal Revenue Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs, which may result in an increase in our intermediate holding company's share of the tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our intermediate holding company's share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax our intermediate holding company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

        We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our asset management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. KKR does not intend to distribute gains on principal investments, other than certain tax distributions, if any, to the extent that distributions for the relevant tax year were otherwise insufficient to cover certain tax liabilities of our partners, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships, KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For the purposes of KKR's distribution policy, our distributions are expected to consist of an amount consisting of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of our carry pool, and (iii) certain tax distributions, if any. This amount is expected to be reduced by (i) corporate and applicable local taxes if any, (ii) noncontrolling interests, and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of our business and other matters as discussed above.

        The declaration and payment of any distributions are subject to the discretion of the board of directors of the general partner of KKR & Co. L.P. and the terms of its limited partnership agreement.

There can be no assurance that distributions will be made as intended or at all or that such distributions will be sufficient to pay any particular KKR & Co. L.P. unitholder's actual U.S. or non-U.S. tax liability.

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

        In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2010 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$1,129.4	$—	$—	$—	$1,129.4
Debt payment obligations(2)	—	261.9	—	500.0	761.9
Interest obligations on debt(3)	43.2	66.5	63.8	159.5	333.0
Lease obligations	24.1	48.6	43.6	80.5	196.8

Total	$1,196.7	$377.0	$107.4	$740.0	$2,421.1

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

(2)
Subsequent to September 30, 2010, $154.1 million of outstanding borrowings was repaid under the revolving credit facility using a portion of the proceeds from the Senior Notes offering. Amount for Senior Notes offering is presented gross of unamortized discount.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming no prepayments are made and the related debt is held until its final maturity date. Future interest rates have been calculated using rates in effect as of September 30, 2010, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

        In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our consolidated and combined financial statements as of September 30, 2010 relating to indemnification obligations.

        The partnership documents governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors at the end of the life of the fund. The terms of the Transactions require that our principals remain responsible for any clawback obligation relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. Carry distributions arising subsequent to the Transactions may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships in accordance with the terms of the instruments governing the KKR Group Partnerships. As of September 30, 2010, assuming that all applicable private equity funds were liquidated at no value, the amount of carried interest distributed that would be subject to this clawback provision would be

$686.8 million, of which $463.2 million would be borne by KKR and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their September 30, 2010 fair values, the clawback obligation would have been $61.5 million, of which $55.9 million would be borne by our principals and $5.6 million would be borne by noncontrolling interest holders.

        The instruments governing certain of our private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the "net loss sharing provisions," certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of September 30, 2010, there would be zero contingent repayment obligation. If the vehicles were liquidated at zero value, the contingent repayment obligation would have been approximately $1,084.5 million as of September 30, 2010.

        Unlike the "clawback" provisions, the KKR Group Partnerships will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

        In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2010. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$13,750.9	$—	$—	$—	$13,750.9
Debt payment obligations(2)	171.4	261.8	807.2	500.0	1,740.4
Interest obligations on debt(3)	54.5	101.0	190.3	159.5	505.3
Lease obligations	24.1	48.6	43.6	80.5	196.8

Total	$14,000.9	$411.4	$1,041.1	$740.0	$16,193.4

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

(2)
Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns. Such financing arrangements include $796.4 million of financing provided through total return swaps and $182.2 million of financing provided through a term loan and revolving credit facility. These financing arrangements have been entered into with the objective of enhancing returns and are not direct obligations of the general partners of our private equity funds or our management companies. Subsequent to September 30, 2010, $154.1 million of outstanding borrowings was repaid under the revolving credit facility using a portion of the proceeds from the Senior Notes offering. Amount for Senior Notes offering is presented gross of unamortized discount.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming no prepayments are made and the related debt is held until its final maturity date. Future interest rates have been calculated using rates in effect as of September 30, 2010, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

Net Cash Provided by (Used in) Operating Activities

        Our net cash provided by (used in) operating activities was $1.2 billion and $(0.7) billion during the nine months ended September 30, 2010 and 2009, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $0.6 billion, and $(1.3) billion during the nine months ended September 30, 2010 and 2009, respectively; (ii) net realized gains (losses) on investments of $1.5 billion and $(0.4) billion during the nine months ended September 30, 2010 and 2009, respectively; and (iii) change in unrealized gains on investments of $3.3 billion and $5.9 billion during the nine months ended September 30, 2010 and 2009, respectively. These amounts are reflected as operating activities in accordance with investment company accounting.

Net Cash Provided by (Used in) Investing Activities

        Our net cash provided by (used in) investing activities was $15.3 million and $(8.6) million during the nine months ended September 30, 2010 and 2009, respectively. Our investing activities included the purchases of furniture, equipment and leasehold improvements of $7.4 million and $16.7 million, as well as a decrease in restricted cash and cash equivalents that primarily funds collateral requirements of $22.8 million and $8.1 million during the nine months ended September 30, 2010 and 2009, respectively.

Net Cash Provided by (Used in) Financing Activities

        Our net cash (used in) provided by financing activities was $(0.7) billion and $0.8 billion during the nine months ended September 30, 2010 and 2009, respectively. Our financing activities primarily included: (i) distributions net of contributions, made to noncontrolling interests, of $0.3 billion and $(0.9) billion during the nine months ended September 30, 2010 and 2009, respectively; (ii) net proceeds received net of repayment of debt obligations of $(0.3) billion and $5.8 million during the nine months ended September 30, 2010 and 2009, respectively; and (iii) distributions net of contributions to our equity holders of $60.5 million and $175.6 million during the nine months ended September 30, 2010 and 2009, respectively.

Critical Accounting Policies

        The preparation of our consolidated and combined financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of fees, expenses and investment income. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated and combined financial statements in the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions. Please see the notes to the consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q for further detail regarding our critical accounting policies.

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

        Investments measured and reported at fair value are classified and disclosed in one of the following categories:

          Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include publicly listed equities and publicly listed derivatives. In addition, securities sold, but not yet purchased and call options are included in Level I. We do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price. We classified 23% of total investments measured and reported at fair value as Level I at September 30, 2010.

          Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments which are generally included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives. We classified 8% of total investments measured and reported at fair value as Level II at September 30, 2010.

          Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private portfolio companies held through our private equity funds. We classified 69% of total investments measured and reported at fair value as Level III at September 30, 2010. The valuation of our Level III investments at September 30, 2010 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

        Approximately 23%, or $7.6 billion, and 23%, or $6.6 billion, of the value of our investments were valued using quoted market prices, which have not been adjusted, as of September 30, 2010 and December 31, 2009, respectively.

        Approximately 77%, or $25.5 billion, and 77%, or $22.4 billion, of the value of our investments were valued in the absence of readily observable market prices as of September 30, 2010 and December 31, 2009, respectively. The majority of these investments were valued using internal models with significant unobservable market parameters and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable market prices had existed. Additional external factors may cause those values, and the values of investments for which readily observable market prices exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and partners' capital that we report from time to time.

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

        Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of September 30, 2010, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a 10% immediate change in net gains (losses) from the funds' investment activities (including carried interest when applicable), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. However, we estimate the impact that the consequential decrease in investment income would have on net income attributable to KKR would be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests.

        Substantially all of the value of the investments in our consolidated fixed income funds were valued using observable market parameters, which may include quoted market prices, as of September 30, 2010 and December 31, 2009. Quoted market prices, when used, are not adjusted.

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

        KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the management fees earned. As of September 30, 2010, the amount subject to refund for which no liability has been recorded approximates $67.8 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned management fees, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the information about market risk set forth in our prospectus dated October 1, 2010 filed with the Securities and Exchange Commission on October 5, 2010.

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

        As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting:    There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        The section entitled "Litigation" appearing in Note 13 "Commitments and Contingencies" of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.    Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus dated October 1, 2010, filed with the SEC on October 5, 2010, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus. In October 2010, the EU Council of Ministers adopted a position on the proposed EU directive on alternative investment fund managers, which is subject to approval by the European Parliament. The Council also adopted CRD III, which will be effective as of January 2011.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On October 1, 2010, we granted 10,000 restricted equity units to each of the three independent directors of our general partner, KKR Management LLC, as director compensation. The restricted equity units were granted under the KKR & Co. L.P. 2010 Equity Incentive Plan and will vest on October 1, 2011 so long as the recipient continues to serve as a director of our general partner. The restricted equity units will also vest upon (i) the recipient's death or permanent disability or (ii) a Change in Control as defined in the KKR & Co. L.P. 2010 Equity Incentive Plan. We will deliver to the recipient one common unit of KKR & Co. L.P. for each vested restricted equity unit. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.

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

DATE: November 9, 2010

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
3.4
Amended and Restated Agreement of Limited Liability Company Agreement of KKR Management LLC, dated July 14, 2010, by and among the members party thereto (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on July 20, 2010)
4.1
Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on September 30, 2010).
4.2
First Supplemental Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on September 30, 2010).
10.1	Form of Restricted Equity Unit Award Agreement of KKR & Co. L.P. (Independent Directors)
10.2	Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 3, 2010).
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
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.