Form 10-K
period 2010-12-31
KKR & Co. L.P.
filed 2011-03-07
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partner interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         There was no active trading market for the registrant's common units as of June 30, 2010. As of July 15, 2010 (the date the registrant's common units began trading on the New York Stock Exchange), the aggregate market value of the common units of the registrant held by non-affiliates was approximately $2.0 billion.

         As of February 28, 2011, there were 212,770,091 common units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. L.P.

FORM 10-K
For the Year Ended December 31, 2010

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate" or the negative version of these words or other comparable words. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

        In this report, references to "KKR," "we," "us," "our" and "our partnership" refer to KKR & Co. L.P. and its consolidated subsidiaries. Prior to KKR & Co. L.P. becoming listed on the New York Stock Exchange ("NYSE") on July 15, 2010, KKR Group Holdings L.P. ("Group Holdings") consolidated the financial results of the KKR Group Partnerships (as defined below) and their consolidated subsidiaries.

        References to "our Managing Partner" are to KKR Management LLC, which acts as our general partner; references to "KKR Guernsey" are to KKR & Co. (Guernsey) L.P. (f/k/a KKR Private Equity Investors, L.P. or "KPE"); references to the "Combined Business" of KKR refer to the business of KKR that resulted from the Transactions (as defined below); references to the "KKR Group Partnerships" are to KKR Management Holdings L.P. and KKR Fund Holdings L.P., which became holding companies for the Combined Business on October 1, 2009; and references to the "KPE Investment Partnership" are to KKR PEI Investments, L.P., a lower tier partnership through which KPE made all of its investments prior to October 1, 2009.

        Unless otherwise indicated, references to equity interests in the Combined Business, or to percentage interests in the Combined Business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals in respect of the carried interest from the Combined Business as part of our "carry pool" and certain minority interests in our business that were not acquired by the KKR Group Partnerships in connection with the Transactions. References to our "principals" are to our senior employees and operating consultants who hold interests in the Combined Business through KKR Holdings L.P., which we refer to as "KKR Holdings" and references to our "senior principals" are to principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors.

        On October 1, 2009, we completed the acquisition of all of the assets and liabilities of KKR Guernsey and, in connection with such acquisition, completed a series of transactions pursuant to which the business of KKR was reorganized into a holding company structure. We refer to the acquisition of the assets and liabilities of KKR Guernsey as the "Combination Transaction," to our reorganization into a holding company structure as the "Reorganization Transactions" and to the Combination Transaction and the Reorganization Transactions collectively as the "Transactions." Our financial information for periods prior to the Transactions is, for accounting purposes, based on a group of certain combined and consolidated entities under common control of our senior principals and under the common ownership of our principals and certain other individuals who have been involved in our business, and our financial information for periods subsequent to the Transactions is, for accounting purposes, based on a group consisting of KKR & Co. L.P. and its consolidated subsidiaries.

ii

        In this report, the terms "assets under management" or "AUM" represent the assets from which we are entitled to receive fees or a carried interest and general partner capital. We calculate the amount of AUM as of any date as the sum of:

  (i)
  the fair value of the investments of our investment funds plus uncalled capital commitments from these funds;

  (ii)
  the fair value of investments in our co-investment vehicles;

  (iii)
  the net asset value of certain of our fixed income products; and

  (iv)
  the value of outstanding structured finance vehicles.

        In this report, the terms "fee paying assets under management" or "FPAUM" represent only those assets under management from which we receive fees. FPAUM is the sum of all of the individual fee bases that are used to calculate our fees and differs from AUM in the following respects: (i) assets from which we do not receive a fee are excluded (i.e., assets with respect to which we receive only carried interest); and (ii) certain assets, primarily in our private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

        In this report, the terms "fee related earnings" or "FRE" are comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a combined basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of expenses of consolidated funds; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non-recurring items.

        You should note that our calculations of AUM, FPAUM and FRE may differ from the calculations of other investment firms and, as a result, our measurements of AUM, FPAUM and FRE may not be comparable to similar measures presented by other investment firms. Our definition of AUM, FPAUM and FRE are not based on any definition of AUM, FPAUM or FRE that is set forth in the agreements governing the investment funds, vehicles or accounts that we manage.

        In this report, the term "GAAP" refers to generally accepted accounting principles in the United States.

        Unless otherwise indicated, references in this report to our fully diluted common units outstanding, or to our common units outstanding on a fully diluted basis, reflect (i) actual common units outstanding, (ii) common units into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report and (iii) common units issuable pursuant to any equity awards actually issued under the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our "Equity Incentive Plan," but do not reflect common units available for issuance pursuant to our Equity Incentive Plan for which grants have not yet been made.

iii

PART I

ITEM 1.    BUSINESS

Overview

        Led by Henry Kravis and George Roberts, we are a leading global investment firm with $61.0 billion in AUM as of December 31, 2010 and a 34-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world-class talent.

        Our business offers a broad range of investment management services to our investors and provides capital markets services to our firm, our portfolio companies and our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 185 private equity investments with a total transaction value in excess of $435 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, capital markets, infrastructure, and natural resources. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing investors and have invested meaningfully in developing relationships with new investors.

        We conduct our business through 14 offices on four continents, providing us with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. We have grown our AUM significantly, from $15.1 billion as of December 31, 2004 to $61.0 billion as of December 31, 2010, representing a compounded annual growth rate of 26.1%. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.

        As a global investment firm, we earn management, monitoring, transaction and incentive fees for providing investment management, monitoring and other services to our funds, vehicles, managed accounts, specialty finance company and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our investors and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.

        We seek to consistently generate attractive investment returns by employing world-class people, following a patient and disciplined investment approach and driving growth and value creation in our portfolio. Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants and senior advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

 Our Firm

Global Operations

        With offices in New York, Menlo Park, San Francisco, Houston, Washington, D.C., London, Paris, Hong Kong, Tokyo, Beijing, Seoul, Mumbai, Dubai and Sydney, we have established ourselves as a leading global investment firm. Our expansion outside of the United States began in 1995 when we made our first investment in Canada. Since that time, we have taken a long-term strategic approach to investing globally. We have multilingual and multicultural investment teams with local market knowledge and significant business, investment, and operational experience in the countries in which we invest. We believe that our global capabilities have helped us to raise capital, capture a greater number of investment opportunities, and assist our portfolio companies in their increasing reliance on global markets and sourcing, while enabling us to diversify our operations.

        Though our operations span multiple continents and asset classes, our investment professionals are supported by an integrated infrastructure and operate under a common set of principles and business practices that are monitored by global committees. The firm operates with a single culture that rewards investment discipline, creativity, determination, and patience and the sharing of information, resources, expertise, and best practices across offices and asset classes. When appropriate, we staff transactions across multiple offices and businesses in order to take advantage of the industry-specific expertise of our investment professionals, and we hold regular meetings in which investment professionals throughout our offices share their knowledge and experiences. We believe that the ability to draw on the local cultural fluency of our investment professionals while maintaining a centralized and integrated global infrastructure distinguishes us from other investment firms and has been a substantial contributing factor to our ability to raise funds, invest internationally, and expand our businesses.

Global Committees

        Our investment processes are overseen by investment and portfolio management committees. Our investment committees are responsible for reviewing and approving all investments made by their business units, monitoring due diligence practices, and providing advice in connection with the structuring, negotiation, execution, and pricing of investments. Our portfolio management function is responsible for working with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored.

Our Segments

Private Markets

        Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. These investment funds and co-investment vehicles are managed by Kohlberg Kravis Roberts & Co. L.P., a registered investment adviser. We also manage investments in infrastructure and in natural resources. As of December 31, 2010, the segment had $46.2 billion of AUM and our actively investing funds included geographically differentiated investment funds and vehicles with over $12.6 billion of unused capital commitments, providing a significant source of capital that may be deployed globally.

Private Markets Assets Under Management(1)
($ in billions)

(1)
For the years 2006 through 2008, assets under management are presented pro forma for the Combination Transaction and, therefore, exclude the net asset value of KPE and its former commitments to our investment funds.

        The table below presents information as of December 31, 2010 relating to our private equity funds and other Private Markets investment vehicles. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after December 31, 2010.

	As of December 31, 2010
	Investment Period		Amount
Private Markets	Commence- ment Date(1)	End Date(1)	Commit- ment(2)	Uncalled Commit- ments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost(3)	Fair Value(4)
	(Amounts in millions, except percentages)
Private Equity Funds
China Growth Fund	11/2010	11/2016	$943.8	$837.5	1.1%	$106.3	$—	$106.3	$106.3
E2 Investors (Annex Fund)	8/2009	11/2011	539.4	424.6	4.2%	114.8	—	114.8	165.9
European Fund III	3/2008	3/2014	5,956.2	3,709.6	4.5%	2,246.6	—	2,246.6	2,342.8
Asian Fund	7/2007	7/2013	3,983.2	1,567.6	2.5%	2,415.6	—	2,415.6	3,442.2
2006 Fund	9/2006	9/2012	17,642.2	4,726.5	2.1%	12,915.7	2,405.1	11,836.5	13,410.2
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	761.6	5,335.9	4,594.0
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	6,056.3	3,965.3	5,742.5
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	6,525.0	492.3	2,249.4

Total Private Equity Funds			43,901.0	11,265.8		32,635.2	15,748.0	26,513.3	32,053.3

Co-Investment Vehicles	Various	Various	3,194.4	659.3	Various	2,535.1	316.4	2,447.8	3,057.5
Natural Resources I	3/2010	10/2013	257.5	185.8	2.9%	71.7	—	71.7	71.7
Infrastructure Fund	9/2010	9/2016	515.0	515.0	9.7%	—	—	—	—

Total			$47,867.9	$12,625.9		$35,242.0	$16,064.4	$29,032.8	$35,182.5

(1)
The commencement date represents the date on which the general partner of the applicable fund commenced investment of the fund's capital for our private equity funds and the date of the first closing for our other Private Markets funds and investment vehicles. The end date represents the earlier of the date on which the general partner of the applicable fund was or will be required by the fund's governing agreement to cease making investments on behalf of the fund, unless extended by a vote of the fund investors, or the date on which the last investment was made.

(2)
The amount committed represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2010, in the case of unfunded commitments.

(3)
The remaining cost represents investors' initial investment reduced for any return of capital and realized gains from which the general partner did not receive a carry as the general partner is required to return any limited partner capital losses prior to receiving a carried interest.

(4)
Fair value refers to the value determined by us in accordance with GAAP.

Performance

        We take a long-term approach to investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and IRRs when deploying capital in these transactions. We have nearly doubled the value of capital that we have invested in our Private Markets investment funds, turning $49.2 billion of capital into $98.0 billion of value.

Amount Invested and Total Value
Private Markets Investment Funds
As of December 31, 2010

        From our inception in 1976 through December 31, 2010, our investment funds with at least 36 months of investment activity generated a cumulative gross IRR of 25.8%, compared to the 11.6% gross IRR achieved by the S&P 500 Index over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index is an unmanaged index and our returns assume reinvestment of distributions and do not reflect any fees or expenses.

        The table below presents information as of December 31, 2010 relating to the historical performance of each of our Private Markets investment funds since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since December 31, 2010 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date.

	Amount		Fair Value of Investments
						Gross IRR*		Multiple of Invested Capital**
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized	Total		Net IRR*
	($ in millions)
Legacy Funds(1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,963	—	5,963	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,792	70	14,862	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,129	9	4,138	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	11,603	834	12,437	18.0%	13.3%	2.1
Included Funds
European Fund (1999)(2)	3,085	3,085	6,525	2,249	8,774	27.5%	20.8%	2.8
Millennium Fund (2002)	6,000	6,000	6,056	5,743	11,799	25.4%	18.4%	2.0
European Fund II (2005)(2)	5,751	5,751	762	4,594	5,356	(2.0)%	(2.7)%	0.9
2006 Fund	17,642	12,916	2,405	13,410	15,815	6.6%	4.3%	1.2
Asian Fund (2007)	3,983	2,416	—	3,442	3,442	23.0%	13.4%	1.4
European Fund III (2008)(2)(3)	5,956	2,247	—	2,343	2,343	*	*	*
E2 Investors (Annex Fund) (2009)(2)(3)	539	115	—	166	166	*	*	*
Natural Resources I (2010)(3)	258	72	—	72	72	*	*	*
China Growth Fund (2010)(3)	944	106	—	106	106	*	*	*
Infrastructure Fund (2010)(3)	515	—	—	—	—	*	*	*

All Funds	$61,149	$49,184	$64,972	$33,038	$98,010	25.8%	19.2%	2.0

(1)
These funds were not contributed to the Combined Business in connection with the Transactions. The last investment for each of the 1976 Fund, the 1980 Fund, the 1982 Fund, the 1984 Fund and the 1986 Fund was liquidated on May 14, 2003, July 11, 2003, December 11, 1997, July 17, 1998 and December 29, 2004, respectively. The 1987 Fund and the 1993 Fund currently hold two investments, and it is not known when those investments will be liquidated. In the case of the 1976 Fund and the 1980 Fund, the last distributions made to fund investors occurred on May 17, 2002 and December 14, 1999, respectively.

(2)
The capital commitments of the European Fund, the European Fund II, the European Fund III and the Annex Fund include euro-denominated commitments of €196.5 million, €2,597.2 million, €2,788.8 million and €165.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2010 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to December 31, 2010. None of the European Fund III, the Annex Fund, Natural Resources I, China Growth Fund and Infrastructure Fund had invested for at least 36 months as of December 31, 2010. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

*
IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period. Net IRRs are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees. Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees. Past performance is not a guarantee of future results.

**
The multiples of invested capital measure the aggregate returns generated by a fund's investments in absolute terms. Each multiple of invested capital is calculated by adding together the total realized and unrealized values of a fund's investments and dividing by the total amount of capital invested by the fund. Such amounts do not give effect to the allocation of any realized and unrealized returns on a fund's investments to the fund's general partner pursuant to a carried interest or the payment of any applicable management fees. Past performance is not a guarantee of future results.

        For more information, see "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns on our common units."

Private Equity

        We are a world leader in private equity, having raised 16 funds with approximately $60.4 billion of capital commitments through December 31, 2010. We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages our sizeable team of operating consultants who work exclusively with our portfolio companies, as well as our senior advisors, many of whom are former chief executive officers and leaders of the business community.

Portfolio

        The following charts present information concerning the amount of capital invested by private equity funds by geography and industry through December 31, 2010. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple industries and geographies.

Dollars Invested by Geography (European Fund and Subsequent Funds as of December 31, 2010)	Dollars Invested by Industry (European Fund and Subsequent Funds as of December 31, 2010)

        Our current private equity portfolio held by our European Fund and subsequent funds consists of over 60 companies with more than $200 billion of annual revenues and more than 900,000 employees worldwide. These companies are headquartered in 18 countries and operate in 15 general industries which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions, including the current economic cycle.

Investment Approach

        Our approach to making private equity investments focuses on achieving multiples of invested capital and attractive risk-adjusted IRRs by selecting high-quality investments that may be made at attractive prices, applying rigorous standards of due diligence when making investment decisions, implementing strategic and operational changes that drive growth and value creation in acquired businesses, carefully monitoring investments, and making informed decisions when developing investment exit strategies.

        We believe that we have achieved a leading position in the private equity industry by applying a disciplined investment approach and by building strong partnerships with highly motivated management teams who put their own capital at risk. When making private equity investments, we seek out strong business franchises, attractive growth prospects, leading market positions, and the ability to generate attractive returns. We do not participate in "hostile" transactions that are not supported by a target company's board of directors.

Sourcing and Selecting Investments

        We have access to significant opportunities for making private equity investments as a result of our sizeable capital base, global platform, and relationships with leading executives from major companies, commercial and investment banks, and other investment and advisory institutions. Members of our global network frequently contact us with new investment opportunities, including a substantial number of exclusive investment opportunities and opportunities that are made available to only a very limited number of other firms. We also proactively pursue business development strategies that are designed to generate deals internally based on the depth of our industry knowledge and our reputation as a leading financial sponsor.

        To enhance our ability to identify and consummate private equity investments, we have organized our investment professionals in industry-specific teams. Our industry teams work closely with our operating consultants and senior advisors to identify businesses that can be grown and improved. These teams conduct their own primary research, develop a list of industry themes and trends, identify companies and assets in need of operational improvement, and seek out businesses and assets that they believe will benefit from our involvement. They possess a detailed understanding of the economic drivers, opportunities for value creation, and strategies that can be designed and implemented to improve companies across the industries in which we invest.

Due Diligence and the Investment Decision

        When an investment team determines that an investment proposal is worth consideration, the proposal is formally presented to an investment committee and the due diligence process commences if appropriate. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational improvement and value creation. When conducting due diligence, investment teams evaluate a number of important business, financial, tax, accounting, environmental, social, governance, legal and regulatory issues in order to determine whether an investment is suitable. In connection with the due diligence process, investment professionals spend significant amounts of time meeting with a company's management and operating personnel, visiting plants and facilities, and where appropriate speaking with other stakeholders interested in and impacted by the investment in order to understand the opportunities and risks associated with the proposed investment. Our investment professionals also use the services of outside accountants, consultants, lawyers, investment banks, and industry experts as appropriate to assist them in this process. An investment committee monitors all due diligence practices and must approve an investment before it may be made.

Building Successful and Competitive Businesses

        When investing in a portfolio company, we partner with world-class management teams to execute on our investment thesis, and we rigorously track performance through regular monitoring of detailed operational and financial metrics as well as appropriate environmental, social and governance issues. We have developed a global network of experienced managers and operating executives who assist the portfolio companies in making operational improvements and achieving growth. We augment these resources with operational guidance from our operating consultants at KKR Capstone, senior advisors, and investment teams, and with "100-Day Plans" that focus the firm's efforts and drive our strategies. We emphasize efficient capital management, top-line growth, R&D spending, geographical expansion, cost optimization, and investment for the long-term.

Realizing Investments

        We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2010, the firm has generated approximately $65.0 billion of cash proceeds from the sale of our portfolio companies in initial public offerings and secondary offerings, recapitalizations, and sales to strategic buyers. When exiting investments, our objective is to structure the exit in a manner that optimizes returns for investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committee and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.

Private Equity Fund Structures

        The private equity funds that we sponsor and manage have finite lives and investment periods. Each fund is organized as a single partnership or a combination of separate domestic and overseas partnerships, and each partnership is controlled by a general partner. Private equity fund investors are limited partners who agree to contribute a specified amount of capital to the fund from time to time for use in qualifying investments during the investment period, which generally lasts up to six years depending on how quickly capital is deployed. Each private equity fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments.

        We enter into management agreements with our private equity funds pursuant to which we receive management fees in exchange for providing the funds with management and other services. These management fees are calculated based on the amount of capital committed to a fund during the investment period and thereafter on the cost basis of the fund's investments, which causes the fees to be reduced over time as investments are liquidated. These management fees are paid by private equity fund investors, who generally contribute capital to the fund in order to allow the fund to pay the fees to us. Our funds generally allocate management fees across individual investments and, as and when an investment generates returns, 20% of the allocated management fee is required to be returned to investors before a carried interest may be paid.

        We also enter into monitoring agreements with our portfolio companies pursuant to which we receive periodic monitoring fees in exchange for providing them with management, consulting, and other services, and we typically receive transaction fees from portfolio companies for providing them with financial, advisory and other services in connection with specific transactions. In some cases, we may be entitled to other fees that are paid by an investment target upon closing a transaction or when a potential investment is not consummated. Our private equity fund agreements typically require us to share 80% of any advisory and other fees that are allocable to a fund (after reduction for expenses incurred allocable to a fund from unconsummated transactions) with fund investors.

        In addition, the agreements governing our private equity funds enable investors in those funds to reduce their capital commitments available for further investments, on an investor-by-investor basis, in the event certain "key persons" (for example, both of Messrs. Kravis and Roberts, and, in the case of certain geographically or product focused funds, one or more of the executives focused on such funds) cease to be actively involved in the management of the fund. While these provisions do not allow investors to withdraw capital that has been invested or cause a fund to terminate, the occurrence of a "key man" event could cause disruption in our business, reduce the amount of capital that we have available for future investments, and make it more challenging to raise additional capital in the future.

        To the extent investors in our private equity funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our private equity funds, our principals, or our affiliates under the federal securities laws and state laws. While the general partners and investment advisers to our private equity funds, including their directors, officers, other employees, and affiliates, are generally indemnified by the private equity funds to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our private equity funds, such indemnity does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

        Because private equity fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our private equity fund documents generally require the general partners of the funds to make minimum capital commitments to the funds. The amounts of these commitments, which are negotiated by fund investors, generally range from 2% to 4% of a fund's total capital commitments at final closing. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and acquires a capital interest in the investment that is not subject to a carried interest or management fees. Prior to the Transactions, these capital contributions were funded with cash from operations that otherwise would be distributed to our principals. Subsequent to the Transactions, these general partner commitments are made through our Capital Markets and Principal Activities segment.

Other Private Equity Investment Vehicles

        E2 Investors (Annex Fund).    We established the Annex Fund in 2009 to enable investors in the European Fund II and the Millennium Fund to make additional investments in portfolio companies of the European Fund II, which had already been fully invested. This fund has several features that distinguish it from our other private equity funds, including: (i) it does not pay a management fee to us; (ii) its general partner is only entitled to a carried interest after netting any losses, costs, and expenses relating to European Fund II and certain Millennium Fund investments from the profits of the Annex Fund investments; and (iii) no transaction or incremental monitoring fees are charged in connection with investments in which the Annex Fund participates. In addition, certain investors transferred a portion of their European Fund III commitments to the Annex Fund, which proportionately reduced the commitments available to the European Fund III and the overall amount of management fees payable by the European Fund III to us.

        Other Private Equity Products.    The amount of equity used to finance leveraged buyouts has increased significantly in recent years, creating significant opportunities to offer co-investment opportunities to both fund investors and other third parties. We have capitalized on this opportunity by building out our capital markets and distribution capabilities and creating new investment structures and products that allow us to syndicate a portion of the equity needed to finance acquisitions. These structures include co-investment vehicles and a principal-protected private equity product, many of which entitle the firm to receive management fees and/or carry. As of December 31, 2010, we had $2.9 billion of AUM in products of this type.

        Legacy Private Equity Funds.    The investment period for each of the 1996 Fund and all prior funds has ended. Because the general partners of these funds are not expected to receive meaningful proceeds from further realizations, interests in the general partners were not contributed to the Combined Business in connection with the Transactions. KKR will, however, continue to provide the legacy funds with management and other services until their liquidation. While we do not expect to receive meaningful fees for providing these services, we do not believe that the ongoing administration of the funds will materially interfere with the firm's operations or generate any material costs for the firm.

Natural Resources

        We manage direct investments in natural resources assets, such as oil and natural gas properties. These investment products seek to generate returns through the production of the underlying natural resources while providing investors with exposure to commodity prices. As of December 31, 2010, we had received $257.5 million of commitments to this strategy.

Infrastructure

        We manage investments in infrastructure assets in order to capitalize on the growing demand for global infrastructure investment. We believe that the global infrastructure market provides an opportunity for the firm's combination of private investment, operational improvement, and stakeholder engagement skills. This strategy seeks to achieve returns through the acquisition and operational improvement of assets important to the functioning of the economy and also to provide current income. As of December 31, 2010, we had received $515.0 million of commitments to our Infrastructure Fund and managed $1.1 billion of infrastructure investments through a separately managed account.

Public Markets

        Through our Public Markets segment, we manage a specialty finance company, a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in liquid credit strategies, such as leveraged loans and high yield bonds, and less liquid credit products such as mezzanine debt and special situations investments. These funds, vehicles and accounts are managed by KKR Asset Management LLC (which we refer to as "KAM"), an SEC registered investment adviser. We intend to continue to grow this business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at every level of the capital structure and across market cycles.

        As of December 31, 2010, this segment had $14.8 billion of AUM, comprised of $1.4 billion of assets managed in a publicly traded specialty finance company, $7.9 billion of assets managed in structured finance vehicles and $5.5 billion of assets managed in other types of investment vehicles and separately managed accounts. The following chart presents the growth in the AUM of our Public

Markets segment from the commencement of its operations in August 2004 through December 31, 2010.

Public Markets Assets Under Management(1)
($ in billions)

(1)
For years 2006 through 2008, assets under management are presented pro forma for the Combination Transaction and, therefore, exclude the net asset value of KPE and its former commitments to our investment funds.

        We launched our Public Markets business in August 2004. In connection with the formation of this business, we hired additional investment professionals with significant experience in evaluating and managing debt investments, including investments in corporate loans and debt securities, structured products and other fixed income instruments, and built out an investment platform for identifying, assessing, executing, monitoring and realizing investments. As the platform has expanded, we have continued to add investment professionals, including a team of public equity investors, with whom we believe that we can develop a public equity strategy.

Performance

        We generally review our performance in the Public Markets segment by investment strategy as opposed to by investor vehicle. The following chart presents information on the returns of our key strategies from inception to December 31, 2010.

Inception-to-Date Annualized Gross Performance vs. Benchmark(1) by Strategy

(1)
The Benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the "S&P/LSTA Loan Index") and the Bank of America Merrill Lynch High Yield Master II Index (the "BoAML HY Master II Index" and, together with the S&P/LSTA Loan Index, the "Indices"). The S&P/LSTA Loan Index is an index that comprises all loans that meet the inclusion criteria and that have marks from the LSTA/LPC mark-to-market service. The inclusion criteria consist of the following: (i) syndicated term loan instruments consisting of term loans (both amortizing and institutional), acquisition loans (after they are drawn down) and bridge loans; (ii) secured; (iii) U.S. dollar denominated; (iv) minimum term of one year at inception; and (v) minimum initial spread of LIBOR plus 1.25%. The BoAML HY Master II Index is a market value weighted index of below investment grade U.S. dollar denominated corporate bonds publicly issued in the U.S. domestic market. "Yankee" bonds (debt of foreign issuers issued in the U.S. domestic market) are included in the BoAML HY Master II Index provided that the issuer is domiciled in a country having investment grade foreign currency long-term debt rating. Qualifying bonds must have maturities of one year or more, a fixed coupon schedule and minimum outstanding of US$100 million. In addition, issues having a credit rating lower than BBB3, but not in default, are also included. The indices do not reflect the reinvestment of income or dividends and the indices are not subject to management fees, incentive allocations or expenses. It is not possible to invest directly in unmanaged indices.

(2)
The Secured Credit Unlevered carve-out performance track record is presented as supplemental information. The Secured Credit Unlevered carve-out represents performance of KKR's Secured Credit Levered composite calculated on an unlevered basis. KKR's Secured Credit Levered composite has an investment objective that allows it to invest in assets other than senior secured term loans and high yield securities, which includes asset backed securities, commercial mortgage backed securities, preferred stock, public equity, private equity and certain freestanding derivatives. In addition, KKR's Secured Credit Levered composite has employed leverage in its respective portfolios as part of its investment strategy. Gains realized with borrowed funds may cause returns to increase at a faster rate than would be the case without borrowings. If, however, investment results fail to cover the principal, interest and other costs of borrowings, returns could also decrease faster than if there had been no borrowings. Accordingly, the unlevered returns contained herein do not reflect the actual returns, and are not intended to be indicative of the future results of KKR's Secured Credit Levered composite. It is not expected that KKR's Secured Credit Levered composite will achieve comparable results. The Benchmark used for purposes of comparison for the Secured Credit strategy presented herein is the S&P/LSTA Loan Index. There are differences, in some cases, significant differences, between KKR's investments and the investments included in the Indices. For instance, KKR's composite may invest in securities that have a greater degree of risk and volatility, as well as liquidity risk, than those securities contained in the Indices.

(3)
Performance is based on a blended composite of Bank Loans Plus High Yield strategy accounts. The Benchmark used for purposes of comparison for the Bank Loans Plus High Yield strategy is based on 65% S&P/LSTA Loan Index and 35% ML HY Master II Index.

(4)
The Benchmark used for purposes of comparison for the High Yield Carve Out strategy presented herein is based on the Bank of America Merrill Lynch High Yield Master II Index. The High Yield carve-out is comprised of all investments included in KKR-sponsored portfolios that have been identified as "below investment grade" or were rated "BB" or lower at time of issuance by Standard & Poor's. The collection of investments included in the High Yield carve-out come from various investment funds, vehicles and accounts sponsored by KKR.

(5)
Performance is a blended composite of accounts in the Opportunistic Credit strategy. The Benchmark used for purposes of comparison is the BoAML HY Master II Index.

Investment Approach

        Our approach to making investments focuses on creating investment portfolios that generate attractive risk-adjusted returns by allocating capital across multiple asset classes, selecting high-quality investments that may be made at attractive prices, applying rigorous standards of due diligence when making investment decisions, subjecting investments to regular monitoring and oversight, and making buy and sell decisions based on price targets and relative value parameters. The firm employs both "top-down" and "bottom-up" analyses when making these types of investments. Our top-down analysis involves a macro analysis of relative asset valuations, long-term industry trends, business cycles, regulatory trends, interest rate expectations, credit fundamentals and technical factors to target specific industry sectors and asset classes in which to invest. From a bottoms-up perspective, our investment decision is predicated on an investment thesis that is developed using our proprietary resources and knowledge. We will invest in a company after it has undergone a due diligence analysis and the applicable investment committee has approved it.

Sourcing and Selecting Investments

        We source investment opportunities through a variety of channels, including internal deal generation strategies and the firm's global network of contacts at major companies, corporate executives, commercial and investment banks, financial intermediaries, other private equity sponsors and other investment and advisory institutions. We are also regularly provided with opportunities to invest where appropriate in the securities of our portfolio companies in connection with our private equity investments.

Due Diligence and the Investment Decision

        Once a potential investment has been identified, our investment professionals screen the opportunity and make a preliminary determination concerning whether we should proceed with a due diligence investigation. When evaluating the suitability of an investment for our funds, we employ a relative value framework and subject the investment to a rigorous due diligence. This review considers, among other things, expected returns, capital structure, credit ratings, historical and projected financial data, the issuer's competitive position, the quality and track record of the issuer's management team, margin stability, and industry and company trends. Investment professionals use the services of outside advisors and industry experts as appropriate to assist them in the due diligence process and, when relevant and permitted, leverage the knowledge and experience of our private equity professionals. A dedicated investment committee monitors all due diligence practices and must approve an investment before it may be made.

Monitoring Investments

        We monitor our portfolios of investments using daily, quarterly and annual analyses. Daily analyses include morning market meetings, industry and company pricing runs, industry and company reports and discussions with the firm's private equity investment professionals on an as-needed basis. Quarterly analyses include the preparation of quarterly operating results, reconciliations of actual results to projections and updates to financial models (baseline and stress cases). Annual analyses involve preparing annual credit memoranda, conducting internal audits, and testing compliance with monitoring and documentation requirements.

Public Markets Vehicles

KFN

        KKR Financial Holdings LLC (NYSE: KFN), or KFN, is an NYSE-listed specialty finance company that commenced operations in July 2004. Its majority-owned subsidiaries finance and invest in financial assets, including below investment grade corporate debt, marketable equity securities and private equity. Additionally, KFN has and may make additional investments in other asset classes including natural resources and real estate. Below investment grade debt includes senior secured and unsecured loans, mezzanine loans, high yield bonds, and distressed and stressed debt. We serve as the external manager of KFN under a management agreement and are entitled to receive a management fee and an incentive fee.

Structured Finance Vehicles

        Beginning in 2005, we began managing structured finance vehicles in the form of collateralized loan obligation transactions ("CLOs"). CLOs are typically structured as bankruptcy-remote, special purpose investment vehicles which acquire, monitor and, to varying degrees, manage a pool of fixed income assets. KFN conducts a majority of its business through its holdings of a majority of the voting securities of, and certain other interests in, such CLOs. The CLOs serve as long term financing for fixed income investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate for KFN and the private fixed income funds. We may receive a fee for managing certain CLOs.

Separately Managed Accounts and Investment Funds

        We have created a managed account platform that enables the firm to tailor an investment program to meet the specific risk, return and investment objectives of individual institutional investors. We also manage investment funds that make investments primarily in corporate debt and marketable and non-marketable equity securities. For managing these accounts and funds, we are entitled to receive either fees or a combination of fees and carried interest, depending on the nature of the investment program.

        The table below presents information as of December 31, 2010 relating to our Public Markets vehicles discussed above.

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee/ Carried Interest	Hurdle Rate	Duration of Capital
KFN	$1,366	$1,366	1.75%	25.0%	8.0%	Permanent(1)
Liquid Credit SMAs/Funds	3,195	3,195	0.50-1.00%	N/A	N/A	Subject to redemptions
CLOs	7,903	1,040	0.50%	N/A	N/A	10-14 Years(2)
Mezzanine and Special Situations SMAs/Funds	2,107	2,020	1.00-1.50%(3)	10.0-20.0%	8.0%	13-15 Years(2)
Strategic Capital Funds (SCF)	203	203	0.25%	N/A	N/A	In liquidation

Total	$14,774	$7,824

(1)
The management agreement may be terminated only in limited circumstances and, except for a termination arising from certain events of cause, upon the payment of a termination fee to KKR.

(2)
Term for duration of capital is since inception. Inception dates for CLOs were between 2005 and 2007 and for Mezzanine and Special Situations separately managed accounts and funds from 2009 and 2010.

(3)
Lower fees on uninvested capital in certain vehicles.

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines the assets we acquired in the Combination Transaction with our global capital markets business. Our capital markets business supports our firm, our portfolio companies and our clients by providing tailored capital markets advice and developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. To allow us to carry out these activities, we are registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe and Asia.

        The assets that we acquired in the Combination Transaction, which include investments in our private equity funds and co-investments in certain portfolio companies of such funds, provide us with a significant source of capital to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our investors and other stakeholders. We believe that the market experience and skills of professionals in our capital markets business and the investment expertise of professionals in our Private Markets and Public Markets segments will allow us to continue to grow and diversify this asset base over time.

        As of December 31, 2010, the segment had $4.8 billion of investments at fair value. The following charts present information concerning our principal assets by type, geography and industry as of December 31, 2010.

Investments By Type	Investments By Geography

Investments By Industry

Client & Partner Group

        We have developed our Client & Partner Group over the past several years to better service our existing investors and to source new investor relationships. The group is responsible for raising capital for us globally across all products, expanding our client relationships across asset classes and across types of investors, developing products to meet our clients' needs, and servicing existing investors and products.

        The following charts detail our investor base by type and geography as of December 31, 2010.

Investor Base By Type(1)	Investor Base By Geography(1)

(1)
Based on the AUM of our Private Markets investment funds (1996 Fund and onward), Private Markets co-investment vehicles, and Public Markets separately managed accounts and investment funds.

Competition

        We compete with other investment managers for both investors and investment opportunities. The firm's competitors consist primarily of sponsors of public and private investment funds, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers. We believe that competition for investors is based primarily on investment performance; business reputation; the duration of relationships with investors; the quality of services provided to investors; pricing; and the relative attractiveness of the types of investments that have been or are to be made. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.

        Some of the entities that we compete with as an investment firm have greater financial, technical, marketing and other resources and more personnel than us and, in the case of some asset classes, longer operating histories, more established relationships or greater experience. Several of our competitors also have raised, or may raise, significant amounts of capital and have investment objectives that are similar to the investment objectives of our funds, which may create additional competition for investment opportunities. Some of these competitors may also have lower costs of capital and access to funding sources that are not available to us, which may create competitive advantages for them. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which may provide them with a competitive advantage in bidding for such investments.

        We expect to compete as a capital markets business primarily with investment banks and independent broker-dealers in the United States, Europe, Asia, Australia and the Middle East. We intend to focus our capital markets activities initially on the firm, our portfolio companies and investors, but we also seek to service other third parties. While we generally target customers with whom we have existing relationships, those customers may have similar relationships with the firm's competitors, many of whom will have access to competing securities transactions, greater financial, technical or marketing resources or more established reputations than us. The limited operating history of our capital markets business could make it difficult for us to compete with established broker-dealers, participate in capital markets transactions of issuers or successfully grow the firm's capital markets business over time.

Employees, Consultants and Advisors

        As of December 31, 2010, we employed or retained the services of over 700 people worldwide:

Investment Professionals	183
Other Professionals	268
Support Staff	247

Total Employees	698
KKR Capstone	59
Senior Advisors	30

Total Employees, Consultants and Advisors	787

Investment Professionals

        Our 183 investment professionals come from diverse backgrounds in private equity, fixed income, and infrastructure and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a powerful global team for identifying attractive investment opportunities, creating value, and generating superior returns.

Other Professionals

        Our 268 other professionals come from diverse backgrounds in capital markets, capital raising, client servicing, public affairs, finance, tax, legal, human resources, and information technology. As a group, these professionals provide us with a strong team for performing capital markets activities, servicing our existing investors and creating relationships with new investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.

KKR Capstone

        We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of 59 operating consultants at KKR Capstone, who work exclusively with our investment professionals and portfolio company management teams. With executives in New York, Menlo Park, London, Hong Kong, and Beijing, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes. During the initial phases of an investment, KKR Capstone's work seeks to implement our thesis for value creation. Our operating consultants may assist portfolio companies in addressing top-line growth, cost optimization and efficient capital allocation and in developing operating and financial metrics. Over time, this work shifts to identifying challenges and taking advantage of business opportunities that arise during the life of an investment.

Senior Advisors

        To complement the expertise of our investment professionals, we have retained a team of 30 senior advisors to provide us with additional operational and strategic insights. The responsibilities of senior advisors include serving on the boards of our portfolio companies, helping us evaluate individual investment opportunities and assisting portfolio companies with operational matters. These individuals include former chief executive officers, chief financial officers and chairmen of Fortune 500 companies, as well as other individuals who have held leading positions in major corporations and public agencies worldwide. Several senior advisors also participate on our portfolio management committee, which monitors the performance of our private equity investments.

Organizational Structure

        The following simplified diagram illustrates our organizational structure as of December 31, 2010.

(1)
KKR Management LLC serves as the general partner of KKR & Co. L.P., which is governed by a Board of Directors consisting of a majority of independent directors. KKR Management LLC does not hold any economic interests in KKR & Co. L.P. and is owned by senior KKR principals.

(2)
KKR Holdings is the holding vehicle through which our principals indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with applicable lock-up, vesting and transfer restrictions. As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of December 31, 2010, KKR Holdings had a 68.8% interest in our business indirectly through its limited partner interests in the KKR Group Partnerships, namely KKR Management Holdings L.P. and KKR Fund Holdings L.P.

(3)
KKR Holdings holds special non-economic voting units in our partnership that entitle it to cast, with respect to those limited matters that may be submitted to a vote of our unitholders, a number of votes equal to the number of KKR Group Partnership Units that it holds from time to time.

(4)
Because the income of KKR Management Holdings L.P. is likely to be primarily non-qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules, we formed KKR Management Holdings Corp., which is subject to taxation as a corporation for U.S.

  federal income tax purposes, to hold our KKR Group Partnership Units in KKR Management Holdings L.P. Accordingly, our allocable share of the taxable income of KKR Management Holdings L.P. will be subject to taxation at a corporate rate. KKR Management Holdings L.P., which is treated as a partnership for U.S. federal income tax purposes, was formed to hold interests in our fee generating businesses and other assets that may not generate qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules. KKR Fund Holdings L.P., which is also treated as a partnership for U.S. federal income tax purposes, was formed to hold interests in our businesses and assets that will generate qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules. A portion of the assets held by KKR Fund Holdings L.P. and certain other assets that may generate qualifying income are also owned by KKR Management Holdings L.P.

(5)
40% of the carried interest earned in relation to our investment funds and carry paying co-investment vehicles is allocated to a carry pool from which carried interest is allocated to our principals, other professionals and selected other individuals who work in these operations. No carried interest has been allocated with respect to co-investments and privately negotiated investments acquired from KPE in the Combination Transaction.

Regulation

        Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations. As a matter of public policy, the regulatory bodies that regulate our business activities are responsible for safeguarding the integrity of the securities and financial markets and protecting investors who participate in those markets rather than protecting the interests of our unitholders.

United States

Regulation as an Investment Adviser

        We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiary KKR Asset Management LLC, both of which are registered as investment advisers under the Investment Advisers Act. These investment advisers are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.

Regulation as a Broker-Dealer

        KKR Capital Markets LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in all 50 U.S. States and U.S. territories and is a member of the Financial Industry Regulatory Authority, or FINRA. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, use and safekeeping of customers' funds and securities, capital structure, record-keeping and retention and the conduct and qualifications of directors, officers, employees and other associated persons. These requirements include the SEC's "uniform net capital rule," which specifies the minimum level of net capital that a broker-dealer must maintain, requires a significant part of the broker-dealer's assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.

United Kingdom

        KKR Capital Markets Limited, one of our subsidiaries, is authorized in the United Kingdom under the Financial Services and Markets Act 2000, or FSMA, and has permission to engage in a number of activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. Kohlberg Kravis Roberts & Co. Limited, another one of our subsidiaries, is authorized in the United Kingdom under FSMA and has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR Asset Management Ltd., another one of our subsidiaries, is authorized in the United Kingdom under FSMA and has permission to engage in a number of regulated activities including and advising on and arranging deals in relation to certain types of specified investments. FSMA and related rules govern most aspects of investment business, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Financial Services Authority is responsible for administering these requirements and our compliance with them. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain "controlled functions" within the financial services industry of officers or employees performing such functions or other similar consequences.

        KKR Capital Markets Limited and Kohlberg Kravis Roberts & Co. Limited have passports under the single market directives to offer services cross border into all countries in the European Economic Area and Gibraltar. KKR Asset Management Ltd. is in the process of applying for a similar passport.

Other Jurisdictions

        Certain other subsidiaries or funds that we advise are registered with, have been licensed by or have obtained authorizations to operate in their respective jurisdictions outside of the United States.

These registrations, licenses or authorizations relate to providing investment advice, broker-dealer activities, marketing of securities and other regulated activities. Failure to comply with the laws and regulations governing these subsidiaries and funds that have been registered, licensed or authorized could expose us to liability and/or damage our reputation.

        KKR Capital Markets LLC is also registered as an international dealer under the Securities Act (Ontario). This registration permits us to trade in non-Canadian equity and debt securities with certain types of investors located in Ontario, Canada.

        KKR Capital Markets Japan Limited, a joint-stock corporation, is a certified Class 2 broker-dealer registered under the Japanese Financial Instruments and Exchange Law of 2007.

        KKR MENA Limited, a Dubai International Financial Centre company, is licensed to arrange credit or deals in investments, advise on financial products or credit, and manage assets, and is regulated by the Dubai Financial Services Authority.

        KKR Australia Pty Limited is Australian financial services licensed and is authorized to provide advice on and deal in financial products for wholesale clients, and is regulated by the Australian Securities and Investments Commission.

        KKR Capital Markets Asia Limited is licensed by the Securities and Futures Commission in Hong Kong to carry on dealing in securities and advising on securities regulated activities.

        KKR Holdings Mauritius, Ltd. and KKR Account Adviser (Mauritius), Ltd. are unrestricted investment advisers authorized to manage portfolios of securities and give advice on securities transactions, and are regulated by the Financial Services Commission, Mauritius.

        KKR Account Adviser (Mauritius), Ltd. is registered as a foreign institutional investor with the Securities and Exchange Board of India, or SEBI, under the SEBI (Foreign Institutional Investors) Regulations, 1995, pursuant to which it is permitted to make and manage investments into listed and unlisted securities of Indian issuers.

        KKR Mauritius Direct Investments I, Ltd. is registered as an FII sub-account and is incorporated as an investment holding company in Mauritius regulated by the Financial Services Commission, Mauritius.

        KKR India Financial Services Private Limited is registered with the Reserve Bank of India as a non-deposit taking non-banking financial company and is authorized to undertake lending and financing activities.

        Afocelio Holdings Limited is registered with and regulated by the SEBI as a sub-account pursuant to which it can make investments in listed and unlisted securities of Indian issuers.

        From time to time, one or more of our investment funds may be regulated as a mutual fund by the Cayman Islands Monetary Authority.

Website and Availability of SEC Filings

        Our Internet website is www.kkr.com. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the "KKR" portion of our "Investor Relations" page on our website, then click on "SEC Filings".

        From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the "E-mail Alerts" section at under the "KKR" section of the "Investor Relations" heading at www.krr.com.

ITEM 1A.    RISK FACTORS

        Investing in our securities involves a degree of risk. Persons buying our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated and combined financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition, the risks described below are not the only risks we face. Our business, financial condition or results of operations could also be adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. In any such case, the trading price of our securities could decline and you may lose all or part of your original investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

Risks Related to Our Business

Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition.

        Our business is materially affected by conditions in the financial markets and economic conditions or events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of our investments. In addition, we may not be able to or may choose not to manage our exposure to these conditions and/or events. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the most recent downturn, the investments in our contributed private equity funds were marked down to 67% of original cost. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in net income relating to changes in market and economic conditions.

        Our funds may be affected by reduced opportunities to exit and realize value from their investments as lack of financing makes it more difficult for potential buyers to raise sufficient capital to purchase assets in our funds' portfolios, by lower than expected returns on investments, which could cause us to realize diminished or no carried interest, and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds because we can generally only raise capital for a successor fund following the substantial deployment of capital from the existing fund. In the event of poor performance by existing funds or during periods of unfavorable fundraising conditions, as have prevailed in recent years, pressures by investors for lower fees, different fee sharing arrangements for transaction or other fees, and other concessions (for example, the inclusion of performance hurdles that would require us to generate a specified return on investment prior to our right to receive carried interest) would likely continue and could increase. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed. In the circumstances described above, successor funds raised by us are also likely in many instances to be smaller than our comparable predecessor funds. Investors may also seek to redeploy capital away from certain of our fixed income or other non-private equity investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes. Any of these developments could adversely affect our future revenues, net income, cash flow, financial condition or ability to retain our employees.

        During periods of difficult market or economic conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we have invested may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. These companies may also have difficulty in expanding their businesses and operations or be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. Negative financial results in our funds' portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our operating results and cash flow. To the extent the operating performance of such portfolio companies (as well as valuation multiples) deteriorate or do not improve, our funds may sell those assets at values that are less than we projected or even at a loss, thereby significantly affecting those funds' performance and consequently our operating results and cash flow. During periods of economic difficulty, our investment funds' portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including amounts payable to us. Furthermore, negative market conditions or a specific market dislocation may result in lower investment returns for our funds, which would further adversely affect our net income. Adverse conditions may also increase the risk of default with respect to private equity, fixed income and other equity investments that we manage. Even if economic and market conditions do improve broadly, adverse conditions in particular sectors may also cause our performance to suffer.

Changes in the debt financing markets may negatively impact the ability of our private equity funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.

        In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which we may have contracted to purchase. Similarly, our portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, we or some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the operating performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, which would also likely impair the value of our investment and lead to a decrease in investment income earned by us.

Adverse economic and market conditions may adversely affect our liquidity position, which could adversely affect our business operations in the future.

        We expect that our primary liquidity needs will consist of cash required to:

  •
  continue to grow our business, including funding our capital commitments made to existing and future funds and any net capital requirements of our capital markets companies;

  •
  service debt obligations and any contingent liabilities that give rise to future cash payments;

  •
  fund cash operating expenses;

  •
  pay amounts that may become due under our tax receivable agreement with KKR Holdings; and

  •
  make cash distributions in accordance with our distribution policy.

        These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2010, we have approximately $923.7 million of remaining unfunded capital commitments to our investment funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. In addition, as of December 31, 2010, we had $500.0 million of borrowings outstanding under our credit facilities and debt securities and $756.3 million of cash and cash equivalents. While we have long-term committed financings with substantial facility limits, the terms of those facilities will expire in 2012, 2013 and 2016 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity"), and any borrowings thereunder will require refinancing or renewal, which could result in higher borrowing costs, or issuing equity. If the current credit market conditions were to worsen, we may not be able to renew all or part of these credit facilities or find alternate sources of financing on commercially reasonable terms or raise equity. In that event, our uses of cash could exceed our sources of cash, thereby potentially adversely affecting our liquidity or causing us to sell assets on unfavorable terms. In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may also put pressure on our liquidity. The holding company for our capital markets business has entered into a credit agreement that provides for revolving borrowings of up to $500 million, which can be used in connection with our ongoing business activities, including placing and underwriting securities offerings. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we may be required to borrow under our credit agreement for our capital markets business to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Regulatory capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions or to allocate our capital more efficiently across our businesses.

The "clawback" or "net loss sharing" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and investors.

        The partnership documents governing our private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. Under a "clawback" provision, upon the liquidation of a fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. Excluding carried interest received by the general partners of our 1996 Fund (which was not contributed to us in the Transactions), as of December 31, 2010, the amount of carried interest we have received that is subject to this clawback obligation was $61.5 million, assuming that all applicable private equity funds were liquidated at their December 31, 2010 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $697.0 million. Under a "net loss sharing provision," upon the liquidation of a fund, the general partner is required to contribute capital to the fund, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of December 31, 2010, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the contingent repayment obligation in connection with the net loss sharing provision as of December 31, 2010 would have been approximately $1,094.0 million.

        Prior to the Transactions, certain of our principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the Transactions require that our principals remain responsible for clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. Carry distributions arising subsequent to the Transactions may give rise to clawback obligations that may be allocated generally to carry pool participants and the Combined Business in accordance with the terms of the instruments governing the KKR Group Partnerships. Unlike the "clawback" provisions, the Combined Business will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts.

Our earnings and cash flow are highly variable due to the nature of our business and we do not intend to provide earnings guidance, each of which may cause the value of interests in our business to be volatile.

        Our earnings are highly variable from quarter to quarter due to the volatility of investment returns of most of our funds and other investment vehicles and our principal assets and the fees earned from our businesses. We recognize earnings on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our net income. Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. Fees for the years ended December 31, 2008, 2009 and 2010 were $235.2 million, $331.3 million and $435.4 million, respectively. We may create new funds or investment products or vary the terms of our funds or investment products, which may alter the composition or mix of our income from time to time. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Net income (loss) attributable to KKR & Co. L.P. for the years ended December 31, 2008, 2009 and 2010 was $(1,204.5) million, $849.7 million and $333.2 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.

        The timing and receipt of carried interest from our private equity funds are unpredictable and will contribute to the volatility of our cash flows. Carried interest is generally distributed to the general partner of a vehicle with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g. sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns on realized investments since its inception; and (iii) all of the cost has been returned to investors with respect to certain investments with a fair value below remaining cost. Carried interest payments from private equity investments depend on our funds' performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive private equity investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering or other exit. To the extent a private equity investment is not profitable, no carried interest shall be received from our private equity funds with respect to that investment and, to the extent such investment remains unprofitable, we will only be entitled to a management fee on that investment. Even if a private equity investment proves to be profitable, it may be several years before any profits can be realized in cash. We cannot predict when, or if, any realization of investments will occur. In addition, if finance providers, such as commercial and investment banks, make it difficult for potential purchasers to secure financing to purchase companies in our investment funds' portfolio, it may decrease potential realization events and the potential to earn carried interest. A downturn in the equity markets also makes it more difficult to exit investments by selling equity securities. If we were to have a realization event in a particular quarter, the event may have a significant impact on our cash flows during the quarter that may not be replicated in subsequent quarters. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our investment income, which could further increase the volatility of our quarterly results.

A decline in the pace or size of investment by our funds or an increase in the amount of transaction fees we share with our investors would result in our receiving less revenue from transaction fees, and our inability to raise additional or successor funds could have a material adverse impact on our business.

        The transaction fees that we earn are driven in part by the pace at which our funds make investments and the size of those investments. Any decline in that pace or the size of such investments would reduce our transaction fees and could make it more difficult for us to raise capital. Many factors could cause such a decline in the pace of investment, including:

  •
  the inability of our investment professionals to identify attractive investment opportunities;

  •
  competition for such opportunities among other potential acquirers;

  •
  decreased availability of capital or financing on attractive terms;

  •
  our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets; and

  •
  terms we may provide to our investors to increase the percentage of transaction or other fees we may share with them.

        Further, our current private equity funds and certain other funds and investment vehicles have a finite life and a finite amount of commitments from investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning management fees (although our funds and investment vehicles generally continue to earn management fees at a reduced fee rate after the expiration of their investment periods). For example, our 2006 Fund will end its investment period in September 2012 and has remaining uncalled capital commitments of $4.7 billion as of December 31, 2010. As the 2006 Fund draws near the end of its investment period or no longer has sufficient capital commitments to make investments, we will need to raise a successor fund for our North American private equity business. As of February 28, 2011, the 2006 Fund has committed capital to approximately $1.8 billion of pending transactions and contingent commitments, although there can be no assurance that any of these capital commitments will be drawn as contemplated for a variety of reasons, including the risk that pending transactions do not close or that contingent commitments are not deployed. To the extent we are unable to raise additional or successor funds, our AUM and revenues will likely decrease.

The investment management business is intensely competitive, which could have a material adverse impact on our business.

        We compete as an investment manager for both investors and investment opportunities. The investment management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. We believe that competition for investors is based primarily on:

  •
  investment performance;

  •
  investor liquidity and willingness to invest;

  •
  investor perception of investment managers' drive, focus and alignment of interest;

  •
  business reputation;

  •
  the duration of relationships with investors;

  •
  the quality of services provided to investors;

  •
  pricing;

  •
  fund terms (including fees); and

  •
  the relative attractiveness of the types of investments that have been or will be made.

        We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.

        Institutional investors that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining targeted asset allocations, may materially decrease or temporarily suspend making new fund investments. In addition, such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity funds, resulting in a smaller overall pool of available capital in our industry. Investors may also seek to redeploy capital away from certain of our fixed income or other investment vehicles, which permit redemptions on relatively short notice in order to meet liquidity needs or invest in other asset classes. We believe that our ability to avoid excessive redemption levels primarily depends on our funds' continued satisfactory performance, although redemptions may also be driven by other factors important to our investors, including their need for liquidity and compliance with investment mandates, even if our performance is superior. Any such redemptions would decrease our AUM and revenues. In addition, the "Volcker Rule" passed in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act is expected to severely limit or prohibit investments in private equity funds by U.S. banks (and in some cases non-U.S. banks). Financial institutions have represented an important class of investors in the past, or approximately 13% as of December 31, 2010, and it is possible that other institutions will not be available to replace this traditional source of capital for our private equity funds.

        To the extent we try to raise new capital in an increasingly competitive environment with less available capital, we could agree to terms less favorable to us as well as encounter significant difficulty in raising new capital. Such changes would adversely affect our revenues and profitability.

        A number of factors serve to increase our competitive risks:

  •
  a number of our competitors in some of our businesses may have greater financial, technical, marketing and other resources and more personnel than we do;

  •
  investors may materially decrease their allocations in new funds in light of their experiences following an economic downturn;

  •
  some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;

  •
  some of our competitors have agreed to terms on their investment funds or products that may be more favorable than our funds or products, such as lower management fees, greater fee sharing, or performance hurdles for carried interest, and therefore we may be forced to match or otherwise revise our terms to be less favorable than they have been in the past;

  •
  some of our funds may not perform as well as competitors' funds or other available investment products;

  •
  investors may reduce their investments in our funds or not make additional investments in our funds based upon their available capital or due to regulatory requirements;

  •
  our competitors have raised or may raise significant amounts of capital, and many of them have similar investment objectives and strategies to our funds, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;

  •
  some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

  •
  some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments;

  •
  our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;

  •
  there are relatively few barriers to entry impeding the formation of new funds, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major commercial and investment banks and other financial institutions, have resulted in increased competition;

  •
  some investors may prefer to invest with an investment manager that is not publicly traded, is smaller, or manages fewer investment products; and

  •
  other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

        We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Alternatively, we may experience decreased investment returns and increased risks of loss if we match investment prices, structures and terms offered by competitors. Moreover, if we are forced to compete with other investment firms on the basis of price, we may not be able to maintain our current fund fee, carried interest or other terms. There is a risk that fees and carried interest in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

        In addition, if interest rates were to rise or if market conditions for competing investment products become or are favorable and such products begin to offer rates of return superior to those achieved by our funds, the attractiveness of our funds relative to investments in other investment products could decrease. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, results of operations and cash flow.

Our structure involves complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. These structures also are subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

        The U.S. federal income tax treatment of our unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the Internal Revenue Service, or IRS, and the U.S. Department of the Treasury frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The present U.S. federal income tax treatment of owning our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. For instance, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible for us to be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, affect the tax considerations of owning our common units, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely impact your investment in our common units. See the discussion below under "—The U.S. Congress has considered legislation that would have (i) in some cases after a ten-year period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as the market price of our units, could be reduced." Our organizational documents and agreements give the Managing Partner broad authority to modify the amended and restated partnership agreement from time to time as the Managing Partner determines to be necessary or appropriate, without the consent of the unitholders, to address changes in U.S. federal, state and local income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all unitholders. For instance, the Managing Partner could elect at some point to treat us as an association taxable as a corporation for U.S. federal (and applicable state) income tax purposes. If the Managing Partner were to do this, the U.S. federal income tax consequences of owning our common units would be materially different. Moreover, certain assumptions and conventions will be applied in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to unitholders in a manner that reflects such unitholders' beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects our unitholders.

The U.S. Congress has considered legislation that would have (i) in some cases after a ten-year period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as the market price of our units, could be reduced.

        Over the past several years, a number of legislative and administrative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. Most recently, the U.S. House of Representatives on May 28, 2010 passed legislation that would have, in general, treated income and gains, including gain on sale, attributable to an interest in an investment services partnership interest, or "ISPI", as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Your interest in us, our interest in KKR Fund Holdings L.P. and the interests that KKR Fund Holdings L.P. holds in entities that are entitled to receive carried interest may have been classified as ISPIs for purposes of this legislation. The U.S. Senate considered but did not pass similar legislation. It is unclear when or whether the U.S. Congress will reconsider similar legislation or what provisions will be included in any legislation, if enacted.

        The House bill provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation. KKR's principals and other professionals could have faced additional adverse tax consequences under the legislation, which might thereby have adversely affected KKR's ability to offer attractive incentive opportunities for key personnel.

        The Obama administration has indicated it supports the adoption of legislation that similarly changes the treatment of carried interest for U.S. federal income tax purposes. In its published revenue proposals for 2012 the Obama administration proposes that the current law regarding the treatment of carried interest be changed for periods after December 31, 2011 to subject such income to ordinary income tax (which is taxed at a higher rate than the proposed blended tax rate under the House legislation). The Obama administration's published revenue proposals for 2010 and 2011 contained similar proposals.

        States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York recently considered legislation under which you could be subject to New York state income tax on income in respect of our common units as a result of certain activities of our affiliates in New York. This legislation would have been retroactive to January 1, 2010. It is unclear when or whether similar legislation will be enacted.

We depend on our founders and other key personnel, the loss of whose services would have a material adverse effect on our business, results and financial condition.

        We depend on the efforts, skills, reputations and business contacts of our principals, including our founders, Henry Kravis and George Roberts, and other key personnel, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success depends on the continued service of these individuals, who are not obligated to remain employed with us. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flows and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future.

        Our principals and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with investors in our funds and members of the business community and result in the reduction of AUM or fewer investment opportunities. For example, if any of our principals were to join or form a competing firm, our business, results and financial condition could suffer.

        Furthermore, the agreements governing our private equity funds and certain non-private equity investment funds managed by us provide that in the event certain "key persons" in these funds (for example, both of Messrs. Kravis and Roberts, and, in the case of certain geographically or product focused funds, one or more of the executives focused on such funds) generally cease to actively manage a fund, investors in the fund will be entitled to: (i) in the case of our private equity funds, reduce, in whole or in part, their capital commitments available for further investments; and (ii) in the case of certain of our fixed income or other non-private equity investment funds, withdraw all or any portion of their capital accounts, in each case on an investor-by-investor basis (which could lead possibly to a liquidation of those funds). The occurrence of such an event would likely have a significant negative impact on our revenue, net income and cash flow.

If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected.

        Our most important asset is our people, and our continued success is highly dependent upon the efforts of our principals and other professionals, and to a substantial degree on our ability to retain and motivate our principals and other key personnel and to strategically recruit, retain and motivate new talented personnel, including new principals. However, we may not be successful in these efforts as the market for qualified investment professionals is extremely competitive. Our ability to recruit, retain and motivate our professionals is dependent on our ability to offer highly attractive incentive opportunities. If legislation, such as the legislation proposed in April 2009 (and reproposed in 2010) were to be enacted, income and gains recognized with respect to carried interest would be treated for U.S. federal income tax purposes as ordinary income rather than as capital gain. Such legislation would materially increase the amount of taxes that we, our principals and other professionals would be required to pay, thereby adversely affecting our ability to offer such attractive incentive opportunities. See "—Risks Related to U.S. Taxation". In addition, there are pending laws and regulations that seek to regulate the compensation of certain of our employees. See "—Extensive Regulation of our business affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business." The loss of even a small number of our investment professionals could jeopardize the performance of our funds and other investment products, which would have a material adverse effect on our results of operations. Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability.

        Our principals generally hold interests in our business through KKR Holdings. These individuals currently receive financial benefits from our business in the form of distributions and amounts funded by KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. While all of our employees and our principals receive base salaries from us, profit-based cash amounts for certain individuals currently are borne by KKR Holdings from cash reserves based upon distributions on a portion of KKR Group Partnership Units held by KKR Holdings. There can be no assurance that KKR Holdings will have sufficient cash available to continue to make profit-based cash payments and we expect that we may be required to pay a portion, or eventually all, of these cash bonus payments as KKR Holdings becomes unable to reserve cash for bonus compensation as our principals who hold equity interests through KKR Holdings become entitled to the cash distributions on the KKR Group Partnership Units held by KKR Holdings. Moreover, our principals currently receive additional equity interests in our business through equity awards granted by KKR Holdings. Although we have not suffered any dilution due to the granting of these equity awards by KKR Holdings, we expect that we will grant some or all of the types of equity awards currently granted by KKR Holdings from our Equity Incentive Plan, which will cause dilution. In addition, we may be unwilling to grant our employees additional significant equity awards in our business, and the value of the grants and distributions they receive in respect of their existing awards may be lower than anticipated. This may limit our ability to attract, retain and motivate talented personnel. In order to recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them, which may cause a higher percentage of our revenue to be paid out in the form of compensation, which would have an adverse impact on our profit margins.

        In addition, there is no guarantee that the confidentiality and restrictive covenant agreements to which our principals are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. These agreements will expire after a certain period of time, at which point each of our principals would be free to compete against us and solicit investors in our funds, clients and employees. Depending on which entity is a party to these agreements and/or the laws applicable to them, we may not be able to enforce them or become subject to lawsuits or other claims, and these agreements might be waived, modified or amended at any time without our consent. See "Certain Relationships and Related Party Transactions, and Director Independence—Confidentiality and Restrictive Covenant Agreements."

        We strive to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with investors. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

Operational risks may disrupt our businesses, result in losses or limit our growth.

        We rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, may be subject to security risks, and the cost of maintaining such systems may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on our business. Furthermore, we depend on our principal offices in New York City, where most of our administrative personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our principal offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. Finally, we rely on third party service providers for certain aspects of our business, including for certain information systems, technology and administration, tax and compliance matters. Any interruption or deterioration in the performance of these third parties could impair the quality of our and our funds' operations and could impact our reputation and adversely affect our businesses and limit our ability to grow.

The time and attention that our principals and other employees devote to assets that were not contributed to the KKR Group Partnerships as part of the Transactions will not financially benefit the KKR Group Partnerships and may reduce the time and attention these individuals devote to the KKR Group Partnerships' business.

        As of December 31, 2010, the unrealized value of the investments held by the 1987 Fund, the 1993 Fund and the 1996 Fund totaled $912.1 million, or approximately 1.5% of our AUM. Because we believe the general partners of these funds will not receive meaningful proceeds from further realizations, we did not acquire general partner interests in them in connection with the Transactions. We will, however, continue to provide the funds with management and other services until their liquidation. While we will not receive meaningful fees for providing these services, our principals and other employees will be required to devote a portion of their time and attention to the management of those entities. The devotion of the time and attention of our principals and employees to those activities will not financially benefit the KKR Group Partnerships and may reduce the time and attention they devote to the KKR Group Partnerships' business.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

        We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies, including investment opportunities in new asset classes, developing new types of investment structures and products (such as managed accounts and structured products), and expanding into new geographic markets and businesses. We recently opened offices in Mumbai, India, Seoul, Korea and Dubai, UAE, and also developed a capital markets business in the United States, Europe and Asia, which we intend to grow and diversify. We may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

  •
  the required investment of capital and other resources;

  •
  the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk or liability;

  •
  the possibility of diversion of management's attention from our core business;

  •
  the possibility of disruption of our ongoing business;

  •
  combining or integrating operational and management systems and controls;

  •
  potential increase in investor concentration; and

  •
  the broadening of our geographic footprint, including the risks associated with conducting operations in foreign jurisdictions, including taxation.

        Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business.

        Our business is subject to extensive regulation. We are subject to regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients and investors or fail to gain new clients and investors.

        As a result of market disruption as well as highly publicized financial scandals, regulators and investors have exhibited concerns over the integrity of the U.S. financial markets. Therefore, the businesses in which we operate both in the United States and outside the United States are likely to be subject to further regulation. Any changes in the regulatory framework applicable to our business, including the potential changes described below, may impose additional expenses or capital requirements on us, result in limitations in the manner in which our business is conducted, have an adverse impact upon our financial condition, results of operations or prospects, impair executive retention or recruitment and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new regulation or regulatory framework could negatively impact our funds and us in a number of ways, including increasing the funds' or our regulatory costs, imposing additional burdens on the funds' or our staff, and potentially requiring the disclosure of sensitive information. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. New laws or regulations could make compliance more difficult, more expensive or affect the manner in which we conduct business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative investment management funds and firms, including our funds and us. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if we or any of our funds are deemed to have violated any regulations.

        Recently, there have been a number of legislative or regulatory proposals that would affect the financial sector in the United States. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that President Obama signed into law on July 21, 2010, will create a significant amount of new regulation. The Dodd-Frank Act:

  •
  establishes the Financial Stability Oversight Council, or FSOC, a federal agency charged with, among other things, designating systemically important nonbank financial companies for heightened prudential supervision and making recommendations regarding the imposition of enhanced standards regarding capital, leverage, conflicts and other requirements for financial firms deemed to pose a systemic threat to the financial health of the U.S. economy;

  •
  requires private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act (as described elsewhere in this report, Kohlberg Kravis Roberts & Co. L.P. and its wholly owned subsidiary KKR Asset Management LLC are registered as investment advisers under the Investment Advisers Act), to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies;

  •
  authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions;

  •
  requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the clawback of related incentive compensation from current and former executive officers;

  •
  amends the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of the monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower;

  •
  restricts the ability of banking organizations to sponsor or invest in private equity and hedge funds;

  •
  grants the U.S. government resolution authority to liquidate or take emergency measures with regard to troubled financial institutions that fall outside the existing resolution authority of the Federal Deposit Insurance Corporation, or FDIC; and

  •
  creates a new Consumer Financial Protection Bureau within the U.S. Federal Reserve.

        Many of these provisions are subject to further rule making and to the discretion of regulatory bodies, such as the FSOC. For example, the following notices of proposed rulemakings have recently been announced that may apply to us or our subsidiaries:

  •
  On January 25, 2011, the SEC proposed a rule to require advisers to private funds to report information for use by the FSOC in monitoring risk to the U.S. financial system. The proposed rule would create a new reporting form called Form PF.

  •
  On January 26, 2011, the FSOC proposed a rule describing the criteria that will inform, and the processes and procedures established under the Dodd-Frank Act for, the FSOC's designation of systemically important nonbank financial companies. Under the proposed rule, when contemplating the designation of a company as a systemically important nonbank financial company, the FSOC would consider six broad categories: a company's size, lack of substitutes for the financial services and products that the company provides, interconnectedness with other financial firms, leverage, liquidity risk (and maturity mismatch), and existing regulatory scrutiny. A company designated as a systemically important nonbank financial company by the FSOC would be subject to a heightened degree of regulation as discussed below.

  •
  On February 8, 2011, the Federal Reserve Board proposed a rule establishing the requirements for determining if a company is "predominantly engaged in financial activities" and defines the terms "significant nonbank financial company" and "significant bank holding company." In particular, the rule would define a "significant nonbank financial company" to mean (i) any systemically important nonbank financial company designated by the FSOC and (ii) any other nonbank financial company with $50 billion or more in total consolidated assets as determined in accordance with applicable accounting standards.

  •
  On March 2, 2011, the SEC proposed a rule as part of a joint rule-making effort with federal banking regulators designed to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and arc deemed to be excessive, or that may lead to material losses. The proposed rule would cover financial institutions with total consolidated assets of at least $1 billion, including investment advisers and broker-dealers, and provide heightened requirements for financial institutions with total consolidated assets of at least $50 billion. The application of this rule to us could require us to substantially revise our compensation strategy and affect our ability to recruit and retain qualified employees.

        If the FSOC were to determine that we were a systemically important nonbank financial company, we would be subject to a heightened degree of regulation, which could include a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve Bank. There can be no assurance that nonbank financial firms such as us will not become subject to the aforementioned restrictions or other requirements for financial firms deemed to be systemically significant to the financial health of the U.S. economy.

        In November 2010, the European Parliament and the Council of Ministers adopted the EU Directive on Alternative Investment Fund Managers, or AIFM. The Directive will apply to AIFMs established in the EU and to non-EU AIFMs marketing securities of alternative investment funds, or AIFs, in the EU, subject to certain exemptions. AIFMs established in the EU would be required to seek authorization from their home jurisdiction regulators. EU member states will be required to implement the Directive into national law, and it is expected that it will become applicable in EU member states in mid-2013. Non-EU AIFMs will be ineligible for an EU-wide passport under the Directive until the Commission adopts an implementing measure permitting such registration. Non-EU AIFMs that do not register under the Directive may continue to market fund interests to EU professional investors if and to the extent permitted under national law, subject to certain minimum conditions. The Directive will impose new operating requirements on registered AIFMs, including rules on the structure of remuneration for certain personnel, a threshold for regulatory capital and leverage limits, as well as reporting obligations in respect of controlled EU portfolio companies. Such rules could have an adverse effect on our businesses by, among other things, (i) imposing disclosure obligations and restrictions on distributions by EU portfolio companies of the funds we manage, (ii) significantly restricting marketing activities, (iii) potentially requiring changes in our compensation structures for key personnel, thereby potentially affecting our ability to recruit and retain these personnel, and (iv) potentially in effect restricting our funds' investments in companies based in EU countries. The Directive could limit, both in absolute terms and in comparison to EU-based investment managers and funds, our operating flexibility, our ability to market our funds, and our fund raising and investment opportunities, as well as expose us to conflicting regulatory requirements in the United States and the EU.

        On January 1, 2011, an amendment to the Capital Requirements Directive (CRD III) entered into force. Among other things, CRD III requires EU member states to introduce stricter controls on remuneration for key employees and risk takers within specified credit institutions and investment firms. The Committee of European Banking Supervisors, or CEBS, published guidelines on the implementation of CRD III in December 2010. Also in December 2010, the UK Financial Services Authority, or FSA, amended its Remuneration Code to reflect CRD III. One of our subsidiaries established in the UK is subject to CRD III. CRD III may potentially require changes in our compensation structures for key personnel of this subsidiary, thereby potentially affecting its ability to recruit and retain these personnel.

        We regularly rely on exemptions in the United States from various requirements of the Securities Act, the Exchange Act, the Investment Company Act of 1940, or Investment Company Act, and the U.S. Employee Retirement Income Security Act of 1974, or ERISA, in conducting our investment management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. See "—Risks Related to Our Organizational Structure—If we were deemed to be an "investment company" subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business." Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect holders of interests in our business. Consequently, these regulations often serve to limit our activities. In addition, the regulatory environment in which our fund investors operate may affect our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state laws may limit investment activities of state pension plans. We may also be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other governmental regulatory authorities or self-regulatory organizations that supervise the financial markets.

        We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act, or FCPA, as well as trade sanctions administered by the Office of Foreign Assets Control, or OFAC, and the U.S. Department of Commerce. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC and the U.S. Department of Commerce administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing investors, finding new investors, and sourcing new investments, as well as activities by the portfolio companies in our private equity portfolio or other controlled investments. Similar laws in non-U.S. jurisdictions, such as EU sanctions or the proposed provisions of the U.K. Bribery Act, as well as other anti-bribery and anti-money laundering laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC and the U.S. Department of Commerce, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also conflict with others, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery committed by companies in which we or our funds invest or which we or our funds acquire.

        In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding "pay to play" practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser's employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. There has also been similar rule-making on a state-level regarding "pay to play" practices by investment advisers, including in California and New York. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.

        Certain laws to which we are subject, such as certain environmental laws, takeover laws, anti-bribery and anti-corruption laws and antitrust laws, may impose requirements on us and our portfolio companies as an affiliated group and, in some cases, impose concepts such as joint and several liability or notification obligations on affiliates. For example, the United Kingdom recently introduced a Carbon Reduction Commitment Order, or CRC, which requires, under certain circumstances, that funds, general partners and portfolio companies participate in the CRC as a single organization and aggregate their respective energy consumption/emissions. In addition, the CRC imposes joint and several liability for compliance on the companies within a group. Similarly, our portfolio companies may be subject to contractual obligations which may impose obligations or restrictions on their affiliates. The interpretation of such contractual provisions will depend on local laws. Given that we do not control all of our portfolio companies and that our portfolio companies generally operate independently of each other, there is a risk that we could contravene one or more of such laws, regulations and contractual arrangements due to limited access and opportunities to monitor compliance. In addition, compliance with these laws or contracts could require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs.

        Our operations are subject to regulation and supervision in a number of domestic and foreign jurisdictions, and the level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. See "Business—Regulation."

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

        The investment decisions we make in our investment management business and the activities of our investment professionals on behalf of our portfolio companies may subject them and us to the risk of third-party litigation arising from investor dissatisfaction with the performance of our funds, the activities of our portfolio companies and a variety of other litigation claims. See "Legal Proceedings." By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as the risk of shareholder litigation by other shareholders of public companies or holders of debt instruments of companies in which our funds have significant investments. We are also exposed to risks of litigation or investigation in the event of any transactions that presented conflicts of interest that were not properly addressed.

        To the extent investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our private equity funds, our principals or our affiliates under federal securities law and state law. Investors in our funds do not have legal remedies against us, the general partners of our funds, our funds, our principals or our affiliates solely based on their dissatisfaction with the investment performance of those funds. While the general partners and investment advisers to our private equity funds, including their directors, officers, other employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our private equity funds, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

        If any lawsuits were brought against us and resulted in a finding of substantial legal liability, the lawsuit could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously impact our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

        In addition, with a workforce composed of many highly paid professionals, we face the risk of litigation relating to claims for compensation or other damages, which may, individually or in the aggregate, be significant in amount. The cost of settling any such claims could negatively impact our business, financial condition and results of operations.

Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

        There is a risk that our principals and employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the assets we manage. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest. If our employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.

Risks Related to the Assets We Manage

        As an investment manager, we sponsor and manage funds and vehicles that make investments worldwide on behalf of third-party investors and, in connection with those activities, are required to deploy our own capital in those investments. The investments of these funds and vehicles are subject to many risks and uncertainties which, to the extent they are material, are discussed below. In addition, we have principal investments and manage those assets on our own behalf. As a result, the gains and losses on such assets are reflected in our net income and the risks set forth below relating to the assets that we manage will directly affect our operating performance.

The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns on our common units.

        We have presented in this report certain information relating to our investment returns, such as net and gross IRRs, multiples of invested capital and realized and unrealized investment values for funds that we have sponsored and managed. The historical and potential future returns of the funds that we manage are not directly linked to returns on KKR Group Partnership Units.

        Moreover, historical returns of our funds may not be indicative of the future results that you should expect from us, which could negatively impact the fees and incentive amounts received by us from such funds. In particular, our funds' future results may differ significantly from their historical results for the following reasons:

  •
  the rates of returns of our funds reflect unrealized gains as of the applicable valuation date that may never be realized, which may adversely affect the ultimate value realized from those funds' investments;

  •
  the historical returns that we present in this report derive largely from the performance of our earlier private equity funds, whereas future fund returns will depend increasingly on the performance of our newer funds, which may have little or no investment track record, and in particular you will not benefit from any value that was created in our funds prior to the Transactions to the extent such value has been realized and we may be required to repay excess amounts previously received in respect of carried interest in our funds if, upon liquidation of the fund, we have received carried interest distributions in excess of the amount to which we were entitled;

  •
  the future performance of our funds will be affected by macroeconomic factors, including negative factors arising from recent disruptions in the global financial markets that were not prevalent in the periods relevant to the historical return data included in this report;

  •
  in some historical periods, the rates of return of some of our funds have been positively influenced by a number of investments that experienced a substantial decrease in the average holding period of such investments and rapid and substantial increases in value following the dates on which those investments were made; the actual or expected length of holding periods related to investments is likely longer than such historical periods; those trends and rates of return may not be repeated in the future;

  •
  our newly established funds may generate lower returns during the period that they take to deploy their capital;

  •
  our funds' returns have benefited from investment opportunities and general market conditions in certain historical periods that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of comparable investment opportunities or market conditions; and

  •
  we may create new funds and investment products in the future that reflect a different asset mix in terms of allocations among funds, investment strategies, geographic and industry exposure, vintage year and economic terms.

        In addition, our historical rates of return reflect our historical cost structure, which may vary in the future, and future returns will be affected by the risks described elsewhere in this report, including risks of the industry sectors and businesses in which a particular fund invests and changes in laws. See

"—Risks Related to our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition."

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

        There are no readily ascertainable market prices for a substantial majority of illiquid investments of our investment funds and our finance vehicles. When determining fair values of investments, we use the last reported market price as of the statement of financial condition date for investments that have readily observable market prices. When an investment does not have a readily available market price, the fair value of the investment represents the value, as determined by us in good faith, at which the investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. There is no single standard for determining fair value in good faith and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. When making fair value determinations, we typically use a market multiples approach that considers a specified financial measure (such as EBITDA) and/or a discounted cash flow analysis. KKR also considers a range of additional factors that we deem relevant, including the applicability of a control premium or illiquidity discount, the presence of significant unconsolidated assets and liabilities, any favorable or unfavorable tax attributes, the method of likely exit, estimates of assumed growth rates, terminal values, discount rates, capital structure and other factors. These valuation methodologies involve a significant degree of management judgment.

        Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, such quotations may not reflect the value that we would actually be able to realize because of various factors, including possible illiquidity. Our partners' capital could be adversely affected if the values of investments that we record is materially higher than the values that are ultimately realized upon the disposal of the investments and changes in values attributed to investments from quarter to quarter may result in volatility in our AUM and such changes could materially affect the results of operations that we report from period to period. There can be no assurance that the investment values that we record from time to time will ultimately be realized and that you will be able to realize the investment values that are presented in this report.

        Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of investments reflected in an investment fund's or finance vehicle's NAV do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund or finance vehicle when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund NAVs would result in losses for the applicable fund and the loss of potential carried interest and other fees. Also, if realizations of our investments produce values materially different than the carrying values reflected in prior fund NAVs, investors may lose confidence in us, which could in turn result in difficulty in raising capital for future funds.

        Even if market quotations are available for our investments, such quotations may not reflect the value that could actually be realized because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company's securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market's view of overall company and management performance.

        In addition, because we value our entire portfolio only on a quarterly basis, subsequent events that may have a material impact on those valuations may not be reflected until the next quarterly valuation date.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.

        Because many of our funds' investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, our fixed income funds use varying degrees of leverage when making investments. Similarly, in many private equity investments, indebtedness may constitute up to 70% or more of a portfolio company's total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company's indebtedness may also increase in recapitalization transactions subsequent to the company's acquisition. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our funds and our portfolio companies. Also, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness such as we experienced during 2009 would make it more expensive to finance those investments. In addition, increases in interest rates could decrease the value of fixed-rate debt investments that our specialty finance company or our funds make. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Capital markets are volatile, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.

        Investments in highly leveraged entities are also inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. The incurrence of a significant amount of indebtedness by an entity could, among other things:

  •
  subject the entity to a number of restrictive covenants, terms and conditions, any violation of which would be viewed by creditors as an event of default and could materially impact our ability to realize value from our investment;

  •
  allow even moderate reductions in operating cash flow to render it unable to service its indebtedness;

  •
  give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity's ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

  •
  limit the entity's ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors who have relatively less debt;

  •
  limit the entity's ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

  •
  limit the entity's ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.

        A leveraged company's income and equity also tend to increase or decrease at a greater rate than would otherwise be the case if money had not been borrowed. As a result, the risk of loss associated with a leveraged company is generally greater than for companies with comparatively less debt. For example, leveraged companies could default on their debt obligations due to a decrease in revenues and cash flow precipitated by an economic downturn or by poor relative performance at such a company.

        When our funds' existing portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If the current limited availability of financing for such purposes were to persist for several years, when significant amounts of the debt incurred to finance our funds' existing portfolio investments start to come due, these investments could be materially and adversely affected.

        The majority-owned subsidiaries of KFN, the publicly traded specialty finance company managed by us, regularly use and have used significant leverage to finance their assets. An inability by such subsidiaries to continue to raise or utilize leverage or to maintain adequate levels of collateral under the terms of their collateralized loan obligations could limit their ability to grow their business, reinvest principal cash, distribute cash to KFN or fully execute their business strategy, and KFN's results of operations may be adversely affected. If KFN is unable to maintain its operating results and access to capital resources, KFN could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations.

        Among the sectors particularly challenged by downturns in the global credit markets, including the downturn experienced from 2008 through 2010, are the CLO and leveraged finance markets. KFN has significant exposure to these markets through its CLO subsidiaries, each of which is a Cayman Islands incorporated special purpose company that issued to KFN and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, KFN's CLO holdings are deeply subordinated, representing the CLO subsidiary's substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to KFN in right of payment. KFN's CLO subsidiaries have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re-occur, subsist or become more acute in the future. Because KFN's CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. In July 2009, KFN surrendered for cancellation approximately $298.4 million in aggregate of notes issued to it by certain of its CLOs. The surrendered notes were cancelled and the obligations due under such notes were deemed extinguished. Certain holders of KFN's securities issued by one of KFN's CLOs challenged the surrender for cancellation and KFN subsequently reached a settlement agreement with such holders that restricts KFN's ability to restructure certain CLO debt obligations in the future, which may reduce KFN's financial flexibility in the event of future adverse market or credit conditions. In addition, certain noteholders of one of KFN's other CLOs notified KFN of a similar dispute and KFN may be notified of similar disputes by other noteholders of its CLOs in the future.

        Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

The due diligence process that we undertake in connection with our investments may not reveal all facts that may be relevant in connection with an investment.

        Before making our investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment, to identify possible risks associated with that investment and, in the case of private equity investments, to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we typically evaluate a number of important business, financial, tax, accounting, environmental and legal issues in determining whether or not to proceed with an investment. Outside consultants, legal advisors, accountants and investment banks are involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, we cannot be certain that the due diligence investigation that we will carry out with respect to any investment opportunity will reveal or highlight all relevant facts (including fraud or bribery) that may be necessary or helpful in evaluating such investment opportunity, including the existence of contingent liabilities. We also cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment.

Our investment management activities involve investments in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the capital invested.

        Many of our funds hold investments in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our funds to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is made. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing our investment returns to risks of downward movement in market prices during the intended disposition period. Accordingly, under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. We have made and expect to continue to make significant capital investments in our current and future funds. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.

The investments of our funds are subject to a number of inherent risks.

        Our results are highly dependent on our continued ability to generate attractive returns from our investments. Investments made by our private equity, credit or other investments involve a number of significant risks inherent to private equity, credit and other investing, including the following:

  •
  companies in which investments are made may have limited financial resources and may be unable to meet their obligations under their securities, which may be accompanied by a deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt;

  •
  companies in which investments are made are more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation or termination of one or more of those persons could have a material adverse impact on their business and prospects;

  •
  companies in which investments are made may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

  •
  instances of fraud and other deceptive practices committed by senior management of portfolio companies in which our funds invest may undermine our due diligence efforts with respect to such companies, and if such fraud is discovered, negatively affect the valuation of a fund's investments as well as contribute to overall market volatility that can negatively impact a fund's investment program;

  •
  our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund's term or otherwise, resulting in a lower than expected return on the investments and, potentially, on the fund itself;

  •
  our portfolio companies generally have capital structures established on the basis of financial projections based primarily on management judgments and assumptions, and general economic conditions and other factors may cause actual performance to fall short of these financial projections, which could cause a substantial decrease in the value of our equity holdings in the portfolio company and cause our funds' performance to fall short of our expectations; and

  •
  executive officers, directors and employees of an equity sponsor may be named as defendants in litigation involving a company in which an investment is made or is being made, and we or our funds may indemnify such executive officers, directors or employees for liability relating to such litigation.

We often pursue investment opportunities that involve business, regulatory, legal or other complexities.

        As an element of our investment style, we often pursue complex investment opportunities. This can often take the form of substantial business, regulatory or legal complexity that would deter other investment managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. We may cause our funds to acquire an investment that is subject to contingent liabilities, which could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for our funds. In addition, in connection with the disposition of an investment in a portfolio company, a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. A fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by a fund, even after the disposition of an investment. Any of these risks could harm the performance of our funds.

Our private equity investments are typically among the largest in the industry, which involves certain complexities and risks that are not encountered in small- and medium-sized investments.

        Our private equity funds make investments primarily in companies with relatively large capitalizations, which involves certain complexities and risks that are not encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and exiting larger deals may present incremental challenges. In addition, larger transactions may pose greater challenges in implementing changes in the company's management, culture, finances or operations, and may entail greater scrutiny by regulators, interest groups and other third parties. Recently, these constituencies have been more active in opposing some larger investments by certain private equity firms.

        In some transactions, the amount of equity capital that is required to complete a large capitalization private equity transaction has increased significantly, which has resulted in some of the largest private equity transactions being structured as "consortium transactions." A consortium transaction involves an equity investment in which two or more other private equity firms serve together or collectively as equity sponsors. While we have sought to limit where possible the amount of consortium transactions in which we have been involved, we have participated in a significant number of those transactions. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium investors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in "—Our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree." Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment.

Our funds and accounts have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree.

        Our funds and accounts hold investments that include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our funds and accounts through trading activities or through purchases of securities from the issuer. In addition, our funds and accounts may acquire minority equity interests, particularly when sponsoring investments as part of a large investor consortium, and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds or accounts retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of investments by our funds or accounts could decrease and our financial condition, results of operations and cash flow could be adversely affected. As of December 31, 2010, approximately 40% of the investments in our private equity portfolio consist of structured minority investments or investments in portfolio companies in which we share substantive control rights with two or more other private equity sponsors. In addition, most of our investments in our Public Markets funds, vehicles and accounts are in companies that we do not control.

We expect to make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.

        Many of our funds, vehicles and accounts invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2010, approximately 50% of the unrealized value of the investments of those funds and accounts was attributable to foreign investments. Investing in companies that are based in countries outside of the United States and, in particular, in emerging markets such as China,

India and Turkey, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:

  •
  the possibility of exchange control regulations, restrictions on repatriation of profit on investments or of capital invested, political and social instability, nationalization or expropriation of assets;

  •
  the imposition of non-U.S. taxes;

  •
  differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

  •
  potential exposure to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments, their officials and other third parties;

  •
  limitations on borrowings to be used to fund acquisitions or dividends;

  •
  political risks generally, including political hostility to investments by foreign or private equity investors;

  •
  less liquid markets;

  •
  reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms;

  •
  adverse fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

  •
  higher rates of inflation;

  •
  less available current information about an issuer;

  •
  higher transaction costs;

  •
  less government supervision of exchanges, brokers and issuers;

  •
  less developed bankruptcy and other laws;

  •
  greater application of concepts like equitable subordination, which may, in bankruptcy or insolvency, result in the subordination of debt or other senior interests held by our investment funds, vehicles or accounts in companies in which our investment funds, vehicles or accounts also hold equity interests;

  •
  difficulty in enforcing contractual obligations;

  •
  lack of uniform accounting, auditing and financial reporting standards;

  •
  less stringent requirements relating to fiduciary duties;

  •
  fewer investor protections; and

  •
  greater price volatility.

        Certain jurisdictions, including Denmark, France, and Germany, among others, have either proposed or adopted new rules that seek to limit the amount of interest that may be deductible where the lender and the borrower are related parties (or where third party borrowings have been guaranteed by a related party) or may seek to interpret existing rules in a more restrictive manner. These measures will most likely adversely affect portfolio companies in those jurisdictions in which our investment funds and vehicles have investments, and limit the benefits of additional investments in those countries. Our business is also subject to the risk that similar measures might be introduced in other countries in which our investment funds and vehicles currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest.

        In addition, certain countries such as Australia, China, India, South Korea, and Japan, where we have made investments, have sought to tax investment gains derived by nonresident investors, including private equity funds, from the disposition of the equity in companies operating in those countries. In some cases this development is the result of new legislation or changes in the interpretation of existing legislation and local authority assertions that investors have a local taxable presence or are holding companies for trading purposes rather than for capital purposes.

        Further, certain countries, such as Australia, Belgium, Denmark, and Germany, have sought to deny the benefits of income tax treaties or EU Directives with respect to withholding taxes on interest and dividends of nonresident entities, on the basis that the entity benefiting from such treaty or Directive is not the "owner" of the income, is a mere conduit inserted primarily to access treaty benefits or Directives, or otherwise lacks substance.

        Although we expect that most of our funds', vehicles' and accounts' capital commitments will be denominated in U.S. dollars, investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or even available at all. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See "—Risk management activities may adversely affect the return on our investments."

Third party investors in our funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund's operations and performance.

        Investors in certain of our funds make capital commitments to those funds that the funds are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for such funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. As of December 31, 2010, we have not had investors fail to honor capital calls to any extent meaningful to us. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may in the future also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

Our equity investments and many of our debt investments often rank junior to investments made by others, exposing us to greater risk of losing our investment.

        In many cases, the companies in which our funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our fund's investment. By their terms, such instruments may provide that their holders are entitled to receive payments of distributions, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of its investment. In addition, debt investments made by our investment funds, vehicles or accounts in our portfolio companies may be equitably subordinated to the debt investments made by third parties in our portfolio companies. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of our funds to influence a company's affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.

Risk management activities may adversely affect the return on our investments.

        When managing exposure to market risks, we employ hedging strategies or certain forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates and currency exchange rates. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. However, such activities can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of the position. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price.

        The success of any hedging or other derivative transactions that we enter into generally will depend on our ability to correctly predict market changes. As a result, while we may enter into such transactions in order to reduce our exposure to market risks, unanticipated market changes may result in poorer overall investment performance than if the hedging or other derivative transaction had not been executed. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. Moreover, for a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in hedging or other derivative transactions and the positions being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. In addition, it may not be possible to fully or perfectly limit our exposure against all changes in the value of its investments, because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge.

Certain of our funds may make a limited number of investments, or investments that are concentrated in certain geographic regions or asset types, which could negatively affect their performance to the extent those concentrated investments perform poorly.

        The governing agreements of our funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. Our private equity funds generally permit up to 20% of the fund to be invested in a single company. Our most recent fully invested private equity fund focused primarily in North America, the Millennium Fund, made investments in approximately 30 portfolio companies with the largest single investment representing 8.6% of invested capital. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenues, difficulty in obtaining access to financing and increased funding costs may be exacerbated by this concentration of investments, which would result in lower investment returns. Because a significant portion of a fund's capital may be invested in a single investment or portfolio company, a loss with respect to such investment or portfolio company could have a significant adverse impact on such fund's capital. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund's performance and therefore, our financial condition and results of operations.

Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, any fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us.

        We hold interests in some of our portfolio companies through our management of private equity funds in our Private Markets segment, as well as through separate investments in those funds and co-investments in certain portfolio companies of such funds, principally consisting of the assets we acquired from KPE in the Combination Transaction, in our Capital Markets and Principal Activities segment. As of December 31, 2010, we hold significant aggregate investments in each of Dollar General Corporation, HCA Inc., Alliance Boots GmbH, The Nielsen Company B.V., and Biomet, Inc., which each represent more than 5% of our Capital Markets and Principal Activities segment investment balance. As a result of our disproportionate investment in these companies, or any other portfolio companies for which similar investments are held in the future, any fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies.

Our funds and accounts may make investments and we may engage in other business activities, which could give rise to a conflict of interest.

        Our funds and accounts invest in a broad range of asset classes throughout the corporate capital structure. These investments include investments in corporate loans and debt securities, preferred equity securities and common equity securities. In certain cases, we may manage separate funds or accounts that invest in different parts of the same company's capital structure. For example, our fixed income funds may invest in different classes of the same company's debt and may make debt investments in a company that is owned by one of our private equity funds. In those cases, the interests of our funds and accounts may not always be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. For example, one of our private equity funds could have an interest in pursuing an acquisition, divestiture or other transaction that, in its judgment, could enhance the value of the private equity investment, even though the proposed transaction would subject one of our fixed income fund's debt investments to additional or increased risks. Similarly, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund or account may give rise to a potential conflict of interest when it results in our having to restrict the ability of other funds or accounts to take any action. Finally, our ability to effectively implement a public securities strategy may be limited to the extent that contractual obligations entered into in the ordinary course of our private equity business impose restrictions on our engaging in transactions that we may be interested in otherwise pursuing.

        We may also cause different investment funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. Conflicts may also arise where we make principal investments for our own account. In certain cases, we will require that a transaction or investment be approved by an independent valuation expert, be subject to a fairness opinion, be based on arms-length pricing data or be calculated in accordance with a formula provided for in a fund's governing documents prior to the completion of the relevant transaction to address potential conflicts of interest. Such instances include principal transactions where we or our affiliates warehouse an investment in a portfolio company for the benefit of one or more of our funds or accounts pending the contribution of committed capital by the investors in such funds or accounts, follow-on investments by a fund other than a fund which made an initial investment in a company or transactions in which we arrange for one of our funds or accounts to buy a security from, or sell a security to, another one of our funds or accounts.

        In addition, we or our affiliates, including our capital markets business, may receive fees or other compensation in connection with specific transactions or different clients that may give rise to conflicts. The decision to take on an opportunity in one of our businesses may, as a practical matter, also limit the ability of one or our other businesses to take advantage of other related opportunities.

        Appropriately dealing with conflicts of interest is complex and difficult and we could suffer reputational damage or potential liability if we fail, or appear to fail, to deal appropriately with conflicts as they arise. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could in turn materially adversely affect our business in a number of ways, including as a result of an inability to raise additional funds and a reluctance of counterparties to do business with us.

If KFN were deemed to be an "investment company" subject to regulation under the Investment Company Act, applicable restrictions could have an adverse effect on our business.

        Our business would be adversely affected if KFN, the publicly traded specialty finance company managed by us, was to be deemed to be an investment company under the Investment Company Act. A person will generally be deemed to be an "investment company" for purposes of the Investment Company Act if, absent an available exception or exemption, it (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (ii) owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe KFN is not and does not propose to be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not believe that KFN has held itself out as such. KFN conducts its operations primarily through its majority-owned subsidiaries, each of which is either outside of the definition of an investment company as defined in the Investment Company Act or excepted from such definition under the Investment Company Act. KFN monitors its holdings regularly to confirm its continued compliance with the 40% test described in clause (ii) above, and restricts its subsidiaries with respect to the assets in which each of them can invest and/or the types of securities each of them may issue in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. If the SEC were to disagree with KFN's treatment of one or more of its subsidiaries as being excepted from the Investment Company Act, with its determination that one or more of its other holdings are not investment securities for purposes of the 40% test, or with its determinations as to the nature of its business or the manner in which it holds itself out, KFN and/or one or more of its subsidiaries could be required either (i) to change substantially the manner in which it conducts its operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on KFN, its ability to service its indebtedness and to make distributions on its shares, and on the market price of its shares and securities, and could thereby materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Units

The requirements of being a public entity and sustaining growth may strain our resources.

        Our common units commenced trading on the NYSE on July 15, 2010 and we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight will be required. In addition, sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join the firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also incur costs that we have not previously incurred for expenses for compliance with the Sarbanes-Oxley Act and rules of the SEC and the NYSE, hiring additional accounting, legal and administrative personnel, and various other costs related to being a public company.

We have not evaluated our internal controls over financial reporting for purposes of compliance with Section 404 of the Sarbanes-Oxley Act.

        We have not been required prior to July 2010 to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute, and we will not be required to comply with all of those requirements until after we have been subject to the reporting requirements of the Exchange Act for a specified period of time. Accordingly, we have not determined whether or not our existing internal controls over financial reporting systems comply with Section 404. The internal control evaluation required by Section 404 will divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we will be required to implement remedial procedures and re-evaluate our internal control over financial reporting. We may experience higher than anticipated operating expenses as well as higher independent auditor and consulting fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to comply with Section 404. If we are unable to implement any necessary changes effectively or efficiently, our operations, financial reporting or financial results could be adversely affected and we could obtain an adverse report on internal controls from our independent registered public accountants. In particular, if we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accountants may not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our units.

As a limited partnership, we qualify for some exemptions from the corporate governance and other requirements of the NYSE.

        We are a limited partnership and, as a result, qualify for exceptions from certain corporate governance and other requirements of the rules of the NYSE. Pursuant to these exceptions, limited partnerships may elect, and we have elected, not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors; and (ii) that the listed company have a compensation committee that is composed entirely of independent directors. In addition, as a limited partnership, we are not required to hold annual unitholder meetings. Accordingly, you do not have the same protections afforded to equity holders of entities that are subject to all of the corporate governance requirements of the NYSE.

Our founders are able to determine the outcome of any matter that may be submitted for a vote of our limited partners.

        As of February 28, 2011, KKR Holdings owns 470,237,329 KKR Group Partnership Units and our principals generally have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the holders of our common units, including a merger or consolidation of our business, a sale of all or substantially all of our assets and amendments to our partnership agreement that may be material to holders of our common units. In addition, our limited partnership agreement contains provisions that enable us to take actions that would materially and adversely affect all holders of our common units or a particular class of holders of common units upon the majority vote of all outstanding voting units, and since more than a majority of our voting units are controlled by KKR Holdings, KKR Holdings has the ability to take actions that could materially and adversely affect the holders of our common units either as a whole or as a particular class.

        The voting rights of holders of our common units are further restricted by provisions in our limited partnership agreement stating that any of our common units held by a person that beneficially owns 20% or more of any class of our common units then outstanding (other than our Managing Partner or its affiliates, or a direct or subsequently approved transferee of our Managing Partner or its affiliates) cannot be voted on any matter. Our limited partnership agreement also contains provisions limiting the ability of the holders of our common units to call meetings, to acquire information about our operations, and to influence the manner or direction of our management. Our limited partnership agreement does not restrict our Managing Partner's ability to take actions that may result in our partnership being treated as an entity taxable as a corporation for U.S. federal (and applicable state) income tax purposes. Furthermore, holders of our common units would not be entitled to dissenters' rights of appraisal under our limited partnership agreement or applicable Delaware law in the event of a merger or consolidation, a sale of substantially all of our assets or any other transaction or event.

Our limited partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our Managing Partner and limit remedies available to unitholders for actions that might otherwise constitute a breach of duty. It will be difficult for unitholders to successfully challenge a resolution of a conflict of interest by our Managing Partner or by its conflicts committee.

        Our limited partnership agreement contains provisions that require holders of our common units to waive or consent to conduct by our Managing Partner and its affiliates that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, our limited partnership agreement provides that when our Managing Partner is acting in its individual capacity, as opposed to in its capacity as our Managing Partner, it may act without any fiduciary obligations to holders of our common units, whatsoever. When our Managing Partner, in its capacity as our general partner, or our conflicts committee is permitted to or required to make a decision in its "sole discretion" or "discretion" or that it deems "necessary or appropriate" or "necessary or advisable," then our

Managing Partner or the conflicts committee will be entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any holder of our common units and will not be subject to any different standards imposed by our limited partnership agreement, the Delaware Revised Uniform Limited Partnership Act, which is referred to as the Delaware Limited Partnership Act, or under any other law, rule or regulation or in equity. In addition, when our Managing Partner is acting in its individual capacity, as opposed to in its capacity as our Managing Partner, it may act without any fiduciary obligation to us or our unitholders whatsoever. These standards reduce the obligations to which our Managing Partner would otherwise be held. See also "—We are a Delaware limited partnership, and there are provisions in our limited partnership agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law (DGCL) in a manner that may be less protective of the interests of our common unitholders."

        The above modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and holders of our common units will only have recourse and be able to seek remedies against our Managing Partner if our Managing Partner breaches its obligations pursuant to our limited partnership agreement. Unless our Managing Partner breaches its obligations pursuant to our limited partnership agreement, we and holders of our common units will not have any recourse against our Managing Partner even if our Managing Partner were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in our limited partnership agreement, our limited partnership agreement provides that our Managing Partner and its officers and directors will not be liable to us or holders of our common units, for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that our Managing Partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions are detrimental to the holders of our common units because they restrict the remedies available to unitholders for actions that without such limitations might constitute breaches of duty including fiduciary duties.

        Whenever a potential conflict of interest exists between us and our Managing Partner, our Managing Partner may resolve such conflict of interest. If our Managing Partner determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between us and our Managing Partner, then it will be presumed that in making this determination, our Managing Partner acted in good faith. A holder of our common units seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

        Also, if our Managing Partner obtains the approval of the conflicts committee of our Managing Partner, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our Managing Partner of any duties it may owe to us or holders of our common units. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If you purchase, receive or otherwise hold a common unit, you will be treated as having consented to the provisions set forth in our limited partnership agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, unitholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee.

        We have also agreed to indemnify our Managing Partner and any of its affiliates and any member, partner, tax matters partner, officer, director, employee agent, fiduciary or trustee of our partnership, our Managing Partner or any of our affiliates and certain other specified persons, to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by our Managing Partner or these other persons. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings.

        Any claims, suits, actions or proceedings concerning the matters described above or any other matter arising out of or relating in any way to the limited partnership agreement may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction.

The market price and trading volume of our common units may be volatile, which could result in rapid and substantial losses for our common unitholders.

        The market price of our common units may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common units may fluctuate and cause significant price variations to occur. If the market price of our common units declines significantly, you may be unable to sell your common units at an attractive price, if at all. The market price of our common units may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common units or result in fluctuations in the price or trading volume of our common units include:

  •
  variations in our quarterly operating results or distributions, which may be substantial;

  •
  our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns;

  •
  failure to meet analysts' earnings estimates;

  •
  publication of research reports about us or the investment management industry or the failure of securities analysts to cover our common units after this offering;

  •
  additions or departures of our principals and other key management personnel;

  •
  adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

  •
  changes in market valuations of similar companies;

  •
  speculation in the press or investment community;

  •
  changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

  •
  a lack of liquidity in the trading of our common units;

  •
  adverse publicity about the investment management industry generally or individual scandals, specifically; and

  •
  general market and economic conditions.

An investment in our common units is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.

        Our common units are securities of KKR & Co. L.P. only. While our historical consolidated and combined financial information includes financial information, including assets and revenues, of certain funds on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the fund and not to us except to a limited extent through management fees, carried interest or other incentive income, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.

Our common unit price may decline due to the large number of common units eligible for future sale, for exchange, and issuable pursuant to our equity incentive plan.

        The market price of our common units could decline as a result of sales of a large number of common units in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We currently have 212,770,091 common units outstanding, which amount excludes common units beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and common units available for future issuance under the KKR & Co. L.P. Equity Incentive Plan, which we refer to as our Equity Incentive Plan.

        As of February 28, 2011, KKR Holdings owns 470,237,329 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Except for interests held by our founders and certain interests held by other executives that were vested upon grant, interests in KKR Holdings that are held by our principals are subject to time based vesting over a five-year period or performance based vesting and, following such vesting, additional restrictions on exchange for a period of one or two years. During 2010, 43,932,663 previously unvested units in KKR Holdings vested. The market price of our common units could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for our common units. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common units to sell our common units in the future at a time and at a price that they deem appropriate.

        In addition, we may issue additional common units pursuant to our Equity Incentive Plan. The total number of common units which may be issued under our Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding as of the beginning of the year. The amount may be increased each year to the extent that we issue additional equity. In addition, our limited partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our Managing Partner in its sole discretion without the approval of our unitholders, including awards representing our common units under the Equity Incentive Plan. In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partner interests that have designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to our common units.

Risks Related to Our Organizational Structure

Potential conflicts of interest may arise among our Managing Partner, our affiliates and us. Our Managing Partner and our affiliates have limited fiduciary duties to us and the holders of KKR Group Partnership Units, which may permit them to favor their own interests to our detriment and that of the holder of KKR Group Partnership Units.

        Our Managing Partner, which is our general partner, will manage the business and affairs of our business, and will be governed by a board of directors that is co-chaired by our founders, who also serve as our Co-Chief Executive Officers. Conflicts of interest may arise among our Managing Partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our Managing Partner may favor its own interests and the interests of its affiliates over us and our unitholders. These conflicts include, among others, the following:

  •
  Our Managing Partner determines the amount and timing of the KKR Group Partnership's investments and dispositions, indebtedness, issuances of additional partner interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of KKR Group Partnership Units;

  •
  Our Managing Partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its duties, including fiduciary duties, to us. For example, our affiliates that serve as the general partners of our funds have fiduciary and contractual obligations to our fund investors, and such obligations may cause such affiliates to regularly take actions that might adversely affect our near-term results of operations or cash flow. Our Managing Partner will have no obligation to intervene in, or to notify us of, such actions by such affiliates;

  •
  Because our principals indirectly hold their KKR Group Partnership Units through entities that are not subject to corporate income taxation and we hold some of the KKR Group Partnership Units through a wholly owned subsidiary that is taxable as a corporation, conflicts may arise between our principals and us relating to the selection and structuring of investments, declaring distributions and other matters;

  •
  As discussed above, our Managing Partner has limited its liability and reduced or eliminated its duties, including fiduciary duties, under our partnership agreement, while also restricting the remedies available to holders of KKR Group Partnership Units for actions that, without these limitations, might constitute breaches of duty, including fiduciary duties. In addition, we have agreed to indemnify our Managing Partner and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct;

  •
  Our partnership agreement does not restrict our Managing Partner from paying us or our affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such additional contractual arrangements are fair and reasonable to us as determined under our partnership agreement. The conflicts committee will be responsible for, among other things, enforcing our rights and those of our unitholders under certain agreements, against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities;

  •
  Our Managing Partner determines how much debt we incur and that decision may adversely affect any credit ratings we receive;

  •
  Our Managing Partner determines which costs incurred by it and its affiliates are reimbursable by us;

  •
  Other than as set forth in the confidentiality and restrictive covenant agreements, which are agreements between our principals and KKR Holdings and which may not be enforceable by us or otherwise waived, modified or amended, affiliates of our Managing Partner and existing and former personnel employed by our Managing Partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us;

  •
  Our Managing Partner controls the enforcement of obligations owed to the KKR Group Partnerships by us and our affiliates; and

  •
  Our Managing Partner or our Managing Partner conflicts committee decides whether to retain separate counsel, accountants or others to perform services for us.

        See "Certain Relationships and Related Party Transactions, and Director Independence."

Certain actions by our Managing Partner's board of directors require the approval of the Class A shares of our Managing Partner, all of which are held by our senior principals.

        All of our Managing Partner's outstanding Class A shares are held by our senior principals. Although the affirmative vote of a majority of the directors of our Managing Partner is required for any action to be taken by our Managing Partner's board of directors, certain specified actions approved by our Managing Partner's board of directors will also require the approval of a majority of the Class A shares of our Managing Partner. These actions consist of the following:

  •
  the entry into a debt financing arrangement by us in an amount in excess of 10% of our existing long-term indebtedness (other than the entry into certain intercompany debt financing arrangements);

  •
  the issuance by our partnership or our subsidiaries of any securities that would (i) represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 5% on a fully diluted, as converted, exchanged or exercised basis, of any class of our or their equity securities or (ii) have designations, preferences, rights, priorities or powers that are more favorable than those of KKR Group Partnership Units;

  •
  the adoption by us of a shareholder rights plan;

  •
  the amendment of our limited partnership agreement or the limited partnership agreements of the KKR Group Partnerships;

  •
  the exchange or disposition of all or substantially all of our assets or the assets of any KKR Group Partnership;

  •
  the merger, sale or other combination of the partnership or any KKR Group Partnership with or into any other person;

  •
  the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of the KKR Group Partnerships;

  •
  the appointment or removal of a Chief Executive Officer or a Co-Chief Executive Officer of our Managing Partner or our partnership;

  •
  the termination of the employment of any of our officers or the officers of any of our subsidiaries or the termination of the association of a partner with any of our subsidiaries, in each case, without cause;

  •
  the liquidation or dissolution of the partnership, our Managing Partner or any KKR Group Partnership; and

  •
  the withdrawal, removal or substitution of our Managing Partner as our general partner or any person as the general partner of a KKR Group Partnership, or the transfer of beneficial ownership of all or any part of a general partner interest in our partnership or a KKR Group Partnership to any person other than one of its wholly owned subsidiaries.

In addition, holders representing a majority of the Class A shares of our Managing Partner have the authority to unilaterally appoint our Managing Partner's directors and also have the ability to appoint the officers of our Managing Partner. Messrs. Kravis and Roberts collectively hold Class A shares representing a majority of the total voting power of the outstanding Class A shares. While neither of them acting alone will be able to control the voting of the Class A shares, they will be able to control the voting of such shares if they act together.

Our common unitholders do not elect our Managing Partner or vote on our Managing Partner's directors and have limited ability to influence decisions regarding our business.

        Our common unitholders do not elect our Managing Partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our Managing Partner, they have no ability to remove our Managing Partner, with or without cause.

The control of our Managing Partner may be transferred to a third party without our consent.

        Our Managing Partner may transfer its general partner interest to a third party in a merger or consolidation or in a transfer of all or substantially all of its assets without our consent or the consent of our common unitholders. Furthermore, the members of our Managing Partner may sell or transfer all or part of their limited liability company interests in our Managing Partner without our approval, subject to certain restrictions. A new general partner may not be willing or able to form new funds and could form funds that have investment objectives and governing terms that differ materially from those of our current funds. A new owner could also have a different investment philosophy, employ investment professionals who are less experienced, be unsuccessful in identifying investment opportunities or have a track record that is not as successful as our track record. If any of the foregoing were to occur, we could experience difficulty in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.

We intend to pay periodic distributions to the holders of our common units, but our ability to do so may be limited by our holding company structure and contractual restrictions.

        We intend to pay cash distributions on a quarterly basis. We are a holding company and have no material assets other than the KKR Group Partnership Units that we hold through wholly-owned subsidiaries and have no independent means of generating income. Accordingly, we intend to cause the KKR Group Partnerships to make distributions on the KKR Group Partnership Units, including KKR Group Partnership Units that we directly or indirectly hold, in order to provide us with sufficient amounts to fund distributions we may declare. If the KKR Group Partnerships make such distributions, other holders of KKR Group Partnership Units, including KKR Holdings, will be entitled to receive equivalent distributions pro rata based on their KKR Group Partnership Units.

        The declaration and payment of any future distributions will be at the sole discretion of our Managing Partner, which may change our distribution policy at any time. Our Managing Partner will take into account general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, compensation expense, working capital requirements and anticipated cash needs, contractual restrictions and obligations (including payment obligations pursuant to the tax receivable agreement), legal, tax and regulatory restrictions, restrictions or other implications on the payment of distributions by us to the holders of KKR Group Partnership Units or by our subsidiaries to us and such other factors as our Managing Partner may deem relevant. Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.

        Our ability to characterize such distributions as capital gains or qualified dividend income may be limited, and you should expect that some or all of such distributions may be regarded as ordinary income.

We will be required to pay our principals for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we receive in connection with subsequent exchanges of our common units and related transactions.

        We and one or more of our intermediate holding companies are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. To the extent this occurs, the exchanges are expected to result in an increase in one of our intermediate holding company's share of the tax basis of the tangible and intangible assets of KKR Management Holdings L.P., primarily attributable to a portion of the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of income tax our intermediate holding company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        We are party to a tax receivable agreement with KKR Holdings requiring our intermediate holding company to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding company actually realizes as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding company actually realizes as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation will be an obligation of our intermediate holding company and not of either KKR Group Partnership. In the event that any of our current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if we become taxable as a corporation for U.S. federal income tax purposes, we expect that each such entity will become subject to a tax receivable agreement with substantially similar terms. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our taxable income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, the payments that we may be required to make to our existing owners will be substantial. The payments under the tax receivable agreement are not conditioned upon our existing owners' continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. In particular, our intermediate holding company's obligations under the tax receivable agreement would be effectively accelerated in the event of an early termination of the tax receivable agreement by our intermediate holding company or in the event of certain mergers, asset sales and other forms of business combinations or other changes of control. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.

        Payments under the tax receivable agreement will be based upon the tax reporting positions that our Managing Partner will determine. We are not aware of any issue that would cause the IRS to challenge a tax basis increase. However, neither KKR Holdings nor its transferees will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances, payments to KKR Holdings or its transferees under the tax receivable agreement could be in excess of the intermediate holding company's cash tax savings. The intermediate holding company's ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

If we were deemed to be an "investment company" subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

        A person will generally be deemed to be an "investment company" for purposes of the Investment Company Act if:

  •
  it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

  •
  absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

        We believe that we are engaged primarily in the business of providing investment management services and not in the business of investing, reinvesting or trading in securities. We regard ourselves as an investment management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an "orthodox" investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above.

        With regard to the provision described in the second bullet point above, we have no material assets other than our equity interests in subsidiaries, which in turn have no material assets other than equity interests, directly or indirectly, in the KKR Group Partnerships. Through these interests, we indirectly are the sole general partners of the KKR Group Partnerships and indirectly are vested with all management and control over the KKR Group Partnerships. We do not believe our equity interests in our subsidiaries are investment securities, and we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of the partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. In this regard, as a result of the Combination Transaction, we succeeded to a significant number of investment securities previously held by KPE and now held by our KKR Group Partnerships. We monitor these holdings regularly to confirm our continued compliance with the 40% test described in the second bullet point above. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions which may be viewed as adverse by the holders of our common units, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.

        The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause the partnership to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among the partnership, the KKR Group Partnerships and KKR Holdings, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest assets acquired in the Combination Transaction or otherwise conduct our business in a manner that does not subject it to the registration and other requirements of the Investment Company Act.

We are a Delaware limited partnership, and there are certain provisions in our limited partnership agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law (DGCL) in a manner that may be less protective of the interests of our common unitholders.

        Our limited partnership agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. However, under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividend, or (iv) a transaction from which the director derived an improper personal benefit. In addition, our limited partnership agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. However, under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our limited partnership agreement may be less protective of the interests of our common unitholders, when compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors. See also "—Our limited partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our limited partner and limit remedies available for unitholders for actions that might otherwise constitute a breach of duty. It will be difficult for unitholders to successfully challenge a resolution of a conflict of interest by our Managing Partner or by its conflicts committee."

Risks Related to U.S. Taxation

If we were treated as a corporation for U.S. federal income tax or state tax purposes, then our distributions to you would be substantially reduced and the value of our common units could be adversely affected.

        The value of your investment in us depends in part on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code, and that our partnership not be registered under the Investment Company Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We intend to structure our investments so as to satisfy these requirements, including by generally holding investments that generate non-qualifying income through one or more subsidiaries that are treated as corporations for U.S. federal income tax purposes.

Nonetheless, we may not meet these requirements, may not correctly identify investments that should be owned through corporate subsidiaries, or current law may change so as to cause, in any of these events, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to U.S. federal income tax. We have not requested, and do not plan to request, a ruling from the IRS, on this or any other matter affecting us.

        If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal, state and local income tax on our taxable income at the applicable tax rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would otherwise flow through to you. Because a tax would be imposed upon us as a corporation, our distributions to you would be substantially reduced which could cause a reduction in the value of our common units.

        Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See "—Risks Related to Our Business—The U.S. Congress has considered legislation that would have (i) in some cases after a ten-year period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as the market price of our units, could be reduced." Because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.

You will be subject to U.S. federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions, and may recognize income in excess of cash distributions.

        As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the Investment Company Act on a continuing basis, and assuming there is no change in law, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. As a result, a U.S. unitholder will be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on its allocable share of our items of income, gain, loss, deduction and credit (including its allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within the unitholder's taxable year, regardless of whether or when such unitholder receives cash distributions. See "—Risks Related to Our Business—The U.S. Congress has considered legislation that would have (i) in some cases after a ten-year period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as the market price of our units, could be reduced."

        You may not receive cash distributions equal to your allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a controlled foreign corporation, or a CFC, a passive foreign investment company, or a PFIC, or entities treated as partnerships for U.S. federal income tax purposes, may produce taxable income prior to the receipt of cash relating to such income, and holders of our common units that are U.S. taxpayers may be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of the partnership status for which the IRS has granted limited relief, each holder of our common units may be obligated to make such adjustments as the IRS may require to maintain our status as a partnership. Such adjustments may require the holders of our common units to recognize additional amounts in income during the years in which they hold such units. In addition, because of our methods of allocating income and gain among holders of our common units, you may be taxed on amounts that accrued economically before you became a unitholder. Consequently, you may recognize taxable income without receiving any cash.

        Although we expect that distributions we make should be sufficient to cover a holder's tax liability in any given year that is attributable to its investment in us, no assurances can be made that this will be the case. We will be under no obligation to make any such distribution and, in certain circumstances, may not be able to make any distributions or will only be able to make distributions in amounts less than a holder's tax liability attributable to its investment in us. Accordingly, each holder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities.

Our interests in certain of our businesses will be held through an intermediate holding company, which will be treated as a corporation for U.S. federal income tax purposes; such corporation will be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of our common units.

        In light of the publicly traded partnership rules under U.S. federal income tax laws and other requirements, we will hold our interest in certain of our businesses through an intermediate holding company, which will be treated as a corporation for U.S. federal income tax purposes. This intermediate holding company will be liable for U.S. federal income taxes on all of its taxable income and applicable state, local and other taxes. These taxes would reduce the amount of distributions available to be made on our common units. In addition, these taxes could be increased if the IRS were to successfully reallocate deductions or income of the related entities conducting our business.

Complying with certain tax-related requirements may cause us to invest through foreign or domestic corporations subject to corporate income tax or enter into acquisitions, borrowings, financings or arrangements we may not have otherwise entered into.

        In order for us to be treated as a partnership for U.S. federal income tax purposes and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the Investment Company Act. In order to effect such treatment, we or our subsidiaries may be required to invest through foreign or domestic corporations subject to corporate income tax, or enter into acquisitions, borrowings, financings or other transactions we may not have otherwise entered into.

We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. federal income tax purposes.

        Certain of our investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. federal income tax purposes. Such an entity may be PFIC for U.S. federal income tax purposes. In addition, we may hold certain investments in foreign corporations that are treated as CFCs. Unitholders may experience adverse U.S. tax consequences as a result of holding an indirect interest in a PFIC or CFC. These investments may produce taxable income prior to the receipt of cash relating to such income, and unitholders that are U.S. taxpayers will be required to take such income into account in determining their taxable income. In addition, gain on the sale of a PFIC or CFC may be taxable at ordinary income rates.

Tax gain or loss on disposition of our common units could be more or less than expected.

        If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your adjusted tax basis allocated to those common units. Prior distributions to you in excess of the total net taxable income allocated to you will have decreased the tax basis in your common units. Therefore, such excess distributions will increase your taxable gain, or decrease your taxable loss, when the common units are sold and may result in a taxable gain even if the sale price is less than the original cost. A portion of the amount realized, whether or not representing gain, may be ordinary income to you.

Unitholders may be allocated taxable gain on the disposition of certain assets, even if they did not share in the economic appreciation inherent in such assets.

        We and our intermediate holding company will be allocated taxable gains and losses recognized by the KKR Group Partnerships based upon our percentage ownership in each KKR Group Partnership. Our share of such taxable gains and losses generally will be allocated pro rata to our unitholders. In some circumstances, under the U.S. federal income tax rules affecting partners and partnerships, the taxable gain or loss allocated to a unitholder may not correspond to that unitholder's share of the economic appreciation or depreciation in the particular asset. This is primarily an issue of the timing of the payment of tax, rather than a net increase in tax liability, because the gain or loss allocation would generally be expected to be offset as a unitholder sold units.

Non-U.S. persons face unique U.S. tax issues from owning our common units that may result in adverse tax consequences to them.

        We expect that we will be engaged in a U.S. trade or business for U.S. federal income tax purposes, including by reason of investments in U.S. real property holding corporations and natural resource assets, such as oil and gas properties, in which case some portion of its income would be treated as effectively connected income with respect to non-U.S. holders, or ECI. To the extent our income is treated as ECI, non-U.S. unitholders generally would be subject to withholding tax on their allocable share of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable share of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. unitholders that are corporations may also be subject to a 30% branch profits tax on their actual or deemed distributions of such income. In addition, distributions to non-U.S. unitholders that are attributable to the sale of a U.S. real property interest may also be subject to 30% withholding tax. Also, non-U.S. unitholders may be subject to 30% withholding on allocations of our income that are U.S. source fixed or determinable annual or periodic income under the Internal Revenue Code, unless an exemption from or a reduced rate of such withholding applies and certain tax status information is provided.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Generally, a tax-exempt partner of a partnership would be treated as earning unrelated business taxable income, or UBTI, if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partner interest itself is debt-financed. As a result of incurring acquisition indebtedness we will derive income that constitutes UBTI. Consequently, a holder of common units that is a tax-exempt organization will likely be subject to unrelated business income tax to the extent that its allocable share of our income consists of UBTI. In addition, a tax-exempt investor may be subject to unrelated business income tax on a sale of their common units.

We cannot match transferors and transferees of common units, and we will therefore adopt certain income tax accounting conventions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our common units.

        Because we cannot match transferors and transferees of common units, we will adopt depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing

Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders' tax returns.

        In addition, our taxable income and losses will be determined and apportioned among investors using conventions we regard as consistent with applicable law. As a result, if you transfer your common units, you may be allocated income, gain, loss and deduction realized by us after the date of transfer. Similarly, a transferee may be allocated income, gain, loss and deduction realized by us prior to the date of the transferee's acquisition of our common units. A transferee may also bear the cost of withholding tax imposed with respect to income allocated to a transferor through a reduction in the cash distributed to the transferee.

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for U.S. federal income tax purposes.

        We will be considered to have been terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. A termination of our partnership would, among other things, result in the closing of our taxable year for all unitholders.

Holders of our common units may be subject to state and local taxes and return filing requirements as a result of owning such units.

        In addition to U.S. federal income taxes, holders of our common units may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if the holders of our common units do not reside in any of those jurisdictions. Holders of our common units may be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, holders of our common units may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unitholder to file all U.S. federal, state and local tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of owning our units.

We do not expect to be able to furnish to each unitholder specific tax information within 90 days after the close of each calendar year, which means that holders of common units who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax return.

        As a publicly traded partnership, our operating results, including distributions of income, dividends, gains, losses or deductions, and adjustments to carrying basis, will be reported on Schedule K-1 and distributed to each unitholder annually. It may require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for the unitholders. For this reason, holders of common units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York. We also lease the space for our other offices. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR's business. KKR's business is also subject to extensive regulation, which may result in regulatory proceedings against it.

        In August 1999, KKR and certain of its current and former personnel were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno's, Inc. ("Bruno's"), one of KKR's former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno's in an August 1995 subordinated notes offering relating to the acquisition and in Bruno's subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In August 2009, the action was consolidated with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which is pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. As suggested by the Alabama State Court, KKR has filed a petition seeking an immediate appeal of certain rulings made by the Alabama State Court when denying the motion to dismiss. In June and July 2010, the Alabama Supreme Court ordered the parties to brief KKR's petition and the petition filed by another defendant seeking an immediate appeal of certain rulings made by the Alabama State Court. Briefing on both petitions has been completed, and both petitions are under consideration. KKR believes that this action is without merit and intends to defend it vigorously.

        In 2005, KKR and certain of its current and former personnel were named as defendants in now-consolidated shareholder derivative actions in the Court of Chancery of the State of Delaware relating to PRIMEDIA Inc. ("PRIMEDIA"), one of its portfolio companies. These actions claim that the board of directors of PRIMEDIA breached its fiduciary duty of loyalty in connection with the redemption of certain shares of preferred stock in 2004 and 2005. The plaintiffs further allege that KKR benefited from these redemptions of preferred stock at the expense of PRIMEDIA and that KKR usurped a corporate opportunity of PRIMEDIA in 2002 by purchasing shares of its preferred stock at a discount on the open market while causing PRIMEDIA to refrain from doing the same. In February 2008, the special litigation committee formed by the board of directors of PRIMEDIA, following a review of plaintiffs' claims, filed a motion to dismiss the actions. In March 2010, plaintiffs filed an amended complaint, including additional allegations concerning purchases of PRIMEDIA's preferred stock in 2002. Plaintiffs seek unspecified damages on behalf of PRIMEDIA and an award of attorneys' fees and costs. On June 16, 2010, the Vice Chancellor of the Court of Chancery of the State of Delaware entered an order dismissing all claims asserted against the defendants. On July 15, 2010, the plaintiffs filed a notice of appeal with the Supreme Court of Delaware. Briefing on the appeal has been completed, and oral argument is scheduled to be held before the Supreme Court of Delaware on March 23, 2011. KKR believes that this action is without merit and intends to defend it vigorously.

        In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs' motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is ongoing. KKR believes that this action is without merit and intends to defend it vigorously.

        KKR, along with two other private equity firms (collectively the "Sponsors"), is a defendant in purported shareholder class actions arising out of the proposed acquisition of Del Monte Foods Company ("Del Monte") by Blue Acquisition Group, Inc. and Blue Merger Sub Inc., entities controlled by private equity funds affiliated with the Sponsors (the "Acquisition Entities"). The complaints generally allege, among other things, that the Del Monte directors breached their fiduciary duties to Del Monte stockholders by agreeing to sell Del Monte at an unfair price and through an unfair process and by filing an allegedly materially misleading and incomplete proxy statement. The complaints also generally allege that the Sponsors, the Acquisition Entities and Del Monte aided and abetted the directors' breaches of fiduciary duties. The complaints all seek injunctive relief, rescission of the merger agreement, damages and attorneys' fees. The various complaints filed in the Delaware Chancery Court were consolidated on December 31, 2010, under the caption In re Del Monte Foods Company Shareholders Litigation, No. 6027-VCL. On February 14, 2011, the Delaware Chancery Court issued a ruling which, among other things, found on the preliminary record before the court that the plaintiff had demonstrated a reasonable likelihood of success on the merits of its aiding and abetting claim against the Sponsors, including KKR. The ruling enjoined defendants from proceeding with the Del Monte stockholder vote, previously scheduled for February 15, 2011, for twenty days and preliminarily enjoined certain deal protection provisions of the merger agreement pending the stockholder vote. On February 18, 2011, an amended complaint was filed in the Delaware action. The amended complaint asserts claims for: (i) breach of fiduciary duty against the Del Monte directors, (ii) aiding and abetting the directors' breaches of fiduciary duty against the Sponsors, the Acquisition Entities, and Barclays Capital, Inc. ("Barclays"), which served as a financial advisor to Del Monte in connection with the proposed acquisition, (iii) breach of contract against the Sponsors arising from a confidentiality agreement between the Sponsors and Del Monte, and (iv) tortuous interference with contract against Barclays arising from the aforementioned confidentiality agreement between the Sponsors and

Del Monte. Similar shareholder actions are pending against the Del Monte directors, Sponsors and/or the Acquisition Entities in California Superior Court and the United States District Court for the Northern District of California. There has been limited activity in these California cases to date. KKR is still evaluating these Delaware and California actions and expects to defend them vigorously. On March 4, 2011, KKR received a request from the SEC for information regarding issues relating to the Del Monte transaction. KKR is cooperating with the SEC's inquiry.

        In August 2008, KFN, the members of KFN's board of directors and certain of its former executive officers, including certain of KKR's current and former personnel, were named in a putative class action complaint filed by the Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the "Charter Litigation"). In March 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of KFN's board of directors and named as individual defendants only KFN's former chief executive officer, KFN's former chief operating officer, and KFN's former chief financial officer (the "KFN Individual Defendants," and, together with KFN, "KFN Defendants). The amended complaint alleges that KFN's April 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), regarding the risks and potential losses associated with KFN's real estate-related assets, KFN's ability to finance its real estate-related assets, and the adequacy of KFN's loss reserves for its real estate-related assets (the "alleged Section 11 violation"). The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, the KFN Individual Defendants have legal responsibility for the alleged Section 11 violation. The amended complaint seeks judgment in favor of the lead plaintiff and the putative class for unspecified damages allegedly sustained as a result of the KFN Defendants' alleged misconduct, costs and expenses incurred by the lead plaintiff in the action, rescission or a rescissory measure of damages, and equitable or injunctive relief. In April 2009, the KFN Defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act. In November 2010, the court granted the defendants' motion and dismissed the case with prejudice. Plaintiffs' time to take an appeal has run, and the judgment is now final.

        In August 2008, the members of KFN's board of directors and its executive officers (the "Kostecka Individual Defendants") were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the "California Derivative Action"). KFN was named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2007 Registration Statement with alleged material misstatements and omissions. The complaint seeks judgment in favor of KFN for unspecified damages allegedly sustained as a result of the Kostecka Individual Defendants' alleged misconduct, costs and disbursements incurred by plaintiff in the action, equitable and/or injunctive relief, restitution, and an order directing KFN to reform its corporate governance and internal procedures to prevent a recurrence of the alleged misconduct. By order dated January 8, 2009, the court approved the parties' stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or KFN files an answer to the Charter Litigation. In November 2010, the court dismissed the Charter Litigation with prejudice and that judgment is final. The plaintiff in the California Derivative Action subsequently agreed to withdraw his complaint, and a stipulated order dismissing the California Derivative Action was entered on February 14, 2011.

        In March 2009, the members of KFN's board of directors and certain of its executive officers (the "Haley Individual Defendants") were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New

York (the "New York Derivative Action"). KFN was named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2007 registration statement with alleged material misstatements and omissions. The complaint seeks judgment in favor of KFN for unspecified damages allegedly sustained as a result of the Haley Individual Defendants' alleged misconduct, a declaration that the Haley Individual Defendants are liable to KFN under Section 11 of the Securities Act, costs and disbursements incurred by plaintiff in the action, and an order directing KFN to reform its corporate governance and internal procedures to prevent a recurrence of the alleged misconduct. By order dated June 18, 2009, the Court approved the parties' stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or KFN files an answer to the Charter Litigation. In November 2010, the court dismissed the Charter Litigation with prejudice and that judgment is final. The plaintiff in the New York Derivative Action subsequently agreed to withdraw his complaint, and a stipulated order dismissing the New York Derivative Action was entered on February 4, 2011.

        In September 2006 and March 2009, KKR received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice ("DOJ") in connection with the DOJ's investigation of private equity firms to determine whether they have engaged in conduct prohibited by United States antitrust laws. KKR is fully cooperating with the DOJ's investigation.

        In December 2009, KKR's subsidiary KKR Asset Management LLC (formerly known as Kohlberg Kravis Roberts & Co. (Fixed Income) LLC) received a request from the SEC for information in connection with its examination of certain investment advisers in order to review trading procedures and valuation practices in the collateral pools of structured credit products. The SEC also requested information regarding the surrender by KFN for cancellation, without consideration, of certain notes that had been issued to KFN by collateral pools of structured credit products. KKR cooperated with the SEC's examination, which is now completed.

        In January 2011, KKR received a request from the SEC for information regarding its investors and clients that are sovereign wealth funds and certain services provided by KKR. KKR is cooperating with the SEC's investigation.

        Moreover, in the ordinary course of business KKR is subject to regulatory examinations or investigations and also is and can be both the defendant and the plaintiff in numerous actions with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds.

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

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common units representing limited partner interests are traded on the New York Stock Exchange ("NYSE") under the symbol "KKR." Our common units began trading on the NYSE on July 15, 2010.

        The following table sets forth the high and low intra-day sales prices per unit of our common units, for the periods indicated, as reported by the NYSE.

	Sales Price
2010	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$11.08	$8.64
Fourth Quarter	$14.81	$10.40

        The number of holders of record of our common units as of February 28, 2011 was four. This does not include the number of unitholders that hold shares in "street-name" through banks or broker-dealers.

Distribution Policy

        On September 8, 2010, we paid a distribution of $0.08 per common unit to record holders of common units at the close of business on August 24, 2010 and on November 26, 2010, we paid a distribution of $0.15 per common unit to record holders of common units at the close of business on November 12, 2010. We have declared a distribution of $0.29 payable on March 21, 2011 to recordholders of common units at the close of business on March 7, 2011.

        We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business each year in excess of amounts determined by our Managing Partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. We do not intend to distribute gains on principal investments, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For the purposes of our distribution policy, our distributions are expected to consist of an amount consisting of (i) FRE, (ii) carry distributions received from our investment funds which have not been allocated as part of our carry pool, and (iii) certain tax distributions, if any. This amount is expected to be reduced by (i) corporate and applicable local taxes if any, (ii) noncontrolling interests, and (iii) amounts determined by our Managing Partner to be necessary or appropriate for the conduct of our business and other matters as discussed above.

        Our distribution policy reflects our belief that distributing substantially all of the cash earnings of our investment management business will provide transparency for holders of our common units and impose on us an investment discipline with respect to the businesses and strategies that we pursue.

        Because we make our investment in our business through a holding company structure and the applicable holding companies do not own any material cash-generating assets other than their direct and indirect holdings in KKR Group Partnership Units, distributions are expected to be funded in the following manner:

  •
  First, the KKR Group Partnerships will make distributions to holders of KKR Group Partnership Units, including the holding companies through which we invest, in proportion to their percentage interests in the KKR Group Partnerships;

  •
  Second, the holding companies through which we invest will distribute to us the amount of any distributions that they receive from the KKR Group Partnerships, after deducting any applicable taxes, and

  •
  Third, we will distribute to holders of our units the amount of any distributions that we receive from our holding companies through which we invest.

        The partnership agreements of the KKR Group Partnerships provide for cash distributions, which are referred to as tax distributions, to the partners of such partnerships if our Managing Partner determines that the taxable income of the relevant partnership will give rise to taxable income for its partners. We expect that the KKR Group Partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such tax liabilities. Generally, these tax distributions are expected to be computed based on an estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). A portion of any such tax distributions received by us, net of amounts used by our subsidiaries to pay their tax liability, is expected to be distributed by us. Such amounts are generally expected to be sufficient to permit U.S. holders of KKR Group Partnership Units to fund their estimated U.S. tax obligations (including any federal, state and local income taxes) with respect to their distributive shares of net income or gain, after taking into account any withholding tax imposed on us. There can be no assurance that, for any particular holder, such distributions will be sufficient to pay such holder's actual U.S. or non-U.S. tax liability.

        The declaration and payment of any distributions are subject to the discretion of the board of directors of our Managing Partner and the terms of our limited partnership agreement. There can be no assurance that distributions will be made as intended or at all or that such distributions will be sufficient to pay any particular KKR & Co. L.P. unitholder's actual U.S. or non-U.S. tax liability. In particular, the amount and timing of distributions will depend upon a number of factors, including, among others, our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; our capital requirements; legal, contractual and regulatory restrictions on the payment of distributions by us or our subsidiaries, including restrictions contained in our debt agreements, and such other factors as the board of directors of our Managing Partner considers relevant. We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment and/or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Cash". In addition, under Section 17-607 of the Delaware Limited Partnership Act, we will not be permitted to make a distribution if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.

        Prior to the Transactions, we made cash distributions to our principals when we received significant distributions from our funds. In addition, we made cash distributions to our senior principals annually in connection with the income received by our management companies. These distributions were not made pursuant to any agreement. Prior to the Transactions, for the fiscal year ended December 31, 2009, we made cash distributions of $211.1 million to our principals.

Common Unit Repurchases in the Fourth Quarter of 2010

        No purchases of our common units were made by us or on our behalf in the fourth quarter of the year ended December 31, 2010. During the fourth quarter of 2010, 7,867,865 KKR Group Partnership Units were exchanged by KKR Holdings and our principals for an equal number of our common units, resulting in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected historical consolidated and combined financial data (i) as of and for the years ended December 31, 2006, 2007, 2008, 2009 and 2010. We derived the selected historical consolidated and combined financial data as of December 31, 2010 and 2009 and for the years ending December 31, 2010, 2009 and 2008 from the audited consolidated and combined financial statements included elsewhere in this report. We derived the selected historical combined data as of December 31, 2006, 2007 and 2008 and for the years ended December 31, 2006 and 2007 from our audited combined financial statements which are not included in this report. You should read the following data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated and combined financial statements and related notes included elsewhere in this report.

	Year Ended December 31,(1)
	2006	2007	2008	2009	2010
Statement of Operations Data:
Fees	$410,329	$862,265	$235,181	$331,271	$435,386
Less: Total Expenses	267,466	440,910	418,388	1,195,710	1,762,663
Total Investment Income (Loss)	4,000,922	1,991,783	(12,865,239)	7,753,808	9,179,108

Income (Loss) Before Taxes	4,143,785	2,413,138	(13,048,446)	6,889,369	7,851,831
Income Taxes	4,163	12,064	6,786	36,998	75,360

Net Income (Loss)	4,139,622	2,401,074	(13,055,232)	6,852,371	7,776,471
Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	3,039,677	1,598,310	(11,850,761)	6,119,382	6,544,016
Less: Net Income (Loss) Attributable to Noncontrolling Interests Held by KKR Holdings	—	—	—	(116,696)	899,277

Net Income (Loss) Attributable to KKR & Co. L.P.(2)	$1,099,945	$802,764	$(1,204,471)	$849,685	$333,178

Statement of Financial Condition Data (period end):
Total Assets	$23,292,783	$32,842,796	$22,441,030	$30,221,111	$38,391,157
Total Liabilities	$1,281,923	$2,575,636	$2,590,673	$2,859,630	$2,391,115
Noncontrolling Interests in Consolidated Entities	$20,318,440	$28,749,814	$19,698,478	$23,275,272	$30,327,161
Noncontrolling Interests Held by KKR Holdings	$—	$—	$—	$3,072,360	$4,346,388
Total KKR & Co. L.P. Partners' Capital(3)	$1,692,420	$1,517,346	$151,879	$1,013,849	$1,326,493

(1)
The financial information reported for periods prior to October 1, 2009 does not give effect to the Transactions.

(2)
Subsequent to the Transactions, net income (loss) attributable to KKR & Co. L.P. reflects only those amounts that are allocable to KKR & Co. L.P.'s interest in our Combined Business. Net income (loss) that is allocable to our principals' interest in our Combined Business is reflected in net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(3)
Total KKR & Co. L.P. partners' capital reflects only the portion of equity attributable to KKR & Co. L.P. (representing KKR & Co. L.P.'s 31.15% interest in our Combined Business as of December 31, 2010) and differs from partners' capital reported on a segment basis primarily as a result of the exclusion of the following items from our segment presentation: (i) the impact of income taxes; (ii) charges relating to the amortization of intangible assets; (iii) non-cash equity based charges; and (iv) allocations of equity to KKR Holdings. KKR Holdings' 68.85% interest in our Combined Business as of December 31, 2010 is reflected as noncontrolling interests held by KKR Holdings and is not included in total KKR & Co. L.P. partners' capital.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated and combined financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report. The historical consolidated and combined financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors." Actual results may differ materially from those contained in any forward looking statements.

Overview

        Led by Henry Kravis and George Roberts, we are a leading global investment firm with $61.0 billion in AUM as of December 31, 2010 and a 34-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

        Our business offers a broad range of investment management services to our investors and provides capital markets services to our firm, our portfolio companies and our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 185 private equity investments with a total transaction value in excess of $435 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, capital markets, infrastructure and natural resources. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing investors and have invested meaningfully in developing relationships with new investors.

        We conduct our business through 14 offices on four continents, providing us with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. We have grown our AUM significantly, from $15.1 billion as of December 31, 2004 to $61.0 billion as of December 31, 2010, representing a compounded annual growth rate of 26.1%. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.

        As a global investment firm, we earn management, monitoring, transaction and incentive fees for providing investment management, monitoring and other services to our funds, vehicles, managed accounts, specialty finance company and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our investors and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.

        We seek to consistently generate attractive investment returns by employing world-class people, following a patient and disciplined investment approach and driving growth and value creation in the assets we manage. Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants and senior advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Business Segments

Private Markets

        Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. These investment funds and co-investment vehicles are managed by Kohlberg Kravis Roberts & Co. L.P., a registered investment adviser. We also manage investments in infrastructure and in natural resources.

Public Markets

        Through our Public Markets segment, we manage a specialty finance company, a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in liquid credit strategies, such as leveraged loans and high yield bonds, and less liquid credit products such as mezzanine debt and special situations investments. These funds, vehicles and accounts are managed by KKR Asset Management LLC (which we refer to as "KAM"), an SEC registered investment adviser. We intend to continue to grow this business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at every level of the capital structure and across market cycles.

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines the assets we acquired in the Combination Transaction with our global capital markets business. Our capital markets business supports our firm, our portfolio companies and our clients by providing tailored capital markets advice and developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. To allow us to carry out these activities, we are registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe and Asia.

        The assets that we acquired in the Combination Transaction, which include investments in our private equity funds and co-investments in certain portfolio companies of such funds, provide us with a significant source of capital to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our investors and other stakeholders. We believe that the market experience and skills of professionals in our capital markets business and the investment expertise of professionals in our Private Markets and Public Markets segments will allow us to continue to grow and diversify this asset base over time.

Business Environment

        As a global investment firm, we are affected by financial and economic conditions in the United States, Europe, Asia and elsewhere in the world. Global equity markets have a substantial effect on our financial condition and results of operations, as equity prices significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our private equity investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other private equity investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains. During 2010, we completed IPOs of three portfolio companies: NXP

Semiconductors N.V. (Nasdaq: NXPI), China Modern Dairy Holdings Ltd. (HKG: 1117), and TDC (OMX: TDC).

        Global equity markets carried positive momentum from the third quarter of 2010 through the end of the year. Against a stronger, yet still mixed economic backdrop, equity prices rallied as robust corporate earnings and improving investor sentiment outweighed concerns over lingering weak economic indicators such as unemployment and housing prices.

        The S&P 500 gained 10.8% in the fourth quarter and finished 2010 up 15.1% for the full year. Global equity markets were similarly strong, with the MSCI World Index up 9.1% and 12.3% for the fourth quarter and full year 2010, respectively. The below investment grade credit markets also performed well, with the S&P/LSTA Leveraged Loan index increasing 3.2% and 10.1% for the fourth quarter and full year 2010, respectively, and the BofA Merrill Lynch High Yield Master II Index increasing 3.1% and 15.2% over the same periods.

        Conditions in global credit markets also have a substantial effect on our financial condition and results of operations. We rely on the ability of our funds to obtain committed debt financing on favorable terms in order to complete new private equity transactions. Similarly, our portfolio companies regularly require access to the global credit markets in order to obtain financing for their operations and to refinance or extend the maturities of their outstanding indebtedness. To the extent that conditions in the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, our investment returns on our funds. In addition, during economic downturns or periods of slow economic growth, the inability to refinance or extend the maturities of portfolio company debt (and thereby extend our investment holding period) can be significant to our ability to realize investment gains from these portfolio companies when economic conditions improve.

        Our Public Markets segment manages a number of funds and other accounts that invest capital in a variety of credit products, including leveraged loans, high yield bonds and mezzanine debt. As a result, conditions in global credit markets have a direct impact on both the performance of these investments as well as the ability to make additional investments on favorable terms in the future.

        In addition, our Capital Markets and Principal Activities segment generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities and credit facilities, with the size of fees generally correlated to overall transaction sizes. As a result, the conditions in global equity and credit markets impacts both the frequency and size of fees generated by this segment.

        Finally, conditions in commodity markets may impact the performance of our portfolio companies in a variety of ways, including through direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell.

Reorganization and Combination Transactions

        Prior to October 1, 2009, KKR's business was conducted through multiple entities for which there was no single holding entity, but were under common control of senior KKR principals ("Senior Principals"), and in which Senior Principals and KKR's other principals and individuals held ownership interests (collectively, the "Predecessor Owners").

        In order to facilitate the Combination Transaction, KKR completed the Reorganization Transactions, pursuant to which KKR's business was reorganized under two partnerships, KKR Management Holdings L.P. and KKR Fund Holdings L.P., which are collectively referred to as the "KKR Group Partnerships." The reorganization involved a contribution of certain equity interests in KKR's businesses that were held by KKR's Predecessor Owners to the KKR Group Partnerships in exchange for 100% of the interests in the KKR Group Partnerships.

        On October 1, 2009, KKR & Co. L.P. and KPE, completed the Combination Transaction to combine the investment management business of KKR with the assets and liabilities of KPE. The Combination Transaction involved the contribution of all of KPE's assets and liabilities to the KKR

Group Partnerships in exchange for a 30% interest in the KKR Group Partnerships. Upon completion of the Combination Transaction, KPE changed its name to KKR & Co. (Guernsey) L.P. and was traded publicly on Euronext Amsterdam under the symbol "KKR" until the NYSE listing on July 15, 2010. We refer to the Reorganization Transaction and Combination Transaction together as the "Transactions."

        Immediately following the Transactions, KKR Guernsey held a 30% economic interest in the KKR Group Partnerships through Group Holdings and our principals retained a 70% economic interest in the KKR Group Partnerships through KKR Holdings.

U.S. Listing

        On July 15, 2010, KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE"). In connection with the NYSE listing, KKR Guernsey contributed its 30% interest held through Group Holdings to KKR & Co. L.P. in exchange for NYSE-listed common units of KKR & Co. L.P. and distributed those common units to holders of KKR Guernsey units (referred to hereafter as the "In-Kind Distribution"). Because the assets of KKR Guernsey consisted solely of its interests in Group Holdings, the In-Kind Distribution resulted in the dissolution of KKR Guernsey and the delisting of its units from Euronext Amsterdam. As of July 15, 2010, KKR & Co. L.P. both indirectly controlled the KKR Group Partnerships and indirectly held KKR Group Partnership units representing at that time a 30% economic interest in KKR's business. The remaining 70% of the KKR Group Partnership units were held by KKR's principals through KKR Holdings. Subsequent to the NYSE listing, KKR Holdings and our principals exchanged a portion of their interests in the KKR Group Partnerships for common units, and as of December 31, 2010, KKR & Co. L.P. owned 31.15% of the KKR Group Partnership units and our principals owned 68.85% through KKR Holdings. From time to time, the percentage ownership in the KKR Group Partnerships may continue to change as KKR Holdings and/or KKR's principals exchange KKR Group Partnership Units for KKR & Co. L.P. common units.

Basis of Financial Presentation

        The consolidated and combined financial statements include the accounts of our management and capital markets companies, the general partners of certain unconsolidated co-investment vehicles and the general partners of our private equity and fixed income funds and their respective consolidated funds, where applicable. As of December 31, 2010, our private markets segment included eight consolidated investment funds and ten unconsolidated co-investment vehicles. Our public markets segment included five consolidated investment funds and six unconsolidated vehicles comprised of three investment funds, two separately managed accounts and one specialty finance company.

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

        Fees reported in our consolidated and combined financial statements do not include the management fees that we earn from consolidated funds, because those fees are eliminated in consolidation. However, because those management fees are earned from, and funded by, third-party investors who hold noncontrolling interests in the consolidated funds, net income attributable to KKR is increased by the amount of the management fees that are eliminated in consolidation. Accordingly, while the consolidation of funds impacts the amount of fees that are recognized in our financial statements, it does not affect the ultimate amount of net income attributable to KKR or KKR's partners' capital.

Expenses

Employee Compensation and Benefits Expense

        Employee compensation and benefits expense includes salaries, bonuses, equity based compensation and profit sharing plans as described below.

        Prior to October 1, 2009, our employee compensation and benefits expense has consisted of base salaries and bonuses paid to employees who were not our Senior Principals. Payments made to our Senior Principals included partner distributions that were paid to our Senior Principals and accounted for as capital distributions rather than employee compensation and benefits expense. Accordingly, we did not record any employee compensation and benefits charges for payments made to our Senior Principals for periods prior to the completion of the Transactions.

        Following the completion of the Transactions, all of our Senior Principals and other personnel receive a base salary that is paid by us and accounted for as employee compensation and benefits expense. Our employees are also eligible to receive discretionary cash bonuses based on performance, our overall profitability and other matters. While cash bonuses paid to most employees are funded by us and result in customary employee compensation and benefits charges, cash bonuses that are paid to certain of our most senior personnel are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. Any distributions received by KKR Holdings in excess of amounts that principals are otherwise entitled to through their vested interests in KKR Holdings are reflected in compensation expense in the statement of operations. KKR Holdings has also funded all of the equity and equity based awards that have been granted to our employees to date.

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

        We recognize non-cash charges relating to equity and equity based grants that are funded by KKR Holdings based on the grant-date fair value of the award. Awards that do not require the satisfaction of future service or performance criteria (vested awards) are expensed immediately. Awards that require the satisfaction of future service or performance criteria are expensed over the relevant service period, adjusted for the lack of distribution participation and estimated forfeitures of awards not expected to vest. We expect to record additional non-cash charges in future periods as and when interests in KKR Holdings vest and when new equity is granted.

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

        In addition, interests in KKR Holdings were granted to our operating consultants in connection with and subsequent to the Transactions. The vesting of these interests gives rise to periodic general, administrative and other expense in the statements of operations. General, administrative and other expense recognized on unvested units is calculated based on the fair value of an interest in KKR Holdings (determined using the closing price of KKR's common units) on each reporting date and subsequently adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of these interests will not be finalized until each vesting date. Additionally, the calculation of the compensation expense considers estimated forfeitures of awards not expected to vest.

        While we do not bear the economic costs associated with the equity and equity based grants that KKR Holdings has made to our operating consultants, we are required to recognize general, administrative and other expense with respect to a significant portion of these items. Because these amounts are funded by KKR Holdings and not by us, these expenses represent non-cash charges for us and do not impact our distributable earnings.

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

Investment Income (Loss)

Net Gains (Losses) from Investment Activities

        Net gains (losses) from investment activities consist of realized gains and losses and unrealized gains and losses arising from our investment activities. The majority of our net gains (losses) from investment activities are related to our private equity investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our private equity investments is significantly impacted by the global equity markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see "—Critical Accounting Policies—Fair Value of Investments."

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

Interest Income

        Interest income consists primarily of interest that is received on our cash balances, principal assets and fixed income instruments in which consolidated funds invest.

Interest Expense

        Interest expense is incurred from credit facilities entered into by KKR, Senior Notes issued by KKR, and debt outstanding at our consolidated funds entered into with the objective of enhancing returns, which are not direct obligations of the general partners of our private equity funds or management companies. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate.

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

        Following the Transactions, the KKR Group Partnerships and certain of their subsidiaries have continued to operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities, in some cases, continue to be subject to New York City unincorporated business taxes, or non-U.S. income taxes. However, we hold our interest in one of the KKR Group Partnerships through KKR Management Holdings Corp., which is treated as a corporation for U.S. federal income tax purposes, and certain other wholly owned subsidiaries of the KKR Group Partnerships are treated as corporations for U.S. federal income tax purposes. Accordingly, such wholly owned subsidiaries of KKR, including KKR Management Holdings Corp., and the KKR Group Partnerships, are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR's share of this income is reflected in the financial statements.

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

  •
  a noncontrolling interest that allocated to a third party an aggregate of approximately 2% of the equity in our capital markets business; and

  •
  noncontrolling interests that allocated 35% of the net income (loss) generated by the manager of our Public Markets segment to certain of its principals on an annual basis through May 30, 2008.

        On May 30, 2008, we acquired all outstanding noncontrolling interests of KKR Asset Management LLC, the manager of our Public Markets segment, and now own 100% of this business. In connection with the Transactions, we acquired all outstanding noncontrolling interests in KPE's investment partnership, which is a wholly owned subsidiary of KKR.

        For periods subsequent to the completion of the Transactions, noncontrolling interests include:

  •
  noncontrolling interests that third party investors hold in consolidated funds;

  •
  a noncontrolling interest that allocates to a third party approximately of approximately 2% of the equity in our capital markets business;

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

  •
  noncontrolling interests that allocate to certain of our current and former principals all of the capital invested by or on behalf of the general partners of the private equity funds before the completion of the Transactions and any returns thereon; and

  •
  noncontrolling interests representing the KKR Group Partnership Units that KKR Holdings holds in the KKR Group Partnerships, which interests were allocated on October 1, 2010 to KKR Holdings representing 70% of the equity in the KKR Group Partnerships at that time.

Assets Under Management ("AUM")

        AUM represents the assets from which KKR is entitled to receive fees or carried interest and general partner capital. The AUM reported prior to the date of consummation of the Transactions reflected the NAV of KPE and its commitments to our investment funds. Subsequent to the Transactions, the NAV of KPE and its commitments to our investment funds are excluded from our calculation of AUM. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR's co-investment vehicles; (iii) the net asset value of certain of KKR's fixed income products; and (iv) the value of outstanding structured finance vehicles. You should note that KKR's calculation of AUM may differ from the calculations of other investment managers and, as a result, its measurements of AUM may not be comparable to similar measures presented by other investment managers. KKR's definition of AUM is not based on any definition of AUM that is set forth in the agreements governing the investment funds, vehicles or accounts that it manages.

Fee Paying Assets Under Management ("FPAUM")

        FPAUM represents only those assets under management from which KKR receives fees. FPAUM reported prior to the Transactions reflected the NAV of KPE. Subsequent to the Transactions, the NAV of KPE is excluded from our calculation of FPAUM, because these assets are now owned by us and are no longer managed on behalf of a third-party investor. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest); and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments. You should note that KKR's calculation of FPAUM may differ from the calculations of other investment managers and, as a result, its measurements of FPAUM may not be comparable to similar measures presented by other investment managers. KKR's definition of FPAUM is not based on any definition of FPAUM that is set forth in the agreements governing the investment funds, vehicles or accounts that it manages.

Segment Results

        We present the results of our reportable business segments in accordance with FASB Accounting Standards Codification Section 280, Segment Reporting. This guidance is based on a management approach, which requires segment presentation based on internal organization and the internal financial reporting used by management to make operating decisions, assess performance and allocate resources. All inter segment transactions are eliminated in the segment presentation.

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

Segment Operating and Performance Measures

Fee Related Earnings

        Fee related earnings ("FRE") is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a combined basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of expenses of consolidated funds; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non-recurring items.

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

        Other investment income (loss) is comprised of realized and unrealized gains (losses) and dividends on capital invested by the general partners of our funds and by us, as well as interest income and interest expense.

Economic Net Income

        Economic net income ("ENI") is a measure of profitability for KKR's reportable segments and is comprised of: (i) FRE; plus (ii) segment investment income, which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR's segments held by third parties. ENI differs from net income on a U.S. GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Committed Dollars Invested

        Committed dollars invested is the aggregate amount of capital commitments that have been invested by our investment funds and carry-yielding co-investment vehicles during a given period. Such amounts include: (i) capital invested by fund investors and co-investors with respect to which we are entitled to a carried interest and (ii) capital invested by us.

Uncalled Commitments

        Uncalled commitments represents unfunded capital commitments that KKR's investment funds and carry paying co-investment vehicles have received from partners to contribute capital to fund future investments.

Consolidated and Combined Results of Operations

        The following is a discussion of our consolidated and combined results of operations for the years ended December 31, 2010, 2009 and 2008. You should read this discussion in conjunction with the consolidated and combined financial statements and related notes included elsewhere in this filing. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see "—Segment Analysis."

        The following tables set forth information regarding our results of operations for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Revenues
Fees	$435,386	$331,271	$235,181
Expenses
Employee Compensation and Benefits	1,344,455	838,072	149,182
Occupancy and Related Charges	39,692	38,013	30,430
General, Administrative and Other	311,147	264,396	179,673
Fund Expenses	67,369	55,229	59,103

Total Expenses	1,762,663	1,195,710	418,388

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	7,755,090	7,505,005	(12,944,720)
Dividend Income	1,250,293	186,324	75,441
Interest Income	226,824	142,117	129,601
Interest Expense	(53,099)	(79,638)	(125,561)

Total Investment Income (Loss)	9,179,108	7,753,808	(12,865,239)

Income (Loss) Before Taxes	7,851,831	6,889,369	(13,048,446)
Income Taxes	75,360	36,998	6,786

Net Income (loss)	7,776,471	6,852,371	(13,055,232)
Less: Net Income (loss) Attributable to Noncontrolling Interests in Consolidated Entities	6,544,016	6,119,382	(11,850,761)
Less: Net Income (Loss) Attributable to Noncontrolling Interests in KKR Holdings L.P.	899,277	(116,696)	—

Net Income (Loss) Attributable to KKR & Co. L.P.	$333,178	$849,685	$(1,204,471)

Year ended December 31, 2010 compared to year ended December 31, 2009

Fees

        Fees were $435.4 million for the year ended December 31, 2010, an increase of $104.1 million, or 31.4%, from the year ended December 31, 2009. The increase was primarily due to an increase in fees relating to underwriting, syndication, and other capital markets services of $71.2 million driven by an increase in the number of capital markets transactions during the period. In addition, there was a $57.4 million increase in gross transaction fees received from transaction fee-generating investments, reflecting an increase in the number of transaction fee-generating investments during the period. Incentive fees from KFN increased $34.4 million as a result of KFN's financial performance exceeding certain required benchmarks for each of the four quarters during the year ended December 31, 2010. KFN only earned an incentive fee in one quarter during the year ended December 31, 2009. Partially offsetting these increases was a decrease in monitoring fees of $55.2 million, primarily due to $72.2 million in fees received during the year ended December 31, 2009 relating to the termination of monitoring agreements in connection with the IPOs of two portfolio companies, Dollar General Corporation and Avago Technologies Limited and partially offset by a $16.1 million increase in reimbursable expenses. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with initial public offering activity in our private equity portfolio.

Expenses

        Expenses were $1.8 billion for the year ended December 31, 2010, an increase of $0.6 billion, or 47.4%, from the year ended December 31, 2009. The increase was primarily due to an increase in non-cash equity based charges of $261.8 million associated with the issuance of interests in KKR Holdings to our principals, other employees and operating consultants as well as increases in the allocations to our carry pool of $278.7 million. The increase in allocations to our carry pool was due to (i) a higher level of gross carried interest recognized in 2010 and (ii) the allocation of a portion of carried interest to our carry pool for the full year in 2010 versus only one quarter in 2009. Allocations to the carry pool were not made prior to the Transactions on October 1, 2009. For the year ended December 31, 2010, these items resulted in charges recorded in employee compensation and benefits relating to principals and other personnel amounting to $1.1 billion, and charges recorded in general, administrative, and other expense relating to operating consultants amounting to $143.7 million. In addition, other employee compensation and benefits expense, comprised primarily of salaries and incentive compensation, increased $29.7 million as a result of the hiring of additional personnel and the continued expansion of our businesses, and transaction related expenses increased $10.1 million as a result of a higher level of unconsummated transactions during the period. Offsetting these increases was a decrease related to non-recurring charges of $34.8 million associated with the closing of the Transactions in the prior period.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $7.8 billion for the year ended December 31, 2010, an increase of $0.3 billion, or 3.3%, from the year ended December 31, 2009. The following is a summary of net gains (losses) from investment activities:

	Year Ended December 31,
	2010	2009
	($ in thousands)
Private Equity Investments	$7,511,340	$7,375,947
Other Net Gains (Losses) from Investment Activities	243,750	129,058

Net Gains (Losses) from Investment Activities	$7,755,090	$7,505,005

        The majority of our net gains (losses) from investment activities relate to our private equity portfolio. The following is a summary of the components of net gains (losses) from investment activities for Private Equity Investments which illustrates the significant variances from the prior period. See "—Segment Analysis—Private Markets Segment" for further information regarding significant gains and losses in our private equity portfolio.

	Year Ended December 31,
	2010	2009
	($ in thousands)
Realized Gains	$2,474,584	$299,721
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(2,484,878)	(482,299)
Realized Losses	(122,876)	(473,269)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	157,874	479,617
Unrealized Gains from Changes in Fair Value	10,010,038	9,696,213
Unrealized Losses from Changes in Fair Value	(2,523,402)	(2,144,036)

Net Gains (Losses) from Investment Activities—Private Equity Investments	$7,511,340	$7,375,947

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

        Dividend income was $1.3 billion for the year ended December 31, 2010, an increase of $1.1 billion compared to dividend income of $186.3 million for the year ended December 31, 2009. During the year ended December 31, 2010, we received $1.2 billion of dividends from two portfolio companies and an aggregate of $42.6 million of comparatively smaller dividends from other investments. During the year ended December 31, 2009, we received $179.2 million of dividends from two portfolio companies and an aggregate of $7.1 million of comparatively smaller dividends from other investments.

Interest Income

        Interest income was $226.8 million for the year ended December 31, 2010, an increase of $84.7 million, compared to interest income of $142.1 million for the year ended December 31, 2009. The increase primarily reflects an increase in the level of fixed income instruments in our fixed income vehicles and our private equity portfolio.

Interest Expense

        Interest expense was $53.1 million for the year ended December 31, 2010, a decrease of $26.5 million, compared to interest expense of $79.6 million for the year ended December 31, 2009. The decrease was primarily due to lower average outstanding borrowings resulting from the repayment of borrowings under our revolving credit agreements, partially offset by the issuance of senior notes during 2010.

Income (Loss) Before Taxes

        Due to the factors described above, income before taxes was $7.9 billion for the year ended December 31, 2010, an increase of $1.0 billion, or 14.0%, from the year ended December 31, 2009.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

        Net income attributable to noncontrolling interests in consolidated entities was $6.5 billion for the year ended December 31, 2010, an increase of $0.4 billion, or 6.9%, from the year ended December 31, 2009. The increase was primarily driven by the overall increase in the components of net gains (losses) from investment activities described above.

Net Income (Loss) Attributable to Noncontrolling Interests in KKR Holdings L.P.

        Net income attributable to noncontrolling interests in KKR Holdings was $0.9 billion for the year ended December 31, 2010, an increase of $1.0 billion compared to loss attributable to noncontrolling interests in KKR Holdings of $0.1 billion for the year ended December 31, 2009. The increase is primarily due to the change in net gains (losses) from investment activities described above.

Year ended December 31, 2009 compared to year ended December 31, 2008

Fees

        Fees were $331.3 million for the year ended December 31, 2009, an increase of $96.1 million, or 40.9%, from the year ended December 31, 2008. The increase was primarily due to a $50.5 million increase in transaction fees, from $41.3 million to $91.8 million for the years ended December 31, 2008 and 2009, respectively reflecting an increase in transaction-fee generating private equity investments during the period. During the year ended December 31, 2009, we completed twelve transaction-fee generating transactions with a combined transaction value of $5.1 billion compared to four transaction-fee generating transactions with a combined transaction value of $4.5 billion in 2008. Transaction fees are negotiated separately for each completed transaction based on the services that we provide and will also vary depending on the nature of the investment being made. Monitoring fees increased $39.2 million reflecting the net impact of (i) an increase of $72.2 million relating to fees received for the termination of monitoring fee contracts in connection with public equity offerings of two of our portfolio companies, (ii) a decrease relating to the receipt in the prior period of a non-recurring $15.0 million advisory fee from one of our portfolio companies in connection with equity raised by that company, (iii) a $6.8 million net decrease in reimbursable expenses and (iv) a net decrease of $11.2 million in fees received from certain portfolio companies due primarily to a decline in the number of portfolio companies paying a fee and to a lesser extent lower average fees received. During the year ended December 31, 2009, excluding one time fees received from the termination of monitoring fee contracts, we had 30 portfolio companies that were paying an average fee of $2.9 million compared with 33 portfolio companies that were paying an average fee of $3.0 million during the year ended December 31, 2008. In addition, during 2009 fees were increased by a third quarter incentive fee of $4.5 million earned from KFN as a result of KFN's financial performance exceeding certain required benchmarks. No such fee was earned in the prior period.

Expenses

        Expenses were $1,195.7 million for the year ended December 31, 2009, an increase of $777.3 million, as compared to expenses of $418.4 million for the year ended December 31, 2008. The increase was primarily due to non-cash charges associated with the issuance of interests in KKR Holdings to our principals and operating consultants. For the year ended December 31, 2009, non-cash employee compensation and benefits relating to principals amounted to $644.5 million, and non-cash charges recorded in general and administrative expenses relating to operating consultants amounted to $85.0 million. In addition, other employee compensation and benefits expenses increased $44.4 million due to (i) a $26.9 million increase in profit sharing costs in connection with an increase in the value of our private equity portfolio, (ii) an $11.7 million increase in salaries and other benefits reflecting the hiring of additional personnel in connection with the expansion of our business, and (iii) a $5.8 million increase in incentive compensation in connection with higher bonuses in 2009 reflecting improved overall financial performance of our management companies when compared to the prior period. The remainder of the net increase in expenses is the result of the net impact of the following: (i) a $34.8 million non-recurring charge associated with the closing of the Transactions, (ii) an increase in occupancy costs of $7.6 million primarily reflecting the opening of new offices subsequent to December 31, 2008 as well as an increase in existing office space, (iii) a decrease in transaction related expenses attributable to unconsummated transactions during the period of $14.0 million, from $28.2 million to $14.2 million for the years ended December 31, 2008 and 2009, respectively, and (iv) decreases in other operating expenses of $25.0 million reflecting expense reductions across the majority of our businesses.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $7.5 billion for the year ended December 31, 2009, an increase of $20.4 billion compared to net losses from investment activities of $12.9 billion for the year ended December 31, 2008. The increase in net gains (losses) from investment activities from the prior period was primarily attributable to net unrealized gains of $7.8 billion resulting primarily from increases in the market value of our investment portfolio during 2009 compared to net unrealized losses of $13.2 billion during 2008. This change in net unrealized gains and losses resulted in a net favorable variance in unrealized investment activity from the prior period of $21.0 billion. Offsetting the increase in unrealized gains (losses) was realization activity that represented a net loss for 2009 of $0.3 billion compared with a net gain of $0.3 billion for 2008, which resulted in a net unfavorable variance in realization activity from the prior period of $0.6 billion. The majority of our net gains (losses) from investment activities are related to our private equity investments. The following is a summary of the components of net gains (losses) from investment activities:

	Year Ended December 31,
	2009	2008
	($ in thousands)
Realized Gains	$393,310	$446,856
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(498,839)	(345,477)
Realized Losses	(707,717)	(193,446)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	683,696	101,402
Unrealized Gains from Changes in Fair Value	9,831,344	2,681,711
Unrealized Losses from Changes in Fair Value	(2,196,789)	(15,635,766)

Net Gains (Losses) from Investment Activities	$7,505,005	$(12,944,720)

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

        Dividend income was $186.3 million for the year ended December 31, 2009, an increase of $110.9 million compared to dividend income of $75.4 million for the year ended December 31, 2008. Our dividends are generally earned in connection with sales of significant operations undertaken by our portfolio companies resulting in available cash that is distributed to our private equity funds. During the year ended December 31, 2009, we received $179.2 million of dividends from two portfolio companies and an aggregate of $7.1 million of comparatively smaller dividends from other investments. During the year ended December 31, 2008, we received $74.2 million of dividends from two portfolio companies and an aggregate of $1.2 million of comparatively smaller dividends from other investments.

Interest Income

        Interest income was $142.1 million for the year ended December 31, 2009, an increase of $12.5 million, or 9.7%, from the year ended December 31, 2008. The increase primarily reflects an increase of $38.1 million at one of our fixed income vehicles resulting from a higher average level of debt investments during the period. Offsetting this increase was (i) a decrease of $19.9 million at the KPE Investment Partnership due to a decrease in interest income-yielding investments, (ii) a $2.0 million decrease as a result of the exclusion of the general partners of the 1996 Fund in the fourth quarter of 2009, which interests were not contributed to the KKR Group Partnerships in connection with the Transactions, and (iii) a $3.7 million decrease at our management companies and private equity funds resulting from lower average cash balances.

Interest Expense

        Interest expense was $79.6 million for the year ended December 31, 2009 a decrease of $45.9 million, or 36.6%, from the year ended December 31, 2008. Average outstanding borrowings remained unchanged from the year ended December 31, 2008, however the weighted average interest rate was lower during the year ended December 31, 2009 as compared to the prior year period.

Income (Loss) Before Taxes

        Due to the factors described above, income before taxes was $6.9 billion for the year ended December 31, 2009, an increase of $19.9 billion compared to loss before taxes of $13.0 billion for the year ended December 31, 2008.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

        Net income attributable to noncontrolling interests in consolidated entities was $6.1 billion for the year ended December 31, 2009, an increase of $18.0 billion compared to net loss attributable to noncontrolling interests in consolidated entities of $11.9 billion for the year ended December 31, 2008. The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Segment Analysis

        The following is a discussion of the results of our three reportable business segments for the years ended December 31, 2010, 2009 and 2008. You should read this discussion in conjunction with the information included under "—Basis of Financial Presentation—Segment Results" and the consolidated and combined financial statements and related notes included elsewhere in this filing.

Private Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$396,227	$415,207	$396,394
Incentive Fees	—	—	—

Total Management and Incentive Fees	396,227	415,207	396,394

Net Monitoring and Transaction Fees:
Monitoring Fees	86,932	158,243	97,256
Transaction Fees	96,000	57,699	23,096
Total Fee Credits	(52,563)	(73,900)	(12,698)

Net Transaction and Monitoring Fees	130,369	142,042	107,654

Total Fees	526,596	557,249	504,048

Expenses
Employee Compensation and Benefits	159,561	147,801	135,204
Occupancy and Related Charges	36,395	34,747	27,665
Other Operating Expenses	148,357	134,610	185,027

Total Expenses	344,313	317,158	347,896

Fee Related Earnings	182,283	240,091	156,152

Investment Income (Loss)
Gross Carried interest	1,202,070	826,193	(1,197,387)
Less: Allocation to KKR carry pool	(453,872)	(57,971)	8,156
Less: Management fee refunds	(143,446)	(22,720)	29,611

Net carried interest	604,752	745,502	(1,159,620)
Other investment income (loss)	(1,643)	128,528	(230,053)

Total Investment Income (Loss)	603,109	874,030	(1,389,673)

Income (Loss) before Income (Loss)
Attributable to Noncontrolling Interests	785,392	1,114,121	(1,233,521)
Income (Loss) Attributable to Noncontrolling Interests	839	497	—

Economic Net Income	$784,553	$1,113,624	$(1,233,521)

Assets under management (period end)	$46,223,900	$38,842,900	$35,283,700

Fee paying assets under management (period end)	$38,186,700	$36,484,400	$39,244,700

Committed Dollars Invested	$4,555,700	$2,107,700	$3,168,800

Uncalled Commitments (period end)	$12,625,900	$13,728,100	$14,930,142

Year ended December 31, 2010 compared to year ended December 31, 2009

Fees

        Fees were $526.6 million for the year ended December 31, 2010, a decrease of $30.7 million, or 5.5%, from the year ended December 31, 2009. The decrease was primarily due to a $71.3 million decrease in gross monitoring fees. This decrease was primarily due to the absence in 2010 of $72.2 million in fees received during the year ended December 31, 2009 relating to the termination of monitoring agreements in connection with the IPOs of two portfolio companies, Dollar General Corporation and Avago Technologies Limited. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with initial public offering activity in our private equity portfolio. In addition, management fees decreased $19.0 million resulting primarily from the net impact of the following: (i) a $28.2 million decrease in management fees as fees which were previously earned from KPE have been eliminated as a result of the Transactions on October 1, 2009; (ii) a decrease of $10.9 million primarily relating to fee paying capital that was transferred from a fee paying private equity fund (European Fund III) to a non-fee paying private equity fund (E2 Investors) subsequent to September 30, 2009; (iii) a $5.4 million net decrease due primarily to a reduction in fee paying capital at our private equity funds in connection with realization activity offset by new fee paying capital raised; and (iv) an increase of $25.5 million associated with a reduction in waived management fees during 2010. The net decrease in fees was partially offset by (i) an increase in gross transaction fees of $38.3 million primarily reflecting an increase in the number of transaction fee-generating investments during the period and (ii) a $21.3 million decrease in credits earned by limited partners under fee sharing arrangements in our private equity funds due primarily to the decline in gross transaction and monitoring fees.

Expenses

        Expenses were $344.3 million for the year ended December 31, 2010, an increase of $27.2 million, or 8.6%, from the year ended December 31, 2009. The increase was primarily due to an increase in other operating expenses of $13.7 million primarily reflecting an increase in transaction related expenses of $10.1 million attributable to unconsummated transactions during the period. In addition, employee compensation and benefits expense increased $11.8 million reflecting the hiring of additional personnel and the continued expansion of our business.

Fee Related Earnings

        Fee related earnings in our Private Markets segment were $182.3 million for the year ended December 31, 2010, a decrease of $57.8 million, or 24.1%, from the year ended December 31, 2009. The decrease was due to the decline in fees and increase in expenses described above.

Investment Income

        Investment income was $603.1 million for the year ended December 31, 2010, a decrease of $270.9 million, or 31.0%, compared to investment income of $874.0 million for the year ended December 31, 2009. The decrease was primarily driven by certain adjustments related to the Combination Transaction that were applicable for the full year of 2010 versus only one quarter in 2009, including (i) the exclusion of carried interest from the 1996 Fund, (ii) the exclusion of carried interest allocated to certain of our former principals, (iii) the allocation of a portion of carried interest to the carry pool, and (iv) the exclusion of investment gains and losses on capital invested by or on behalf of the general partners of our private equity funds. For the year ended December 31, 2010, investment income (loss) included (i) net carried interest of $604.8 million and (ii) other investment income (loss) of $(1.6) million, which was comprised primarily of losses from unfavorable changes in foreign exchange rates. The following table presents the components of net carried interest for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	($ in thousands)
Net Realized Gains (Losses)	$420,574	$(44,136)
Net Unrealized Gains (Losses)	593,971	835,028
Dividends and Interest	187,525	35,301

Gross carried interest	1,202,070	826,193

Less: Allocation to KKR carry pool	(453,872)	(57,971)
Less: Management fee refunds	(143,446)	(22,720)

Net carried interest	$604,752	$745,502

        Net realized gains (losses) for the year ended December 31, 2010 consists primarily of the sales of East Resources Inc. and Eastman Kodak Company, and partial sales of Dollar General Corporation, Legrand Holdings S.A. and Avago Technologies Limited. Net realized gains (losses) for the year ended December 31, 2009 consists primarily of the write-off of our investment in Masonite International, Inc., offset by realized gains on initial public offerings of Avago Technologies Limited and Dollar General Corporation. The following table presents net unrealized gains (losses) of carried interest by fund for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	($ in thousands)
2006 Fund	$216,594	$203,762
Asian Fund	170,526	22,422
Millennium Fund	73,098	380,054
European Fund	70,091	123,834
Co-Investment Vehicles	40,926	57,183
European Fund III	21,768	—
E2 Investors	968	—
1996 Fund(a)	—	47,773

Total(a)	$593,971	$835,028

(a)
The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. In addition, subsequent to the Transactions, the 1996 Fund was no longer included in our results and therefore no unrealized gains (losses) of carried interest attributable to the 1996 Fund are included for the year ended December 31, 2010 or the three months ended December 31, 2009.

        For the year ended December 31, 2010, approximately 33% of net unrealized gains from changes in value were attributable to increased share prices of various publicly held investments, the most significant of which were Dollar General Corporation (NYSE: DG) and Legrand Holdings S.A. (ENXTPA: LR). Our private portfolio contributed the remainder of the net unrealized gains from changes in value, the most significant of which were HCA Inc. (healthcare sector), Alliance Boots GmbH (healthcare sector) and US Foodservice (retail sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

        For the year ended December 31, 2009, approximately 40% of unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which were Legrand Holdings S.A. (ENXTPA: LR), Avago Technologies Limited (NYSE: AVGO), Sealy

Corporation (NYSE: ZZ) and Rockwood Holdings, Inc. (NYSE: ROC). Our private portfolio contributed the remainder of the unrealized gains, the most significant of which were HCA Inc. (healthcare sector), KKR Debt Investors S.a.r.l. (financial services sector), and Alliance Boots GmbH (healthcare sector). In addition, there was a significant unrealized gain due to the reversal of a previously recognized unrealized loss in connection with the write-off of our investment in Masonite International Inc. (manufacturing sector) when the loss became realized. The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

        Dividend and interest income for the year ended December 31, 2010 consists primarily of dividends earned from HCA Inc. (healthcare sector) and Visant Inc. (media sector). Dividend and interest income for the year ended December 31, 2009 consists primarily of dividends earned from Dollar General Corporation and Legrand Holdings S.A. The amount of carried interest earned during the year ended December 31, 2010 for those funds and vehicles eligible to receive carried interest amounted to $1.1 billion, of which the carry pool was allocated approximately 40% and the remaining portion was allocated to KKR and KKR Holdings based on their respective ownership percentages. Management fee refunds amounted to $143.4 million for the year ended December 31, 2010, an increase of $120.7 million from the year ended December 31, 2009 primarily reflecting the 2006 Fund becoming carry-earning in 2010.

Economic Net Income (Loss)

        Economic net income in our Private Markets segment was $784.6 million for the year ended December 31, 2010, a decrease of $329.1 million compared to economic net income of $1.1 billion for the year ended December 31, 2009. The decrease in investment income described above was the main contributor to the period over period decline in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2009 to December 31, 2010:

($ in thousands)
December 31, 2009 AUM	$38,842,900
New Capital Raised	3,025,500
Distributions	(4,085,200)
Foreign Exchange	(274,800)
Change in Value	8,715,500

December 31, 2010 AUM	$46,223,900

        AUM in our Private Markets segment was $46.2 billion at December 31, 2010, an increase of $7.4 billion, or 19.0%, compared to $38.8 billion at December 31, 2009. The increase was primarily attributable to $8.7 billion of net unrealized gains resulting from changes in the market values of our private equity portfolio companies, as well as $3.0 billion of new capital raised. The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $3.2 billion, $1.4 billion, $1.3 billion, $0.9 billion, and $0.8 billion in our 2006 Fund, Millennium Fund, European Fund II, Asian Fund and European Fund, respectively. Approximately 40% of the net change in value for the year ended December 31, 2010 was attributable to changes in share prices of various publicly listed investments, notably increases in Dollar General Corporation (NYSE: DG), Legrand Holdings S.A. (ENXTPA: LR) and NXP Semiconductors NV (NASDAQ: NXPI), which was taken public during the third quarter of 2010. Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized gains relating to HCA Inc. (healthcare sector). These unrealized gains were partially offset by significant unrealized losses related to Energy Future

Holdings Corp. (energy sector) and U.N Ro-Ro (transportation sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance. Partially offsetting these increases were distributions from our funds totaling $4.1 billion, which was comprised of $3.3 billion of realized gains and $0.8 billion of return of original cost.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2009 to December 2010:

($ in thousands)
December 31, 2009 FPAUM	$36,484,400
New Capital Raised	2,971,600
Distributions	(650,300)
Foreign Exchange	(658,800)
Change in Value	39,800

December 31, 2010 FPAUM	$38,186,700

        FPAUM in our Private Markets segment was $38.2 billion at December 31, 2010, an increase of $1.7 billion, or 4.7%, compared to $36.5 billion at December 31, 2009. The increase was primarily attributable to new fee paying capital raised during 2010, including $0.9 billion for our China Growth Fund and $1.1 billion for an infrastructure separately managed account. The increase was partially offset by distributions of $0.7 billion and a $0.7 billion decrease related to foreign exchange adjustments on foreign denominated commitments and invested capital.

Committed Dollars Invested

        Committed dollars invested were $4.6 billion for the year ended December 31, 2010, an increase of $2.4 billion from the year ended December 31, 2009.

Uncalled Commitments

        As of December 31, 2010 our Private Markets segment had $12.6 billion of remaining uncalled capital commitments that could be called for investment in new transactions.

Year ended December 31, 2009 compared to year ended December 31, 2008

Fees

        Fees in our Private Markets segment were $557.2 million for the year ended December 31, 2009, an increase of $53.2 million, or 10.6%, from the year ended December 31, 2008. The increase was primarily due to a $34.4 million increase in net transaction and monitoring fees. Transaction fees are negotiated separately for each completed transaction based on the services that we provide and will also vary depending on the nature of the investment being made. The increase in net transaction and monitoring fees was primarily the result of (i) an increase in gross transaction fees of $34.6 million reflecting an increase in transaction-fee generating private equity investments during the period (we completed twelve transaction-fee generating transactions with a combined transaction value of $5.1 billion in 2009 compared to four transaction-fee generating transactions in 2008 with a combined transaction value of $4.5 billion); (ii) an increase in gross monitoring fees of $61.0 million reflecting the net impact of an increase of $72.2 million relating to fees received for the termination of monitoring fee contracts in connection with public equity offerings of two of our portfolio companies and a net $11.2 million decrease in fees received from certain portfolio companies due primarily to a decline in the number of portfolio companies paying a monitoring fee and a lower average fee received; and (iii) an increase in credits earned by limited partners under fee sharing arrangements in our private equity funds of $61.2 million due to the increase in transaction and monitoring fees. During the year ended December 31, 2009, excluding one time fees received from the termination of monitoring fee contracts, we had 30 portfolio companies that were paying an average monitoring fee of $2.9 million, compared with 33 portfolio companies that were paying an average fee of $3.0 million during the year ended December 31, 2008. In addition there was an $18.8 million increase in management fees which was primarily the result of a full year of fees associated with the European III fund which began earning fees in the second quarter of 2008.

Expenses

        Expenses were $317.2 million for the year ended December 31, 2009, a decrease of $30.7 million, or 8.8%, from the year ended December 31, 2008. The decrease was primarily due to the net impact of the following: (i) a decrease in transaction related expenses of $14.0 million attributable to unconsummated transactions during the period, from $28.2 million to $14.2 million for the years ended December 31, 2008 and 2009, respectively; (ii) decreases in operating expenses of $36.4 million (excluding the non-recurring charge described below) primarily as a result of a reduction in professional and other service provider fees due to our efforts to actively manage our expense base in a deteriorating economic environment; (iii) an increase in occupancy costs of $7.1 million reflecting the opening of new offices subsequent to December 31, 2008 as well as an increase in existing office space; and (iv) an increase in employee compensation and benefits expense of $12.6 million resulting from an increase in salaries reflecting the hiring of additional personnel in connection with the expansion of our business as well as an increase in incentive compensation in connection with higher bonuses in 2009 reflecting improved overall financial performance of our private markets management company when compared to the prior period. Our Private Markets expenses exclude a $34.8 million charge incurred in connection with the Transactions. Management has excluded this charge from our segment financial information as such amount will be not be considered when assessing the performance of or allocating resources to, each of our business segments, and is non-recurring in nature. On a consolidated basis, this charge is included in general, administrative and other expenses.

Fee Related Earnings

        Due primarily to the increase in fees described above, fee related earnings in our Private Markets segment were $240.1 million for the year ended December 31, 2009, an increase of $83.9 million, or 53.7%, from the year ended December 31, 2008.

Investment Income (Loss)

        Investment income was $874.0 million for the year ended December 31, 2009, an increase of $2.3 billion compared to investment losses of $1.4 billion for the year ended December 31, 2008. For the year ended December 31, 2009, investment income (loss) was comprised of (i) net carried interest of $745.5 million and (ii) other investment income (loss) of $128.5 million, which includes net gains from investment activities of $106.4 million, dividends of $23.7 million and net interest expense of $1.6 million. The following table presents the components of net carried interest for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	($ in thousands)
Net Realized Gains (Losses)	$(44,136)	$67,709
Net Unrealized Gains (Losses)	835,028	(1,279,358)
Dividends and Interest	35,301	14,262

Gross carried interest	826,193	(1,197,387)

Less: Allocation to KKR carry pool	(57,971)	8,156
Less: Management fee refunds	(22,720)	29,611

Net carried interest	$745,502	$(1,159,620)

        Net realized gains (losses) for the year ended December 31, 2009 consists primarily of the write-off of our investment in Masonite International, Inc., offset by realized gains in connection with the initial public offerings of Avago Technologies Limited and Dollar General Corporation. Net realized gains (losses) for the year ended December 31, 2008 consists primarily of the partial sale of Rockwood Holdings, Inc. and the sale of Demag Holdings S.á r.l.

        The following table presents net unrealized gains (losses) of carried interest by fund for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	($ in thousands)
Millennium Fund	$380,054	$(512,564)
2006 Fund	203,762	(305,449)
European Fund	123,834	(268,885)
Co-Investment Vehicles	57,183	3,244
1996 Fund(a)	47,773	(145,088)
Asian Fund	22,422	—
European Fund II	—	(50,616)

Total(a)	$835,028	$(1,279,358)

(a)
The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the years ended December 31, 2009 and 2008, these excluded funds were the European Fund III and KKR E2 Investors (Annex Fund). In addition, subsequent to the Transactions, the 1996 Fund was no longer included in our results. As such, net unrealized gains (losses) of carried interest attributable to the 1996 Fund are only included through September 30, 2009.

        For the year ended December 31, 2009, approximately 40% of unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which were Legrand Holdings S.A. (ENXTPA: LR), Avago Technologies Limited (NYSE: AVGO), Sealy Corporation (NYSE: ZZ) and Rockwood Holdings, Inc. (NYSE: ROC). Our private portfolio contributed the remainder of the unrealized gains, the most significant of which were HCA Inc. (healthcare sector), KKR Debt Investors S.á r.l (financial services sector), and Alliance Boots GmbH (healthcare sector). In addition, there was a significant unrealized gain due to the reversal of a previously recognized unrealized loss in connection with the write-off of our investment in Masonite International Inc. (manufacturing sector) when the loss became realized. The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

        For the year ended December 31, 2008, approximately 40% of unrealized losses were attributable to decreased share prices of various publicly held investments, the most significant of which were Legrand Holdings S.A. (ENXTPA: LR), Rockwood Holdings, Inc. (NYSE: ROC) and Sealy Corporation (NYSE: ZZ). Our private portfolio contributed the remainder of the unrealized losses, the most significant of which were Capmark Financial Group Inc. (financial services sector), PagesJaunes Groupe S.A. (media sector), Alliance Boots GmbH (healthcare sector), and ProSieben SAT.1 Media AG (media sector). The decreased valuations, in the aggregate, generally related to deterioration in market comparables and to a certain extent individual company performance.

        Dividend income for the year ended December 31, 2009 consists primarily of dividends earned from Dollar General Corporation and Legrand Holdings S.A. Dividend income for the year ended December 31, 2008 consists primarily of dividends earned from Legrand Holdings S.A. The amount of carried interest earned during the fourth quarter of fiscal year 2009 for those funds and vehicles eligible to receive carried interest amounted to $92.3 million of which the carry pool was allocated 40%

and the remaining portion was allocated to KKR Group Holdings and KKR Holdings based on their respective ownership percentages. The increase in other investment income of $358.6 million from the year ended December 31, 2008 is primarily due to an increase in net unrealized gains from increases in the market value of capital invested by or on behalf of the general partners of our private equity funds.

Economic Net Income (Loss)

        Economic net income in our Private Markets segment was $1.1 billion for the year ended December 31, 2009, an increase of $2.3 billion compared to economic net loss of $1.2 billion for the year ended December 31, 2008. The increased investment income described above was the main contributor to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets assets under management from December 31, 2008 to December 31, 2009:

($ in thousands)
December 31, 2008 AUM	$35,283,700
Exclusion of KPE(a)	(3,514,400)
New Capital Raised	683,300
Distributions	(808,600)
Change in Value	7,198,900

December 31, 2009 AUM	$38,842,900

(a)
The AUM reported prior to the Transactions reflected the NAV of KPE and its commitments to our funds. Subsequent to the Transactions, the NAV of KPE and its commitments to our funds are excluded from our calculation of assets under management, because these assets are now owned by us and no longer managed on behalf of a third party investor.

        AUM in our Private Markets segment was $38.8 billion at December 31, 2009, an increase of $3.5 billion, or 9.9%, compared to $35.3 billion at December 31, 2008. The increase was primarily attributable to $7.2 billion of net unrealized gains resulting from changes in the market values of our portfolio companies, as well as $0.7 billion in new capital raised in our European III Fund, E2 Investors and separately managed accounts. The net unrealized investment gains were driven by net unrealized gains of $2.7 billion, $1.7 billion, $0.8 billion, $0.8 billion and $0.4 billion in our 2006 Fund, Millennium Fund, European Fund II, European Fund and Asian Fund, respectively, with all other funds also recording net realized gains during the period. Over 50% of the change in value for the year ended December 31, 2009 was attributable to increased share prices of various publicly held investments, notably Dollar General Corporation (NYSE: DG), which we took public in the fourth quarter of 2009, Avago Technologies Limited (NYSE: AVGO), which went public in the third quarter of 2009, and Legrand Holdings S.A. (ENXTPA: LR). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to HCA Inc. (healthcare sector) and Alliance Boots GmbH (healthcare sector). These unrealized gains were partially offset by a significant unrealized loss relating to Energy Future Holdings Corp. (energy sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance, coupled with an overall improvement in global markets. This increase was partially offset by distributions from our funds totaling $0.8 billion comprised of $0.5 billion of realized gains and $0.3 billion of return of original cost. In addition, the change in AUM included a $3.5 billion reduction representing the exclusion of the NAV of KPE and its commitments to our investment funds.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets fee paying assets under management from December 31, 2008 to December 31, 2009:

($ in thousands)
December 31, 2008 FPAUM	$39,244,800
Exclusion of KPE(a)	(3,175,900)
New Capital Raised	609,000
European Fund III/E2 Investors	(571,600)
Distributions	(325,058)
Change in Value	703,158

December 31, 2009 FPAUM	$36,484,400

(a)
The FPAUM reported prior to the Transactions reflected the NAV of KPE. Subsequent to the Transactions, the NAV of KPE is excluded from our calculation of fee paying assets under management, because these assets are now owned by us and are no longer managed on behalf of a third party investor.

        FPAUM in our Private Markets segment was $36.5 billion at December 31, 2009, a $2.7 billion decrease, or 6.9%, compared to $39.2 billion at December 31, 2008. The decrease was primarily attributable to a $3.2 billion reduction representing the exclusion of the NAV of KPE and its commitments to our investment funds. In addition, the decrease was attributable to distributions of $0.3 billion primarily representing the reduction of capital associated with realization activity and $0.6 billion related to capital that was transferred from a fee paying private equity fund (European Fund III) to a non-fee paying private equity fund (E2 Investors). These decreases were partially offset by new capital raised of $0.6 billion in our European III Fund and separately managed accounts and $0.7 billion of foreign exchange adjustments on foreign denominated committed and invested capital. For additional discussion of our private equity funds and other Private Markets investment vehicles, please see "Business."

Committed Dollars Invested

        Committed dollars invested were $2.1 billion for the year ended December 31, 2009, a decrease of $1.1 billion, or 33.5%, from the year ended December 31, 2008. The decrease was due primarily to a decrease in both the size and transaction volume of private equity investments closed during 2009 as compared with 2008.

Uncalled Commitments

        As of December 31, 2009, our Private Markets segment had $13.7 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$57,059	$50,754	$59,342
Incentive Fees	38,832	4,472	—

Total Management and Incentive Fees	95,891	55,226	59,342

Net Transaction Fees:
Transaction Fees	19,117	—	—
Total Fee Credits	(12,336)	—	—

Net Transaction Fees	6,781	—	—

Total Fees	102,672	55,226	59,342

Expenses
Employee Compensation and Benefits	29,910	24,086	20,566
Occupancy and Related Charges	2,375	2,483	2,134
Other Operating Expenses	13,430	18,103	4,066

Total Expenses	45,715	44,672	26,766

Fee Related Earnings	56,957	10,554	32,576

Investment Income (Loss)
Gross Carried interest	5,000	—	—
Less: Allocation to KKR carry pool	(2,000)	—	—

Net carried interest	3,000	—	—
Other investment income (Loss)	718	(5,260)	10,687

Total Investment Income (Loss)	3,718	(5,260)	10,687

Income (Loss) before Income (Loss)
Attributable to Noncontrolling Interests	60,675	5,294	43,263
Income (Loss) Attributable to Noncontrolling Interests	537	15	6,421

Economic Net Income	$60,138	$5,279	$36,842

Assets under management (period end)	$14,773,600	$13,361,300	$13,167,000

Fee paying assets under management (period end)	$7,824,400	$6,295,400	$4,167,000

Committed Dollars Invested	$697,600	$—	$—

Uncalled Commitments (period end)	$1,448,800	$816,327	$—

Year ended December 31, 2010 compared to year ended December 31, 2009

Fees

        Our Public Markets segment earned fees of $102.7 million for the year ended December 31, 2010, an increase of $47.5 million, or 85.9%, from the year ended December 31, 2009. The increase is primarily the result of an increase in incentive fee income from KFN of $34.3 million, from $4.5 million for the year ended December 31, 2009 to $38.8 million for the year ended December 31, 2010. The increase in incentive fee income is a result of KFN's financial performance exceeding the required benchmark. The increase in fees is also attributable to increased fee paying assets under management associated with new capital raised (see "Fee Paying Assets Under Management" table below) and $6.8 million of net transaction fees earned during the year ended December 31, 2010. No transaction fees were earned during the year ending December 31, 2009. These increases in fees were partially offset by an $11.7 million decrease in management fees from structured finance vehicles. In 2009, we elected to temporarily receive management fees from structured finance vehicles in lieu of being reimbursed $13.0 million of expenses by KFN and the Strategic Capital Funds. We ceased electing to receive management fees in lieu of the expense reimbursement in the first quarter of 2010 and, as a result, received only $1.3 million of such fees in 2010.

Expenses

        Expenses in our Public Markets segment were $45.7 million for the year ended December 31, 2010, an increase of $1.0 million, or 2.3%, from $44.7 million for the year ended December 31, 2009. The increase was primarily due to an increase in employee compensation and benefits expense of $5.8 million reflecting the hiring of additional personnel and the continued growth of this segment. Partially offsetting the increase in employee compensation and benefits was a decrease in other operating expenses of $4.6 million which was primarily attributable to an $11.7 million decrease in waived expense reimbursements. We waived $13.0 million of expense reimbursements during 2009 from KFN and the Strategic Capital Funds, versus only $1.3 million in 2010, as noted above. This decrease in other operating expenses was partially offset by increased general and administrative expenses resulting from the expansion of our business.

Fee Related Earnings

        Fee related earnings in our Public Markets segment were $57.0 million for the year ended December 31, 2010, an increase of $46.4 million from $10.6 million for the year ended December 31, 2009. The increase in fee related earnings is primarily due to the increase in fees described above.

Investment Income (Loss)

        Our Public Markets segment had investment income of $3.7 million for the year ended December 31, 2010, an increase of $9.0 million from investment losses of $5.3 million for the year ended December 31, 2009. The increase was primarily driven by net carried interest from certain special situations separately managed accounts earned in the year ended December 31, 2010.

Economic Net Income

        Economic net income in our Public Markets segment was $60.1 million for the year ended December 31, 2010, an increase of $54.8 million from economic net income of $5.3 million for the year ended December 31, 2009. The increase in fee related earnings described above was the main contributors to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2009 to December 31, 2010:

($ in thousands)
December 31, 2009 AUM	$13,361,300
New Capital Raised	1,970,100
Distributions	(1,281,700)
Foreign Exchange	—
Change in Value	723,900

December 31, 2010 AUM	$14,773,600

        AUM in our Public Markets segment totaled $14.8 billion at December 31, 2010, an increase of $1.4 billion, or 10.6%, from $13.4 billion at December 31, 2009. The increase was driven by $2.0 billion of new capital raised across our various Public Markets strategies, as well as a $0.7 billion increase in the net asset value of KFN and certain other fixed income vehicles. These increases were partially offset by $1.3 billion of redemptions in our liquid credit separately managed accounts.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2009 to December 31, 2010:

($ in thousands)
December 31, 2009 FPAUM	$6,295,400
New Capital Raised	1,893,000
Distributions	(1,281,700)
Foreign Exchange	—
Change in Value	917,700

December 31, 2010 FPAUM	$7,824,400

        FPAUM in our Public Markets segment totaled $7.8 billion at December 31, 2010, an increase of $1.5 billion, or 24.3%, from $6.3 billion at December 31, 2009. The increase was driven by $1.9 billion of new capital raised across our various Public Markets strategies, as well as a $0.9 billion increase in the net asset value of KFN and certain other fixed income vehicles. These increases were partially offset by $1.3 billion of redemptions in our liquid credit separately managed accounts.

Committed Dollars Invested

        Committed dollars invested were $0.7 billion for the year ended December 31, 2010. There were no committed dollars invested to any of our public markets investment vehicles for the year ended December 31, 2009.

Uncalled Commitments

        As of December 31, 2010 our Public Markets segment had $1.4 billion of uncalled capital commitments that could be called for investments in new transactions.

Year ended December 31, 2009 compared to year ended December 31, 2008

Fees

        Our Public Markets segment earned fees of $55.2 million for the year ended December 31, 2009, a decrease of $4.1 million, or 6.9%, from the year ended December 31, 2008. The decrease is primarily the result of a $15.2 million decrease in management fees received from the Strategic Capital Funds.

The reduction in management fees from the Strategic Capital Funds was partially due to a lower average net asset value during the year ended December 31, 2009 which resulted in a reduction of fees of $7.5 million. Additionally, effective December 1, 2008, the fees for all investor classes of the Strategic Capital Funds were reduced, which resulted in a further reduction of fees of $7.7 million. Management fees were reduced for all investor classes within the Strategic Capital Funds in conjunction with the mandatory redemption and restructuring of the funds, which was effective December 1, 2008.

        In addition to the reduced fees from the Strategic Capital Funds, there was a $10.2 million decrease in fees received from KFN due primarily to a lower average equity value during the year ended December 31, 2009, offset by an incentive fee received in 2009. KFN's equity value increased during the year ended December 31, 2009, however, because KFN's equity value had declined significantly in the fourth quarter of 2008, the average equity value for the year ended December 31, 2009 was lower than the average equity value for the year ended December 31, 2008. Separately, the incentive fee at KFN is calculated on a quarterly basis and is earned solely based on KFN's financial performance in a given quarter. As a result, the incentive fee can be earned in one quarter of a given year even if KFN experiences negative financial performance for other quarters during that same year. For additional discussion of the KFN incentive fee, please see "Summary of Significant Accounting Policies."

        These decreases were offset by a $7.3 million increase in management fees resulting from an increase in capital managed on behalf of third party investors and an increase in management fees from structured finance vehicles totaling $14.0 million. Beginning in 2009 we elected to temporarily receive management fees from structured finance vehicles in lieu of being reimbursed $13.0 million of expenses by KFN and the Strategic Capital Funds, thereby providing incremental cash flow, which otherwise would have been unavailable, to the investors in these entities. The election to receive management fees in lieu of expense reimbursements had an insignificant cash flow impact on us.

Expenses

        Expenses in our Public Markets segment were $44.7 million for the year ended December 31, 2009, an increase of $17.9 million, or 66.9% from the year ended December 31, 2008. The increase was primarily attributable to our waiving of $13.0 million of expense reimbursements during 2009 from KFN and the Strategic Capital Funds, as noted above. Additionally, employee compensation and benefits expense increased by $3.5 million, which was primarily due to increased headcount.

Investment Income (Loss)

        Our Public Markets segment had an investment loss of $5.3 million for the year ended December 31, 2009, a decrease of $15.9 million from the year ended December 31, 2008. This decrease was primarily driven by an increase in non-cash stock based compensation expense associated with equity grants received from KFN. Our stock based commitments to employees are tied to the stock price of KFN, and a rising stock price of KFN increases our liability to employees. The stock price of KFN appreciated in 2009 from a price of $1.58 at December 31, 2008 to a price of $5.80 at December 31, 2009.

Fee Related Earnings

        Due primarily to the increase in expenses described above, fee related earnings in our Public Markets segment were $10.6 million for the year ended December 31, 2009, a decrease of $22.0 million compared to fee related earnings of $32.6 million for the year ended December 31, 2008.

Economic Net Income

        Economic net income in our Public Markets segment was $5.3 million for the year ended December 31, 2009, a decrease of $31.6 million compared to economic net income of $36.8 million for the year ended December 31, 2008. The decrease in fee related earnings described above was the main contributor to the period over period decrease in economic net income.

Assets Under Management

        The following table reflects the changes in our Public Markets assets under management from December 31, 2008 to December 31, 2009:

($ in thousands)
December 31, 2008 AUM	$13,167,000
Exclusion of KPE(a)	(62,600)
New Capital Raised	1,416,300
Distributions	(2,000,000)
Investor Redemptions	(634,700)
Change in Value	1,475,300

December 31, 2009 AUM	$13,361,300

(a)
The AUM reported prior to the Transactions reflected the NAV of KPE and its commitments to our funds. Subsequent to the Transactions, the NAV of KPE and its commitments to our funds are excluded from our calculation of assets under management, because those items are now owned by us and no longer managed on behalf of a third party investor.

        AUM in our Public Markets segment was $13.4 billion at December 31, 2009, an increase of $0.2 billion, or 1.5%, compared to $13.2 billion at December 31, 2008. The increase was driven by $1.5 billion of net unrealized gains resulting from improvement in the overall credit markets. Our portfolios for KFN (including its majority owned subsidiaries), the Strategic Capital Funds, and our separately managed accounts primarily consisted of corporate debt, including leveraged loans and high yield bonds, with both asset classes experiencing material price appreciation in the fiscal year ended December 31, 2009.

        In addition to the unrealized appreciation on the portfolios noted above, we raised $1.4 billion in new capital for our separately managed accounts. Offsetting these increases was the restructuring and distribution of one of our structured finance vehicles, which decreased our AUM by $2.0 billion. We restructured and distributed this structured finance vehicle in 2009 as we believed the underlying collateral maintenance requirements and financing terms of this structured finance vehicle were no longer attractive. Further offsetting the increases to our AUM were redemptions of $0.6 billion from our Strategic Capital Funds.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets fee paying assets under management from December 31, 2008 to December 31, 2009:

($ in thousands)
December 31, 2008 FPAUM	$4,167,000
Exclusion of KPE(a)	(62,600)
New Capital Raised	1,400,000
Distributions	—
Investor Redemptions	(634,700)
Change in Value	1,425,700

December 31, 2009 FPAUM	$6,295,400

(a)
The FPAUM reported prior to the Transactions reflected the NAV of KPE. Subsequent to the Transactions, the NAV of KPE is excluded from our calculation of fee paying assets under management, because those items are now owned by us and are no longer managed on behalf of a third party investor.

        FPAUM in our Public Market segment was $6.3 billion at December 31, 2009, an increase of $2.1 billion, or 50.0%, compared to $4.2 billion at December 31, 2008. This increase was driven primarily by $1.4 billion of net unrealized gains resulting from improvements in the overall credit markets. Our portfolios for KFN (including its majority owned subsidiaries), the Strategic Capital Funds, and our separately managed accounts primarily consisted of corporate debt, including leveraged loans and high yield bonds, with both asset classes experiencing material price appreciation in the fiscal year ended December 31, 2009.

        In addition to the unrealized appreciation on the portfolios noted above, we raised $1.4 billion in new capital for our separately managed accounts. Offsetting the increases to our FPAUM were redemptions of $0.6 billion from our Strategic Capital Funds. For additional discussion of our investment funds, structured finance vehicles, and separately managed accounts, please see "Business."

Uncalled Commitments

        As of December 31, 2009, our Public Markets segment had $816.3 million of remaining uncalled capital commitments that could be called for investments in new transactions.

Capital Markets and Principal Activities Segment

        The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the years ended December 31, 2010, 2009 and 2008. The Capital Markets and Principal Activities segment was formed upon completion of the Transactions by combining our capital markets business with the assets and liabilities of KPE. As a result, we have reclassified the results of our capital markets business since inception into this segment.

	Year Ended December 31,
	2010		2009		2008
	($ in thousands)
Fees
Management and Incentive Fees
Management Fees	$		$		$
Incentive Fees		—		—		—
Total Management and Incentive Fees		—		—		—

Net Monitoring and Transaction Fees:
Monitoring Fees		—		—		—
Transaction Fees		105,266		34,129		18,211
Total Fee Credits				—		—
Net Transaction and Monitoring Fees		105,266		34,129		18,211

Total Fees		105,266		34,129		18,211

Expenses
Employee Compensation and Benefits		16,863		9,455		7,094
Occupancy and Related Charges		945		783		727
Other Operating Expenses		8,376		5,238		5,093

Total Expenses		26,184		15,476		12,914

Fee Related Earnings		79,082		18,653		5,297

Investment Income (Loss)
Gross Carried interest		—		—		—
Less: Allocation to KKR carry pool		—		—		—

Net carried interest		—		—		—
Other investment income (loss)		1,219,053		349,679		(4,129)

Total Investment Income (loss)		1,219,053		349,679		(4,129)

Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests		1,298,135		368,332		1,168
Income (Loss) Attributable to Noncontrolling Interests		3,033		581		(37)

Economic Net Income		$1,295,102		$367,751		$1,205

Year ended December 31, 2010 compared to year ended December 31, 2009

Fees

        Fees in our Capital Markets and Principal Activities segment were $105.3 million for the year ended December 31, 2010, an increase of $71.2 million, from $34.1 million for the year ended December 31, 2009. We completed 45 capital markets transactions in 2010, as compared to 11 transactions in 2009. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Expenses were $26.2 million for the year ended December 31, 2010, an increase of $10.7 million, or 69.2%, from the year ended December 31, 2009. The increase was primarily due to a $7.4 million increase in employee compensation and benefits expense relating primarily to increased headcount in connection with the expansion of our business as well as to an increase in incentive compensation resulting from the improved overall financial performance of our capital markets business.

Fee Related Earnings

        Due primarily to the increase in fees described above, fee related earnings in our Capital Markets and Principal Activities segment were $79.1 million for the year ended December 31, 2010, an increase of $60.4 million, as compared to fee related earnings of $18.7 million during the year ended December 31, 2009.

Investment Income (Loss)

        The following table presents the components of other investment income (loss) for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	($ in thousands)
Net Realized Gains (Losses)	$26,241	$24,516
Net Unrealized Gains (Losses)	966,869	333,578
Dividend Income	226,616	598
Interest Income	25,746	5,104
Interest Expense	(26,419)	(14,117)

Other Investment Income (Loss)	$1,219,053	$349,679

        The first nine months of 2009 did not include the results of the net assets acquired from KPE since the Transactions were completed on October 1, 2009. Accordingly, the 2009 amounts reflect investment income for the fourth quarter of 2009 and the remainder of 2009 activity primarily relates to interest expense at our capital markets business.

        In 2010, the net unrealized gains were comprised of $821.8 million of net unrealized gains from private equity investments, the most significant of which were Dollar General Corporation (NYSE: DG) and NXP Semiconductors NV (NASDAQ: NXPI), which went public in the third quarter of 2010, as well as $145.1 million of net unrealized gains from non-private equity investments (total net unrealized gains included reversals of previously recorded unrealized losses of $216.7 million related to the sale of investments during the year). Net realized gains were comprised of $150.3 million of realized gains from the sale of certain private equity investments, the most significant of which was the partial sale of Dollar General Corporation, and $124.1 million of realized losses from the sale of non-private equity investments, which related primarily to the write-off of our investment in Aero Technical Support & Services S.a.r.l. (industrial sector). Dividend income of $226.6 million in 2010 primarily consisted of dividends earned from HCA Inc. (healthcare sector).

        In 2009, net unrealized gains were comprised of $293.8 million of net unrealized gains from private equity investments, the most significant of which were Dollar General Corporation (NYSE: DG), which went public in the fourth quarter of 2009, NXP Semiconductors N.V. and HCA Inc., as well as $39.8 million of net unrealized gains from non-private equity investments.

Economic Net Income (Loss)

        Economic net income in our Capital Markets and Principal Activities segment was $1.3 billion for the year ended December 31, 2010, an increase of $927.4 million, as compared to economic net income of $367.8 million for the year ended December 31, 2009. The increase in investment income described above was the main contributor to the growth in economic net income.

Year ended December 31, 2009 compared to year ended December 31, 2008

Fees

        Fees in our Capital Markets and Principal Activities segment were $34.1 million for the year ended December 31, 2009, an increase of $15.9 million, or 87.4%, from the year ended December 31, 2008. The increase was due to an increase in the number of capital markets transactions during the period. We completed 11 capital markets transactions in 2009, as compared to 9 transactions in 2008. These transactions generated $34.1 million of underwriting, syndication and other capital markets services fees in 2009, compared to $18.2 million in 2008. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes.

Expenses

        Expenses were $15.5 million for the year ended December 31, 2009, an increase of $2.6 million, or 19.8%, from the year ended December 31, 2008. Substantially all of the increase was comprised of an increase in employee compensation and benefits expense resulting from an increase in salaries and bonuses in 2009 in connection with increased revenues when compared to the prior period and, to a lesser extent, an increase in headcount.

Fee Related Earnings

        Due primarily to the increases in fees as mentioned above, fee related earnings in our Capital Markets and Principal Activities segment were $18.7 million for the year ended December 31, 2009, an increase of $13.4 million, as compared to fee related earnings of $5.3 during the year ended December 31, 2008.

Investment Income (Loss)

        The following table presents the components of other investment income (loss) for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	($ in thousands)
Net Realized Gains (Losses)	$24,516	$(21)
Net Unrealized Gains (Losses)	333,578	—
Dividend Income	598	—
Interest Income	5,104	489
Interest Expense	(14,117)	(4,597)

Other Investment Income (Loss)	$349,679	$(4,129)

        The first nine months of 2009 did not include the results of the net assets acquired from KPE since the Transactions were completed on October 1, 2009. Accordingly, the 2009 amounts reflect investment income for the fourth quarter of 2009 and the remainder of 2009 activity primarily relates to interest expense at our capital markets business. The 2008 amounts primarily reflect interest expense from our capital markets business.

        In 2009, net unrealized gains were comprised of $293.8 million of net unrealized gains from private equity investments, the most significant of which were Dollar General Corporation (NYSE: DG), which went public in the fourth quarter of 2009, NXP Semiconductors N.V. and HCA Inc. (healthcare sector), as well as $39.8 million of net unrealized gains from non-private equity investments.

Economic Net Income (Loss)

        Economic net income in our Capital Markets and Principal Activities segment was $367.8 million for the year ended December 31, 2009 as compared to $1.2 million for the year ended December 31, 2008. The increase in investment income as described above was the main contributor to the increase in economic net income.

Segment Partners' Capital

        The following table presents our segment statement of financial condition as of December 31, 2010:

	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments
Cash and cash equivalents	$229,729	$10,007	$516,544	$756,280
Investments	—	—	4,831,798	4,831,798
Unrealized carry	523,002	3,001	—	526,003
Other assets	194,424	53,222	39,730	287,376

Total assets	$947,155	$66,230	$5,388,072	$6,401,457

Debt obligations	$—	$—	$500,000	$500,000
Other liabilities	104,248	10,193	45,837	160,278

Total liabilities	104,248	10,193	545,837	660,278

Noncontrolling interests	(1,750)	766	16,537	15,553

Partners' capital	$844,657	$55,271	$4,825,698	$5,725,626

	Total Reportable Segments Partners' Capital			$5,725,626
	Plus: Equity impact of Management Holdings Corp. and other			(52,745)
	Less: Noncontrolling Interests held by KKR Holdings L.P.			4,346,388

	Total KKR & Co. L.P. Partners' Capital			$1,326,493

Liquidity

        We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis involve: (i) generating cash flow from operations; (ii) generating income from investment activities; (iii) funding capital commitments that we have made to our funds; (iv) funding our growth initiatives; (v) distributing cash flow to our owners; and (vi) borrowings, interest payments and repayments under credit agreements, the Senior Notes and other borrowing arrangements. As of December 31, 2010, we had an available cash balance of approximately $0.8 billion.

Sources of Cash

        Our principal sources of cash consist of cash and cash equivalents consists of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) realizations from principal investments; and (iv) borrowings under our credit facilities and other borrowing arrangements described below. In addition, a significant amount of cash and cash equivalents was contributed to the KKR Group Partnerships as part of the Transactions.

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

Revolving Credit Agreements

        As of December 31, 2010, no borrowings were outstanding on any of the revolving credit agreements described below. We may, however, utilize these facilities prospectively in the normal course of our operations.

  •
  On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the "Corporate Credit Agreement"). The Corporate Credit Agreement provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. The facility had a term of five years that expired on February 26, 2013. During 2010, amounts outstanding under the Corporate Credit Agreement ranged from zero to $98.0 million. On March 1, 2011, the terms of the Corporate Credit Agreement were amended, which reduced availability for borrowings under the facility from $1.0 billion to $700 million and extended the maturity, so that the facility now expires on March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer (as defined below) of the Senior Notes became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds.

  •
  On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the "KCM Credit Agreement"). The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. In March 2009, the KCM Credit Agreement was amended to reduce the amounts available on revolving borrowings from $700 million to $500 million. As a result of this amendment, the counterparty returned approximately $1.6 million in financing costs. Borrowings under this facility may only be used for our capital markets business. During 2010, there were no amounts outstanding under the KCM Credit Agreement.

  •
  In June 2007, the KPE Investment Partnership entered into a five-year revolving credit agreement with a syndicate of lenders (the "Principal Credit Agreement"). The Principal Credit Agreement provides for up to $925.0 million of senior secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. In September 2009, a wholly owned subsidiary of KKR assumed $65.0 million of commitments on the Principal Credit Agreement from one of the counterparties to the agreement, which has effectively reduced KKR's availability under the Principal Credit Agreement on a consolidated basis to $860.0 million. During 2010, amounts outstanding under the Principal Credit Agreement ranged from zero to $810.0 million.

Senior Notes

  •
  On September 29, 2010, KKR Group Finance Co. LLC (the "Issuer"), a subsidiary of KKR Management Holdings Corp. and an indirect subsidiary of KKR & Co. L.P., issued $500 million aggregate principal amount of 6.375% Senior Notes (the "Senior Notes"), which were issued at a price of 99.584%. The Senior Notes are unsecured and unsubordinated obligations of the Issuer and will mature on September 29, 2020, unless earlier redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010.

        From time to time, we may borrow amounts to satisfy general short-term needs of our business by opening short-term lines of credit with established financial institutions. These amounts are generally repaid within 30 days, at which time such short-term lines of credit would close. There were no such borrowings as of December 31, 2010.

Liquidity Needs

        We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including funding our capital commitments made to existing and future funds and any net capital requirements of our capital markets companies; (ii) service debt obligations, as well as any contingent liabilities that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings; and (v) make cash distributions in accordance with our distribution policy. We may also require cash to fund contingent obligations including those under clawback and net-loss sharing arrangements. See "—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis." We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for the next 12 months.

        The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to the funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing. In addition, as a result of the Transactions, we are responsible for the uncalled commitments once attributable to KPE's investment partnership as a partner in our private equity funds. The following table presents our uncalled commitments to our active investment funds as of December 31, 2010:

Uncalled Commitments
($ in thousands)
Private Markets
2006 Fund	$362,684
European Fund III	300,540
Asian Fund	117,396
Infrastructure Fund	50,000
E2 Investors (Annex Fund)	30,833
China Growth Fund	8,506
Natural Resources I	5,413
Other Private Markets Commitments	1,264

Total Private Markets Commitments	876,636

Public Markets
Mezzanine Fund	34,100
Capital Solutions Vehicles	13,000

Total Public Markets Commitments	47,100

Total Uncalled Commitments	$923,736

        Historically, we have funded commitments with cash from operations that otherwise would be distributed to our principals. We expect to fund future commitments with available cash, proceeds from realizations of principal assets and other sources of liquidity available to us.

        We and our intermediate holding company, a taxable corporation for U.S. federal, state and local income tax purposes, may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Management Holdings L.P. made an election under Section 754 of the Internal Revenue Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs, which may result in an increase in our intermediate holding company's share of the tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our intermediate holding company's share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax our intermediate holding company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        We have entered into a tax receivable agreement with KKR Holdings requiring our intermediate holding company to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding company actually realizes as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding company actually realizes as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation is an obligation of our intermediate holding company and not of either KKR Group Partnership. As such, the cash distributions to common unitholders may vary from holders of KKR Group Partnership Units (held by KKR Holdings and others) to the extent payments are made under the tax receivable agreements to selling holders of KKR Group Partnership Units. As the payments reflect actual tax savings received by KKR entities, there may be a timing difference between the tax savings received by KKR entities and the cash payments to selling holders of KKR Group Partnership Units. No cash payments were made in 2010 under the tax receivable agreement.

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

        We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. KKR does not intend to distribute gains on principal investments, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships, KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For the purposes of KKR's distribution policy, our distributions are expected to consist of an amount consisting of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of our carry pool, and (iii) certain tax distributions, if any. This amount is expected to be reduced by (i) corporate and applicable local taxes if any, (ii) noncontrolling interests, and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of our business and other matters as discussed above.

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

        In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2010 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$923.7	$—	$—	$—	$923.7
Debt payment obligations(2)	—	—	—	500.0	500.0
Interest obligations on debt(3)	40.3	66.6	66.6	151.4	324.9
Lease obligations	30.9	50.3	45.6	96.2	223.0

Total	$994.9	$116.9	$112.2	$747.6	$1,971.6

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

(2)
Represents Senior Notes which are presented gross of unamortized discount.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming no prepayments are made and the related debt is held until its final maturity date. Future interest rates have been calculated using rates in effect as of December 31, 2010, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

        In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our consolidated and combined financial statements as of December 31, 2010 relating to indemnification obligations.

        The partnership documents governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors at the end of the life of the fund. The terms of the Transactions require that our principals remain responsible for any clawback obligation relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. Carry distributions arising subsequent to the Transactions may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships in accordance with the terms of the instruments governing the KKR Group Partnerships. As of December 31, 2010, assuming that all applicable private equity funds were liquidated at no value, the amount of carried interest distributed that would be subject to this clawback provision would be $697.0 million, of which $473.4 million would be borne by KKR and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their December 31, 2010 fair values, the clawback obligation would have been $61.5 million, of which $55.9 million is recorded in due from affiliates and $5.6 million is due from noncontrolling interest holders.

        The instruments governing certain of our private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the "net loss sharing provisions," certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of December 31, 2010, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $1,094.0 million as of December 31, 2010.

        Unlike the "clawback" provisions, the KKR Group Partnerships will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

        In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2010. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$14,074.7	$—	$—	$—	$14,074.7
Debt payment obligations(2)	171.4	—	817.6	500.0	1,489.0
Interest obligations on debt(3)	55.1	102.2	192.2	151.4	500.9
Lease obligations	30.9	50.3	45.6	96.2	223.0

Total	$14,332.1	$152.5	$1,055.4	$747.6	$16,287.6

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

(2)
Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns. Such financing arrangements include $796.4 million of financing provided through total return swaps and $192.6 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns and are not direct obligations of the general partners of our private equity funds or our management companies. The amount for Senior Notes offering is presented gross of unamortized discount.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming no prepayments are made and the related debt is held until its final maturity date. Future interest rates have been calculated using rates in effect as of December 31, 2010, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

Net Cash Provided by (Used in) Operating Activities

        Our net cash provided by (used in) operating activities was $0.7 billion, $(0.3) billion and $(2.4) billion during the years December 31, 2010, 2009 and 2008, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $0.3 billion, $(1.2) billion, and $(1.9) billion during the years ended December 31, 2010, 2009 an 2008, respectively; (ii) net realized gains (losses) on investments of $2.4 billion, $(0.3) billion and $0.3 billion during the years ended December 31, 2010, 2009 and 2008, respectively; and (iii) change in unrealized gains on investments of $5.3 billion, $7.8 billion and $(13.2) billion during the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are reflected as operating activities in accordance with investment company accounting.

Net Cash Provided by (Used in) Investing Activities

        Our net cash provided by (used in) investing activities was $(1.3) million, $(43.0) million and $(61.7) million during the years ended December 31, 2010, 2009 and 2008, respectively. Our investing activities included the purchases of furniture, equipment and leasehold improvements of $13.1 million, $21.1 million and $13.1 million, as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $(11.8) million, $21.9 million and $4.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Net Cash Provided by (Used in) Financing Activities

        Our net cash provided by (used in) financing activities was $(0.5) billion, $0.7 billion and $2.4 billion during the years ended December 31, 2010, 2009 and 2008, respectively. Our financing activities primarily included: (i) contributions net of distributions, made to noncontrolling interests, of $0.1 billion, $0.8 billion and $2.8 billion during the years ended December 31, 2010, 2009 and 2008, respectively; (ii) repayment of debt obligations net of proceeds received of $0.6 billion, $0.3 billion and $0.2 billion during the years ended December 31, 2010, 2009 and 2008, respectively; and (iii) distributions net of contributions to our equity holders of $0.1 billion, $0.2 billion and $0.1 billion during the years ended December 31, 2010, 2009 and 2008, respectively.

Critical Accounting Policies

        The preparation of our consolidated and combined financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of fees, expenses and investment income. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated and combined financial statements in the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions. Please see the notes to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further detail regarding our critical accounting policies.

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

        The consolidated KKR funds do not consolidate their majority owned and controlled investments in portfolio companies. Rather, those investments are accounted for as investments and carried at fair value as described below.

        The KKR funds are consolidated notwithstanding the fact that we have only a minority economic interest in those funds. The consolidated and combined financial statements reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated KKR funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors, are attributed to noncontrolling interests in the accompanying consolidated and combined financial statements. Substantially all of the management fees and certain other amounts earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR's partners' capital.

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

        Investments measured and reported at fair value are classified and disclosed in one of the following categories:

          Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include publicly listed equities and publicly listed derivatives. In addition, securities sold, but not yet purchased and call options are included in Level I. We do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price. We classified 26.0% of total investments measured and reported at fair value as Level I at December 31, 2010.

          Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments which are generally included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives. We classified 8.5% of total investments measured and reported at fair value as Level II at December 31, 2010.

          Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private portfolio companies held through our private equity funds. We classified 65.5% of total investments measured and reported at fair value as Level III at December 31, 2010. The valuation of our Level III investments at December 31, 2010 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

        Approximately 26.0%, or $9.5 billion, and 22.6%, or $6.6 billion, of the value of our investments were valued using quoted market prices, which have not been adjusted, as of December 31, 2010 and December 31, 2009, respectively.

        Approximately 74.0%, or $27.0 billion, and 77.4%, or $22.4 billion, of the value of our investments were valued in the absence of readily observable market prices as of December 31, 2010 and December 31, 2009, respectively. The majority of these investments were valued using internal models with significant unobservable market parameters and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable market prices had existed. Additional external factors may cause those values, and the values of investments for which readily observable market prices exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and partners' capital that we report from time to time.

        Our calculations of the fair values of private company investments were reviewed by an independent valuation firm, who provided third party valuation assistance to us, which consisted of certain limited procedures that we identified and requested it to perform. Upon completion of such limited procedures, they concluded that the fair value, as determined by us, of those investments subjected to their limited procedures was reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards. The general partners of our funds are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that the general partner of each fund is required to undertake to determine the fair value of the investments.

        Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of December 31, 2010, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a 10% immediate change in net gains (losses) from the funds' investment activities (including carried interest when applicable), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. However, we estimate the impact that the consequential decrease in investment income would have on net income attributable to KKR would be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests.

        As of December 31, 2010, private equity investments which represented greater than 5% of the net assets of consolidated private equity funds included: (i) Dollar General valued at $3.4 billion; (ii) Alliance Boots valued at $2.5 billion; and (iii) HCA Inc. valued at $2.4 billion.

        The majority of the value of the investments in our consolidated fixed income funds were valued using observable market parameters, which may include quoted market prices, as of December 31, 2010 and December 31, 2009. Quoted market prices, when used, are not adjusted.

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

        KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the management fees earned. As of December 31, 2010, the amount subject to refund for which no liability has been recorded approximates $58.7 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned management fees, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

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

Recent Accounting Pronouncements

        On January 1, 2010, KKR adopted guidance issued by the Financial Accounting Standards Board ("FASB") related to VIEs. The amendments significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The guidance requires continuous assessment of the reporting entity's involvement with such VIEs. The guidance provides a limited scope deferral for a reporting entity's interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset backed financing entity or an entity that was formerly considered a qualifying special purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs. Prior to the revision of the consolidation rules, KKR consolidated a substantial majority of its investment vehicles except for KKR Strategic Capital Overseas Fund Ltd., KFN, KKR Index Fund Investments L.P., carry co-investment vehicles and 8 North America Investor L.P. With respect to the unconsolidated investment vehicles, these entities have qualified for the deferral of the revised consolidation rules and the consolidation analysis was based on the previous consolidation rules. In addition, in connection with the adoption of the new consolidation rules, KKR considered whether it was appropriate to consolidate five structured finance vehicle subsidiaries of KFN. With respect to these entities, the primary beneficiary was determined to be KFN, because KFN has the power to direct the activities that most significantly impact these entities' economic performance and KFN has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. See Note 11, "Related Party Transactions" for financial information related to KFN. Accordingly, the revised consolidation rules have not resulted in the consolidation or deconsolidation of any entities. As a result, KKR consolidates the same entities both before and after adopting these new rules.

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

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risks primarily relates to our role as general partner or manager of our funds and sensitivities to movements in the fair value of their investments, including the effect that those movements have on the management fees and carried interests that we receive. We have an increased exposure to market risks as a result of the principal assets. The fair value of investments may fluctuate in response to changes in the value of securities, foreign currency exchange rates and interest rates.

Market Risk

        Our funds hold investments that are reported at fair value. Net changes in the fair value of investments impact the net gains from investments in our combined statements of operations. Based on the investments of our funds as of December 31, 2010, we estimate that a 10% decrease in the fair value of our funds' investments would result in a corresponding reduction in investment income. However, we estimate the impact that the consequential decrease in investment income would have on our reported income attributable to Group Holdings would be significantly less than the amount presented above, given that a substantial majority of the change in fair value would be attributable to noncontrolling interests.

        Our base management fees in our private equity funds are calculated based on the amount of capital committed or invested by a fund, as described under "Business—Our Segments—Private Markets." In the case of our Public Markets business, management fees are often calculated based on the average NAV of the fund, vehicle, or specialty finance company, for that particular period. To the extent that base management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will be increased or decreased in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management and other amounts that are based on NAV depends on the number and type of funds in existence. Currently, a majority of our private equity funds are based on a percentage of committed or invested capital.

Securities Market Risk

        Our investment funds make certain investments in portfolio companies whose securities are publicly traded. The market prices of securities may be volatile and are likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of such companies or of other companies in the industries in which they operate, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, industry conditions, changes in government regulation, shortfalls in operating results from levels forecasted by securities analysts, the general state of the securities markets and other material events, such as significant management changes, re-financings, acquisitions and dispositions. In addition, although our private equity funds primarily hold investments in portfolio companies whose securities are not publicly traded, the value of these investments may also fluctuate due to similar factors beyond our control as described above for portfolio companies whose securities are publicly traded.

Exchange Rate Risk

        Our private equity funds make investments from time to time in currencies other than those in which their capital commitments are denominated. Those investments expose us and our fund investors to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the capital commitments are denominated and the currency in which the investments are made. Our policy is to minimize these risks by employing hedging techniques, including using foreign currency options and foreign exchange contracts to reduce exposure to future changes in exchange rates when our funds have invested a meaningful amount of capital in currencies other than the currencies in which their capital commitments are denominated.

        Because most of the capital commitments to our funds are denominated in U.S. dollars, our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our investments are denominated (primarily euros, British pounds, Indian rupees and Australian dollars). We estimate that a simultaneous parallel movement by 10% in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our funds' investments were denominated as of December 31, 2010 would result in net gains or losses from investment activities of our funds of $844.8 million. However, we estimate that the effect on its income before taxes and its net income from such a change would be significantly less than the amount presented above, because a substantial majority of the gain or loss would be attributable to noncontrolling interests in our funds.

Credit Risk

        We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In these agreements, we depend on these counterparties to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In addition, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

Interest Rate Risk

        We have debt obligations that include revolving credit agreements and certain investment financing arrangements structured through the use of total return swaps which effectively convert third party capital contributions into our borrowings. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. Based on our debt obligations payable at December 31, 2010 (inclusive of debt obligations of our consolidated funds), we estimate that interest expense relating to variable rates would increase on an annual basis by $9.9 million in the event interest rates were to increase by 100 basis points. The estimated impact on interest expense is solely on the debt obligations of our consolidated funds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of KKR & Co. L.P.:

        We have audited the accompanying consolidated and combined statements of financial condition of KKR & Co. L.P. (the "Company") as of December 31, 2010 and 2009, and the related consolidated and combined statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated and combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated and combined financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of KKR & Co. L.P. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 5 to the consolidated and combined financial statements, the financial statements include investments valued at $23.9 billion (62% of total assets) and $19.4 billion (64% of total assets) as of December 31, 2010 and 2009, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Management's estimates are based on the factors described in Note 2.

/s/ Deloitte & Touche LLP

New York, New York
March 7, 2011

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF FINANCIAL CONDITION
(Amounts in Thousands, Except Unit Data)

	December 31, 2010	December 31, 2009
Assets
Cash and Cash Equivalents	$738,693	$546,739
Cash and Cash Equivalents Held at Consolidated Entities	695,902	282,091
Restricted Cash and Cash Equivalents	60,482	72,298
Investments, at Fair Value	36,449,770	28,972,943
Due from Affiliates	136,556	123,988
Other Assets	309,754	223,052

Total Assets	$38,391,157	$30,221,111

Liabilities and Equity
Debt Obligations	$1,486,960	$2,060,185
Due to Affiliates	18,047	87,741
Accounts Payable, Accrued Expenses and Other Liabilities	886,108	711,704

Total Liabilities	2,391,115	2,859,630

Commitments and Contingencies
Equity
KKR & Co. L.P. Partners' Capital (212,770,091 and 204,902,226 common units issued and outstanding as of December 31, 2010 and December 31, 2009, respectively)	1,324,530	1,012,656
Accumulated Other Comprehensive Income	1,963	1,193

Total KKR & Co. L.P. Partners' Capital	1,326,493	1,013,849
Noncontrolling Interests in Consolidated Entities	30,327,161	23,275,272
Noncontrolling Interests held by KKR Holdings L.P.	4,346,388	3,072,360

Total Equity	36,000,042	27,361,481

Total Liabilities and Equity	$38,391,157	$30,221,111

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Unit and Per Unit Data)

	For the Years Ended December 31,
	2010	2009	2008
Revenues
Fees	$435,386	$331,271	$235,181

Expenses
Employee Compensation and Benefits	1,344,455	838,072	149,182
Occupancy and Related Charges	39,692	38,013	30,430
General, Administrative and Other	311,147	264,396	179,673
Fund Expenses	67,369	55,229	59,103

Total Expenses	1,762,663	1,195,710	418,388

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	7,755,090	7,505,005	(12,944,720)
Dividend Income	1,250,293	186,324	75,441
Interest Income	226,824	142,117	129,601
Interest Expense	(53,099)	(79,638)	(125,561)

Total Investment Income (Loss)	9,179,108	7,753,808	(12,865,239)

Income (Loss) Before Taxes	7,851,831	6,889,369	(13,048,446)
Income Taxes	75,360	36,998	6,786

Net Income (Loss)	7,776,471	6,852,371	(13,055,232)
Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	6,544,016	6,119,382	(11,850,761)
Less: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	899,277	(116,696)	—

Net Income (Loss) Attributable to KKR & Co. L.P.	$333,178	$849,685	$(1,204,471)

		October 1, 2009 through December 31, 2009
Net Loss Attributable to KKR & Co. L.P.		$(78,221)

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$1.62	$(.38)
Diluted	$1.62	$(.38)
Weighted Average Common Units Outstanding
Basic	206,031,682	204,902,226
Diluted	206,039,244	204,902,226

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests held by KKR Holdings L.P.	Total Comprehensive Income	Total Equity
January 1, 2008	—	$1,507,694	$9,652	$28,749,814	$—		$30,267,160
Comprehensive Income:
Net Income (Loss)		(1,204,471)		(11,850,761)		$(13,055,232)	(13,055,232)
Other Comprehensive Income-Currency Translation Adjustment			(8,407)	(18)		(8,425)	(8,425)

Total Comprehensive Income						$(13,063,657)	(13,063,657)

Purchase of Noncontrolling Interests in Consolidated Entities by KKR Group Holdings L.P.				(6,285)			(6,285)

Capital Contributions		103,368		3,942,547			4,045,915

Capital Distributions		(255,957)		(1,136,819)			(1,392,776)

Balance at December 31, 2008	—	150,634	1,245	19,698,478	—		19,850,357

Comprehensive Income:
Net Income (Loss)		927,906		4,674,727		$5,602,633	5,602,633
Other Comprehensive Income-Currency Translation Adjustment			2,417	5		2,422	2,422

Total Comprehensive Income						$5,605,055	5,605,055

Capital Contributions		35,499		1,935,044			1,970,543

Capital Distributions		(320,760)		(993,288)			(1,314,048)

Balance at September 30, 2009	—	793,279	3,662	25,314,966	—		26,111,907

Non-Contributed Assets (1996 Fund L.P.)		(146,448)		(761,236)			(907,684)
Retained Interests		(368,909)	(36)	464,225			95,280
Reallocation of Net Assets from KKR PEI Investments L.P.		3,029,070		(3,029,070)
Contributions of Net Assets of KPE		450,851					450,851
Reallocation of Interests to KKR Holdings L.P.		(2,630,491)	(2,538)		2,633,029
Deferred Tax Effects Resulting from the Transactions		(36,547)					(36,547)

Balance at October 1, 2009	204,902,226	1,090,805	1,088	21,988,885	2,633,029		25,713,807

Comprehensive Income:
Net Income (Loss)		(78,221)		1,444,655	(116,696)	$1,249,738	1,249,738
Other Comprehensive Income-Currency Translation Adjustment			105	3	245	353	353

Total Comprehensive Income						$1,250,091	1,250,091

Equity Based Compensation					562,373		562,373

Capital Contributions		72		470,154	169		470,395

Capital Distributions				(628,425)	(6,760)		(635,185)

Balance at December 31, 2009	204,902,226	1,012,656	1,193	23,275,272	3,072,360		27,361,481

(continued)

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests held by KKR Holdings L.P.	Total Comprehensive Income	Total Equity
January 1, 2010	204,902,226	1,012,656	1,193	23,275,272	3,072,360		27,361,481
Comprehensive Income:
Net Income (Loss)		333,178		6,544,016	899,277	$7,776,471	7,776,471
Other Comprehensive Income-Currency Translation Adjustment			683	9	286	978	978

Total Comprehensive Income						$7,777,449	7,777,449

Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	7,867,865	69,940	59		(69,999)		—

Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		674	28				702

Equity Based Compensation					824,193		824,193

Capital Contributions				4,954,676	40,671		4,995,347

Capital Distributions		(91,918)		(4,446,812)	(420,400)		(4,959,130)

Balance at December 31, 2010	212,770,091	$1,324,530	$1,963	$30,327,161	$4,346,388		$36,000,042

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$7,776,471	$6,852,371	$(13,055,232)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used)by Operating Activities:
Non-Cash Equity Based Payments	824,193	562,373	—
Net Realized (Gains) Losses on Investments	(2,411,510)	314,407	(253,410)
Change in Unrealized (Gains) Losses on Investments	(5,343,580)	(7,819,412)	13,198,130
Other Non-Cash Amounts	(20,978)	(1,397)	2,387
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(416,254)	690,371	(565,604)
Change in Due from/(to) Affiliates	(119,585)	(21,830)	14,080
Change in Other Assets	(79,616)	(21,826)	87,338
Change in Accounts Payable, Accrued Expenses and Other Liabilities	266,974	344,137	28,724
Investments Purchased	(5,396,703)	(2,795,658)	(3,438,323)
Cash Proceeds from Sale of Investments	5,653,984	1,549,152	1,535,754

Net Cash Provided (Used) by Operating Activities	733,396	(347,312)	(2,446,156)

Cash Flows from Investing Activities
Change in Restricted Cash and Cash Equivalents	11,816	(21,909)	(4,471)
Purchase of Noncontroling Interests	—	—	(44,171)
Purchase of Furniture, Equipment and Leasehold Improvements	(13,081)	(21,050)	(13,104)

Net Cash Provided (Used) by Investing Activities	(1,265)	(42,959)	(61,746)

Cash Flows from Financing Activities
Distributions to Noncontrolling Interests in Consolidated Entities	(4,446,812)	(1,586,300)	(1,136,819)
Contributions from Noncontrolling Interests in Consolidated Entities	4,954,676	2,405,198	3,942,547
Distributions to KKR Holdings L.P.	(420,400)	(6,760)	—
Contributions from KKR Holdings L.P.	40,671	169	—
Cash Attributed to Non-Contributed Assets (1996 Fund L.P.)	—	(20,241)	—
Contributions from KKR Private Equity Investors, L.P.	—	470,263	—
Distributions to Partners	(91,918)	(211,068)	(250,358)
Contributions from Partners	—	35,571	103,368
Proceeds from Debt Obligations	652,806	503,462	813,809
Repayment of Debt Obligations	(1,225,420)	(852,503)	(1,018,389)
Deferred Financing Cost (Incurred) Returned	(3,780)	573	(19,655)

Net Cash Provided (Used) by Financing Activities	(540,177)	738,364	2,434,503

Net Change in Cash and Cash Equivalents	191,954	348,093	(73,399)
Cash and Cash Equivalents, Beginning of Year	546,739	198,646	272,045

Cash and Cash Equivalents, End of Year	$738,693	$546,739	$198,646

(continued)

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	For the Years Ended December 31,
	2010	2009	2008
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$66,110	$40,256	$70,952
Payments for Income Taxes	$91,112	$8,454	$4,539
Supplemental Disclosures of Non-Cash Activities
Non-Cash Debt Financing/Purchase of Investments	$—	$—	$625,000
Non-Cash Contributions of Stock Based Compensation from KKR Holdings L.P.	$824,193	$562,373	$—
Non-Cash Distributions to Noncontrolling Interests in Consolidated Entities	$—	$35,413	$—
Non-Cash Contributions from KKR Private Equity Investors, L.P.	$—	$(19,412)	$—
Non-Cash Distributions to Controlling Equity Holders	$—	$109,692	$5,599
Non-Cash Distributions to KKR Holdings L.P.	$—	$89,005	$—
Restricted Stock Grant from Affiliate	$—	$—	$15,939
Proceeds Due from Unsettled Investment Sales	$(2,521)	$7,733	$—
Unsettled Purchase of Investments	$42,738	$(968)	$—
Change in Contingent Carried Interest Repayment Guarantee	$(21,138)	$(18,159)	$—
Realized Gains on Extinguishment of Debt	$—	$19,761	$—
Realized Gains on Repayment of Debt	$8,236	$—	$—
Unrealized Gains (Losses) on Foreign Exchange on Debt Obligations	$(5,525)	$(12,286)	$(35,624)
Conversion of Interest Payable into Debt Obligations	$2,100	$11,576	$—
Change in Foreign Exchange on Cash and Cash Equivalents Held at Consolidated Entities	$(2,443)	$12,628	$(14,032)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$69,999	$—	$—
Net Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units including the effect of the tax receivable agreement	$702	$—	$—
Reorganization Adjustments
Due From Affiliates	$—	$94,538	$—
Other Assets	$—	$17,257	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$53,040	$—
Noncontrolling Interests in Consolidated Entities	$—	$(2,564,845)	$—
Deconsolidation of Consolidated Entities(1):
Cash and Cash Equivalents Held at Consolidated Entities	$—	$5,485	$—
Investments, at Fair Value	$—	$911,603	$—
Due From Affiliates	$—	$3,706	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$33,351	$—
Noncontrolling Interests in Consolidated Entities	$—	$761,236	$—

See notes to consolidated and combined financial statements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

        KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries ("KKR"), is a leading global investment firm that is involved in providing a broad range of investment management services to investors and provides capital markets services for the firm, its portfolio companies and clients. Led by Henry Kravis and George Roberts, KKR conducts business through 14 offices around the world, which provides a global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR operates as a single professional services firm and carries out its investment activities under the KKR brand name.

        KKR & Co. L.P. (the "Partnership") was formed as a Delaware limited partnership on June 25, 2007 and its general partner is KKR Management LLC (the "Managing Partner"). The Partnership is the parent company of KKR Group Limited, which is the non-economic general partner of KKR Group Holdings L.P. ("Group Holdings"), and the Partnership is the sole limited partner of Group Holdings. Group Holdings holds a controlling economic interest in each of (i) KKR Management Holdings L.P. ("Management Holdings") through KKR Management Holdings Corp., a Delaware corporation which is a domestic corporation for U.S. federal income tax purposes, and (ii) KKR Fund Holdings L.P. ("Fund Holdings" and together with Management Holdings, the "KKR Group Partnerships") directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company which is a disregarded entity for U.S federal income tax purposes. Group Holdings also owns certain economic interests in Management Holdings through a wholly-owned Delaware corporate subsidiary of KKR Management Holdings Corp. and certain economic interests in Fund Holdings through a Delaware partnership of which Group Holdings is the general partner with a 99% economic interest and KKR Management Holdings Corp. is a limited partner with a 1% economic interest. The Partnership, through its controlling equity interests in the KKR Group Partnerships, is the holding partnership for the KKR business.

Reorganization and Combination Transactions

        Prior to October 1, 2009, KKR's business was conducted through multiple entities for which there was no single holding entity, but were under common control of senior KKR principals ("Senior Principals"), and in which Senior Principals and KKR's other principals and individuals held ownership interests (collectively, the "Predecessor Owners").

        In addition, KKR sponsored the investment vehicle KKR Private Equity Investors, L.P. ("KPE"), which was a Guernsey limited partnership that traded publicly on Euronext Amsterdam under the symbol "KPE". KPE was controlled by Senior Principals through their general partner interest. Substantially all of the economic interests in KPE were held by third party investors through their limited partner interests. From the date of its formation, all of KPE's investments were made through another Guernsey limited partnership, KKR PEI Investments, L.P. ("KPE Investment Partnership"), of which KPE was the sole limited partner. The KPE Investment Partnership was controlled by Senior Principals through their general partner interest. Substantially all of the economic interests in the KPE Investment Partnership were held by KPE through its limited partner interest. KPE was established solely to hold limited partner interests in the KPE Investment Partnership and since its inception, KPE had no substantive operating activities other than the investing activities conducted through the KPE Investment Partnership.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

        On October 1, 2009, the Partnership and KPE completed a transaction to combine the investment management business of KKR with the assets and liabilities of KPE (the "Combination Transaction" and together with the Reorganization Transactions, the "Transactions"). The Combination Transaction involved the contribution of all of KPE's assets and liabilities to the KKR Group Partnerships in exchange for a 30% interest in the KKR Group Partnerships. The assets and liabilities contributed to the KKR Group Partnerships by KPE included $3.0 billion of limited partner interests in the KPE Investment Partnership, $470.3 million of cash and cash equivalents, and $19.4 million of net other liabilities. The net asset value per unit of KPE on the date of the Transactions was greater than the publicly traded unit value of KPE on that same date. Due to a variety of reasons, including the fact that the holders of publicly traded units generally hold passive interests with little influence over the operations of a fund and its underlying investments and are not able to redeem their units at net asset value, net asset values of publicly traded closed-end funds are not necessarily correlated to the public market capitalization. The Combination Transaction was negotiated on an arms-length basis with the independent directors of KPE's general partner and unanimously approved by the board of directors of KPE's general partner, acting upon the unanimous recommendation of the independent directors of KPE's general partner. In addition, the Combination Transaction was consented to by holders of a majority of KPE units, excluding any KPE units whose consent rights were controlled by KKR or its affiliates.

        Common control transactions are accounted for under Accounting Standards Code ("ASC") 805-50. Because KPE, the KPE Investment Partnership and the other entities included in the consolidated and combined financial statements were under the common control of the Senior Principals both prior to and following the completion of the Transactions, in accordance with ASC 805-50 the Transactions are accounted for as transfers of interests under common control. Accordingly, no new basis of accounting has been established upon completion of the Transactions and Group Holdings carried forward the carrying amounts of assets and liabilities that were contributed to the KKR Group Partnerships.

        Similarly, because the Transactions did not result in a change of control, exchanges involving the various noncontrolling interests were accounted for as equity transactions in accordance with ASC 810-10-45-23. The carrying amount of noncontrolling interests associated with the KPE Investment Partnership was adjusted to zero to reflect the change in ownership interest from that of KPE to that of KKR & Co. L.P. Since KKR retained its controlling financial interest in the KKR business, no gain or loss was recognized in the accompanying consolidated and combined financial statements. This includes the exchange of the KPE Investment Partnership for a 30% economic interest in the KKR Group Partnerships in the Transactions, and the exchange by KKR's other principals and individuals of their ownership interests in various entities included in the accompanying consolidated and combined financial statements before the Transactions for interests in KKR Holdings L.P. ("KKR Holdings"), a Cayman Islands exempted limited partnership. The exchange of the KPE Investment Partnership for a

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

30% interest in the KKR Group Partnerships in the Transactions is reflected in the consolidated and combined financial statements as a reallocation of equity interests from noncontrolling interests to KKR & Co. L.P. partners' capital. The contribution of ownership interests held by KKR's principals and other individuals is reflected in the consolidated and combined financial statements as a reallocation of equity interests from KKR & Co. L.P. partners' capital to noncontrolling interests held by KKR Holdings.

        Upon completion of the Combination Transaction, KPE changed its name to KKR & Co. (Guernsey) L.P. ("KKR Guernsey") and was traded publicly on Euronext Amsterdam under the symbol "KKR" until it was delisted on July 15, 2010. Immediately following the Transactions, KKR Guernsey held a 30% economic interest in the KKR Group Partnerships through Group Holdings and our principals retained a 70% economic interest in the KKR Group Partnerships through KKR Holdings.

U.S. Listing

        On July 15, 2010, KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE"). In connection with the NYSE listing, KKR Guernsey contributed its 30% interest held through Group Holdings to KKR & Co. L.P. in exchange for NYSE-listed common units of KKR & Co. L.P. and distributed those common units to holders of KKR Guernsey units (referred to hereafter as the "In-Kind Distribution"). Because the assets of KKR Guernsey consisted solely of its interests in Group Holdings, the In-Kind Distribution resulted in the dissolution of KKR Guernsey and the delisting of its units from Euronext Amsterdam. As of July 15, 2010, KKR & Co. L.P. both indirectly controlled the KKR Group Partnerships and indirectly held KKR Group Partnership units representing at that time a 30% economic interest in KKR's business. The remaining 70% of the KKR Group Partnership units were held by KKR's principals through KKR Holdings. Subsequent to the NYSE listing, KKR Holdings and our principals exchanged a portion of their interests in the KKR Group Partnerships for common units, and as of December 31, 2010, KKR & Co. L.P. owned 31.15% of the KKR Group Partnership units and our principals owned 68.85% through KKR Holdings. From time to time, the percentage ownership in the KKR Group Partnerships may continue to change as KKR Holdings and/or KKR's principals exchange units in the KKR Group Partnerships (the "KKR Group Partnership Units") for KKR & Co. L.P. common units.

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

        Prior to the Transactions, the following entities and interests were included in the accompanying consolidated and combined financial statements but were not, however, contributed to the KKR Group Partnerships as part of the Transactions:

  (i)
  the general partners of the 1996 Fund and their respective consolidated funds;

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

        The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

        The KKR Funds are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds. KKR's financial statements reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated KKR Funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors, are attributed to noncontrolling interests in consolidated entities in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR's attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners' capital.

        The KKR Funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments in portfolio companies ("Portfolio Companies"). Rather, KKR reflects their investments in portfolio companies at fair value as described below.

        All intercompany transactions and balances have been eliminated.

Variable Interest Entities

        KKR consolidates all VIEs in which it is considered the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The consolidation rules which were revised effective January 1, 2010 require an analysis to (a) determine whether an entity in which KKR holds a variable interest is a variable interest entity and (b) whether KKR's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Where KKR has an interest in an entity that has qualified for the deferral of the consolidation rules as

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

discussed in "Recently Issued Accounting Pronouncements", the analysis is based on consolidation rules prior to January 1, 2010. These rules require an analysis to (a) determine whether an entity in which KKR holds a variable interest is a variable interest entity and (b) whether KKR's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion at each reporting date. In evaluating whether KKR is the primary beneficiary, KKR evaluates its economic interests in the entity held either directly by KKR or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that KKR is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by KKR, affiliates of KKR or third parties) or amendments to the governing documents of the respective KKR Funds could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, KKR assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

        As of December 31, 2010 and 2009, the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2010	December 31, 2009
Investments, at Fair Value	$35,867	$13,753
Due from Affiliates	3,225	1,473

Maximum Exposure to Loss	$39,092	$15,226

        For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. For the years ended December 31, 2010 and 2009, KKR did not provide any support other than its obligated amount.

        KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and incentive fees. Accordingly, disaggregation of KKR's involvement with VIEs would not provide more useful information.

Noncontrolling Interests

Noncontrolling Interests in Consolidated Entities

        Prior to the completion of the Transactions, noncontrolling interests in consolidated entities represented ownership interests in consolidated entities held by entities or persons other than our Predecessor Owners. The majority of these noncontrolling interests were held by third party investors in the KKR Funds and the limited partner interests in the KPE Investment Partnership.

        Subsequent to the completion of the Transactions, noncontrolling interests in consolidated entities represent the ownership interests in KKR that are held by:

  (i)
  third party investors in the KKR Funds;

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

Noncontrolling Interests held by KKR Holdings

        Subsequent to the completion of the Transactions, noncontrolling interests attributable to KKR Holdings include KKR's Predecessor Owners' economic interests in the KKR Group Partnership Units. KKR's Predecessor Owners receive financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. As a result, certain profit based cash amounts that were previously paid by KKR no longer are paid by KKR and are borne by KKR Holdings.

        Income of KKR after allocation to controlling interests in consolidated entities, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, who are the equity holders of the KKR Group Partnerships during the period. However, the contribution of certain expenses borne entirely by KKR Holdings as well as the periodic of exchange of KKR Holdings units for KKR & Co. L.P. common units results in the equity allocations shown in the statements of changes in equity to differ from the pro rata split of net assets and liabilities.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

  Corporate Credit Investments

        Corporate credit investments that are listed on a securities exchange are valued at their last quoted sales price as of the reporting date. Investments in corporate debt, including syndicated bank loans, high-yield securities and other fixed income securities, are valued at the mean of the "bid" and "asked" prices obtained from third party pricing services. In the event that third party pricing service quotations are unavailable, values are obtained from dealers or market makers, and where those values are not available, corporate credit investments are valued by KKR or KKR may engage a third party valuation firm to assist in such valuations.

  Derivatives

        Derivative contracts, including total rate of return swap contracts and credit default swap contracts, are recorded at estimated fair value with changes in fair value recorded as unrealized gains or losses in Net Gains (Losses) from Investment Activities in the accompanying statements of operations.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

Due from and Due to Affiliates

        For purposes of classifying amounts, KKR considers its principals and their related entities, unconsolidated funds and the Portfolio Companies of its funds to be affiliates. Receivables from and payables to affiliates are recorded at their current settlement amount.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

        For the years ended December 31, 2010, 2009 and 2008, fees consisted of the following:

	For the Years Ended December 31,
	2010	2009	2008
Transaction Fees	$212,527	$91,828	$41,307
Monitoring Fees	119,242	174,476	135,234
Management Fees	64,785	60,495	58,640
Incentive Fees	38,832	4,472	—

Total Fee Income	$435,386	$331,271	$235,181

Transaction Fees

        Transaction fees are earned by KKR primarily in connection with successful private equity and debt transactions and capital markets activities. Transaction fees are recognized upon closing of the transaction. Fees are typically paid on or around the closing.

        In connection with pursuing successful Portfolio Company investments, KKR receives reimbursement for certain transaction-related expenses. Transaction-related expenses, which are reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Other Assets on the date incurred. The costs of successfully completed transactions are borne by the KKR Funds and included as a component of the investment's cost basis. Subsequent to closing, investments are recorded at fair value each reporting period as described in the section above titled Investments, at Fair Value. Upon reimbursement from a third party, the cash receipt is recorded and the deferred amounts are relieved. No fees or expenses are recorded for these reimbursements.

Monitoring Fees

        Monitoring fees are earned by KKR for services provided to Portfolio Companies and are recognized as services are rendered. These fees are paid based on a fixed periodic schedule by the Portfolio Companies either in advance or in arrears and are separately negotiated for each Portfolio Company. Monitoring fees amounted to $86,932, $158,243 and $112,258 for the years ended December 31, 2010, 2009 and 2008, respectively.

        In connection with the monitoring of Portfolio Companies and certain unconsolidated funds, KKR receives reimbursement for certain expenses incurred on behalf of these entities. Costs incurred in

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

monitoring these entities are classified as general, administrative and other expenses and reimbursements of such costs are classified as monitoring fees. These reimbursements amounted to $32,310, $16,233 and $22,976 for the years ended December 31, 2010, 2009 and 2008, respectively.

Management and Incentive Fees

        Management fees received from consolidated KKR Funds are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from consolidated KKR Funds is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not have an effect on the net income attributable to KKR or KKR partners' capital.

Private Equity Funds

        For KKR's private equity funds and certain unconsolidated KKR sponsored funds, gross management fees generally range from 1% to 2% of committed capital during the fund's investment period and is generally 0.75% of invested capital after the expiration of the fund's investment period with subsequent reductions over time. Typically, an investment period is defined as a period of up to six years. The actual length of the investment period may be shorter based on the timing and deployment of committed capital.

        For periods prior to the Transactions, in advance of the management service period, KKR had elected to waive the right to earn certain management fees that it would have been entitled to from its private equity funds. The cash that would have been payable was contributed by the funds' investors and was initially included as a component of Cash and Cash Equivalents Held at Consolidated Entities. In lieu of making direct cash capital contributions, these investor contributions were used to satisfy a portion of the capital commitments to which KKR would otherwise have been subject as the general partner of the fund. As a result of the election to waive the fees, KKR was not entitled to any portion of these fees until the fund had achieved positive investment results. Because the ability to earn the waived fees was contingent upon the achievement of positive investment returns by the fund, the recognition of income only occurred when the contingency was satisfied. There were no waived fees for the year ended December 31, 2010 and waived fees of $25.5 million and $44.0 million for the years ended December 31, 2009 and 2008, respectively.

        Certain of KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the management fees earned. As of December 31, 2010, the amount subject to refund for which no liability has been recorded approximates $58.7 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned management fees, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For periods prior to the Transactions, KKR earned fees from the KPE Investment Partnership which were determined quarterly based on 25% of the sum of (i) equity up to and including $3 billion multiplied by 1.25% plus (ii) equity in excess of $3 billion multiplied by 1%. For purposes of calculating the management fee, equity was an amount defined in the management agreement. Subsequent to the Transactions, the KPE Investment Partnership continues to pay a fee. However, since the KKR Group Partnerships hold 100% of the controlling and economic interests of the KPE Investment Partnership, the fee is eliminated in consolidation.

KKR Financial Holdings LLC ("KFN")

        KKR's management agreement with KFN provides, among other things, that KKR is entitled to certain fees, consisting of a base management fee and an incentive fee. KKR earns a base management fee, computed and payable monthly in arrears, based on an annual rate of 1.75% of adjusted equity, which is an amount defined in the management agreement.

        KKR has also received restricted common shares and common share options from KFN as a component of compensation for management services provided to KFN. The restricted common shares and share options vest ratably over applicable vesting periods and are initially recorded as deferred revenue at their estimated fair values at the date of grant. Subsequently, KKR re-measures the restricted common shares and share options to the extent that they are unvested, with a corresponding adjustment to deferred revenue. Income from restricted common shares is recognized ratably over the vesting period as a component of Fees in the accompanying statement of operations. Vested common shares that are received as a component of compensation for management services are carried as trading securities, and are recorded at estimated fair value with changes in fair value recognized in Net Gains (Losses) from Investment Activities in the accompanying statements of operations.

        KKR's management agreement with KFN also provides that KFN is responsible for paying KKR quarterly incentive compensation in an amount equal to the product of (i) 25% of the dollar amount by which: (a) KFN's net income, before incentive compensation, per weighted average share of KFN's common shares for such quarter, exceeds (b) an amount equal to (A) the weighted average of the price per share of the common stock of KFN in its August 2004 private placement and the prices per share of the common stock of KFN in its initial public offering and any subsequent offerings by KFN multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate for such quarter, multiplied by (ii) the weighted average number of KFN's common shares outstanding in such quarter. Once earned, there are no clawbacks of incentive fees received from KFN. KKR's management agreement with KFN was renewed on January 1, 2011 and will automatically be renewed for successive one-year terms following December 31, 2011 unless the agreement is terminated in accordance with its terms. The management agreement provides that KFN may terminate the agreement only if:

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

        None of the aforementioned events have occurred as of December 31, 2010.

Investment Funds

Structured Finance Vehicles

        KKR's management agreements for its structured finance vehicles provide for senior collateral management fees and subordinate collateral management fees. Senior collateral management fees are determined based on an annual rate of 0.15% of collateral and subordinate collateral management fees are determined based on an annual rate of 0.35% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. KKR has the right to waive all or any portion of any collateral management fee. As of December 31, 2010, KKR has permanently waived $103.1 million of collateral management fees. KKR generally waives the collateral management fees for the majority of its structured finance vehicles; however, KKR may cease waiving collateral management fees at its discretion. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.

Separately Managed Accounts

        Certain fixed income and special situations accounts referred to as "Separately Managed Accounts" invest in liquid strategies, such as leveraged loans and high yield bonds, as well as less-liquid credit products such as mezzanine debt and special situations investments. These accounts provide for management fees determined quarterly based on an annual rate generally ranging from 0.5% to 1.5%. Such rate may be based on the accounts' average net asset value, capital commitments or invested capital. Such accounts may also provide for a carried interest on investment disposition proceeds in excess of the capital contributions made for such investment. The carried interest, if any, may be subject to a preferred return prior to any distributions of carried interest. Carried interest is generally recognized based on the contractual formula set forth in the applicable agreement governing the account. If an account provides for carried interest, the applicable agreements typically provide for clawback if it is determined that KKR received carried interest in excess of the amount it was entitled to receive for such account.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

Carried Interests

        Carried interests entitle the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interests are included as investment income in Net Gains (Losses) from Investment Activities and are earned by the general partner of those funds to the extent that cumulative investment returns are positive. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reduced and reflected as investment losses. Carried interest is recognized based on the contractual formula set forth in the instruments governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR's private equity funds, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. Carried interest recognized (reversed) amounted to approximately $1,207 million, $832 million and ($1,197) million for the years ended December 31, 2010, 2009 and 2008, respectively.

        As described below, the instruments governing KKR's private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. See Note 13 "Commitments and Contingencies".

Dividend Income

        Dividend income is recognized by KKR on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. For the years ended December 31, 2010, 2009 and 2008, dividends earned by the consolidated KKR Funds amounted to $1,247,254, $181,373 and $74,613, respectively.

Interest Income

        Interest income is recognized as earned. Interest income earned by the consolidated KKR Funds amounted to $217,411, $136,472 and $119,562 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Compensation and Benefits

        Employee compensation and benefits expense includes salaries, bonuses, equity based compensation and profit sharing plans as described below.

        Historically, employee compensation and benefits expense has consisted of base salaries and bonuses paid to employees who were not Senior Principals. Payments made to our Senior Principals

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

        Following the completion of the Transactions, all of the Senior Principals and other employees receive a base salary that is paid by KKR and accounted for as employee compensation and benefits expense. Employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are funded by KKR and result in customary employee compensation and benefits charges, cash bonuses that are paid to certain of our most senior employees are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested units in KKR Holdings, this excess will be funded by KKR Holdings and reflected in compensation expense in the statement of operations.

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

Profit Sharing Plans

        KKR has implemented profit sharing arrangements for KKR employees, operating consultants and certain senior advisors working in its businesses that are designed to appropriately align performance and compensation.

        Subsequent to the Transactions, with respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and operating consultants a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general and administrative expense for operating consultants. For the year ended December 31, 2010, $455.9 million was charged to the statement of operations. For the year ended December 31, 2009, $167.2 million was charged to the statement of operations of which $130.2 million was a one-time charge recorded immediately subsequent to the Transactions.

        To the extent previously recorded carried interest is adjusted to reflect decreases in the underlying funds' valuations at period end, related profit sharing amounts previously accrued are adjusted and reflected as a credit to current period compensation expense.

Foreign Currency

        Foreign currency denominated assets and liabilities are primarily held through the KKR Funds. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2010, 2009 and 2008.

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

        The Company provides for federal, state and foreign income taxes currently payable. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

Uncertain Tax Positions

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

Tax Receivable Agreement

        Certain exchanges of KKR Group Partnership Units from KKR Holdings or transferees of its KKR Group Partnership Units is expected to result in an increase in Management Holdings Corp.'s share of the tax basis of the tangible and intangible assets of KKR Management Holdings L.P., a portion is attributable to the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and therefore reduce the amount of income tax that our intermediate holding company would otherwise be required to pay in the future. In connection with the Transactions, KKR & Co. L.P. entered into a tax receivable agreement with KKR Holdings pursuant to which our intermediate holding company will be required to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that the intermediate holding company actually realizes as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding company actually realizes as a result of increases in tax basis that arise due to payments under the tax receivable agreement. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, neither KKR Holdings nor its transferees will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the benefits of such increases, were successfully challenged. No payments have been made under the tax receivable agreement for the year-ended December 31, 2010.

        KKR will record any such changes in basis as a deferred tax asset and the liability for any corresponding payments as amounts due to affiliates, with a corresponding net adjustment to equity at

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the time of exchange. KKR will record any benefit of the reduced income tax our intermediate holding company may recognize as such benefit is recognized.

Earnings Per Common Unit

        Basic earnings per common unit is calculated by dividing Net Income (Loss) attributable to KKR & Co. L.P. by the weighted average number of common units outstanding during the period.

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

        Diluted earnings per common unit is calculated by dividing Net Income (Loss) attributable to KKR & Co. L.P. by the weighted average number of common units outstanding during the period increased to include the number of additional common units that would have been outstanding if the dilutive potential common units had been issued.

        Diluted earnings per common unit include unvested equity awards that have been granted under the KKR & Co. L.P. 2010 Equity Incentive Plan since these equity awards dilute KKR and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

Recently Issued Accounting Pronouncements

        On January 1, 2010, KKR adopted guidance issued by the Financial Accounting Standards Board ("FASB") related to VIEs. The amendments significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The guidance requires continuous assessment of the reporting entity's involvement with such VIEs. The guidance provides a limited scope deferral for a reporting entity's interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset backed financing entity or an entity that was formerly considered a qualifying special purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs. Prior to the revision of the consolidation rules, KKR consolidated a substantial majority of its investment vehicles except for KKR Strategic Capital Overseas Fund Ltd., KFN, KKR Index Fund Investments L.P., carry co-investment vehicles and 8 North America Investor L.P. With respect to the unconsolidated investment vehicles, these entities have qualified for the deferral of the revised consolidation rules and the consolidation analysis was based on the previous consolidation rules. In

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

addition, in connection with the adoption of the new consolidation rules, KKR considered whether it was appropriate to consolidate five structured finance vehicle subsidiaries of KFN. With respect to these entities, the primary beneficiary was determined to be KFN, because KFN has the power to direct the activities that most significantly impact these entities' economic performance and KFN has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. See Note 11, "Related Party Transactions" for financial information related to KFN. Accordingly, the revised consolidation rules have not resulted in the consolidation or deconsolidation of any entities. As a result, KKR consolidates the same entities both before and after adopting these new rules.

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

        In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010. KKR adopted the guidance, including the reconciliation of Level III activity. KKR has included the required disclosures for the year ended December 31, 2010.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES

        Net Gains (Losses) from Investment Activities in the statements of operations consist primarily of the realized and unrealized gains and losses on investments (including foreign exchange gains and losses attributable to foreign denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period. The following table summarizes KKR's total Net Gains (Losses) from Investment Activities:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity Investments(a)	$2,351,708	$5,159,632	$(173,548)	$7,549,495	$353,406	$(13,333,975)
Other Investments(a)	81,046	48,998	(167,718)	560,219	(157,306)	(376,661)
Foreign Exchange Contracts(b)	(9,865)	184,159	6,146	(242,621)	40,234	489,756
Foreign Exchange Options(b)	—	(20,489)	8,788	(29,766)	8,998	21,325
Futures Contract(b)	—	—	(3,856)	—	—	—
Call Options Written(b)	176	1	(12)	23	3,698	(2,025)
Securities Sold Short(b)	(16,654)	(2,752)	(7,958)	(6,994)	12,364	(133)
Other Derivative Liabilities(b)	(2,115)	2,115	(4,172)	15,034	(7,771)	(17,149)
Contingent Carried Interest Repayment Guarantee(c)	—	(21,138)	(4,466)	(13,693)	—	—
Debt Obligations(d)	8,236	(5,525)	19,761	(12,285)	13,819	20,732
Foreign Exchange Losses on Cash and Cash Equivalents held at Consolidated Entities(e)	(1,023	(1,421)	12,628	—	(14,032)	—

Total Net Gains (Losses) from Investment Activities	$2,411,510	$5,343,580	$(314,407)	$7,819,412	$253,410	$(13,198,130)

(a)
See Note 4 "Investments".

(b)
See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities".

(c)
See Note 13 "Commitments and Contingencies".

(d)
See Note 8 "Debt Obligations".

(e)
See Statement of Cash Flows Supplemental Disclosures.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

4. INVESTMENTS

        Investments, at Fair Value consist of the following:

	Fair Value
	December 31, 2010	December 31, 2009
Private Equity Investments	$34,642,166	$27,950,840
Other Investments	1,807,604	1,022,103

	$36,449,770	$28,972,943

        As of December 31, 2010 and 2009, Investments, at fair value totaling $5,422,172 and $5,632,235 respectively, were pledged as direct collateral against various financing arrangements. See Note 8 "Debt Obligations."

Private Equity Investments

        The following table presents KKR's private equity investments at fair value. The classifications of the private equity investments are based on its primary business and the domiciled location of the business.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

4. INVESTMENTS (Continued)

	Fair Value		Fair Value as a Percentage of Total
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Private Equity Investments, at Fair Value
North America
Retail	$5,419,908	$4,567,691	15.6%	16.3%
Healthcare	4,163,435	3,609,996	12.0%	12.9%
Financial Services	2,625,310	2,579,309	7.6%	9.2%
Media	1,210,655	1,256,363	3.5%	4.5%
Technology	899,939	1,876,567	2.6%	6.7%
Energy	870,450	1,305,580	2.5%	4.7%
Consumer Products	779,921	720,915	2.3%	2.6%
Education	710,766	683,070	2.1%	2.4%
Chemicals	426,527	251,059	1.2%	0.9%
Hotels/Leisure	6,232	6,232	0.1%	0.0%

North America Total (Cost: December 31, 2010, $15,173,057; December 31, 2009, $16,340,262)	17,113,143	16,856,782	49.5%	60.2%

Europe
Healthcare	2,761,078	1,953,069	8.0%	7.0%
Manufacturing	2,493,885	2,199,457	7.2%	7.9%
Technology	2,281,137	912,829	6.6%	3.3%
Retail	1,221,768	219,089	3.5%	0.8%
Telecom	863,195	1,031,706	2.5%	3.7%
Media	708,916	185,957	2.0%	0.7%
Services	266,063	—	0.8%	0.0%
Consumer Products	249,395	—	0.7%	0.0%
Recycling	218,277	224,822	0.6%	0.8%

Europe Total (Cost: December 31, 2010, $11,471,364; December 31, 2009, $10,081,881)	11,063,714	6,726,929	31.9%	24.2%

Australia, Asia and Other Locations
Technology	2,852,393	2,431,647	8.2%	8.6%
Consumer Products	1,192,052	653,631	3.4%	2.3%
Financial Services	620,942	273,876	1.9%	1.0%
Media	619,772	423,742	1.8%	1.5%
Manufacturing	297,270	128,965	0.9%	0.5%
Services	286,523	—	0.8%	0.0%
Telecom	257,969	248,513	0.7%	0.9%
Recycling	165,399	48,100	0.5%	0.2%
Retail	82,336	—	0.2%	0.0%
Transportation	49,391	158,655	0.1%	0.6%
Energy	41,262	—	0.1%	0.0%

Australia, Asia and Other Locations, Total (Cost: December 31, 2010, $4,638,805; December 31, 2009, $3,329,389)	6,465,309	4,367,129	18.6%	15.6%

Private Equity lnvestments, at Fair Value
(Cost: December 31, 2010, $31,283,226; December 31, 2009, $29,751,532)	$34,642,166	$27,950,840	100.0%	100.0%

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

4. INVESTMENTS (Continued)

        As of December 31, 2010, private equity investments which represented greater than 5% of the net assets of consolidated private equity funds included: (i) Dollar General valued at $3,377,971; (ii) Alliance Boots valued at $2,468,283; and (iii) HCA Inc. valued at $2,429,808.

        As of December 31, 2009, private equity investments which represented greater than 5% of the net assets of consolidated private equity funds included: (i) Dollar General valued at $3,048,526; (ii) HCA Inc. valued at $2,128,535; (iii) Alliance Boots valued at $1,953,069; (iv) First Data valued at $1,476,459; and (v) Legrand S.A valued at $1,418,145.

        The majority of the securities underlying KKR's private equity investments represent equity securities. As of December 31, 2010 and 2009, the aggregate amount of investments that were other than equity securities amounted to $1,986,160 and $2,814,030, respectively.

Other Investments

        The following table presents KKR's other investments at fair value:

	Fair Value
	December 31, 2010	December 31, 2009
Corporate Credit Investments(a)	$1,633,289	$877,830
Equity Securities(b)	97,721	76,808
Other	76,594	67,465

Total Other Investments (Cost: December 31, 2010, $1,661,377, December 31, 2009, $931,955)	$1,807,604	$1,022,103

(a)
Represents corporate high yield securities and loans classified as trading securities. Net unrealized trading gains (losses) relating to these investments amounted to $146,507 and $78,479 as of December 31, 2010 and 2009, respectively.

(b)
Net unrealized trading gains (losses) relating to these investments amounted to $1,794 and $10,028 as of December 31, 2010 and 2009, respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

        The following tables summarize the valuation of KKR's investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 "Summary of Significant Accounting Policies" as of December 31, 2010 and 2009.

        Assets, at fair value:

	December 31, 2010
	Level I	Level II	Level III	Total
Private Equity Investments	$9,386,259	$2,083,110	$23,172,797	$34,642,166
Other Investments	75,596	1,020,806	711,202	1,807,604

Total Investments	9,461,855	3,103,916	23,883,999	36,449,770

Foreign Exchange
Forward Contracts	—	58,986	—	58,986
Foreign Currency Options	—	1,530	—	1,530

Total Assets	$9,461,855	$3,164,432	$23,883,999	$36,510,286

	December 31, 2009
	Level I	Level II	Level III	Total
Private Equity Investments	$6,476,849	$2,149,030	$19,324,961	$27,950,840
Other Investments	75,216	854,812	92,075	1,022,103

Total Investments	6,552,065	3,003,842	19,417,036	28,972,943
Foreign Currency Options	—	13,055	—	13,055

Total Assets	$6,552,065	$3,016,897	$19,417,036	$28,985,998

        Liabilities, at fair value:

	December 31, 2010
	Level I	Level II	Level III	Total
Securities Sold, Not Yet Purchased	$89,820	$2,006	$—	$91,826
Call Options	566	—	—	566

Total Liabilities	$90,386	$2,006	$—	$92,392

	December 31, 2009
	Level I	Level II	Level III	Total
Securities Sold, Not Yet Purchased	$82,888	$865	$—	$83,753
Foreign Exchange
Contracts	—	125,173	—	125,173
Interest Rate Swap	—	2,115	—	2,115
Call Options	80	—	—	80

Total Liabilities	82,968	$128,153	$—	$211,121

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes KKR's Level III investments and other financial instruments by valuation methodology as of December 31, 2010:

	December 31, 2010
	Private Equity Investments	Other Investments	Total Level III Holdings
Third-Party Fund Managers	0.0%	0.4%	0.4%
Public/Private Company Comparables and Discounted Cash Flows	97.0%	2.6%	99.6%

Total	97.0%	3.0%	100.0%

        The changes in private equity investments and other investments measured and reported at fair value for which KKR has used Level III inputs to determine fair value for the years ended December 31, 2010 and 2009 are as follows:

	For the Year Ended December 31, 2010
	Private Equity Investments	Other Investments
Balance, Beginning of Period	$19,324,961	$92,075
Transfers In	—	183,526
Transfers Out	(1,900,884)	(45,148)
Purchases	3,378,731	484,597
Sales	(2,207,186)	(48,494)
Net Realized Gains (Losses)	1,014,899	5,714
Net Unrealized Gains (Losses)	3,562,276	38,932

Balance, End of Period	$23,172,797	$711,202

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$3,092,754	$40,455

        The Transfers Out noted in the table above for private equity investments are attributable to certain Portfolio Companies that completed an initial public offering during the period.

        The Transfers In noted in the table above for other investments are principally attributable to certain corporate credit investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

        The Transfers Out noted in the table above for other investments are principally attributable to certain corporate credit investments that experienced a significant level of market activity during the period and thus were valued using observable inputs.

	For the Year Ended December 31, 2009
	Private Equity	Other
Balance, Beginning of Period	$16,156,627	$162,857
Transfers In	500,500	—
Transfers Out	(4,227,723)	(185,589)
Purchases	1,531,808	22,772
Sales	(484,791)	(39,312)
Net Realized Gains (Losses)	(298,361)	(24,621)
Net Unrealized Gains (Losses)	6,146,901	155,968

Balance, End of Period	$19,324,961	$92,075

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$3,389,620	$56,078

        The Transfers Out noted in the table above are principally attributable to the Reorganization Transactions and private equity investments in certain Portfolio Companies that had an initial public offerings during the period.

        Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. There were no significant transfers between Level I and Level II during the years ended December 31, 2010 or 2009.

        The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, due from / (to) affiliates, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. KKR's debt obligations except for KKR's Senior Notes (See Note 8) bear interest at floating rates and therefore fair value approximates carrying value.

6. EARNINGS PER COMMON UNIT

        Basic earnings per common unit is calculated by dividing Net Income (Loss) Attributable to KKR & Co. L.P. by the total weighted average number of common units outstanding during the period.

        Diluted earnings per common unit is calculated by dividing Net Income (Loss) attributable to KKR & Co. L.P. by the weighted average number of common units outstanding during the period increased to include the number of additional common units that would have been outstanding if the dilutive potential common units had been issued.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

6. EARNINGS PER COMMON UNIT (Continued)

        For the year ended December 31, 2010 and period from October 1, 2009 through December 31, 2009, basic and diluted earnings per common unit were calculated as follows:

	For the Year Ended December 31, 2010		October 1, 2009 through December 31, 2009
	Basic	Diluted	Basic	Diluted
Net Income (Loss) Attributable to KKR & Co. L.P.	$333,178	$333,178	$(78,221)	$(78,221)
Net Income Attributable to KKR & Co. L.P. Per Common Unit	$1.62	$1.62	$(0.38)	$(0.38)
Total Weighted-Average Common Units Outstanding	206,031,682	206,039,244	204,902,226	204,902,226

        For the year ended December 31, 2010, KKR Holdings units have been excluded from the calculation of diluted earnings per common unit given that the exchange of these units would proportionally increase KKR & Co. L.P.'s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

        For the year ended December 31, 2010, a total of 30,000 unvested equity awards that have been granted under the KKR & Co. L.P. 2010 Equity Incentive Plan are dilutive and as such have been included in the calculation of diluted earnings per unit.

        Prior to the Transactions, KKR's business was conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its Predecessor Owners. There was no single capital structure upon which to calculate historical earnings per common unit information. Accordingly, earnings per common unit information have not been presented for the periods ended September 30, 2009 and December 31, 2008.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Other assets consist of the following:

	December 31, 2010	December 31, 2009
Interest Receivable	$84,018	$54,974
Unrealized Gains on Foreign Exchange Forward Contracts(a)	58,986	—
Fixed Assets, net(b)	49,260	50,971
Intangible Asset, net(c)	28,099	31,888
Receivables	17,787	8,864
Unsettled Investment Trades(d)	10,254	7,733
Prepaid Expenses	8,473	5,573
Deferred Financing Costs	8,272	10,954
Deferred Tax Assets	6,831	24,616
Foreign Currency Options(e)	1,530	13,055
Other	36,244	14,424

	$309,754	$223,052

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

(b)
Net of accumulated depreciation and amortization of $72,389 and $60,170 as of December 31, 2010 and 2009, respectively. Depreciation and amortization expense totaled $11,664, $9,799 and $17,352 for the years ended December 31, 2010, 2009 and 2008, respectively.

(c)
Net of accumulated amortization of $9,787 and $5,999 as of December 31, 2010 and 2009, respectively. Amortization expense totaled $3,788, $3,788 and $2,211 for the years ended December 31, 2010, 2009 and 2008, respectively.

(d)
Represents amounts due from third parties for investments sold for which cash has not been received.

(e)
Represents hedging instruments used to manage foreign exchange risk. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost basis for these instruments at December 31, 2010 and 2009 was $19,705 and $10,741, respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

        Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2010	December 31, 2009
Amounts Payable to Carry Pool(a)	$520,213	$200,918
Interest Payable	93,422	114,807
Securities Sold, Not Yet Purchased(b)	91,826	83,753
Unsettled Investment Trades(c)	56,887	14,149
Accounts Payable and Accrued Expenses	51,668	69,964
Deferred Tax Liabilities	31,610	67,243
Accrued Compensation and Benefits	17,480	8,094
Taxes Payable	1,787	17,059
Deferred Revenue	3,322	3,535
Unrealized Losses on Foreign Exchange Forward Contracts(d)	—	125,173
Derivative Liabilities(e)	—	2,115
Other	17,893	4,894

	$886,108	$711,704

(a)
Represents the amount of carried interest payable to KKR's principals, other professionals and selected other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest. See Note 2 "Summary of Significant Accounting Policies—Profit Sharing Plans".

(b)
Represents securities sold short, which are obligations of KKR to deliver a specified security at a contracted price at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost basis for these instruments at December 31, 2010 and 2009 was $81,949 and $76,628, respectively.

(c)
Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(d)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated private equity investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. The fair value of these instruments as of December 31, 2010 was an unrealized gain of $58,986 and was reported in Other Assets. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

(e)
Represents derivative financial instruments used to manage interest rate risk arising from certain assets and liabilities. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. As of December 31, 2010, there were no such derivative financial instruments outstanding. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

8. DEBT OBLIGATIONS

        Debt obligations consist of the following:

	December 31, 2010	December 31, 2009
Investment Financing Arrangements	$988,988	$1,326,488
Senior Notes	497,972	—
Revolving Credit Agreements	—	733,697

	$1,486,960	$2,060,185

Investment Financing Agreements:

        Certain of KKR's private equity fund investment vehicles have entered into financing arrangements with major financial institutions in connection with specific private equity investments with the objective of enhancing returns. These financing arrangements are not direct obligations of the general partners of KKR's private equity funds or its management companies. As of December 31, 2010, KKR had made $1,906.2 million in these specific private equity investments of which $989.0 million was funded using these financing arrangements. Total availability under these financing arrangements amounted to $992.9 million as of December 31, 2010. The $989.0 million of financing was structured through various instruments as discussed below.

        Of the $989.0 million of financing, approximately $796.4 million was structured through the use of total return swaps which effectively convert third party capital contributions into borrowings of KKR. $171.4 million of the total return swaps mature in May 2011 with the remainder maturing in February 2015. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral plus accrued interest, under the terms of these financing arrangements. The per annum rates of interest payable for the financings range from three-month LIBOR plus 1.35% to three-month LIBOR plus 1.75% (rates ranging from 1.7% to 2.1% as of December 31, 2010).

        Approximately $182.2 million of financing was structured through the use of a syndicated term and a revolving credit facility (the "Term Facility") that matures in August 2014. The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest is the greater of the 5-Year interest rate swap rate plus 1.75% or 4.65% for periods from

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

8. DEBT OBLIGATIONS (Continued)

March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity the interest rate is equal to one year LIBOR plus 1.75%. The interest rate at December 31, 2010 on the borrowings outstanding was 4.65%.

        In November 2010, a KKR investment vehicle entered into a five-year revolving credit agreement with a syndicate of lenders (the "Investment Credit Agreement"). The Investment Credit Agreement provides for up to $28.1 million of senior secured credit subject to availability under a borrowing base determined by the value of certain specific assets pledged as collateral security for obligations under the agreement and a $5.6 million sub-limit for letters of credit. Based on the level of certain assets in the investment vehicle, as of December 31, 2010, KKR had availability under the facility of $13.5 million of which $10.4 million of borrowings were outstanding. In addition, there is a letter of credit of $0.6 million outstanding. As of December 31, 2010, the interest rates on borrowings outstanding under the Investment Credit Agreement ranged from 2.76% to 2.79%. This financing arrangement is non-recourse to the Partnership beyond the specific assets pledged as collateral.

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

        The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semiannually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the Senior Notes was $8.1 million for the year ended December 31, 2010. Transaction costs related to the issuance of the Senior Notes have been capitalized and are being amortized over the life of the Senior Notes. As of December 31, 2010, the fair value of the Senior Notes was $495.5 million.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

8. DEBT OBLIGATIONS (Continued)

Notes repurchased plus any accrued and unpaid interest on the Senior Notes repurchased to, but not including, the date of repurchase.

KKR Revolving Credit Agreements:

Corporate Credit Agreement

        On February 26, 2008, KKR entered into a credit agreement with a major financial institution (the "Corporate Credit Agreement"). The Corporate Credit Agreement provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. The facility had a term of five years that expired on February 26, 2013. As of December 31, 2010, no borrowings were outstanding on the Corporate Credit Agreement. See Note 16 "Subsequent Events."

KCM Credit Agreement

        On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the "KCM Credit Agreement"). The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. In March 2009, the KCM Credit Agreement was amended to reduce the amounts available on revolving borrowings from $700 million to $500 million. As a result of this amendment, the counterparty returned approximately $1.6 million in financing costs. As of December 31, 2010, no borrowings were outstanding under the KCM Credit Agreement.

Principal Credit Agreement

        In June 2007, the KPE Investment Partnership entered into a five-year revolving credit agreement with a syndicate of lenders (the "Principal Credit Agreement"). The Principal Credit Agreement provides for up to $925.0 million of senior secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. In September 2009, a wholly-owned subsidiary of KKR assumed $65.0 million of commitments on the Principal Credit Agreement from one of the counterparties to the agreement, which has effectively reduced KKR's availability under the Principal Credit Agreement on a consolidated basis to $860.0 million.

        As of December 31, 2010, no borrowings were outstanding under the Principal Credit Agreement. Foreign currency adjustments related to these borrowings during the period are recorded in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for foreign currency adjustments related to these borrowings.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

8. DEBT OBLIGATIONS (Continued)

        Scheduled principal payments for long-term borrowings at December 31, 2010 are as follows:

2011	$171.4
2012	—
2013	—
2014	182.2
2015	635.4
Thereafter	500.0

$1,489.0

9. INCOME TAXES

        Prior to the Transactions, KKR provided for New York City unincorporated business tax for certain entities based on a statutory rate of 4%. Following the Transactions, the KKR Group Partnerships and certain of their subsidiaries will continue to be treated as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to the New York City unincorporated business tax or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of KKR & Co. L.P. will be subject to federal, state and local corporate income taxes.

        The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current
Federal Income Tax	$51,164	$7,595	$—
State and Local Income Tax	11,695	14,081	(612)
Foreign Income Tax	12,837	6,469	6,366

Subtotal	75,696	28,145	5,754

Deferred
Federal Income Tax	1,795	11,781	—
State and Local Income Tax	(1,655)	1,708	1,483
Foreign Income Tax	(476)	(4,636)	(451)

Subtotal	(336)	8,853	1,032

Total Income Taxes	$75,360	$36,998	$6,786

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

9. INCOME TAXES (Continued)

        The components of the deferred tax asset or liability consist of the following:

	As of December 31,
	2010	2009
Deferred Tax Assets
Fund Management Fees	$23,003	$10,162
Net Operating Loss Carryforwards	258	3,477
Employee Compensation	8,506	7,263
Depreciation and Amortization	3,524	2,586
KKR Holdings Unit Exchange	19,041	—
Other	1,075	1,128

Total Deferred Tax Assets	$55,407	$24,616

Deferred Tax Liabilities
Investment Basis Differences	$78,076	$66,203
Other	2,110	1,040

Total Deferred Tax Liabilities	$80,186	$67,243

        For a particular tax-paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within Other Assets or Accounts Payable, Accrued and Other Liabilities, as applicable, in the accompanying Statements of Financial Position.

        In connection with exchanges of KKR Holdings units into common units of KKR, KKR recorded an adjustment to equity to establish net deferred tax liabilities associated with future taxable income of KKR Management Holdings Corp. totaling $2,154. Additionally, as a result of certain of these exchanges, KKR recorded a deferred tax asset associated with an increase in Management Holdings Corp.'s share of the tax basis of the tangible and intangible assets of Management Holdings, totaling $19,041. This amount was offset by an adjustment totaling $16,185 to record amounts Due to KKR Holdings under the tax receivable agreement. The net of these adjustments was recorded as an adjustment to equity at the time of the exchanges.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

9. INCOME TAXES (Continued)

        The following table reconciles the Provision (Benefit) for Taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2010	2009	2008
Income Before Taxes at Statutory Rate	$2,748,141	$2,411,279	$(521,938)
Pass Through Income	(2,817,081)	(2,463,097)	521,938
Foreign Income Taxes	12,361	1,833	5,915
State and Local Income Taxes	7,065	8,819	871
Compensation Charges borne by KKR Holdings	134,188	81,124	—
Other	(9,314)	(2,960)	—

Effective Tax Expense	$75,360	$36,998	$6,786

        Income (loss) derived from foreign jurisdictions is immaterial. In addition, there were no significant undistributed earnings at December 31, 2010.

        KKR has gross operating loss carryforwards of $6,460 and $121,555 in certain local jurisdictions for the years ended December 31, 2010 and 2009, respectively. Such loss carryforwards expire between 2029 and 2030.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2010	2009
Unrecognized Tax Benefits, January 1	$4,640	$—
Gross increases in tax positions from prior periods	—	—
Gross decreases in tax positions from prior periods	(1,722)	—
Gross increases in tax positions in current period	1,227	4,640
Settlement of tax positions	—	—
Lapse of statute of limitations	(172)	—

Unrecognized Tax Benefits, December 31	$3,973	$4,640

        Included in the balance of unrecognized tax benefits at December 31, 2010 are $4.0 million of tax benefits that, if recognized, would affect the effective tax rate. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.

        For the years ended December 31, 2010 and 2009, KKR's tax provision included $(0.1) million and $0.5 million, respectively, related to interest and $0.5 million and $0.0 million, respectively, related to penalties. No such charges were recorded for the year ended December 31, 2008 as no uncertain tax positions had been identified. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

9. INCOME TAXES (Continued)

        KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2010, KKR's and the predecessor entities' state and local tax returns for the years 2007 through 2009 are open under normal statute of limitations and therefore subject to examination.

10. EQUITY BASED COMPENSATION

        Upon completion of the Transactions, KKR principals and certain operating consultants received grants of KKR Holdings units which are exchangeable for KKR Group Partnership Units. These grants were issued as part of the Reorganization Transactions as well as to promote broad ownership of our firm among our personnel and further align their interests with those of investors. We believe that grants to our principals and certain operating consultants provide an additional means for allowing us to incentivize, motivate and retain qualified professionals that will help us continue to grow our business over the long term. These units are subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for the ability to exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of December 31, 2010, KKR Holdings owns approximately 69%, or 470,237,329, of the outstanding KKR Group Partnership Units.

        Except for any units that vested on the date of grant, units are subject to service based vesting over a five-year period. The transfer restriction period will last for a minimum of (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, these individuals will also be subject to minimum retained ownership rules requiring them to continuously hold at least 25% of their vested interests. Upon separation from KKR, certain individuals will be subject to the terms of a non-compete agreement that may require the forfeiture of certain vested and unvested units should the terms of the non-compete agreement be violated. Holders of KKR Group Partnership Units held through KKR Holdings are not entitled to participate in distributions made on KKR Group Partnership Units until such units are vested.

        All of the 470,237,329 KKR Holdings units have been legally allocated, but the allocation of 35,940,030 of these units has not been communicated to each respective principal. The units whose allocation has not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the managing members. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its employees. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective employees. KKR applied the guidance of ASC 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the managing members in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY BASED COMPENSATION (Continued)

        The fair value of KKR Holdings units granted is based on the closing price of KKR & Co. L.P.'s common units on date of grant for principal awards and on the reporting date for operating consultant awards. KKR determined this to be the best evidence of fair value as a KKR unit is traded in an active market and has an observable market price. Additionally, a KKR Holdings unit is an instrument with terms and conditions similar to those of a KKR & Co. L.P. common unit. Specifically, units in both KKR Holdings and KKR & Co. L.P. represent ownership interests in KKR Group Partnership Units and, subject to vesting, minimum retained ownership requirements and transfer restrictions referenced above, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit on a one-for-one basis.

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

        KKR Principal Units—Units granted to principals give rise to periodic employee compensation charges in the statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, compensation expense is recognized on the date of grant based on the fair value of a unit (determined using the latest available closing price of KKR & Co. L.P.'s common units) on the grant date multiplied by the number of vested units. In conjunction with the Transactions, certain principals received vested units in excess of the fair value of their contributed ownership interests in our historical businesses. Accordingly, to the extent the fair value (calculated as described above) of any vested units received in the Transactions exceeded the fair value of such principal's contributed interests, compensation expense was recorded in the statements of operations.

        Compensation expense on unvested units is calculated based on the fair value of a unit (determined using the latest available closing price of KKR & Co. L.P.'s common units) at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units,

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY BASED COMPENSATION (Continued)

which ranges from 1% to 32%, multiplied by the number of unvested units on the grant date. Additionally, the calculation of compensation expense on unvested units assumes a forfeiture rate of up to 4% annually based upon expected turnover by employee class. For the years ended December 31, 2010 and 2009, KKR recorded compensation expense of $527.0 million and $451.7 million in relation to equity based awards of KKR Group Partnership Units held through KKR Holdings to principals. There were no amounts recorded for the year ended December 31, 2008. As of December 31, 2010 there was approximately $452.5 million of estimated unrecognized compensation expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 1.2 years, using the graded attribution method, which treats each vesting portion as a separate award.

        Operating Consultant Units—Certain non-employee operating consultants provide services to KKR and certain of its portfolio companies, payment for which is made in the form of cash and KKR's equity. To the extent that these consultants no longer provide services to KKR, they are required to forfeit any unvested equity received. Units granted to operating consultants described above give rise to periodic general, administrative and other charges in the statements of operations. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a unit (determined using the latest available closing price of KKR & Co. L.P.'s common units) on the grant date multiplied by the number of vested units. In conjunction with the Transactions, certain operating consultants received vested units in excess of the fair value of their contributed ownership interests in our historical businesses. Accordingly, to the extent the fair value (calculated as described above) of any vested units received in the Transactions exceeded the fair value of such operating consultant's contributed interests, general, administrative and other expense was recorded in the statements of operations.

        General, administrative and other expense recognized on unvested units is calculated based on the fair value of a unit (determined using the latest available closing price of KKR & Co. L.P.'s common units) on each reporting date and subsequently adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of these units will not be finalized until each vesting date. Additionally, the calculation of the general, administrative and other expense assumes a forfeiture rate of up to 4% annually based upon expected turnover by class of operating consultant. For the years ended December 31, 2010 and 2009 KKR recorded general, administrative and other expense of $95.0 million and $81.0 million in relation to equity based awards of KKR Group Partnership Units held through KKR Holdings to operating consultants. There were no amounts recorded for the year ended December 31, 2008. As of December 31, 2010, there was approximately $80.7 million of estimated unrecognized general, administrative and other expense related to unvested awards based on the total fair value of the unvested units on that date. Future general, administrative and other charges are expected to be recognized over a weighted-average period of 1.4 years, using the graded attribution method, which treats each vesting portion as a separate award.

        KKR estimated a turnover rate of up to 4% annually as of December 31, 2010 based on expected turnover by employee class. KKR will periodically assess this forfeiture estimate as actual experience is observed and make adjustments to compensation and general, administrative and other expense as deemed necessary.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY BASED COMPENSATION (Continued)

        A summary of the status of KKR's equity based awards granted to KKR principals and operating consultants from January 1, 2010 through December 31, 2010 are presented below:

	KKR Principals		Operating Consultants
Unvested Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	149,574,399	$8.09	18,298,202	$8.15
Granted	5,539,600	$8.85	1,270,000	$8.34
Vested	(39,080,839)	$9.16	(4,851,824)	$9.18
Forfeited	(4,428,304)	$8.06	(2,481,462)	$7.94

Balance, December 31, 2010	111,604,856	$7.76	12,234,916	$7.80

	Principal Awards	Operating Consultant Awards
Weighted average remaining vesting period (in years) over which unvested units are expected to vest	2.2	2.1

        The following table summarizes the remaining vesting tranches for principals and operating consultants:

Vesting Date	Principal Units	Operating Consultant Units
April 1, 2011	3,764,067	928,268
October 1, 2011	26,869,757	2,780,440
April 1, 2012	942,012	107,009
October 1, 2012	26,362,814	2,711,071
April 1, 2013	379,950	100,000
October 1, 2013	26,247,458	2,704,064
April 1, 2014	354,780	100,000
October 1, 2014	26,247,458	2,704,064
April 1, 2015	354,780	100,000
October 1, 2015	81,780	—

	111,604,856	12,234,916

        Restricted Equity Units—Upon completion of the Transactions, grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel. These will be funded by KKR Holdings and will not dilute KKR's interests in the KKR Group Partnerships. The vesting of these equity units occurs in installments up to five years from the date of grant and was contingent on, among other things, KKR's common units becoming listed and traded on the NYSE or another U.S. exchange. On July 15, 2010, KKR & Co. L.P. completed its listing on the NYSE. This event satisfied the contingency described above and accordingly, KKR recorded compensation expense of $34.0 million and general, administrative and

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY BASED COMPENSATION (Continued)

other expense of $17.1 million during the quarter ended June 30, 2010 in relation to these awards. This reflected the cumulative vesting of the units from the grant date to June 30, 2010. For the year ended December 31, 2010, KKR recorded compensation expense of $37.7 million and general, administrative and other expense of $27.8 million in relation to the restricted equity awards including the amounts above.

        As of December 31, 2010, there was approximately $21.6 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 0.9 years, using the graded attribution method, which treats each vesting portion as a separate award.

        A summary of the status of KKR Holding's restricted equity awards granted to KKR professionals, support staff, and other personnel from January 1, 2010 through December 31, 2010 are presented below:

	Restricted Equity Units
Unvested Units	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	8,559,679	$9.35
Granted	380,650	$11.09
Vested	(4,615,195)	$9.36
Forfeited	(340,298)	$9.35

Balance, December 31, 2010	3,984,836	$9.51

        Discretionary Compensation and Discretionary Allocations—Certain KKR principals who hold KKR Group Partnership Units through KKR Holdings units are expected to be allocated, on a discretionary basis, distributions on KKR Group Partnership Units received by KKR Holdings. These discretionary amounts entitle the principal to receive amounts in excess of their vested equity interests. Because unvested units do not have distribution participation rights, any amounts allocated in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges have been recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings. Compensation charges relating to this discretionary allocation amounted to $136.7 million and $28.5 million for the years ended December 31, 2010 and 2009, respectively. There were no amounts recorded for the year ended December 31, 2008.

KKR & Co. L.P. 2010 Equity Incentive Plan

        Under the KKR & Co. L.P. 2010 Equity Incentive Plan (the "Equity Incentive Plan"), KKR is permitted to grant to employees, the directors of the Managing Partner, operating consultants and senior advisors, non-qualified unit options, unit appreciation rights, restricted common units, deferred restricted common units, phantom restricted common units and other awards representing KKR & Co. L.P. common units. The issuance of KKR & Co. L.P. common units pursuant to awards under the Equity Incentive Plan dilute common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships. The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

10. EQUITY BASED COMPENSATION (Continued)

of fully diluted common units outstanding, subject to annual adjustment. As of December 31, 2010, 30,000 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan, which vest over one year from the date of grant.

11. RELATED PARTY TRANSACTIONS

        Due from and to Affiliates consists of:

	December 31, 2010	December 31, 2009
Due from Principals(a)	$55,937	$77,075
Due from Related Entities	$52,319	$28,846
Due from Portfolio Companies	$28,300	$18,067

	$136,556	$123,988

	December 31, 2010	December 31, 2009
Due to KKR Holdings, L.P. in Connection with the Tax Receivable Agreement(b)	$16,185	$—
Due to Unconsolidated Funds	1,862	—
Due to KKR Holdings L.P.(c)	—	87,741

	$18,047	$87,741

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

(b)
Represents amounts owed to KKR Holdings and/or its principals under the Tax Receivable Agreement. (see Note 2, "Summary of Significant Accounting Policies—Tax Receivable Agreement")

(c)
Prior to the Transactions, KKR made an in-kind distribution of certain receivables of our management companies to KKR Holdings. These receivables represented amounts owed by our consolidated KKR Funds to our management companies. Subsequent to the distribution of these receivables, the amounts owed by the KKR Funds are payable to KKR Holdings and as such are no longer payable to a consolidated entity. Accordingly, the payable that existed at December 31, 2009 at the KKR Funds is reflected in Due to Affiliates. In periods prior to the Transactions, such amounts were eliminated in consolidation. This amount was paid to KKR Holdings in January 2010.

KKR Financial Holdings LLC ("KFN")

        KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol "KFN." KFN is managed by KKR but is not under the common

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

control of the Senior Principals or otherwise consolidated by KKR as control is maintained by third-party investors. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of December 31, 2010 and 2009, KFN had consolidated assets of $8.4 billion and $10.3 billion, respectively, and shareholders' equity of $1.6 billion and $1.2 billion, respectively. Shares of KFN held by KKR are accounted for as trading securities (see Note 2, "Summary of Significant Accounting Policies—Management and Incentive fees") and represented less than 1% of KFN's outstanding shares as of December 31, 2010 and December 31, 2009. If KKR were to exercise all of each of its outstanding vested options, KKR's ownership interest in KFN would be less than 1% of KFN's outstanding shares as of December 31, 2010 and 2009.

Discretionary Investments

        Certain of KKR's investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with its private equity funds. Side-by-side investments are investments in Portfolio Companies that are made on the same terms and conditions as those acquired by the applicable fund, except that the side-by-side investments are not subject to management fees or a carried interest. The cash invested by these individuals aggregated $66.8 million, $46.7 million and $25.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. These investments are not included in the accompanying financial statements.

Aircraft and Other Services

        Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $5.2 million, $6.9 million and $7.9 million for the use of these aircraft for the years ended December 31, 2010, 2009 and 2008, respectively.

Facilities

        Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $6.4 million, $5.7 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

12. SEGMENT REPORTING

        KKR operates through three reportable business segments. These segments, which are differentiated primarily by their investment focuses and strategies, consist of the following:

Private Markets

        Through the Private Markets segment, KKR manages and sponsors a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. These investment funds and co-investment vehicles are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. KKR also manages investments in infrastructure and natural resources.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

Public Markets

        Through the Public Markets segment, KKR manages a specialty finance company, a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in liquid credit strategies, such as leveraged loans and high yield bonds, and less liquid credit products such as mezzanine debt and special situations investments. These funds, vehicles and accounts are managed by KKR Asset Management LLC (which we refer to as "KAM"), an SEC registered investment adviser.

Capital Markets and Principal Activities

        The Capital Markets and Principal Activities segment combines the assets acquired in the Combination Transaction with the global capital markets business. KKR's capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services.

Key Performance Measures

        Fee Related Earnings ("FRE") and Economic Net Income ("ENI") are key performance measures used by management. These measures are used by management in making resource deployment and operating decisions as well as assessing the overall performance of each of KKR's business segments.

FRE

        FRE is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent US GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of expenses of consolidated funds; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non-recurring items.

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

        KKR's reportable segments are presented prior to giving effect to the allocation of income (loss) between KKR and KKR Holdings and as such represents KKR's business in total. In connection with the Transactions, KKR changed the format of its segment financial information in order to: (i) properly reflect the economic arrangements resulting from the Transactions, and (ii) provide more detail regarding fees and investment income. KKR has adjusted its segment financial information for year ended December 31, 2008 to reflect these changes, where applicable. None of these changes impacted economic net income.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2010:

	As of and for the Year Ended December 31, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$396,227	$57,059	$—	$453,286
Incentive fees	—	38,832	—	38,832

Management and incentive fees	396,227	95,891	—	492,118

Monitoring and transaction fees:
Monitoring fees	86,932	—	—	86,932
Transaction fees	96,000	19,117	105,266	220,383
Fee Credits(1)	(52,563)	(12,336)	—	(64,899)

Net monitoring and transaction fees	130,369	6,781	105,266	242,416

Total fees	526,596	102,672	105,266	734,534

Expenses
Employee compensation and benefits	159,561	29,910	16,863	206,334
Occupancy and Related Charges	36,395	2,375	945	39,715
Other Operating Expense	148,357	13,430	8,376	170,163

Total expenses	344,313	45,715	26,184	416,212

Fee related earnings	182,283	56,957	79,082	318,322

Investment income (loss)
Gross carried interest	1,202,070	5,000	—	1,207,070
Less: Allocation to KKR carry pool(2)	(453,872)	(2,000)	—	(455,872)
Less: Management fee refunds(3)	(143,446)	—	—	(143,446)

Net carried interest	604,752	3,000	—	607,752
Other investment income (loss)	(1,643)	718	1,219,053	1,218,128

Total investment income (loss)	603,109	3,718	1,219,053	1,825,880

Income (loss) before noncontrolling interests in income of consolidated entities	785,392	60,675	1,298,135	2,144,202
Income (loss) attributable to noncontrolling interests(4)	839	537	3,033	4,409

Economic net income (loss)(5)	$784,553	$60,138	$1,295,102	$2,139,793

Total Assets	$947,155	$66,230	$5,388,072	$6,401,457

Total Partners' Capital	$844,657	$55,271	$4,825,698	$5,725,626

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with such limited partners a portion of any monitoring and transaction fees received from

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor approximately of 2% of the equity in KKR's capital markets business.

        The following table reconciles KKR's total reportable segments to the financial statements as of and for the year ended December 31, 2010:

	As of and for the Year Ended December 31, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$734,534	$(299,148)	$435,386
Expenses(b)	$416,212	$1,346,451	$1,762,663
Investment income (loss)(c)	$1,825,880	$7,353,228	$9,179,108
Income (loss) before taxes	$2,144,202	$5,707,629	$7,851,831
Income (loss) attributable to noncontrolling interests	$4,409	$6,539,607	$6,544,016
Income (loss) attributable to KKR Holdings	$—	$899,277	$899,277
Total assets(d)	$6,401,457	$31,989,700	$38,391,157
Total Partners' Capital(e)	$5,725,626	$30,274,416	$36,000,042

(a)
The fees adjustment primarily represents (i) the elimination of management fees of ($388,501), (ii) fee credits of $57,043 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $32,310.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges which amounted to $824,193, (ii) allocations to the carry pool of $455,872, (iii) a gross up of reimbursable expenses of $32,310, (iv) operating expenses of $20,719 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and (v) other adjustments of $13,357.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $6,753,910 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $455,872, and (iii) management fee refunds of $143,446.

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

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Year Ended December 31, 2010
Economic net income (loss)	2,139,793
Income taxes	(75,360)
Amortization of intangibles	(7,785)
Non-cash equity based payments	(824,193)
Allocation to KKR Holdings	(899,277)

Net income attributable to KKR & Co. L.P.	$333,178

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31. 2009:

	As of and for the Year Ended December 31, 2009
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive Fees:
Management fees	$415,207	$50,754	$—	$465,961
Incentive fees	—	4,472	—	4,472

Management and incentive fees	415,207	55,226	—	470,433

Monitoring and transaction fees:
Monitoring fees	158,243	—	—	158,243
Transaction fees	57,699	—	34,129	91,828
Fee Credits(1)	(73,900)	—	—	(73,900)

Net monitoring and transaction fees	142,042	—	34,129	176,171

Total fees	557,249	55,226	34,129	646,604

Expenses
Employee compensation and benefits	147,801	24,086	9,455	181,342
Occupancy and Related Charges	34,747	2,483	783	38,013
Other Operating Expense	134,610	18,103	5,238	157,951

Total expenses	317,158	44,672	15,476	377,306

Fee related earnings	240,091	10,554	18,653	269,298

Investment income (loss)
Gross carried interest	826,193	—	—	826,193
Less: allocation to KKR carry pool(2)	(57,971)	—	—	(57,971)
Less: management fee refunds(3)	(22,720)	—	—	(22,720)

Net carried interest	745,502	—	—	745,502
Other investment income (loss)	128,528	(5,260)	349,679	472,947

Total investment income (loss)	874,030	(5,260)	349,679	1,218,449

Income (loss) before noncontrolling interests in income of consolidated entities	1,114,121	5,294	368,332	$1,487,747
Income (loss) attributable to noncontrolling interests(4)	497	15	581	1,093

Economic net income (loss)(5)	$1,113,624	$5,279	$367,751	1,486,654

Allocation of Economic net income (loss)
Economic net income (loss) attributable to KKR Holdings L.P.(5)	$101,898	$1,015	$257,766	$360,679

Economic net income (loss) attributable to KKR Group Holdings L.P.	$1,011,726	$4,264	$109,985	$1,125,975

Total Assets	$362,128	$62,408	$4,660,132	$5,084,668

Total Partners' Capital	$277,062	$49,581	$3,826,241	$4,152,884

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with such limited partners a portion of any monitoring and transaction fees received from portfolio companies and

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)
Represents economic interests that will allocate to a third party investor approximately of 2% of the equity in KKR's capital markets business.

(5)
Represents nine months of historical economic net income (loss) totaling $971,399, which is 100% allocable to Group Holdings and three months of economic net income (loss) totaling $515,255, of which 70% or $360,679 is allocated to KKR Holdings, and the remaining 30% or $154,576 is allocated to Group Holdings.

        The following table reconciles KKR's total reportable segments to the consolidated financial statements as of and for the year ended December 31, 2009:

	As of and for the Year Ended December 31, 2009
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$646,604	$(315,333)	$331,271
Expenses(b)	$377,306	$818,404	$1,195,710
Investment income (loss)(c)	$1,218,449	$6,535,359	$7,753,808
Income (loss) before taxes	$1,487,747	$5,401,622	$6,889,369
Income (loss) attributable to noncontrolling interests	$1,093	$6,118,289	$6,119,382
Income (loss) attributable to KKR Holdings	$—	$(116,696)	$(116,696)
Tolal assets(d)	$5,084,668	$25,136,443	$30,221,111
Tolal Partners' Capital(c)	$4,152,884	$23,208,597	$27,361,481

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $(405,466), (ii) fee credits of $73,900 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $16,233.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based payments which amounted to $562,373, (ii) allocations to the carry pool of $173,511, (iii) operating expenses of $34,846 associated with the Transactions included in consolidated expenses and excluded from segment reporting, (iv) gross up of reimbursable expense of $16,233 and (v) other operating expenses of $31,441 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $6,448,557 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $57,971 and (iii) other adjustments of $28,831.

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

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Year Ended December 31, 2009
Economic net income (loss)	1,486,654
Income taxes	(36,998)
Amortization of intangibles	(3,788)
Costs relating to the Transactions(a)	(34,846)
Adjustments to carry:
Allocations to carry pool recorded in connection with the Transactions	(115,540)
Non-cash equity based payments	(562,373)
Allocations to former principals	(120)
Allocation to KKR Holdings	116,696

Net income attributable to KKR & Co. L.P.	$849,685

(a)
During the year ended December 31, 2009, KKR's Private Markets other operating expenses excluded $34.8 million incurred in connection with the Transactions. KKR has excluded this charge from its segment financial information as such amount will be not be considered when assessing the performance of, or allocating resources to, each of its business segments and is non-recurring in nature. In the statements of operations, this charge is included in general, administrative and other expenses.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2008:

	As of and for the Year Ended December 31, 2008
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$396,394	$59,342	$—	$455,736
Incentive fees	—	—	—	—

Management and incentive fees	396,394	59,342	—	455,736

Monitoring and transactions fees:
Monitoring fees	97,256	—	—	97,256
Transaction fees	23,096	—	18,211	41,307
Fee Credits(1)	(12,698)	—	—	(12,698)

Net monitoring and transaction fees	107,654	—	18,211	125,865

Total fees	504,048	59,342	18,211	581,601

Expenses
Employee compensation and benefits	135,204	20,566	7,094	162,864
Occupancy and Related Charges	27,665	2,134	727	30,526
Other Operating Expenses	185,027	4,066	5,093	194,186

Total Expenses	347,896	26,766	12,914	387,576

Fee related earnings	156,152	32,576	5,297	194,025

Investment income (loss)
Gross carried interest	(1,197,387)	—	—	(1,197,387)
Less: allocation to KKR carry pool(2)	8,156	—	—	8,156
Less: management fee refunds(3)	29,611	—	—	29,611

Net carried interest	(1,159,620)	—	—	(1,159,620)
Other investment income (loss)	(230,053)	10,687	(4,129)	(223,495)

Total investment income (loss)	(1,389,673)	10,687	(4,129)	(1,383,115)

Income (loss) before noncontrolling interests in income of consolidated entities	(1,233,521)	43,263	1,168	(1,189,090)
Income (loss) attributable to noncontrolling interests(4)	—	6,421	(37)	6,384

Economic net income (loss)	$(1,233,521)	$36,842	$1,205	$(1,195,474)

Total Assets	$285,154	$52,256	$26,148	$363,558

Total Partners' Capital	$97,249	$45,867	$10,974	$154,090

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with such limited partners a portion of any monitoring and transaction fees received from

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor approximately of 2% of the equity in KKR's capital markets business.

  The following table reconciles KKR's total reportable segments to the financial statements as of and for the year ended December 31, 2008:

	As of and for the Year Ended December 31, 2008
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$581,601	$(346,420)	$235,181
Expenses(b)	$387,576	$30,812	$418,388
Investment income (loss)(c)	$(1,383,115)	$(11,482,124)	$(12,865,239)
Income (loss) before taxes	$(1,189,090)	$(11,859,356)	$(13,048,446)
Income (loss) attributable to noncontrolling interests	$6,384	$(11,857,145)	$(11,850,761)
Income (loss) attributable to KKR Holdings	$—	$—	$—
Total assets(d)	$363,558	$22,077,472	$22,441,030
Total Partners' Capital(e)	$154,090	$19,696,267	$19,850,357

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $(397,096), (ii) fee credits of $12,698 upon consolidation of the KKR Funds, (iii) a gross up of reimbursable expenses of $22,976 and (iv) other net adjustments of $15,002.

(b)
The expenses adjustment consists of (i) the reflection of allocations to the carry pool of $(8,156) in consolidated expenses, (ii) a gross up of reimbursable expenses in the consolidated financial results of $22,976 and (iii) the inclusion of $15,992 of other operating expenses primarily relating to the consolidation of the KKR Funds.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

12. SEGMENT REPORTING (Continued)

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $(11,433,477) attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $(8,156), and (iii) other adjustments of $(40,491).

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

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Year Ended December 31, 2008
Economic net income (loss)	(1,195,474)
Income taxes	(6,786)
Amortization of intangibles	(2,211)

Net income attributable to KKR & Co. L.P.	$(1,204,471)

13. COMMITMENTS AND CONTINGENCIES

Debt Covenants

        Borrowings of KKR contain various customary debt covenants. These covenants do not, in management's opinion, materially restrict KKR's investment or financing strategies. KKR is in compliance with all of its debt covenants as of December 31, 2010.

Investment Commitments

        As of December 31, 2010, KKR had unfunded commitments to its private equity and other investment vehicles of $923.7 million. In addition, KKR Capital Markets had an unfunded commitment of $14.7 million related to one portfolio company revolving credit facility as of December 31, 2010.

Non-cancelable Operating Leases

        KKR's non-cancelable operating leases consist primarily of leases of office space around the globe. There are no material rent holidays, contingent rent, rent concessions or leasehold improvement incentives associated with any of these property leases. In addition to base rentals, certain lease agreements are subject to escalation provisions and rent expense is recognized on a straight-line basis over the term of the lease agreement.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2010, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows:

2011	$30,908
2012	25,022
2013	25,336
2014	25,468
2015	20,113
2016 and Thereafter	96,160

Total minimum payments required	$223,007

Contingent Repayment Guarantees

        The instruments governing KKR's private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partners to return amounts to the fund for distribution to the limited partners at the end of the life of the fund. Under a "clawback" provision, upon the liquidation of a fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. As of December 31, 2010, the amount of carried interest KKR principals have received, that is subject to this clawback provision was $697.0 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their December 31, 2010 fair values, the clawback obligation would have been $61.5 million of which $55.9 million is recorded in Due from Affiliates and $5.6 million is due from noncontrolling interest holders.

        Prior to the Transactions, certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations.

        The terms of the Transactions require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. At December 31, 2010, KKR has recorded a receivable of $55.9 million within Due from Affiliates for the amount of the clawback obligation given that would be required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships. In periods prior to the Transactions, such amount was reflected as a capital deficit within partners' capital given the KKR principals held controlling economic interests in the historical KKR.

        Carry distributions arising subsequent to the Transactions will be allocated to KKR, KKR Holdings and KKR principals (as carry pool participants) in accordance with the terms of the instruments governing the KKR Group Partnerships. KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        The instruments governing certain of KKR's private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the "net loss sharing provisions," certain of KKR's private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of December 31, 2010, there would have been no net losing sharing obligation. If the vehicles were liquidated at zero value, the contingent repayment obligation would have been approximately $1,094.0 million as of December 31, 2010.

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

        In August 1999, KKR and certain of its current and former personnel were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno's, Inc. ("Bruno's"), one of KKR's former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno's in an August 1995 subordinated notes offering relating to the acquisition and in Bruno's subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In August 2009, the action was consolidated with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which is pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. As suggested by the Alabama State Court, KKR has filed a petition seeking an immediate appeal of certain rulings made by the Alabama State Court when denying the motion to dismiss. In June and July 2010, the Alabama Supreme Court ordered the parties to brief KKR's petition and the petition filed by another defendant seeking an immediate appeal of certain rulings made by the Alabama State Court. Briefing on both petitions has

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

been completed, and both petitions are under consideration. KKR believes that this action is without merit and intends to defend it vigorously.

        In 2005, KKR and certain of its current and former personnel were named as defendants in now-consolidated shareholder derivative actions in the Court of Chancery of the State of Delaware relating to PRIMEDIA Inc. ("PRIMEDIA"), one of its portfolio companies. These actions claim that the board of directors of PRIMEDIA breached its fiduciary duty of loyalty in connection with the redemption of certain shares of preferred stock in 2004 and 2005. The plaintiffs further allege that KKR benefited from these redemptions of preferred stock at the expense of PRIMEDIA and that KKR usurped a corporate opportunity of PRIMEDIA in 2002 by purchasing shares of its preferred stock at a discount on the open market while causing PRIMEDIA to refrain from doing the same. In February 2008, the special litigation committee formed by the board of directors of PRIMEDIA, following a review of plaintiffs' claims, filed a motion to dismiss the actions. In March 2010, plaintiffs filed an amended complaint, including additional allegations concerning purchases of PRIMEDIA's preferred stock in 2002. Plaintiffs seek unspecified damages on behalf of PRIMEDIA and an award of attorneys' fees and costs. On June 16, 2010, the Vice Chancellor of the Court of Chancery of the State of Delaware entered an order dismissing all claims asserted against the defendants. On July 15, 2010, the plaintiffs filed a notice of appeal with the Supreme Court of Delaware. Briefing on the appeal has been completed, and oral argument is scheduled to be held before the Supreme Court of Delaware on March 23, 2011. KKR believes that this action is without merit and intends to defend it vigorously.

        In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs' motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is ongoing. KKR believes that this action is without merit and intends to defend it vigorously.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        KKR, along with two other private equity firms (collectively the "Sponsors"), is a defendant in purported shareholder class actions arising out of the proposed acquisition of Del Monte Foods Company ("Del Monte") by Blue Acquisition Group, Inc. and Blue Merger Sub Inc., entities controlled by private equity funds affiliated with the Sponsors (the "Acquisition Entities"). The complaints generally allege, among other things, that the Del Monte directors breached their fiduciary duties to Del Monte stockholders by agreeing to sell Del Monte at an unfair price and through an unfair process and by filing an allegedly materially misleading and incomplete proxy statement. The complaints also generally allege that the Sponsors, the Acquisition Entities and Del Monte aided and abetted the directors' breaches of fiduciary duties. The complaints all seek injunctive relief, rescission of the merger agreement, damages and attorneys' fees. The various complaints filed in the Delaware Chancery Court were consolidated on December 31, 2010, under the caption In re Del Monte Foods Company Shareholders Litigation, No. 6027-VCL. On February 14, 2011, the Delaware Chancery Court issued a ruling which, among other things, found on the preliminary record before the court that the plaintiff had demonstrated a reasonable likelihood of success on the merits of its aiding and abetting claim against the Sponsors, including KKR. The ruling enjoined defendants from proceeding with the Del Monte stockholder vote, previously scheduled for February 15, 2011, for twenty days and preliminarily enjoined certain deal protection provisions of the merger agreement pending the stockholder vote. On February 18, 2011, an amended complaint was filed in the Delaware action. The amended complaint asserts claims for: (i) breach of fiduciary duty against the Del Monte directors, (ii) aiding and abetting the directors' breaches of fiduciary duty against the Sponsors, the Acquisition Entities, and Barclays Capital, Inc. ("Barclays"), which served as a financial advisor to Del Monte in connection with the proposed acquisition, (iii) breach of contract against the Sponsors arising from a confidentiality agreement between the Sponsors and Del Monte, and (iv) tortuous interference with contract against Barclays arising from the aforementioned confidentiality agreement between the Sponsors and Del Monte. Similar shareholder actions are pending against the Del Monte directors, Sponsors and/or the Acquisition Entities in California Superior Court and the United States District Court for the Northern District of California. There has been limited activity in these California cases to date. KKR is still evaluating these Delaware and California actions and expects to defend them vigorously. On March 4, 2011, KKR received a request from the SEC for information regarding issues relating to the Del Monte transaction. KKR is cooperating with the SEC's inquiry.

        In August 2008, KFN, the members of KFN's board of directors and certain of its former executive officers, including certain of KKR's current and former personnel, were named in a putative class action complaint filed by the Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the "Charter Litigation"). In March 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of KFN's board of directors and named as individual defendants only KFN's former chief executive officer, KFN's former chief operating officer, and KFN's former chief financial officer (the "KFN Individual Defendants," and, together with KFN, "KFN Defendants). The amended complaint alleges that KFN's April 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), regarding the risks and potential losses associated with KFN's real estate-related assets, KFN's ability to finance its real estate-related assets, and the adequacy of KFN's loss reserves for its real estate-related assets (the "alleged Section 11 violation"). The amended

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

complaint further alleges that, pursuant to Section 15 of the Securities Act, the KFN Individual Defendants have legal responsibility for the alleged Section 11 violation. The amended complaint seeks judgment in favor of the lead plaintiff and the putative class for unspecified damages allegedly sustained as a result of the KFN Defendants' alleged misconduct, costs and expenses incurred by the lead plaintiff in the action, rescission or a rescissory measure of damages, and equitable or injunctive relief. In April 2009, the KFN Defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act. In November 2010, the court granted the defendants' motion and dismissed the case with prejudice. Plaintiffs' time to take an appeal has run, and the judgment is now final.

        In August 2008, the members of KFN's board of directors and its executive officers (the "Kostecka Individual Defendants") were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the "California Derivative Action"). KFN was named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2007 Registration Statement with alleged material misstatements and omissions. The complaint seeks judgment in favor of KFN for unspecified damages allegedly sustained as a result of the Kostecka Individual Defendants' alleged misconduct, costs and disbursements incurred by plaintiff in the action, equitable and/or injunctive relief, restitution, and an order directing KFN to reform its corporate governance and internal procedures to prevent a recurrence of the alleged misconduct. By order dated January 8, 2009, the court approved the parties' stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or KFN files an answer to the Charter Litigation. In November 2010, the court dismissed the Charter Litigation with prejudice and that judgment is final. The plaintiff in the California Derivative Action subsequently agreed to withdraw his complaint and, a stipulated order dismissing the California Derivative Action was entered on February 14, 2011.

        In March 2009, the members of KFN's board of directors and certain of its executive officers (the "Haley Individual Defendants") were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New York (the "New York Derivative Action"). KFN was named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2007 registration statement with alleged material misstatements and omissions. The complaint seeks judgment in favor of KFN for unspecified damages allegedly sustained as a result of the Haley Individual Defendants' alleged misconduct, a declaration that the Haley Individual Defendants are liable to KFN under Section 11 of the Securities Act, costs and disbursements incurred by plaintiff in the action, and an order directing KFN to reform its corporate governance and internal procedures to prevent a recurrence of the alleged misconduct. By order dated June 18, 2009, the Court approved the parties' stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or KFN files an answer to the Charter Litigation. In November 2010, the court dismissed the Charter Litigation with prejudice and that judgment is final. The plaintiff in the New York Derivative

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Action subsequently agreed to withdraw his complaint, and a stipulated order dismissing the New York Derivative Action was entered on February 4, 2011.

        In September 2006 and March 2009, KKR received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice ("DOJ") in connection with the DOJ's investigation of private equity firms to determine whether they have engaged in conduct prohibited by United States antitrust laws. KKR is fully cooperating with the DOJ's investigation.

        In December 2009, KKR's subsidiary KKR Asset Management LLC (formerly known as Kohlberg Kravis Roberts & Co. (Fixed Income) LLC) received a request from the SEC for information in connection with its examination of certain investment advisers in order to review trading procedures and valuation practices in the collateral pools of structured credit products. The SEC also requested information regarding the surrender by KFN for cancellation, without consideration, of certain notes that had been issued to KFN by collateral pools of structured credit products. KKR cooperated with the SEC's examination, which is now completed.

        In January 2011, KKR received a request from the SEC for information regarding its investors and clients that are sovereign wealth funds and certain services provided by KKR. KKR is cooperating with the SEC's investigation.

        Moreover, in the ordinary course of business KKR is subject to regulatory examinations or investigations and also is and can be both the defendant and the plaintiff in numerous actions with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds.

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

Principal Protected Product for Private Equity Investments

        The fund agreements for a private equity vehicle referred to as KKR's principal protected product for private equity investments contain provisions that require the fund underlying the principal protected product for private equity investments (the "Master Fund") to liquidate certain of its portfolio investments in order to satisfy liquidity requirements of the fund agreements, if the performance of the Master Fund is lower than certain benchmarks defined in the agreements. In an instance where the Master Fund is not in compliance with the defined liquidity requirements and has no remaining liquid portfolio investments, KKR has an obligation to purchase up to $18.4 million of illiquid portfolio investments of the Master Fund at 95% of their current fair market value. Effective January 1, 2011, KKR's obligation has been reduced to $4.1 million. As of December 31, 2010, the fund does not have a liquidity shortfall and therefore no obligation exists.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

        The regulatory capital requirements referred to above may restrict the Partnership's ability to withdraw capital from its entities. At December 31, 2010, approximately $116.6 million may be restricted as to the payment of cash dividends and advances to the Partnership.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Statement of Operations Data:
Fees	$106,031	$87,070	$96,018	$146,267
Less: Total Expenses	463,308	430,586	449,867	418,902
Total Investment Income (Loss)	2,763,936	1,224,959	1,724,527	3,465,686

Income (Loss) Before Taxes	2,406,659	881,443	1,370,678	3,193,051
Income Taxes	13,452	31,283	16,263	14,362

Net Income (Loss)	2,393,207	850,160	1,354,415	3,178,689
Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	1,987,130	676,816	1,293,373	2,586,697
Less: Net Income (Loss) Attributable to Noncontrolling Interests Attributable to KKR Holdings	292,241	143,437	52,186	411,413

Net Income (Loss) Attributable to KKR & Co. L.P.	$113,836	$29,907	$8,856	$180,579

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.57	$0.15	$0.04	$0.86
Diluted	$0.57	$0.15	$0.04	$0.86
Weighted Average Common Units Outstanding
Basic	204,902,226	204,902,226	204,902,226	209,383,219
Diluted	204,902,226	204,902,226	204,902,226	209,413,219

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Where Otherwise Noted)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended,
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Statement of Operations Data:
Fees	$39,070	$51,482	$110,863	$129,856
Less: Total Expenses	104,758	97,722	154,597	838,633
Total Investment Income (Loss)	(715,345)	2,307,610	4,171,835	1,989,708

Income (Loss) Before Taxes	(781,033)	2,261,370	4,128,101	1,280,931
Income Taxes	1,531	159	4,115	31,193

Net Income (Loss)	(782,564)	2,261,211	4,123,986	1,249,738
Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	(727,981)	1,895,385	3,507,323	1,444,655
Less: Net Income (Loss) Attributable to Noncontrolling Interests Attributable to KKR Holdings	—	—	—	(116,696)

Net Income (Loss) Attributable to KKR & Co. L.P.	$(54,583)	$365,826	$616,663	$(78,221)

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic				$(0.38)
Diluted				$(0.38)
Weighted Average Common Units Outstanding
Basic				204,902,226
Diluted				204,902,226

16. SUBSEQUENT EVENTS

        A distribution of $0.29 per KKR & Co. L.P. common unit was declared on February 23, 2011 and will be paid on March 21, 2011 to KKR & Co. L.P. unitholders of record as of the close of business on March 7, 2011. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

        On March 1, 2011, the terms of the Corporate Credit Agreement were amended, which reduced the availability for borrowings under the facility from $1.0 billion to $700.0 million and extended the maturity, so that the facility now expires on March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes became guarantors of the Corporate Credit Agreement, together with certain general partners of KKR's private equity funds.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

        As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of KKR's registered accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

        No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Managing Partner

        As is commonly the case with limited partnerships, our limited partnership agreement provides for the management of our business and affairs by a general partner rather than a board of directors. Our Managing Partner serves as our sole general partner and the ultimate general partner of the KKR Group Partnerships. Our Managing Partner has a board of directors that is co-chaired by our founders Henry Kravis and George Roberts, who also serve as our Co-Chief Executive Officers and are authorized to appoint our other officers. Our Managing Partner does not have any economic interest in our partnership.

Directors and Executive Officers

        The following table presents certain information concerning the board of directors and executive officers of our Managing Partner.

Name	Age	Position with Managing Partner
Henry R. Kravis	67	Co-Chief Executive Officer and Co-Chairman
George R. Roberts	67	Co-Chief Executive Officer and Co-Chairman
Joseph A. Grundfest	59	Director
Dieter Rampl	63	Director
Robert W. Scully	61	Director
Todd A. Fisher	45	Chief Administrative Officer
William J. Janetschek	48	Chief Financial Officer
David J. Sorkin	51	General Counsel

        Henry R. Kravis co-founded our firm in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. He is actively involved in managing the firm and serves on the Private Equity Investment and Portfolio Management Committees. Mr. Kravis currently serves on the boards of First Data Corporation and China International Capital Corporation Limited. Mr. Kravis also serves as a director, chairman emeritus or trustee of several cultural and educational institutions, including Mount Sinai Hospital, Columbia Graduate School of Business, Rockefeller University, and Claremont McKenna College. He earned a B.A. in Economics from Claremont McKenna College in 1967 and an M.B.A. from the Columbia University Graduate School of Business in 1969. Mr. Kravis has over 34 years experience financing, analyzing and investing in public and private companies, as well as serving on the boards of many public and private portfolio companies in the past, including the board of Primedia until 2006. As our co-founder and Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors.

        George R. Roberts co-founded our firm in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. He is actively involved in managing the firm and serves on the Private Equity Investment and Portfolio Management Committees. Mr. Roberts currently serves as a director or trustee of several cultural and educational institutions, including the San Francisco Symphony and Claremont McKenna College. He is also founder and Chairman of the board of directors of REDF, a San Francisco non-profit organization. He earned a B.A. from Claremont McKenna College in 1966, and a J.D. from the University of California (Hastings) Law School in 1969. Mr. Roberts has over 34 years experience financing, analyzing and investing in public and private companies, as well as serving on the boards of many public and private companies in the past. As our co-founder and Co-Chief Executive Officer, Mr. Roberts has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors.

        Professor Joseph A. Grundfest is a member of the board of directors of our Managing Partner. Mr. Grundfest was elected to the board of directors of our Managing Partner effective July 15, 2010. Mr. Grundfest has been a member of the faculty of Stanford Law School since 1990, where he is the William A. Franke Professor of Law and Business. He is also senior faculty of the Arthur and Toni Rembe Rock Center for Corporate Governance at Stanford University; founder and director of Director's College, a venue for the professional education of directors of publicly traded corporations; and co-founder of Financial Engines, Inc., a provider of services and advice to participants in employer-sponsored retirement plans, where he has served as a director since its inception in 1996. Mr. Grundfest was a Commissioner of the SEC from 1985 to 1990. He holds a B.A. in Economics from Yale University and a J.D. from Stanford Law School. Mr. Grundfest's knowledge and expertise in capital markets, corporate governance, and securities laws provides significant value to the oversight and development of our business.

        Dieter Rampl is a member of the board of directors of our Managing Partner. Mr. Rampl was elected to the board of directors of our Managing Partner effective July 15, 2010. Mr. Rampl has been Chairman of UniCredit Group since 2006 and the Spokesman of the Board of Managing Directors of Bayerische Vereinsbank, Munich since 2003, where he had been a Member of the Board for the Corporate Business and Corporate Finance since 1995. Previously, Mr. Rampl was Managing Director of Charterhouse, London, Manager of the Corporate Business of BHF—Bank Frankfurt and General Manager of BHF North America, and a member of the Foreign Trade Financing group at Société de Banque Suisse. He is also the Vice Chairman of Mediobanca S.p.A., a director of the Italian Banking Association, Chairman of the Supervisory Board of Koenig & Bauer AG and a member of the Supervisory Board of FC Bayern München AG, and was the Chairman of the Supervisory Board of Bayerische Börse AG until June 2010. In addition, Mr. Rampl previously served as a director and Chairman of the Audit Committee of KKR Guernsey GP Limited, the general partner of KKR Guernsey. Mr. Rampl's career in the financial services industry brings important expertise to the oversight and development of our business, and he also provides a valuable European perspective to the board of directors.

        Robert W. Scully is a member of the board of directors of our Managing Partner. Mr. Scully was elected to the board of directors of our Managing Partner effective July 15, 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley until his retirement in 2009, where he had previously been Co-President, Chairman of Global Capital Markets and Vice Chairman of Investment Banking. Prior to joining Morgan Stanley, he served as a managing director at Lehman Brothers and at Salomon Brothers. Mr. Scully has been a director of Bank of America Corporation since 2009, where he is a member of the Audit Committee and the chairman of the Compensation and Benefits Committee, and has previously served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an MBA from Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings important expertise to the oversight of our business. In addition, Mr. Scully brings talent development, senior client relationship management and strategic initiative experiences that are important to the development of our business.

        Todd A. Fisher joined the firm in 1993 and is Chief Administrative Officer of our Managing Partner. He is actively involved in managing the firm and serves on the Private Equity Investment Committee. Prior to joining KKR, Mr. Fisher worked for Goldman, Sachs & Co. in New York and for Drexel Burnham Lambert in Los Angeles. Mr. Fisher is a director of Maxeda B.V., Northgate Information Solutions plc. and Rockwood Holdings, Inc. Previously, he served as a director of ALEA Group Holdings AG until 2007, and Bristol West Insurance Group until 2007. Mr. Fisher currently serves as a trustee of the Private Equity Foundation, a London non-profit organization. He holds a

B.A. from Brown University, an M.A. in International Affairs from Johns Hopkins University and an M.B.A. in Finance from the Wharton School at the University of Pennsylvania.

        William J. Janetschek joined the firm in 1997 and serves as Chief Financial Officer of our Managing Partner. Prior to joining us, he was a Tax Partner with the New York office of Deloitte & Touche LLP. Mr. Janetschek was with Deloitte & Touche for 13 years. He holds a B.S. from St. John's University and an M.S., Taxation, from Pace University, and is a Certified Public Accountant.

        David J. Sorkin joined the firm in 2007 and serves as General Counsel of our Managing Partner. Prior to joining us, he was a partner with Simpson Thacher & Bartlett LLP, where he was a member of that law firm's executive committee. Mr. Sorkin was with Simpson Thacher & Bartlett LLP for 22 years. He holds a B.A. from Williams College and a J.D. from Harvard University.

        Effective March 14, 2011, Thomas Schoewe will join the board of directors of our Managing Partner and will become a member of the audit committee and the conflicts committee. The board of directors has determined that Mr. Schoewe meets the independence requirements of the NYSE and the Exchange Act rules applicable to audit committees and that Mr. Schoewe qualifies as an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K.

        Thomas M. Schoewe was executive vice president and chief financial officer for Wal-Mart Stores, Inc., a position he held from January 2000 to November 2010, and was employed by Walmart in a transitional capacity to January 2011. Prior to his employment at Walmart, Mr. Schoewe served as senior vice president and chief financial officer for Black and Decker Corp., a position he held from 1993 to 1999. Prior to that, he served for four years as Black and Decker's vice president of finance. He previously held the position of vice president of business planning and analysis. He joined Black and Decker in 1986 after serving at Chicago-based Beatrice Companies, where he was chief financial officer and controller of Beatrice Consumer Durables, Inc. He is a member of Financial Executives International. In 2008, Mr. Schoewe was named a National Trustee for The First Tee. Since 2001, he has served on the board of directors of PulteGroup, Inc., formerly known as Pulte Homes, Inc., which merged with Centex Corporation in 2009. He previously served on the Centex board. Mr. Schoewe graduated from Loyola University of Chicago with a bachelor's of business administration degree in finance. Mr. Schoewe's experience in financial reporting, accounting and control, and business planning and analysis brings important expertise to the oversight and development of our business.

Independence and Composition of the Board of Directors

        Our Managing Partner's board of directors consists of five directors, three of whom, Messrs. Grundfest, Rampl and Scully, are independent under NYSE rules relating to corporate governance matters. While we are exempt from NYSE rules relating to board independence, our Managing Partner intends to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules relating to corporate governance matters. Mr. Schoewe will join the board of directors effective March 14, 2011.

Board Committees

        Our Managing Partner's board of directors has four standing committees: an audit committee, a conflicts committee, a nominating and corporate governance committee and an executive committee that operate pursuant to written charters as described below. Because we are a limited partnership, our Managing Partner's board is not required by NYSE rules to establish a compensation committee or a nominating and corporate governance committee or to meet other substantive NYSE corporate governance requirements. While the board has established a nominating and governance committee, we rely on available exemptions concerning the committee's composition and mandate.

  Audit Committee

        The audit committee consists of Messrs. Grundfest (Chairman), Rampl and Scully. The purpose of the audit committee is to assist the board of directors in overseeing and monitoring: (i) the quality and integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications and independence; and (iv) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. The Managing Partner has determined that each of Messrs. Grundfest, Rampl and Scully is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available at the Investor Relations section of our internet website at www.kkr.com. Mr. Schoewe will become a member of the audit committee effective March 14, 2011.

  Conflicts Committee

        The conflicts committee consists of Messrs. Grundfest, Rampl and Scully. The conflicts committee is responsible for reviewing specific matters that the board of directors believes may involve a conflict of interest and for enforcing our rights under any of the exchange agreement, the tax receivable agreement, the limited partnership agreement of any KKR Group Partnership or our limited partnership agreement, which we refer collectively to as the covered agreements, against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities. The conflicts committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the conflicts committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our Managing Partner's board of directors is or will result in a conflict of interest. The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to our partnership. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our partnership and not a breach of any duties that may be owed to our unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Party Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules relating to corporate governance matters. Mr. Schoewe will become a member of the conflicts committee effective March 14, 2011.

  Nominating and Corporate Governance Committee

        The nominating and corporate governance committee consists of Messrs. Kravis, Roberts and Scully. The nominating and corporate governance committee is responsible for identifying and recommending candidates for appointment to the board of directors and for assisting and advising the board of directors with respect to matters relating to the general operation of the board and corporate governance matters. Mr. Scully meets the independence standards for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules relating to corporate governance matters.

  Executive Committee

        The executive committee consists of Messrs. Kravis and Roberts. The purpose of the executive committee is to act, when necessary, in place of our Managing Partner's full board of directors during periods in which the board is not in session. The executive committee is authorized and empowered to act as if it were the full board of directors in overseeing our business and affairs, except that it is not authorized or empowered to take actions that have been specifically delegated to other board committees or to take actions with respect to: (i) the declaration of distributions on our common units; (ii) a merger or consolidation of our partnership with or into another entity; (iii) a sale, lease or exchange of all or substantially all of our assets; (iv) a liquidation or dissolution of our partnership; (v) any action that must be submitted to a vote of our Managing Partner's members or our unitholders; or (vi) any action that may not be delegated to a board committee under our Managing Partner's limited liability company agreement or the Delaware Limited Liability Company Act.

Code of Business Conduct and Ethics

        We have a Code of Business Conduct and Ethics which applies to our principal executive officer, principal financial officer and principal accounting officer and is available on our internet website at www.kkr.com under the "Investor Relations" section. We intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our Internet website or in a Current Report on Form 8-K filing.

Corporate Governance Guidelines

        Our Managing Partner's board of directors has a governance policy which addresses matters such as the board of directors' responsibilities and duties and the board of directors' composition and compensation. The governance policy is available on our internet website at www.kkr.com under the "Investor Relations" section.

Communications to the Board of Directors

        The non-management members of our Managing Partner's board of directors meet regularly. At each meeting of the non-management members, the non-management directors choose a director to lead the meeting. All interested parties, including any employee or unitholder, may send communications to the non-management members of our Managing Partner's board of directors by writing to: the General Counsel, KKR & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2010, such persons complied with all such filing requirements, except that KKR Holdings L.P. had one late Form 4 filing reporting one transaction.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

        Our compensation program has three primary objectives: (1) to attract, motivate and retain our employees, (2) to align their interests with those of our unitholders and other investors, and (3) to reinforce our culture and values.

        Our employees.    Our business as an investment firm is dependent on the services of our principals (including our named executive officers) and other employees. Among other things, we depend on their ability to find, select and execute investments, manage and improve portfolio company operations, find and develop relationships with fund investors and other sources of capital, and provide other services, and we cannot compete without their continued employment with us. Therefore, it is important that our key employees are compensated in a manner that motivates them to excel and encourages them to remain with the firm.

        Alignment of interests.    Management equity ownership in the businesses in which we invest has been a guiding principle throughout our firm's history, and we apply that principle to ourselves: every employee of the firm is expected to have an equity interest in us. This equity ownership serves to align the interests of our employees with those of our unitholders. In addition, because we invest in and alongside our investment funds and have a carry pool from which we can allocate to our principals 40% of the carried interest that we generate through our business, we believe that our principals' interests are also aligned with those of our investors in the funds, vehicles and accounts that we manage, which in turn benefits our unitholders.

        Culture and values.    One of our most important values is our "one-firm" approach with shared responsibility and success, and we believe in a culture of meritocracy and fairness. Therefore, compensation is based on the performance of the firm as a whole and on an individual's contributions to the firm. For example, we do not compensate people based merely on an individual's accomplishments in relation to the profits and losses of his or her business unit. In addition, we conduct at least annually an evaluation process that seeks input from a wide range of persons on an employee's contribution to the firm, including his or her commitment to the firm's culture and values. We believe that using this kind of an evaluation process also promotes a measure of objectivity as a balance to managerial judgment.

        We refer to our two Co-Chief Executive Officers, our Chief Administrative Officer, our Chief Financial Officer and our General Counsel as our "named executive officers." We believe that the elements of compensation discussed below for our named executive officers serve these primary objectives. We, as a limited partnership with no annual meeting of unitholders, are not required to conduct say-on-pay or say-on-frequency votes as provided in the Dodd-Frank Act. However, we intend periodically to review the elements of our compensation, and we may make changes to the compensation structure relating to one or more named executive officers based on the outcome of such reviews from time to time.

KKR Holdings

        Each of our named executive officers holds interests in our business through KKR Holdings, which is the entity that indirectly owns all of the outstanding KKR Group Partnership Units that are not allocable to us.

        KKR Holdings units are, subject to certain restrictions, exchangeable for our common units, on a one-for-one basis, and generally cannot be sold to third parties for monetary value unless they are first exchanged for our common units. Because KKR Holdings units are exchangeable for our common units, we believe that our named executive officers' interests are aligned with those of our unitholders.

        KKR Holdings from time to time receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied certain initial vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied initial vesting requirements at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as our Co-Chief Executive Officers, acting through the general partner of KKR Holdings, may determine. It is contemplated that such distributions with respect to unvested KKR Holdings units will generally be paid to our named executive officers and our other principals as annual bonus compensation from time to time.

        In 2010, our named executive officers received distributions on their vested KKR Holdings units, and because these distributions are not considered to be compensation, they have not been reported in the Summary Compensation Table.

Compensation Elements

Base Salary

        For 2010, each of our named executive officers was paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Chief Executive Officers determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers. We are responsible for funding this base salary.

Year-End Bonus Compensation

        Other than their salary and certain incidental benefits noted below under "Other Compensation," our Co-Chief Executive Officers did not receive any additional compensation in 2010. They have decided at this time not to receive any bonus or other amounts from us or from KKR Holdings in excess of distributions payable with respect to their KKR Holdings units. Instead, they have decided that year-end bonus payments from KKR Holdings should be made to our other principals in order to motivate and retain them for the benefit of the firm.

        In 2010, our Chief Administrative Officer, Chief Financial Officer and General Counsel were awarded additional year-end compensation as bonus payments that were determined by our Co-Chief Executive Officers acting through the general partner of KKR Holdings. Our Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that our Chief Administrative Officer, Chief Financial Officer and General Counsel made to our development and success, as a firm, during the year. In making these determinations, our Co-Chief Executive Officers consulted with certain of our senior principals and, with respect to the determinations for our Chief Financial Officer and General Counsel, considered the recommendations of our Chief Administrative Officer. In addition, we believe that the discretion permitted to our Co-Chief Executive Officers permits them to award bonus compensation in an amount necessary to motivate and retain these named executive officers.

        Once the bonus amount is determined, the bonus amount is divided into cash compensation and deferred equity bonus compensation. The amount of deferred equity bonus compensation is calculated using a graduated range of percentages, which is generally from 5% to 20% depending on total compensation. After the application of this calculation, if a senior principal is eligible for an incremental bonus amount as determined by our Co-Chief Executive Officers, all of this incremental bonus is paid as deferred equity bonus compensation.

        The cash bonus amounts paid to our Chief Administrative Officer, our Chief Financial Officer and our General Counsel for 2010 are reflected in the Bonus column of the 2010 Summary Compensation Table below. Although these cash bonus payments are economically borne by KKR Holdings, we expect that, over time, we may be required to pay a portion, or eventually all, of these cash bonus payments as KKR Holdings becomes unable to reserve cash for bonus compensation as more KKR Holdings units vest.

        The portion of the bonus payment delivered to our named executive officers (other than our Co-Chief Executive Officers) as deferred equity bonus compensation consists of grants of additional units in KKR Holdings. The dollar amounts of these deferred equity bonus compensation grants were communicated to our named executive officers in December 2010, and they were legally granted KKR Holdings units on February 16, 2011 in amounts calculated by dividing the previously communicated dollar amounts by the five-trading day average of our common units ending on December 31, 2010. Although the named executive officers have received the entire bonus payment in equity in February 2011, we call them "deferred" because our named executive officers' ability to monetize them into cash is deferred to the future when the vesting provisions discussed below lapse. As part of 2010 year-end bonus compensation, our Chief Administrative Officer received 108,392 KKR Holdings units, our Chief Financial Officer received 29,021 KKR Holdings units, and our General Counsel received 31,819 KKR Holdings units. Because these grants were made after December 31, 2010, they do not appear in the tables below, but will appear in the tables for the year ended December 31, 2011.

        These deferred equity bonus compensation grants are subject to a four-year service-based vesting condition (with the first vesting event occurring on April 1, 2012) and additional one- and two-year transfer restrictions based on the named executive officer's compliance with his confidentiality and restrictive covenant agreement. Other than the period for service-based vesting, the terms are identical to those contained in the KKR Holdings units granted in connection with the consummation of the Transactions in October 2009 as discussed below under "Terms of KKR Holdings Units." Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between our named executive officers who receive year-end compensation payments and the firm.

        Although we have not suffered any dilution due to the granting of these equity awards by KKR Holdings, we expect that, over time, we will grant some or all of this deferred equity bonus compensation from our Equity Incentive Plan.

Carried Interest

        We allocate and distribute to a carry pool 40% of the carried interest that we earn, from which our principals are eligible to receive a carried interest allocation. Carry pool allocations are made first on a total dollar basis and then allocated on an investment by investment basis, and the percentage participation of the named executive officers in the carry pool varies by size of investment and in the aggregate. The carry pool is maintained and administered by KKR Associates Holdings L.P., which, similar to KKR Holdings, is not a subsidiary of ours. Allocations are determined by our Co-Chief Executive Officers acting through the general partner of KKR Associates Holdings L.P.

        Carried interest, if any, from the carry pool in respect of any particular investment is only paid in cash when the underlying investment is realized. To the extent any "clawback" obligation is triggered, carried interest previously distributed by the fund would have to be returned to such fund, thereby reducing the named executive officer's overall compensation for any such year. Because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the named executive officers, and thus benefits our unitholders. In addition, several of our competitors use participation in carried interest as an important compensation element, and we believe that we must do the same in order to attract and retain the most qualified personnel.

        Participation in our carry pool for our named executive officers is subject to a range of vesting schedules, from four-year vesting (with no vesting upon grant) for principals with less than five years employment with KKR up to two-year vesting (and 50% vesting upon grant) for the most senior principals. Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to their status as co-founders of our firm, our Co-Chief Executive Officers are typically completely vested in their carried interest allocations upon grant.

Other Compensation

        Our Co-Chief Executive Officers are reimbursed by us for the use of a car and driver, and we pay for the compensation of certain personnel who administer personal matters for them. We feel that these benefits are appropriate in light of the time that they spend on our business, the limited compensation paid by us for their services, and their unique status as co-founders of our firm.

        In 2010, we paid certain relocation expenses of our Chief Administrative Officer.

        We allow our principals, including our named executive officers, to retain any compensation that they may receive for serving as our designees on the boards of directors of KKR portfolio companies.

        Finally, certain named executive officers may receive equity grants from KKR Financial Holdings LLC (NYSE: KFN) for their services to that company. In 2010, Mr. Sorkin received a grant of 21,506 restricted shares of KFN, as determined by the compensation committee of the Board of Directors of KFN.

Minimum Retained Ownership

        While employed by us, each of our named executive officers are required to hold at least 25% of the cumulative amount of KKR Holdings units that have satisfied the service-based vesting condition during the duration of his employment with the firm.

Compensation and Risk

        Our compensation program includes elements that discourage excessive risk-taking and that align the compensation of our employees with the long-term performance of the firm. For example, other than certain equity that either immediately vested as part of the grants to all employees or our founders or that were made in exchange for the contribution of assets, in each case in connection with the consummation of the Transactions in October 2009, practically all of the equity awards held by our principals are subject to a multi-year service vesting condition and a one- and two-year transfer restricted vesting condition. In addition, except in circumstances noted above, the equity awards held by our other employees are also generally subject to a multi-year service vesting condition. Because our equity awards have significant vesting provisions, the actual amount of compensation realized by the recipient will be tied to the long-term performance of our common units. In addition, we only make cash payments of carried interest to our principals when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Moreover, the general partner of a fund is required to return carried interest distributions to the fund due to, for example, underperformance by the relevant fund subsequent to the payment of such carried interest. Accordingly, the principal would be subject to "clawback," i.e., be required to return carried interest payments previously made to a principal, all of which further discourages excessive risk-taking by our personnel.

Summary Compensation Table

        The following table presents summary information concerning compensation that we paid for services rendered by our named executive officers during the fiscal years ended December 31, 2009 and 2010.

        Prior to the consummation of the Transactions on October 1, 2009, our named executive officers and other senior principals generally did not received salary or bonus and, instead, received financial benefits only through their ownership interests in the general partners and the management companies of our funds and investments that they made in or alongside our funds. Cash distributions to our named executive officers in respect of their interests in the management companies of our funds for the year ended December 31, 2009 were $17.8 million to Mr. Kravis, $17.8 million to Mr. Roberts, $4.3 million to Mr. Fisher, $2.0 million to Mr. Janetschek and $2.3 million to Mr. Sorkin. In 2010, our named executive officers received distributions based on their vested KKR Holdings units. Because these distributions are not considered to be compensation, these distributions are not reflected as compensation in the table below.

        Carried interest distributions to our named executive officers in respect of their interests in the general partners of our funds for the year ended December 31, 2009 were $0.5 million to Mr. Kravis, $0.5 million to Mr. Roberts, and $0.1 million to Mr. Fisher. Messrs. Janetschek and Sorkin received de minimis carried interest distributions for the year ended December 31, 2009. On October 1, 2009, their interests in certain general partners of our funds were contributed to us in the Transactions. Carried interest distributions to our named executive officers in respect of the carry pool established by KKR Associates Holdings L.P. for the year ended December 31, 2010 are reflected in the All Other Compensation column in the 2010 Summary Compensation Table below.

        In respect of the year ended December 31, 2009, Messrs. Kravis, Roberts, Fisher, Janetschek and Sorkin were deemed to have received for compensation purposes $4.1 million, $4.1 million, $0.9 million, $0.2 million and $0.2 million, respectively. These are amounts that were invested in our funds on their behalf and will be distributed to them in future periods only if gains are realized on those investments. No comparable amounts were received in 2010.

        There are certain contractual arrangements we entered into with KKR Holdings at the time of the Transactions and thereafter, including a tax receivable agreement, that relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Party Transactions, and Director Independence."

2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)		Total ($)
Henry R. Kravis	2010	300,000	—	—	19,830,797	(4)	20,130,797
Co-Chief Executive Officer	2009	62,500	—	70,192,026	243,488		70,498,014
George R. Roberts	2010	300,000	—	—	19,790,117	(5)	20,090,117
Co-Chief Executive Officer	2009	62,500	—	70,192,026	271,388		70,525,914
Todd A. Fisher	2010	300,000	4,750,000	—	5,155,898	(6)	10,205,898
Chief Administrative Officer	2009	56,250	—	—	50,629		106,879
William J. Janetschek	2010	300,000	1,885,000	—	1,077,500	(7)	3,262,500
Chief Financial Officer	2009	56,250	—	—	—		56,250
David J. Sorkin	2010	300,000	2,045,000	—	617,427	(8)	2,962,427
General Counsel	2009	56,250	—	4,390,204	—		4,446,454

(1)
For the fiscal year ended December 31, 2009, represents salary payments received for the three month period subsequent to the consummation of the Transactions on October 1, 2009. For periods prior to October 1, 2009, all cash payments, including salaries, were treated as distributions from the general partners and the management companies of our funds and investments.

(2)
The discretionary bonus payments in 2010 were made by KKR Holdings and accordingly were not economically borne by us.

(3)
For the fiscal year ended December 31, 2009, sets forth a non-cash amount representing the net value of units in KKR Holdings received in the reorganization of KKR in exchange for contributed ownership interests in the pre-Transaction KKR entities. The net value received is calculated as the difference between (a) the aggregate grant date fair value of KKR Holdings units received by each named executive officer in connection with the Transactions as calculated pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASC Topic 718) and (b) the fair value of the ownership interests in the Combined Business that the named executive officer contributed in exchange for such units. To the extent that (b) is equal to, or in excess of, (a), no compensation is reflected in the table above.

(4)
Consists of $19,507,995 in cash payments of carried interest from the carry pool during 2010, $40,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of First Data Corporation, a KKR portfolio company, during 2010, $118,183 related to Mr. Kravis's use of a car and driver and $164,619 related to certain personnel who administer personal matters for Mr. Kravis. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. Because we do not separately track personnel expenses based on whether they are incurred for business or for personal reasons, 100% of the preceding costs have been reported for Mr. Kravis.

(5)
Consists of $19,507,995 in cash payments of carried interest from the carry pool during 2010, $169,595 related to Mr. Roberts's use of a car and driver and $112,527 related to certain personnel who administer personal matters for Mr. Roberts. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. Because we do not separately track personnel expenses based on whether they are incurred for business or personal reasons, 100% of the preceding costs have been reported for Mr. Roberts.

(6)
Consists of $4,770,588 in cash payments of carried interest from the carry pool during 2010, $81,116 in fees for Mr. Fisher's service as a KKR-designated director on the board of directors of Maxeda, a KKR portfolio company, during 2010, $46,277 in fees for Mr. Fisher's service as a KKR-designated director on the board of directors of Northgate Information Solutions, a KKR portfolio company, during 2010, $139,957 in fees and aggregate grant date fair value of unrestricted shares awarded to Mr. Fisher for his service as a KKR-designated director on the board of directors of Rockwood Holdings, a KKR portfolio company, during 2010 and $117,960 of relocation expenses.

(7)
Consists of only cash payments of carried interest from the carry pool during 2010.

(8)
Consists of $417,421 cash payments of carried interest from the carry pool during 2010 and $200,006 representing the grant date fair value of restricted shares of KFN awarded to Mr. Sorkin for his service to KFN during 2010.

Grants of Plan-Based Awards in 2010

        There were no grants of plan-based awards to our named executive officers in the fiscal year ended December 31, 2010.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010

Terms of KKR Holdings Units

        The units that our named executive officers and other principals hold in KKR Holdings are subject to transfer restrictions and, except for interests held by our Co-Chief Executive Officers and certain interests that were vested when granted in connection with the consummation of the Transactions in

October 2009, subject to multi-year service-based vesting requirements. Due to their unique status as co-founders of our firm, our Co-Chief Executive Officers are completely vested in their ownership of KKR Holdings units.

        In general, unvested KKR Holdings units initially vest in equal installments over a multi-year period (which can be as much as five years) from the grant date, subject to the recipient's continued employment with us. Following this initial vesting (or the grant date if interests were vested upon grant), interests remain contingently vested while they are subject to certain transfer restrictions.

        KKR Holdings units that are subject to transfer restrictions may not be transferred, exchanged or otherwise disposed for a specified period of time following the initial vesting date. The transfer restriction period lasts for a minimum of (1) one year with respect to one-half of the units vesting on the initial vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer restricted interests become fully vested at the end of the transfer restriction period if the holder is not terminated for cause and has complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.

        Because KKR Holdings is a partnership, all of the KKR Holdings units have been legally allocated, but the allocation of certain of these units had not been communicated to each respective principal as of December 31, 2010. The units whose allocation has not been communicated are subject to performance-based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. We applied the guidance of ASC Topic 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, we considered (1) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (2) the significant judgment that can be exercised by the managing members in determining whether the vesting conditions are ultimately achieved, and (3) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.

        While employed by our firm, our named executive officers and other principals are also subject to minimum retained ownership rules that require them to continuously hold at least 25% of their cumulatively vested KKR Holdings units.

        The transfer and vesting restrictions and minimum retained ownership rules applicable to KKR Holdings units may not be enforceable in all cases and can be waived, modified or amended by KKR Holdings at any time without our consent.

Terms of Confidentiality and Restrictive Covenant Agreements

        The confidentiality and restrictive covenant agreements with each of our named executive officers include prohibitions on them competing with us or soliciting certain investors or senior-level employees of our firm and specified subsidiaries and affiliates during a restricted period following their departure from the firm. These agreements also require personnel to protect and use the firm's confidential information only in accordance with confidentiality restrictions set forth in the agreement.

        The restricted periods for our Co-Chief Executive Officers expire on (1) for voluntary terminations or terminations with cause, the later of October 1, 2013 and two years from termination and (2) for terminations without cause, one year from termination. The restricted periods for our other named executive officers expire on (1) for voluntary terminations or terminations with cause, 18 months from termination, and (2) for terminations without cause, nine months from termination. These restricted periods are subject to reduction for any "garden leave" or "notice period" that an employee serves prior to termination of employment.

        Because KKR Holdings is the party to these agreements and not us, we may not be able to enforce them, and these agreements might be waived, modified or amended at any time without our consent.

Outstanding Equity Awards at 2010 Fiscal-Year End

        The following table sets forth information concerning unvested KKR Holdings units for each of the named executive officers as of December 31, 2010.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Henry R. Kravis	—	—
George R. Roberts	—	—
Todd A. Fisher	3,500,844	49,711,985
William J. Janetschek	2,276,922	32,332,292
David J. Sorkin	2,112,611	29,999,076

(1)
Approximately 53%, 28% and 21% of the KKR Holdings units issued to each of Messrs. Fisher, Janetschek and Sorkin, respectively, on October 1, 2009 vested on October 1, 2009. The remaining unvested portion of such KKR Holdings units time vest in installments on annual and semi-annual vesting dates over a five-year period commencing on October 1, 2009, and will remain subject to transfer restrictions for one or two years following vesting. Half of the KKR Holdings units issued and vested on October 1, 2009 are no longer subject to transfer restrictions as of December 31, 2010.

(2)
These amounts are based on the December 31, 2010 closing market price of our common units of $14.20 per common unit.

Option Exercises and Stock Vested in 2010

        The following table sets forth information concerning amounts received by each of our named executive officers upon the initial vesting of KKR Holdings units based on service-conditions during the year ended December 31, 2010.

Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Henry R. Kravis	—	—
George R. Roberts	—	—
Todd A. Fisher	875,211	9,487,287
William J. Janetschek	745,928	8,154,519
David J. Sorkin	547,014	5,939,892

(1)
These amounts are subject to one- and two-year transfer restrictions.

(2)
These amounts are based on the closing market price of our common units on each respective vesting date.

Pension Benefits for 2010

        We provided no pension benefits during the year ended December 31, 2010.

Nonqualified Deferred Compensation for 2010

        We provided no defined contribution plan for the deferral of compensation on a basis that is not tax-qualified during the year ended December 31, 2010.

Potential Payments Upon Termination or Change in Control

        Upon termination of employment, vesting generally ceases for KKR Holdings units that have not initially vested, and contingently vested units remain subject to transfer restrictions for one- and two-year periods, except as described below.

        A principal who retires after the later of December 31, 2012 and the first date on which his or her age plus years of service equals 80 will continue to vest in his or her unvested KKR Holdings units for an additional two years following retirement, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenant agreement during the period in which such KKR Holdings unit remains transfer restricted over one- and two-year periods. None of our named executive officers retired in the year ended December 31, 2010.

        Upon death or permanent disability, a holder of KKR Holdings units becomes immediately vested in all unvested KKR Holdings units and the transfer restrictions immediately lapse. The values of unvested KKR Holdings units held by the named executive officers as of December 31, 2010 are set forth above in the Outstanding Equity Awards at 2010 Fiscal Year-End Table.

        In addition, upon a change in control of KKR, a holder of KKR Holdings units becomes immediately vested in all unvested KKR Holdings units and the transfer restrictions immediately lapse. As noted above, the values of unvested KKR Holdings units held by the named executive officers as of December 31, 2010 are set forth above in the Outstanding Equity Awards at 2010 Fiscal Year-End Table.

        Upon termination of employment, vesting generally ceases for carried interest allocations, except that the vesting of carried interest allocations of our named executive officers and other principals may continue for a certain pre-determined period of time if they are terminated without cause or if they leave without cause, subject to compliance, if applicable, with the requirement that the person not violate the terms and conditions of his or her confidentiality and restrictive covenant agreement. In addition, carried interest allocations become immediately vested upon death or permanent disability.

Director Compensation

        We limit compensation for service on our Managing Partner's board of directors to the independent directors. Each independent director receives (1) an annual cash retainer of $75,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and (4) an additional annual cash retainer of $15,000 if such independent director serves as the chairman of the audit committee. In addition, each independent director was granted 10,000 restricted equity units on October 1, 2010 pursuant to our Equity Incentive Plan.

2010 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Joseph A. Grundfest	57,500		108,400	$1,500	167,400
Robert W. Scully	57,500		108,400	$1,500	167,400
Dieter Rampl	50,000	(3)	108,400	$1,500	159,900

(1)
Represents the aggregate grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2010 as calculated in accordance with ASC Topic 718. See Note 10 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

(2)
Represents distributions on unvested restricted equity units that the director was entitled to receive during the year ended December 31, 2010.

(3)
This amount does not include $62,500 in fees paid to Mr. Rampl in his capacity as a director of KKR Guernsey GP Limited, the general partner of KKR & Co. (Guernsey) L.P., prior to its delisting on July 15, 2010.

        The following table details grants of restricted equity units to each of our independent directors of our Managing Partner in the year ended December 31, 2010. The table includes the grant date and grant date fair value of 2010 restricted equity units and the aggregate number of restricted equity units as of December 31, 2010 owned by each independent director who served as a director during the year ended December 31, 2010:

Name	Grant Date(1)	Stock Awards (#)	Grant Date Fair Value ($)(2)	Total Number of Unvested Restricted Equity Awards on December 31, 2010 (#)
Joseph A. Grundfest	10/1/2010	10,000	108,400	10,000
Robert W. Scully	10/1/2010	10,000	108,400	10,000
Dieter Rampl	10/1/2010	10,000	108,400	10,000

(1)
The restricted equity awards granted on October 1, 2010 vest on October 1, 2011.

(2)
This column represents the grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2010 as calculated in accordance with ASC Topic 718.

KKR & Co. L.P. Equity Incentive Plan

        Our Managing Partner has adopted the KKR & Co. L.P. 2010 Equity Incentive Plan, which is referred to as the Equity Incentive Plan.

Administration

        The board of directors of our Managing Partner administers the Equity Incentive Plan. However, the board of directors of our Managing Partner may delegate such authority, including to a committee or subcommittee of the board of directors. Under the terms of the Equity Incentive Plan, the board of directors of our Managing Partner, or the committee or subcommittee thereof to whom authority to administer the Equity Incentive Plan has been delegated, as the case may be, is referred to as the Administrator. The Administrator determines who will receive awards under the Equity Incentive Plan, as well as the form of the awards, the number of units underlying the awards and the terms and conditions of the awards, consistent with the terms of the Equity Incentive Plan. The Administrator has full authority to interpret and administer the Equity Incentive Plan and its determinations will be final and binding on all parties concerned. The Administrator may delegate the authority to grant awards and the day-to-day administration of the plan to any of our employees.

Common Units Subject to the Equity Incentive Plan

        The total number of our common units which may be issued under the Equity Incentive Plan as of the effective date of the plan is equivalent to 15% of the number of fully diluted common units outstanding as of such date; provided that beginning with the first fiscal year after the Equity Incentive Plan becomes effective and continuing with each subsequent fiscal year occurring thereafter, the aggregate number of common units covered by the plan will be increased, on the first day of each fiscal year of KKR & Co. L.P. occurring during the term of the plan, by a number of common units equal to the positive difference, if any, of (x) 15% of the aggregate number of common units outstanding on the last day of the immediately preceding fiscal year of the plan sponsor minus (y) the aggregate number of common units available for issuance under the plan as of the last day of such year, unless the Administrator should decide to increase the number of common units covered by the plan by a lesser amount on any such date.

Options and Unit Appreciation Rights

        The Administrator may award non-qualified unit options and unit appreciation rights under the Equity Incentive Plan. Options and unit appreciation rights granted under the Equity Incentive Plan will become vested and exercisable at such times and upon such terms and conditions as may be determined by the Administrator at the time of grant, but no option or unit appreciation right will be exercisable for a period of more than 10 years after it is granted. The exercise price per common unit will be determined by the Administrator, provided that options and unit appreciation rights granted to participants who are U.S. taxpayers (i) will not be granted with an exercise price less than 100% of the fair market value per underlying common unit on the date of grant and (ii) will not be granted unless the common unit on which it is granted constitutes equity of the participant's "service recipient" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended. To the extent permitted by the Administrator, the exercise price of an option may be paid in cash or its equivalent, in common units having a fair market value equal to the aggregate exercise price and satisfying such other requirements as may be imposed by the Administrator, partly in cash and partly in common units or through net settlement in common units. As determined by the Administrator, unit appreciation rights may be settled in common units, cash or any combination thereof.

Other Equity-Based Awards

        The Administrator, in its sole discretion, may grant or sell common units, restricted common units, deferred restricted common units, phantom restricted common units, and any other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, the common units. Any of these other equity-based awards may be in such form, and dependent on such conditions, as the Administrator determines, including without limitation the right to receive, or vest with respect to, one or more common units (or the equivalent cash value of such units) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. The Administrator may, in its discretion, determine whether other equity-based awards will be payable in cash, common units or other assets or a combination of cash, common units and other assets.

Compensation Committee Interlocks and Insider Participation

        Because we are a limited partnership, our Managing Partner's board of directors is not required by NYSE rules to establish a compensation committee. Our founders, Messrs. Kravis and Roberts, serve as Co-Chairmen of the board of directors of our Managing Partner. For a description of certain transactions between us and our founders, see "Certain Relationships and Related Party Transactions, and Director Independence."

Compensation Committee Report

        The board of directors of our Managing Partner does not have a compensation committee. The entire board of directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.

Henry R. Kravis
George R. Roberts
Joseph A. Grundfest
Dieter Rampl
Robert W. Scully

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our Common Units

        The following table sets forth the beneficial ownership of our common units and KKR Group Partnership Units that are exchangeable for our common units by:

  •
  each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of our partnership based on our review of filings with the SEC;

  •
  each of the directors, persons chosen to become a director and named executive officers of our Managing Partner; and

  •
  the directors, persons chosen to become a director and executive officers of our Managing Partner as a group.

        The numbers of common units and KKR Group Partnership Units outstanding and the percentage of beneficial ownership are based on 212,770,091 common units issued and outstanding and 470,237,329 KKR Group Partnership Units that are exchangeable for our common units as of February 28, 2011. Beneficial ownership is in each case determined in accordance with the rules of the SEC. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

			KKR Group Partnership Units and Special Voting Units Beneficially Owned††
	Common Units Beneficially Owned†
					Percentage of Combined Voting Power††
Name(1)	Number	Percent	Number	Percent
KKR Holdings(2)(6)	147,761	*	470,237,329	68.8%	68.9%
Franklin Resources, Inc.(3)	20,700,348	9.7%	—	—	3.0%
Henry R. Kravis(2)(4)(5)(7)	4,814,927	2.3	470,237,329	68.8%	69.6%
George R. Roberts(2)(4)(5)(7)	4,814,927	2.3	470,237,329	68.8%	69.6%
Joseph A. Grundfest	—	—	—	—	—
Dieter Rampl	—	—	—	—	—
Robert W. Scully(6)	77,400	*	—	—	*
Thomas M. Schoewe(8)	—	—	—	—	—
Todd A. Fisher(7)	—	—	5,863,461	*	*
William J. Janetschek(7)	—	—	1,944,884	*	*
David J. Sorkin(7)	—	—	1,272,786	*	*
Directors, persons chosen to become a director and executive officers as a group (9 persons)	4,892,327	2.3%	470,237,329	68.8%	69.6%

*
Less than 1.0%.

†
KKR Group Partnership Units held by KKR Holdings are exchangeable (together with the corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with lock-up, vesting and transfer restrictions as described under "Certain Relationships and Related Party Transactions, and Director Independence—Exchange Agreement." Beneficial ownership of KKR Group Partnership Units reflected in this table has not also been reflected as beneficial ownership of our common units for which such KKR Group Partnership Units may be exchanged.

††
On any matters that may be submitted to a vote of our unitholders, the special voting units provide their holders with a number of votes that is equal to the aggregate number of KKR Group

  Partnership Units that such holders hold and entitle such holders to participate in the vote on the same basis as our unitholders.

(1)
The address of each director and executive officer is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(2)
KKR Holdings owns, beneficially or of record, an aggregate of 147,761 common units and 470,237,329 exchangeable KKR Group Partnership Units (or 100% of the total number of exchangeable KKR Group Partnership Units). Our principals hold interests in KKR Holdings that will entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units and common units held by KKR Holdings and voting control over all special voting units held by KKR Holdings. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units, special voting units and common units held by KKR Holdings. Mr. Kravis disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 86,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 86,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. The address of KKR Holdings is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(3)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 2, 2010 by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr., and Templeton Global Advisors Limited, these common units are held by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (the "Templeton Investment Management Subsidiaries") of Franklin Resources, Inc. Investment management contracts grant to the Templeton Investment Management Subsidiaries all investment and/or voting power over the securities owned by such investment management clients. As of December 31, 2010, Templeton Global Advisors Limited has sole voting and dispositive power over 19,346,629 of the common units and shared and dispositive voting power over 87,519 of the common units; Templeton Investment Counsel, LLC has sole voting and dispositive power over 1,155,000 of the common units; Franklin Advisory Services, LLC has sole voting and dispositive power over 109,200 of the common units and Fiduciary Trust Company International has sole voting and dispositive power over 2,000 of the common units. The address of these beneficial owners is One Franklin Parkway, San Mateo, California 94403. Their percentage of common units beneficially owned was not calculated by taking into account the number of KKR Group Partnership Units exchangeable for our common units.

(4)
KKR MIF Fund Holdings L.P. owns, beneficially or of record, an aggregate of 1,028,156 common units. The sole general partner of KKR MIF Fund Holdings L.P. is KKR MIF Carry Holdings L.P. The sole general partner of KKR MIF Carry Holdings L.P. is KKR MIF Carry Limited. Each of KKR MIF Carry Holdings L.P. (as the sole general partner of KKR MIF Fund Holdings L.P.); KKR MIF Carry Limited (as the sole general partner of KKR MIF Carry Holdings L.P.); KKR Index Fund Investments L.P. (as the sole shareholder of KKR MIF Carry Limited); KKR IFI GP L.P. (as the sole general partner of KKR Index Fund Investments L.P.); KKR IFI Limited (as the sole general partner of KKR IFI GP L.P.); KKR Fund Holdings L.P. (as the sole shareholder of KKR IFI Limited); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited); and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may be deemed to be the beneficial owner of the securities. Messrs. Kravis and Roberts are the designated members of KKR Management LLC and may be deemed to share dispositive power with respect to the common units held by KKR MIF Fund Holdings L.P. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities except to the extent of his pecuniary interest.

(5)
KKR Reference Fund Investments L.P. owns, beneficially or of record, an aggregate of 3,639,010 common units. The sole general partner of KKR Reference Fund Investments L.P. is KKR IFI GP L.P. Each of KKR IFI GP L.P. (as the sole general partner of KKR Reference Fund Investments L.P.); KKR IFI Limited (as the sole general partner of KKR IFI GP L.P.); KKR Fund Holdings L.P. (as the sole shareholder of KKR IFI Limited); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited); and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may be deemed to be the beneficial owner of the securities. Messrs. Kravis and Roberts are the designated members of KKR Management LLC and may be deemed to share dispositive power with respect to the common units held by KKR MIF Fund Holdings L.P. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities except to the extent of his pecuniary interest.

(6)
Mr. Scully disclaims beneficial ownership of all such common units.

(7)
Not included in this table are common units held by a KKR-affiliated holding vehicle, which have been reported by Messrs. Kravis, Roberts, Fisher, Janetschek and Sorkin pursuant to Section 16 of the Securities Exchange Act of 1934 with respect to 208,634, 275,583, 135,338, 14,818 and 5,000 common units, respectively.

(8)
Mr. Schoewe will join the board of directors of our Managing Partner effective March 14, 2011.

Our Managing Partner

        Our Managing Partner's outstanding limited liability company interests consist of Class A shares, which are entitled to vote on the election and removal of directors and all other matters that have not been delegated to the board of directors or reserved for the vote of Class B members, and Class B shares, which are entitled to vote only with respect to any matter requiring the approval of holders of voting interests held directly or indirectly by us in the general partners of our non-U.S. funds. Notwithstanding the number of Class A shares held by the Class A members, under our Managing Partner's limited liability company agreement, Messrs. Kravis and Roberts are deemed to represent a majority of the Class A shares outstanding for purposes of voting on matters upon which holders of Class A shares are entitled to vote. Messrs. Kravis and Roberts may, in their discretion, designate one or more holders of Class A shares to hold such voting power and exercise all of the rights and duties of Messrs. Kravis and Roberts under our Managing Partner's limited liability company agreement. While Messrs. Kravis and Roberts historically have acted with unanimity when managing our business, they have not entered into any agreement relating to the voting of their Class A shares. All of our Managing Partner's other Class A shares are held by our other senior principals. Our Managing Partner's Class B shares are divided equally among twelve principals, each of whom holds less than 10% of the voting power of the Class B shares. None of the shares in our Managing Partner provide these holders with economic interests in our business. See also "Risk Factors—Our limited partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our limited partner and limit remedies available for unitholders for actions that might otherwise constitute a breach of duty. It will be difficult for unitholders to successfully challenge a resolution of a conflict of interest by our Managing Partner or by its conflicts committee." In addition, see "Risk Factors—We are a

Delaware limited partnership, and there are provisions in our limited partnership agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law (DGCL) in a manner that may be less protective of the interests of our common unitholders."

Securities Authorized for Issuance under Equity Compensation Plans

        The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plan as of December 31, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))(2)
Equity Compensation Plans Approved by Security Holders	30,000	—	102,421,113
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	30,000	—	102,421,113

(1)
Reflects the aggregate number of restricted equity units granted as of December 31, 2010.

(2)
The aggregate number of common units covered by the Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units outstanding on the last day of the immediately preceding fiscal year minus (b) the aggregate number of common units covered by the Equity Incentive Plan as of such date (unless the administrator of the Equity Incentive Plan should decide to increase the number of common units covered by the plan by a lesser amount). We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The following description is a summary of the material terms of the agreements described below, and does not contain all of the information that you may find useful. For additional information, you should read the copies of our investment agreement, our exchange agreement, our registration rights agreement, our tax receivable agreement and the partnership agreements of the KKR Group Partnerships, all of which have been filed as exhibits to this report.

        On October 1, 2009, we completed the Transactions. In accordance with our purchase and sale agreement with KPE, prior to the completion of the Transactions, we made cash and in-kind distributions of $206.5 million to certain of our principals relating to amounts for periods prior to October 1, 2009. Such distributions consisted of substantially all available cash-on-hand, certain accrued receivables of its management companies and capital markets subsidiaries and certain personal property (consisting of non-operating assets). These distributions were made in respect of periods prior to the Transactions. These amounts did not include, however, any accrued monitoring or transaction fees to be credited against any management fees that are payable in respect of future periods, the after-tax amount of any management fees that may be required to be returned to investors before a carried interest may be paid and any other amounts that were necessary to provide the Combined Business with sufficient working capital to conduct its business in the ordinary course.

The Investment Agreement

        On August 4, 2009, we entered into an investment agreement by and among us, certain of our affiliates, KKR Guernsey and certain of its affiliates, as a condition to the Combination Transaction.

U.S. Listing

        The investment agreement provided that we and KKR Guernsey each had the right to require that the other use its reasonable best efforts to cause KKR Guernsey to contribute its units representing limited partner interests in Group Holdings to us in exchange for an equivalent number of our common units and, in connection therewith, our common units received by KKR Guernsey to be listed and traded on the NYSE by delivering an election notice to the other party. On February 24, 2010, we delivered an election notice to KKR Guernsey pursuant to the investment agreement and we commenced trading on the NYSE on July 15, 2010 under the symbol "KKR".

Indemnification and Insurance

        The investment agreement provides that, for a period of six years after the closing of the U.S. Listing, the KKR Group Partnerships will indemnify each present and former director and officer of the general partner of KKR Guernsey and certain other persons serving in a similar role against all losses, liabilities, damages, judgments and fines incurred in connection with any suit, claim, action, proceeding, arbitration or investigation arising out of or related to actions taken by them in their capacity as directors or officers of the general partner of KKR Guernsey or taken by them at the request of KKR Guernsey or the general partner of KKR Guernsey. In addition, the investment agreement also provides that the KKR Group Partnerships will indemnify us, KKR Guernsey, each present and former director and officer of the general partner of KKR Guernsey and certain other persons serving a similar role against all losses, liabilities, damages, judgments and fines to which any of them may become subject under the Securities Act, the Exchange Act, or other applicable law, statute, rule or regulation insofar as such losses, liabilities, damages, judgments and fines arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in the registration statement relating to our common units to be issued to, and distributed by KKR Guernsey or any other document issued by us, KKR Guernsey or any of their respective affiliates in connection with, or otherwise relating to, the U.S. Listing, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

        Pursuant to the investment agreement, we obtained directors' and officers' liability insurance for the benefit of the directors and officers (and former directors and officers) of the general partner of KKR Guernsey which (i) is effective for a period from the date of the dissolution of KKR Guernsey through and including the date that is six years after such date, (ii) covers claims arising out of or relating to any action, statement or omission of such directors and officers whether on or before the date of such dissolution (including the transactions contemplated by the investment agreement and the decision making process by the directors of the general partner of KKR Guernsey in connection therewith) to the same extent as the directors and officers of our Managing Partner acting in their capacities as the directors and officers of the general partner of KKR Guernsey are insured with respect thereto, and (iii) contains a coverage limit of $100 million.

Exchange Agreement

        We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our principals, including Messrs. Kravis, Roberts, Fisher, Janetschek and Sorkin, hold their KKR Group Partnership Units, pursuant to which KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. At the election of certain of our intermediate holding companies that are partners of the KKR Group Partnerships, the intermediate holding companies may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the common units that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for our common units, our interests in the KKR Group Partnerships will be correspondingly increased. Any common units received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions.

        On November 2, 2010, the exchange agreement was amended and restated to provide certain rights to cancel exchanges or limit the number of units exchanged in a given quarter. The amendments also provided that certain exchanges will be with a new subsidiary, the result of which is that the income tax character of a small portion of income distributed to unitholders may differ from what it would have been absent the amendment. If additional taxes result from the inclusion of this subsidiary of ours, KKR Holdings will make payments to one of our subsidiaries in respect of those taxes.

        Certain interests in KKR Holdings that are held by our principals are subject to significant transfer restrictions and vesting requirements that, unless waived, modified or amended will limit the ability of our principals to cause KKR Group Partnership Units to be exchanged under the exchange agreement so long as applicable vesting and transfer restrictions apply. The general partner of KKR Holdings, which is controlled by our founders, will have sole authority for waiving any applicable vesting or transfer restrictions.

Registration Rights Agreement

        In connection with the NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common units (and other securities convertible into or exchangeable or exercisable for our common units) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register the sale of their common units and also have the right to require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective.

Tax Receivable Agreement

        We and one or more of our intermediate holding companies may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Management Holdings L.P. intends to make an election under Section 754 of the Internal Revenue Code in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs. Certain of these exchanges are expected to result in an increase in certain of our intermediate holding companies' share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax our intermediate holding companies would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        We have entered into a tax receivable agreement with KKR Holdings requiring the intermediate holding company to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation is an obligation of the intermediate holding companies and not of either KKR Group Partnership. As such, the cash distributions to common unitholders may vary from holders of KKR Group Partnership Units (held by KKR Holdings and others) to the extent payments are made under the tax receivable agreements to exchanging holders of KKR Group Partnership Units. As the payments reflect actual tax savings received by KKR entities, there may be a timing difference between the tax savings received by KKR entities and the cash payments to exchanging holders of KKR Group Partnership Units. We expect the intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes. In the event that other of our current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if we become taxable as a corporation for U.S. federal income tax purposes, we expect that each will become subject to a tax receivable agreement with substantially similar terms.

        For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of our subsidiary to the amount of such taxes that the intermediate holding companies would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the KKR Group Partnerships as a result of the exchanges of KKR Group Partnership Units and had the intermediate holding companies not entered into the tax receivable agreement. The term of the tax receivable agreement continues until all such tax benefits have been utilized or expired, unless the intermediate holding companies exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

        Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

  •
  the timing of exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the KKR Group Partnership Units, which will depend on the fair market value of the depreciable or amortizable assets of the KKR Group Partnerships at the time of the transaction;

  •
  the price of our common units at the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of the KKR Group Partnerships, is directly proportional to the price of our common units at the time of the exchange;

  •
  the extent to which such exchanges are taxable—if an exchange is not taxable for any reason (for instance, in the case of a charitable contribution), increased deductions will not be available; and

  •
  the amount of tax, if any, our intermediate holding company is required to pay aside from any tax benefit from the exchanges, and the timing of any such payment. If our intermediate holding companies do not have taxable income aside from any tax benefit from the exchanges, it will not be required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized.

        We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us.

        The intermediate holding companies may terminate the tax receivable agreement at any time by making an early termination payment to KKR Holdings or its transferees, based upon the net present value (based upon certain assumptions in the tax receivable agreement) of all tax benefits that would be required to be paid by the intermediate holding companies to KKR Holdings or its transferees. In addition, the tax receivable agreement provides that upon certain mergers, asset sales, other forms of combination transactions or other changes of control, the minimum obligations of our intermediate holding companies or their successor with respect to exchanged or acquired KKR Group Partnership Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that our intermediate holding companies would have sufficient taxable income to fully utilize the increased tax deductions and increased tax basis and other benefits related to entering into the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.

        Decisions made by our senior principals in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes of control, may influence the timing and amount of payments that are received by an exchanging or selling holder of partner interests in the KKR Group Partnerships under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase a principals' tax liability without giving rise to any rights of a principal to receive payments under the tax receivable agreement.

        Payments under the tax receivable agreement will be based upon the tax reporting positions that our Managing Partner will determine. We are not aware of any issue that would cause the IRS to challenge a tax basis increase. However, neither KKR Holdings nor its transferees will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances payments to KKR Holdings or its transferees under the tax receivable agreement could be in excess of the intermediate holding company's cash tax savings. The intermediate holding company's ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

KKR Group Partnership Agreements

        We indirectly control the general partners of the KKR Group Partnerships and, through the KKR Group Partnerships and their subsidiaries, the KKR business. Because our Managing Partner operates and controls us, our Managing Partner's board of directors and our officers are ultimately responsible for all material decisions of the KKR Group Partnerships and the KKR Group Partnerships' businesses.

        Pursuant to the partnership agreements of the KKR Group Partnerships, our partnership, as the controlling general partner of KKR Fund Holdings L.P. and KKR Management Holdings L.P., have the indirect right to determine when distributions will be made to the holders of KKR Group Partnership Units and the amount of any such distributions.

        The partnership agreements of the KKR Group Partnerships provide for tax distributions to the holders of KKR Group Partnership Units if the general partners of the KKR Group Partnerships determine that distributions from the KKR Group Partnerships would otherwise be insufficient to cover the tax liabilities of a holder of a KKR Group Partnership Unit. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a holder of a KKR Group Partnership Unit multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

        The partnership agreements of the KKR Group Partnerships authorize the general partners of the KKR Group Partnerships to issue an unlimited number of additional securities of the KKR Group Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnerships Units, and which may be exchangeable for KKR Group Partnership Units.

Firm Use of Private Aircraft

        Certain of our senior principals, including Messrs. Kravis and Roberts, own aircraft that we use for business purposes in the ordinary course of our operations. These senior principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. We paid $5.2 million for the use of these aircraft during the year ended December 31, 2010, of which $4.9 million was paid to entities collectively controlled by Messrs. Kravis and Roberts.

Side-By-Side and Other Investments

        Because fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our private equity fund documents generally require the general partners of our private equity funds to make minimum capital commitments to the funds. The amount of these commitments, which are negotiated by fund investors, generally range from 2% to 4% of a fund's total capital commitments at final closing. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and acquires a capital interest in the investment that is not subject to a carried interest. Historically, these capital contributions have been funded with cash from operations that otherwise would be distributed to our principals and by our principals.

        In connection with the Reorganization Transactions, we did not acquire capital interests in investments that were funded by our principals or others involved in our business prior to the Transactions. Rather, those capital interests were allocated to our principals or others involved in our business and are reflected in our financial statements as noncontrolling interests in consolidated entities to the extent that we hold the general partner interest in the fund. Any capital contributions that our private equity fund general partners are required to make to a fund will be funded by us and we will be entitled to receive our allocable share of the returns thereon.

        In addition, our principals and certain other qualifying employees are permitted to invest and have invested their own capital in side-by-side investments with our funds. Side-by-side investments are investments made on the same terms and conditions as those available to the applicable fund, except that these side-by-side investments are not subject to management fees or a carried interest. The cash invested by our executive officers and their investment vehicles aggregated to $12.3 million for the year ended December 31, 2010, of which $4.3 million, $5.8 million, $1.5 million and $0.7 million was invested by Messrs. Kravis, Roberts Fisher, and Janetschek, respectively. Mr. Sorkin had invested a de minimis amount in such investments for the year ended December 31, 2010. These investments are not included in the accompanying consolidated and combined financial statements.

Indemnification of Directors, Officers and Others

        Under our partnership agreement, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: our Managing Partner; any departing Managing Partner; any person who is or was an affiliate of our Managing Partner or any departing Managing Partner; any person who is or was a member, partner, tax matters partner, officer, director, employee, agent, fiduciary or trustee of our partnership or our subsidiaries, the general partner or any departing general partner or any affiliate of us or our subsidiaries, our Managing Partner or any departing Managing Partner; any person who is or was serving at the request of a Managing Partner or any departing Managing Partner or any affiliate of a Managing Partner or any departing Managing Partner as an officer, director, employee, member, partner, agent, fiduciary or trustee of another person; or any person designated by our Managing Partner. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, our Managing Partner will not be personally liable for, or have any obligation to contribute or loan funds or assets to us to enable us to effectuate, indemnification. The indemnification of the persons described above shall be secondary to any indemnification such person is entitled from another person or the relevant KKR fund to the extent applicable. We may purchase insurance against liabilities asserted against and expenses incurred by persons in connection with our activities, regardless of whether we would have the power to indemnify the person against liabilities under our partnership agreement.

        Each member of the board of directors (each an "Indemnitee") has entered into an indemnification agreement with the Managing Partner and us. Each indemnification agreement provides that the Indemnitee, subject to the limitations set forth in each indemnification agreement, shall be indemnified and held harmless by the Managing Partner on an after tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, and whether formal or informal and including appeals, in which the Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of being or having been or having agreed to serve as a member of the board of directors, or while serving as a member of the board of directors, being or having been serving or having agreed to serve at the request of the Managing Partner as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise, whether arising from acts or omissions to act occurring on, before or after the date of such indemnification agreement. Each indemnification agreement provides that the Indemnitee shall not be indemnified and held harmless if there has been a final and non-appealable judgment entered by an arbitral tribunal or court of competent jurisdiction determining that, in respect of the matter for which the Indemnitee is seeking indemnification pursuant to the indemnification agreement, the Indemnitee acted in bad faith or engaged in fraud or willful misconduct.

Guarantee of Contingent Obligations to Fund Partners; Indemnification

        The partnership documents governing our private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. Under a "clawback" provision, upon the liquidation of a fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. Excluding carried interest received by the general partners of our 1996 Fund (which was not contributed to us in the Transactions), as of December 31, 2010, the amount of carried interest we have received that is subject to this clawback obligation was $61.5 million, assuming that all applicable private equity funds were liquidated at their December 31, 2010 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $697.0 million. Under a "net loss sharing provision," upon the liquidation of a fund, the general partner is required to contribute capital to the fund, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of December 31, 2010, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the contingent repayment obligation in connection with the net loss sharing provision as of December 31, 2010 would have been approximately $1,094.0 million.

        Prior to the Transactions, certain of our principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the Transactions require that our principals remain responsible for clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million.

        Carry distributions arising subsequent to the Transactions may give rise to clawback obligations that may be allocated generally to carry pool participants and the Combined Business in accordance with the terms of the instruments governing the KKR Group Partnerships. Unlike the "clawback" provisions, the Combined Business will be responsible for any amounts due under net loss sharing arrangements and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts.

Facilities

        Certain of our senior principals are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $6.4 million for the year ended December 31, 2010.

Confidentiality and Restrictive Covenant Agreements

        Our principals have entered into confidentiality and restrictive covenant agreements that include prohibitions on our principals competing with us or soliciting certain investors or senior-level employees of our firm and specified subsidiaries and affiliates during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010—Terms of Confidentiality and Restrictive Covenant Agreements."

Statement of Policy Regarding Transactions with Related Persons

        The board of directors of our Managing Partner adopted a written statement of policy for our partnership regarding transactions with related persons, which we refer to as our related person policy. Our related person policy requires that a "related person" (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel or other designated person any "related person transaction" (defined as any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, including, without limitation, any loan, guarantee of indebtedness, transfer or lease of real estate, or use of company property) that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Those individuals will then communicate that information to the board of directors of our Managing Partner. No related person transaction will be consummated without the approval or ratification of a committee of the board consisting exclusively of disinterested directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest. All transactions entered into prior to July 14, 2010 were not approved in accordance with this policy as they were entered into prior to the date of adoption of the policy. All side-by-side and other investments described in this section are pre-approved in accordance with the terms of the policy.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the year ended December 31, 2010.

Year Ended December 31, 2010
($ in thousands)
Audit Fees(a)	$9,624
Audit-Related Fees(b)	$11,335
Tax Fees(c)	$17,453

(a)
Audit Fees consisted of fees for (1) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services related to, or required by, statute or regulation; (2) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; and (3) comfort letters, consents and other services related to SEC and other regulatory filings.

(b)
Audit-Related Fees primarily included merger, acquisition, and investment due diligence services for strategic acquisitions or investments in target companies. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company's management and are not included in the amounts presented here.

(c)
Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

        Our audit committee charter, which is available on our website at www.kkr.com under "Investor Relations", requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, and Tax categories above were approved by the audit committee.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this annual report.

1.
Financial Statements

        See Item 8 above.

2.
Financial Statement Schedules:

  Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3.
Exhibits:

2.1	Amended and Restated Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) (the "Registration Statement") filed on March 12, 2010).
2.2	Amended and Restated Investment Agreement (incorporated by reference to Exhibit 2.1 of the Registration Statement).
3.1	Certificate of Limited Partnership of the Registrant (incorporated by reference to Exhibit 3.1 of the Registration Statement).
3.2	Amended and Restated Limited Partnership Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
3.3	Certificate of Formation of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement).
3.4
Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
4.1
Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).
4.2
First Supplemental Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).
4.3	Form of 6.375% Senior Note due 2020 (included in Exhibit 4.2 hereto).
10.1	Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Registration Statement).
10.2	Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. (incorporated by reference to Exhibit 10.2 of the Registration Statement).
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.4	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registration Statement).
10.5		Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.6		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).
10.7
Amended and Restated Credit Agreement, dated as of February 22, 2011, among Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., the other Borrowers from time to time party thereto, the Lenders from time to time party thereto, HSBC Securities (USA) Inc., as Arranger, and HSBC Bank plc, as Administrative Agent (the "Corporate Credit Agreement").
10.8
Loan Party Guaranty, dated as of February 22, 2011, made by KKR Associates Millennium L.P., KKR Associates Millennium (Overseas), Limited Partnership, KKR Associates Europe, Limited Partnership, KKR Associates Europe II, Limited Partnership, KKR Associates 2006 L.P., KKR Associates 2006 (Overseas), Limited Partnership, KKR Associates Asia L.P., KKR Associates Europe III, Limited Partnership, KKR Associates E2 L.P., KKR Associates China Growth L.P., KKR & Co. L.P. and KKR Group Finance Co. LLC in favor of HSBC Bank plc, as administrative agent under the Corporate Credit Agreement.
10.9
Revolving Credit Agreement dated as of June 11, 2007 among KKR PEI Investments, L.P., as Borrower, the lenders party thereto, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Goldman Sachs Credit Partners, L.P. and Morgan Stanley Bank as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.8 of the Registration Statement).
10.10
Amendment No. 1 to Revolving Credit Agreement dated as of August 14, 2009 among KKR PEI Investments, L.P., as Borrower, the lenders party thereto, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Goldman Sachs Credit Partners, L.P. and Morgan Stanley Bank as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.11 of the Registration Statement).
10.11	*	Form of Confidentiality and Restrictive Covenant Agreement (Senior Principals) (incorporated by reference to Exhibit 10.9 of the Registration Statement).
10.12	*	Form of Confidentiality and Restrictive Covenant Agreement (Founders) (incorporated by reference to Exhibit 10.10 of the Registration Statement).
10.13	*
Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.14	*
Form of Restricted Equity Unit Award Agreement of KKR & Co. L.P. (Independent Directors) (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on November 9, 2010).
10.15	*	Independent Director Compensation Program
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. L.P.
23.2		Consent of Thomas M. Schoewe to be named as a person chosen to become a director.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

*
Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2011

KKR & Co. L.P.
By:	KKR Management LLC, its general partner
/s/ WILLIAM J. JANETSCHEK Name: William J. Janetschek
Title: Chief Financial Officer

        Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 7th day of March, 2011.

Signature	Title

/s/ HENRY R. KRAVIS Henry R. Kravis	Co-Chairman and Co-Chief Executive Officer (principal executive officer) of KKR Management LLC
/s/ GEORGE R. ROBERTS George R. Roberts	Co-Chairman and Co-Chief Executive Officer (principal executive officer) of KKR Management LLC
/s/ JOSEPH A. GRUNDFEST Joseph A. Grundfest	Director of KKR Management LLC
/s/ DIETER RAMPL Dieter Rampl	Director of KKR Management LLC
/s/ ROBERT W. SCULLY Robert W. Scully	Director of KKR Management LLC
/s/ WILLIAM J. JANETSCHEK William J. Janetschek	Chief Financial Officer (principal financial and accounting officer) of KKR Management LLC

EXHIBIT INDEX

Exhibit Index
2.1		Amended and Restated Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) (the "Registration Statement") filed on March 12, 2010).
2.2		Amended and Restated Investment Agreement (incorporated by reference to Exhibit 2.1 of the Registration Statement).
3.1		Certificate of Limited Partnership of the Registrant (incorporated by reference to Exhibit 3.1 of the Registration Statement).
3.2		Amended and Restated Limited Partnership Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
3.3		Certificate of Formation of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement).
3.4
Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
4.1
Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).
4.2
First Supplemental Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).
4.3		Form of 6.375% Senior Note due 2020 (included in Exhibit 4.2 hereto).
10.1		Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Registration Statement).
10.2		Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. (incorporated by reference to Exhibit 10.2 of the Registration Statement).
10.3		Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.4	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registration Statement).
10.5		Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.6		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).

Exhibit Index
10.7		Amended and Restated Credit Agreement, dated as of February 22, 2011, among Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., the other Borrowers from time to time party thereto, the Lenders from time to time party thereto, HSBC Securities (USA) Inc., as Arranger, and HSBC Bank plc, as Administrative Agent (the "Corporate Credit Agreement").
10.8
Loan Party Guaranty, dated as of February 22, 2011, made by KKR Associates Millennium L.P., KKR Associates Millennium (Overseas), Limited Partnership, KKR Associates Europe, Limited Partnership, KKR Associates Europe II, Limited Partnership, KKR Associates 2006 L.P., KKR Associates 2006 (Overseas), Limited Partnership, KKR Associates Asia L.P., KKR Associates Europe III, Limited Partnership, KKR Associates E2 L.P., KKR Associates China Growth L.P., KKR & Co. L.P. and KKR Group Finance Co. LLC in favor of HSBC Bank plc, as administrative agent under the Corporate Credit Agreement.
10.9
Revolving Credit Agreement dated as of June 11, 2007 among KKR PEI Investments, L.P., as Borrower, the lenders party thereto, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Goldman Sachs Credit Partners, L.P. and Morgan Stanley Bank as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.8 of the Registration Statement).
10.10
Amendment No. 1 to Revolving Credit Agreement dated as of August 14, 2009 among KKR PEI Investments, L.P., as Borrower, the lenders party thereto, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Goldman Sachs Credit Partners, L.P. and Morgan Stanley Bank as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.11 of the Registration Statement).
10.11	*	Form of Confidentiality and Restrictive Covenant Agreement (Senior Principals) (incorporated by reference to Exhibit 10.9 of the Registration Statement).
10.12	*	Form of Confidentiality and Restrictive Covenant Agreement (Founders) (incorporated by reference to Exhibit 10.10 of the Registration Statement).
10.13	*
Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.14	*
Form of Restricted Equity Unit Award Agreement of KKR & Co. L.P. (Independent Directors) (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on November 9, 2010).
10.15	*	Independent Director Compensation Program
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. L.P.
23.2		Consent of Thomas M. Schoewe to be named as a person chosen to become a director
31.1
Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Index
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

*
Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.