Form 10-Q
period 2011-03-31
KKR & Co. L.P.
filed 2011-05-05
CIK 1404912

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
Or
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

        As of April 30, 2011, there were 216,317,787 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q
For the Quarter Ended March 31, 2011

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

        In this report, references to "KKR," "we," "us," "our" and "our partnership" refer to KKR & Co. L.P. and its consolidated subsidiaries. Prior to KKR & Co. L.P. becoming listed on the New York Stock Exchange ("NYSE") on July 15, 2010, KKR Group Holdings L.P. consolidated the financial results of KKR Management Holdings L.P. and KKR Fund Holdings L.P. (together, the "KKR Group Partnerships") and their consolidated subsidiaries.

        References to "our Managing Partner" are to KKR Management LLC, which acts as our general partner and unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals in respect of the carried interest from in KKR's business as part of our "carry pool" and certain minority interests. References to our "principals" are to our senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings L.P., which we refer to as "KKR Holdings" and references to our "senior principals" are to principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors.

        In this report, the terms "assets under management" or "AUM" represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR's co-investment vehicles; (iii) the net asset value of certain of KKR's fixed income products; and (iv) the value of outstanding structured finance vehicles. KKR's definition of AUM is not based on any definition of AUM that is set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory requirements.

        In this report, the terms "fee paying assets under management" or "FPAUM" represent only those assets under management from which KKR receives fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest); and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

        In this report, the terms "fee related earnings" or "FRE" is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent U.S. GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees

ii

and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non-recurring items.

        In this report, the terms "economic net income" or "ENI" is a measure of profitability for KKR's reportable segments and is comprised of: (i) FRE; plus (ii) segment investment income, which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR's segments held by third parties. ENI differs from net income on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income relating to noncontrolling interests; and (iii) the exclusion of income taxes.

        You should note that our calculations of AUM, FPAUM, FRE and ENI may differ from the calculations of other investment managers and, as a result, our measurements of AUM, FPAUM, FRE and ENI may not be comparable to similar measures presented by other investment managers.

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

iii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	March 31, 2011	December 31, 2010
Assets
Cash and Cash Equivalents	$1,047,548	$738,693
Cash and Cash Equivalents Held at Consolidated Entities	232,220	695,902
Restricted Cash and Cash Equivalents	90,243	60,482
Investments	38,032,175	36,449,770
Due from Affiliates	149,292	136,556
Other Assets	320,052	309,754

Total Assets	$39,871,530	$38,391,157

Liabilities and Equity
Debt Obligations	$1,487,012	$1,486,960
Due to Affiliates	28,175	18,047
Accounts Payable, Accrued Expenses and Other Liabilities	1,057,947	886,108

Total Liabilities	2,573,134	2,391,115

Commitments and Contingencies
Equity
KKR & Co. L.P. Partners' Capital (216,317,787 and 212,770,091 common units issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	1,458,392	1,324,530
Accumulated Other Comprehensive Income	2,652	1,963

Total KKR & Co. L.P. Partners' Capital	1,461,044	1,326,493
Noncontrolling Interests in Consolidated Entities	31,149,784	30,327,161
Noncontrolling Interests held by KKR Holdings L.P.	4,687,568	4,346,388

Total Equity	37,298,396	36,000,042

Total Liabilities and Equity	$39,871,530	$38,391,157

See notes to Condensed Consolidated Financial Statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2011	2010
Revenues
Fees	$231,843	$106,031

Expenses
Compensation and Benefits	356,554	365,531
Occupancy and Related Charges	12,554	9,685
General and Administrative	45,121	77,724
Fund Expenses	9,523	10,368

Total Expenses	423,752	463,308

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,487,209	2,286,553
Dividend Income	4,808	442,907
Interest Income	65,368	48,303
Interest Expense	(17,252)	(13,827)

Total Investment Income (Loss)	2,540,133	2,763,936

Income (Loss) Before Taxes	2,348,224	2,406,659
Income Taxes	30,783	13,452

Net Income (Loss)	2,317,441	2,393,207
Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	1,748,972	1,987,130
Less: Net Income (Loss) Attributable to Noncontrolling Interests held by KKR Holdings L.P.	408,904	292,241

Net Income (Loss) Attributable to KKR & Co. L.P.	$159,565	$113,836

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.75	$0.56
Diluted	$0.75	$0.56
Weighted Average Common Units Outstanding
Basic	213,479,630	204,902,226
Diluted	213,509,630	204,902,226

See notes to Condensed Consolidated Financial Statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests held by KKR Holdings L.P.	Total Comprehensive Income	Total Equity
Balance at January 1, 2011	212,770,091	$1,324,530	$1,963	$30,327,161	$4,346,388		$36,000,042

Comprehensive Income:
Net Income (Loss)		159,565	—	1,748,972	408,904	2,317,441	2,317,441
Other Comprehensive Income—Currency Translation Adjustment		—	659	33	1,180	1,872	1,872

Total Comprehensive Income						$2,319,313	2,319,313

Contribution of Net Assets of previously Unconsolidated Entities		—	—	69,600	—		69,600

Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	3,547,696	36,097	30	—	(36,127)		—

Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		203	—	—	—		203

Equity-based Payments		—	—	—	141,982		141,982

Capital Contributions		—	—	1,237,989	2,680		1,240,669

Capital Distributions		(62,003)	—	(2,233,971)	(177,439)		(2,473,413)

Balance at March 31, 2011	216,317,787	$1,458,392	$2,652	$31,149,784	$4,687,568		$37,298,396

See notes to Condensed Consolidated Financial Statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$2,317,441	$2,393,207
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used)by Operating Activities:
Non-Cash Equity-based Payments	141,982	252,759
Net Realized (Gains) Losses on Investments	(1,514,858)	(230,215)
Change in Unrealized (Gains) Losses on Investments	(972,351)	(2,056,338)
Other Non-Cash Amounts	(9,962)	(6,271)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	476,607	(117,855)
Change in Due from / (to) Affiliates	(6,068)	(116,742)
Change in Other Assets	(248)	(23,847)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	111,876	82,643
Investments Purchased	(1,988,018)	(1,406,079)
Cash Proceeds from Sale of Investments	3,023,861	1,411,006

Net Cash Provided (Used) by Operating Activities	1,580,262	182,268

Cash Flows from Investing Activities
Change in Restricted Cash and Cash Equivalents	(29,761)	30,893
Purchase of Furniture, Equipment and Leasehold Improvements	(348)	(3,078)

Net Cash Provided (Used) by Investing Activities	(30,109)	27,815

Cash Flows from Financing Activities
Distributions to Noncontrolling Interests in Consolidated Entities	(2,233,971)	(822,644)
Contributions from Noncontrolling Interests in Consolidated Entities	1,237,989	1,474,226
Distributions to KKR Holdings L.P.	(177,439)	(55,579)
Contributions from KKR Holdings L.P.	2,680	987
Distributions to Partners	(62,003)	(21,768)
Proceeds from Debt Obligations	—	97,486
Repayment of Debt Obligations	—	(825,592)
Deferred Financing Cost Incurred	(8,554)	—

Net Cash Provided (Used) by Financing Activities	(1,241,298)	(152,884)

Net Change in Cash and Cash Equivalents	308,855	57,199
Cash and Cash Equivalents, Beginning of Period	738,693	546,739

Cash and Cash Equivalents, End of Period	$1,047,548	$603,938

See notes to Condensed Consolidated Financial Statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(Amounts in Thousands)

	Three Months Ended March 31,
	2011	2010
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$14,777	$50,120
Payments for Income Taxes	$23,553	$18,216
Supplemental Disclosures of Non-Cash Activities
Non-Cash Contributions of Equity Based Compensation from KKR Holdings L.P.	$141,982	$252,759
Restricted Stock Grant from Affiliate	$2,358	$—
Proceeds Due from Unsettled Investment Sales	$51,081	$21,546
Unsettled Purchase of Investments	$18,392	$36,221
Change in Contingent Carried Interest Repayment Guarantee	$—	$(19,157)
Unrealized Gains (Losses) on Foreign Exchange on Debt Obligations	$—	$5,073
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents Held at Consolidated Entities	$1,421	$(1,021)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$36,127	$—
Net Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units including the effect of the tax receivable agreement	$203	$—
Contribution of Net Assets of previously Unconsolidated Entities
Investments	$57,722	$—
Cash and Cash Equivalents Held at Consolidated Entities	$11,504	$—
Due from Affiliates	$4,244	$—
Other Assets	$4,164	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$8,034	$—

See notes to Condensed Consolidated Financial Statements.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION

        KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries ("KKR"), is a leading global investment firm that offers a broad range of investment management services to investors and provides capital markets services for the firm, its portfolio companies and clients. Led by Henry Kravis and George Roberts, KKR conducts business through 14 offices around the world, which provides a global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR operates as a single professional services firm and carries out its investment activities under the KKR brand name.

        KKR & Co. L.P. was formed as a Delaware limited partnership on June 25, 2007 and its general partner is KKR Management LLC (the "Managing Partner"). KKR & Co. L.P. is the parent company of KKR Group Limited, which is the non-economic general partner of KKR Group Holdings L.P. ("Group Holdings"), and KKR & Co. L.P. is the sole limited partner of Group Holdings. Group Holdings holds a controlling economic interest in each of (i) KKR Management Holdings L.P. ("Management Holdings") through KKR Management Holdings Corp., a Delaware corporation which is a domestic corporation for U.S. federal income tax purposes, and (ii) KKR Fund Holdings L.P. ("Fund Holdings" and together with Management Holdings, the "KKR Group Partnerships") directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company which is a disregarded entity for U.S federal income tax purposes. Group Holdings also owns certain economic interests in Management Holdings through a wholly owned Delaware corporate subsidiary of KKR Management Holdings Corp. and certain economic interests in Fund Holdings through a Delaware partnership of which Group Holdings is the general partner with a 99% economic interest and KKR Management Holdings Corp. is a limited partner with a 1% economic interest. KKR & Co. L.P., through its controlling equity interests in the KKR Group Partnerships, is the holding partnership for the KKR business.

        KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds KKR Group Partnership Units ("KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR's principals through KKR Holdings L.P. ("KKR Holdings"). As of March 31, 2011, KKR & Co. L.P. owned 31.7% of the KKR Group Partnership Units and KKR's principals owned 68.3% of the KKR Group Partnership Units through KKR Holdings. From time to time, the percentage ownership in the KKR Group Partnerships will change as KKR Holdings and/or principals exchange KKR Group Partnership Units for KKR & Co. L.P. common units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the KKR & Co. L.P.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

        KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries. KKR Holdings' ownership interest in the KKR Group Partnerships is reflected as noncontrolling interests held by KKR Holdings in the accompanying condensed consolidated financial statements.

        References in the accompanying condensed consolidated financial statements to KKR's "principals" are to KKR's senior executives and non-employee operating consultants who hold interests in KKR's business through KKR Holdings, including those principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors (the "Senior Principals").

Use of Estimates

        The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of fees, expenses and investment income during the reporting periods. Such estimates include but are not limited to the valuation of investments and financial instruments. Actual results could differ from those estimates and such differences could be material to the financial statements.

Consolidation

General

        KKR consolidates (i) those entities in which it holds a majority voting interest or has majority ownership and control over significant operating, financial and investing decisions of the entity, including those private equity, fixed income, and capital solution oriented funds and their respective consolidated funds (the "KKR Funds") in which the general partner is presumed to have control, or (ii) entities determined to be variable interest entities ("VIEs") for which it is considered the primary beneficiary.

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

        The KKR Funds are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds. KKR's condensed consolidated financial statements reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated KKR Funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors,

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are attributed to noncontrolling interests in consolidated entities in the accompanying condensed consolidated financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR's attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners' capital.

        The KKR Funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments in portfolio companies ("Portfolio Companies"). Rather, KKR reflects their investments in Portfolio Companies at fair value as described below.

        All intercompany transactions and balances have been eliminated.

Variable Interest Entities

        KKR consolidates all VIEs in which it is considered the primary beneficiary. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest under GAAP. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The consolidation rules which were revised effective January 1, 2010 require an analysis to (a) determine whether an entity in which KKR has a variable interest is a variable interest entity and (b) whether KKR's involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests unrelated to the holding of equity interests, would give it a controlling financial interest under GAAP. Performance of that analysis requires the exercise of judgment. Where KKR has an interest in an entity that has qualified for the deferral of the consolidation rules, the analysis is based on consolidation rules prior to January 1, 2010. These rules require an analysis to (a) determine whether an entity in which KKR has a variable interest is a variable interest entity and (b) whether KKR's involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests would be expected to absorb a majority of the variability of the entity. Under both guidelines, KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether KKR is the primary beneficiary, KKR evaluates its economic interests in the entity held either directly by KKR or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that KKR is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by KKR, affiliates of KKR or third parties) or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, KKR assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly. KKR's accounting conclusion under the existing consolidation rules determined that effective January 1, 2011, KKR became the primary beneficiary of certain entities and consolidated such entities that were previously unconsolidated.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of March 31, 2011 and December 31, 2010, the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2011	December 31, 2010
Investments	$42,600	$35,867
Due from Affiliates	5,314	3,225

Maximum Exposure to Loss	$47,914	$39,092

        For those unconsolidated VIEs that are funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. As of March 31, 2011 and December 31, 2010, KKR did not provide any support other than its obligated amount.

        KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. Accordingly, disaggregation of KKR's involvement with VIEs would not provide more useful information.

Fair Value Measurements

        Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). KKR measures and reports its investments and other financial instruments at fair value.

        KKR has categorized and disclosed its investments and other financial instruments measured and reported at fair value based on the hierarchical levels as defined within GAAP. GAAP establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type and the characteristics specific to the asset or liability. Investments and other financial instruments for which fair value can be measured from quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

          Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is generally determined through the use of models or other valuation methodologies. Investments which are included in this category generally include corporate credit investments, convertible debt securities indexed to

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  publicly-listed securities, corporate credit securities sold, but not yet purchased and certain over-the-counter derivatives.

          Level III—Pricing inputs are unobservable for the asset or liability and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private Portfolio Companies held directly through the KKR Funds.

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

        In cases where an investment or financials instrument is measured and reported at fair value is transferred into or out of Level III of the fair value hierarchy, KKR accounts for the transfer at the end of the reporting period.

        For certain investments, KKR has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and certain investments in debt and equity securities, that otherwise would not have been carried at fair value, with gains and losses recorded in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Loans, debt and equity securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity and fixed income investments. Interest income on interest bearing loans and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. See Note 5 "Fair Value Measurements".

        The carrying amount of cash and cash equivalents, cash and cash equivalents held at consolidated entities, restricted cash and cash equivalents, due from / to affiliates, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. KKR's debt obligations except for KKR's Senior Notes (See Note 8) bear interest at floating rates and therefore fair value approximates carrying value.

Investments

        Investments consist primarily of private equity, fixed income, and other investments. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, "Investments."

Private Equity

        Private equity investments consist primarily of investments in Portfolio Companies of KKR Funds and other investment vehicles. The KKR Funds and other investment vehicles reflect investments at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations.

        Private equity investments that have readily observable market prices (such as those traded on a securities exchange) are stated at the last quoted sales price as of the reporting date.

        The determination of fair value for those investments that do not have a readily observable market price may differ materially from the values that would have resulted if a ready market had existed. For these investments, KKR generally uses a market approach and an income (discounted cash flow) approach when determining fair value. Management considers various internal and external factors when applying these approaches, including the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparable securities, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

        Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations.

Fixed Income

        Fixed income investments consist of investments in high yield bonds, syndicated bank loans, and interests in collateralized loan obligations. These investments are valued at the mean of the "bid" and "asked" prices obtained from third party pricing services. In the event that third party pricing service quotations are unavailable, values are obtained from dealers or market makers, and where those values are not available, fixed income investments are valued by KKR or KKR may engage a third party valuation firm to assist in such valuations.

Derivatives

        Derivative financial instruments include foreign currency forward and options contracts, total rate of return swap contracts and credit default swap contracts. All derivatives are recognized as either assets or liabilities in the condensed consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.

Noncontrolling Interests

Noncontrolling Interests in Consolidated Entities

        Net income (loss) attributable to noncontrolling interests in consolidated entities represents the ownership interests that third parties hold in entities that are consolidated in the financial statements.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allocable share of income and expense attributable to those interests are accounted for as net income (loss) attributable to noncontrolling interests in consolidated entities.

Noncontrolling Interests held by KKR Holdings

        Noncontrolling interests attributable to KKR Holdings include KKR's principals' economic interests in the KKR Group Partnership Units. KKR's principals receive financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These profit based cash amounts are not paid by KKR and are borne by KKR Holdings.

        Income of KKR after allocation to controlling interests in consolidated entities, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, who are the equity holders of the KKR Group Partnerships during the period. However, the contribution of certain expenses borne entirely by KKR Holdings as well as the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units results in the equity allocations shown in the condensed consolidated statement of changes in equity to differ from the pro rata split of net assets and liabilities.

Fees

        Fees consist primarily of (i) monitoring, consulting and transaction fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance vehicles, and separately managed accounts, and (iii) fees from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized in the period during which the related services are performed.

        For the three months ended March 31, 2011 and 2010, fees consisted of the following:

	Three Months Ended March 31,
	2011	2010
Monitoring and Consulting Fees	$113,744	$25,336
Transaction Fees	86,665	51,794
Management Fees	19,421	16,401
Incentive Fees	12,013	12,500

Total Fee Income	$231,843	$106,031

Monitoring and Consulting Fees

        Monitoring fees are earned by KKR for services provided to Portfolio Companies and are recognized as services are rendered. These fees are paid based on a fixed periodic schedule by the Portfolio Companies either in advance or in arrears and are separately negotiated for each Portfolio Company. Monitoring fees amounted to $90,427 and $22,244 for the three months ended March 31,

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2011 and 2010, respectively. In connection with the monitoring of Portfolio Companies and certain unconsolidated funds, KKR receives reimbursement for certain expenses incurred on behalf of these entities. Costs incurred in monitoring these entities are classified as general, administrative and other expenses and reimbursements of such costs are classified as monitoring fees. These reimbursements amounted to $10,602 and $3,092 for the three months ended March 31, 2011 and 2010, respectively.

        Consulting fees are earned by certain consolidated entities for other consulting services provided to Portfolio Companies and other companies and are recognized as the services are rendered. These fees are separately negotiated with each company for which services are provided.

Transaction Fees

        Transaction fees are earned by KKR primarily in connection with successful private equity and other investment transactions and capital markets activities. Transaction fees are recognized upon closing of the transaction. Fees are typically paid on or around the closing of a transaction. In connection with pursuing successful Portfolio Company investments, KKR receives reimbursement for certain transaction-related expenses. Transaction-related expenses, which are reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Other Assets on the condensed consolidated statements of financial condition on the date incurred. The costs of successfully completed transactions are borne by the KKR Funds and included as a component of the investment's cost basis. Subsequent to closing, investments are recorded at fair value each reporting period as described in the section above titled Investments. Upon reimbursement from a third party, the cash receipt is recorded and the deferred amounts are relieved. No fees or expenses are recorded for these reimbursements.

Management Fees

        Management fees are earned by KKR for management services provided to private equity funds, fixed income funds, capital solution oriented funds, structured finance vehicles, separately managed accounts and a specialty finance company which are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement. Management fees earned from private equity funds and certain investment vehicles are based upon a percentage of capital committed during the investment period, and thereafter based on remaining invested capital. For certain other investment vehicles, structured finance vehicles, separately managed accounts and a specialty finance vehicle, management fees are recognized in the period during which the related services are performed and are based upon the net asset value, gross assets or as otherwise defined in the respective agreements.

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Incentive Fees

        KKR's management agreement with a specialty finance company entitles KKR to quarterly incentive fees. The incentive fees are calculated and paid quarterly in arrears and are not subject to any hurdle or clawback provisions. The management agreement with the specialty finance company was renewed on January 1, 2011 and will automatically be renewed for successive one-year terms following December 31, 2011 unless the agreement is terminated in accordance with its terms.

Compensation and Benefits

        Compensation and Benefits expense includes cash compensation consisting of salaries, bonuses, and benefits. In addition, Compensation and Benefits expense also includes: (i) equity-based payment charges associated with the vesting of KKR Holdings units; (ii) equity-based payment charges associated with the vesting of restricted equity units; and (iii) carry pool allocations.

        All KKR principals and other employees of certain consolidated entities receive a base salary that is paid by KKR, or its consolidated entities, and is accounted for as Compensation and Benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are funded by KKR and certain consolidated entities and result in customary Compensation and Benefits expense, cash bonuses that are paid to certain of KKR's most senior employees are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested units in KKR Holdings, this excess is funded by KKR Holdings and reflected in Compensation and Benefits in the condensed consolidated statements of operations.

        Further disclosure regarding equity-based payments is presented in Note 10 "Equity-based Payments."

Carried Interests

        Carried interests entitle the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interests are included as investment income in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations and are earned by the general partner of those funds to the extent that cumulative investment returns are positive. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reduced and reflected as investment losses. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR's private equity funds, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. Carried interest recognized amounted to approximately $332.1 million and $323.2 million for the three months ended March 31, 2011 and 2010, respectively.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The agreements governing KKR's private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. See Note 13 "Commitments and Contingencies".

Exchange Agreement

        The exchange agreement provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. L.P. common units.

Tax Receivable Agreement

        Certain exchanges of KKR Group Partnership Units from KKR Holdings or transferees of its KKR Group Partnership Units pursuant to KKR's exchange agreement is expected to result in an increase in Management Holdings Corp.'s and its corporate subsidiaries share of the tax basis of the tangible and intangible assets of Management Holdings, a portion is attributable to the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and therefore reduce the amount of income tax that our intermediate holding companies would otherwise be required to pay in the future. KKR & Co. L.P. entered into a tax receivable agreement with KKR Holdings pursuant to which our intermediate holding companies will be required to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to payments under the tax receivable agreement. Although KKR is not aware of any issue that would cause the IRS to challenge a tax basis increase, neither KKR Holdings nor its transferees will reimburse KKR for any payments previously made under the tax receivable agreement if such tax basis increase, or the benefits of such increases, were successfully challenged. No payments have been made under the tax receivable agreement for the three months ended March 31, 2011.

        KKR will record any changes in basis as a deferred tax asset and the liability for any corresponding payments as amounts due to affiliates, with a corresponding net adjustment to equity at the time of exchange. KKR will record any benefit of the reduced income tax our intermediate holding company may recognize as such benefit is recognized.

Recently Issued Accounting Pronouncements

        During the three months ended March 31, 2011, there were no recently issued accounting pronouncements that were applicable and adopted by KKR.

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES

        Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations consist primarily of the realized and unrealized gains and losses on investments (including foreign exchange gains and losses attributable to foreign denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES (Continued)

investment, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

        The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Realized Gains (Losses)	Net Unrealized Gains (Losses)	Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity(a)	$1,477,472	$1,035,588	$214,516	$1,880,608
Fixed Income and Other(a)	35,437	35,755	22,438	47,393
Foreign Exchange Contracts(b)	7,887	(93,986)	1,154	151,148
Foreign Currency Options(b)	—	(8,259)	—	(6,715)
Call Options Written(b)	(112)	(499)	11	20
Securities Sold Short(b)	(7,247)	3,752	(4,768)	(4,147)
Other Derivative Liabilities(b)	—	—	(2,115)	2,115
Contingent Carried Interest Repayment Guarantee(c)	—	—	—	(19,157)
Debt Obligations(d)	—	—	—	5,073
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents held at Consolidated Entities(e)	1,421	—	(1,021)	—

Total Net Gains (Losses) from Investment Activities	$1,514,858	$972,351	$230,215	$2,056,338

(a)
See Note 4 "Investments".

(b)
See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities".

(c)
See Note 13 "Commitments and Contingencies".

(d)
See Note 8 "Debt Obligations".

(e)
See Statement of Cash Flows Supplemental Disclosures.

4. INVESTMENTS

        Investments consist of the following:

	Fair Value		Cost
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Private Equity	$35,845,471	$34,642,166	$31,451,662	$31,283,226
Fixed Income	1,997,258	1,633,289	1,816,227	1,486,782
Other	189,446	174,315	191,959	174,595

	$38,032,175	$36,449,770	$33,459,848	$32,944,603

        As of March 31, 2011 and December 31, 2010, Investments totaling $5,493,009 and $5,422,172 respectively, were pledged as direct collateral against various financing arrangements. See Note 8 "Debt Obligations."

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS (Continued)

Private Equity

        The following table presents KKR's private equity investments at fair value. The classifications of the private equity investments are based on its primary business and the domiciled location of the business.

	Fair Value		Fair Value as a Percentage of Total
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
North America
Retail	$5,415,455	$5,419,908	15.1%	15.6%
Healthcare	4,717,170	4,163,435	13.2%	12.0%
Financial Services	2,620,696	2,625,310	7.3%	7.6%
Media	1,420,332	1,210,655	4.0%	3.5%
Consumer Products	1,279,284	779,921	3.6%	2.3%
Energy	1,034,571	870,450	2.9%	2.5%
Technology	864,718	899,939	2.4%	2.6%
Education	710,766	710,766	2.0%	2.1%
Chemicals	540,203	426,527	1.5%	1.2%
Hotels/Leisure	—	6,232	0.0%	0.1%

North America Total	18,603,195	17,113,143	52.0%	49.5%

Europe
Healthcare	2,850,376	2,761,078	8.0%	8.0%
Technology	2,561,993	2,281,137	7.1%	6.6%
Manufacturing	2,009,824	2,493,885	5.7%	7.2%
Retail	996,370	1,221,768	2.8%	3.5%
Media	801,474	708,916	2.2%	2.0%
Telecom	801,121	863,195	2.2%	2.5%
Services	310,269	266,063	0.9%	0.8%
Consumer Products	264,392	249,395	0.7%	0.7%
Recycling	231,403	218,277	0.6%	0.6%

Europe Total	10,827,222	11,063,714	30.2%	31.9%

Australia, Asia and Other Locations
Technology	2,535,925	2,852,393	7.1%	8.2%
Consumer Products	1,210,900	1,192,052	3.4%	3.4%
Media	836,471	619,772	2.3%	1.8%
Financial Services	609,734	620,942	1.7%	1.9%
Manufacturing	299,423	297,270	0.8%	0.9%
Services	279,738	286,523	0.8%	0.8%
Telecom	258,894	257,969	0.7%	0.7%
Recycling	214,287	165,399	0.6%	0.5%
Retail	75,119	82,336	0.2%	0.2%
Transportation	52,361	49,391	0.1%	0.1%
Energy	42,202	41,262	0.1%	0.1%

Australia, Asia and Other Locations, Total	6,415,054	6,465,309	17.8%	18.6%

Private Equity Investments	$35,845,471	$34,642,166	100.0%	100.0%

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS (Continued)

        As of March 31, 2011 and December 31, 2010 private equity investments which represented greater than 5% of total private equity investments included:

	Fair Value
	March 31, 2011	December 31, 2010
Dollar General	$3,453,532	3,377,971
HCA	2,853,969	2,429,808
Alliance Boots	2,538,697	2,468,283

	$8,846,198	$8,276,062

        The majority of the securities underlying KKR's private equity investments represent equity securities. As of March 31, 2011 and December 31, 2010, the aggregate amount of investments that were other than equity securities amounted to $1,846,510 and $1,986,160, respectively.

5. FAIR VALUE MEASUREMENTS

        The following tables summarize the valuation of KKR's investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 "Summary of Significant Accounting Policies" as of March 31, 2011 and December 31, 2010.

        Assets, at fair value:

	March 31, 2011
	Level I	Level II	Level III	Total
Private Equity	$13,243,536	$1,908,241	$20,693,694	$35,845,471
Fixed Income	—	1,072,783	924,475	1,997,258
Other	63,056	38,615	87,775	189,446

Total Assets	$13,306,592	$3,019,639	$21,705,944	$38,032,175

	December 31, 2010
	Level I	Level II	Level III	Total
Private Equity	$9,386,259	$2,083,110	$23,172,797	$34,642,166
Fixed Income	—	967,276	666,014	1,633,290
Other	75,596	53,530	45,188	174,314

Total Investments	9,461,855	3,103,916	23,883,999	36,449,770
Foreign Exchange Forward Contracts	—	58,986	—	58,986
Foreign Currency Options	—	1,530	—	1,530

Total Assets	$9,461,855	$3,164,431	$23,884,000	$36,510,286

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

        Liabilities, at fair value:

	March 31, 2011
	Level I	Level II	Level III	Total
Foreign Exchange Forward Contracts	$—	$35,000	$—	$35,000
Foreign Currency Options	—	6,729	—	6,729
Securities Sold, Not Yet Purchased	85,205	2,076	—	87,281
Call Options	15,458	—	—	15,458

Total Liabilities	$100,663	$43,805	$—	$144,468

	December 31, 2010
	Level I	Level II	Level III	Total
Securities Sold, Not Yet Purchased	$89,820	$2,006	$—	$91,826

        Level III investments and other financial instruments by valuation methodology as of March 31, 2011:

	March 31, 2011
	Private Equity	Fixed Income	Other	Total
Third-Party Fund Managers	0.0%	0.5%	0.0%	0.5%
Public/Private Company Comparables and Discounted Cash Flows	95.3%	3.8%	0.4%	99.5%

Total	95.3%	4.3%	0.4%	100.0%

        Changes in private equity, fixed income, and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Private Equity	Fixed Income	Other	Total
Balance, Beginning of Period	$23,172,797	$666,014	$45,188	$23,883,999
Transfers In	—	89,449	—	89,449
Transfers Out	(4,333,220)	—	(3,830)	(4,337,050)
Purchases	790,489	158,334	42,904	991,727
Sales	(818,362)	(15,338)	—	(833,700)
Net Realized Gains (Losses)	574,985	741	—	575,726
Net Unrealized Gains (Losses)	1,307,005	25,275	3,513	1,335,793

Balance, End of Period	$20,693,694	$924,475	$87,775	$21,705,944

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$696,542	$25,470	$3,366	$725,378

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

        The Transfers Out noted in the table above for private equity investments are attributable to certain Portfolio Companies that completed an initial public offering during the period. The Transfers Out noted above for other investments are principally attributable to certain investments that experienced a significant level of market activity during the period and thus were valued using observable inputs.

        The Transfers In noted in the table above are principally attributable to certain corporate credit investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

	Three Months Ended March 31, 2010
	Private Equity	Fixed Income	Other	Total
Balance, Beginning of Period	$19,324,961	$77,640	$14,435	$19,417,036
Transfers In	—	181,846	730	182,576
Transfers Out	—	—	—	—
Purchases	1,010,778	86,588	2,688	1,100,054
Sales	(700,000)	(3,585)	—	(703,585)
Net Realized Gains (Losses)	(1,164)	54	—	(1,110)
Net Unrealized Gains (Losses)	1,155,013	9,839	23,174	1,188,026

Balance, End of Period	$20,789,588	$352,382	$41,027	$21,182,997

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$1,118,849	$12,821	$20,200	$1,154,844

        The Transfers In noted in the table above are principally attributable to certain corporate credit investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

        Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There were no significant transfers between Level I and Level II during the three months ended March 31, 2011 and 2010.

6. EARNINGS PER COMMON UNIT

        Basic earnings per common unit are calculated by dividing Net Income (Loss) Attributable to KKR & Co. L.P. by the total weighted average number of common units outstanding during the period.

        Diluted earnings per common unit is calculated by dividing Net Income (Loss) attributable to KKR & Co. L.P. by the weighted average number of common units outstanding during the period increased to include the number of additional common units that would have been outstanding if the dilutive potential common units had been issued.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

6. EARNINGS PER COMMON UNIT (Continued)

        For the three months ended March 31, 2011 and 2010, basic and diluted earnings per common unit were calculated as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Basic	Diluted	Basic	Diluted
Net Income (Loss) Attributable to KKR & Co. L.P.	$159,565	$159,565	$113,836	$113,836
Net Income Attributable to KKR & Co. L.P. Per Common Unit	$0.75	$0.75	$0.56	$0.56
Total Weighted-Average Common Units Outstanding	213,479,630	213,509,630	204,902,226	204,902,226

        For the three months ended March 31, 2011 and 2010, KKR Holdings units have been excluded from the calculation of diluted earnings per common unit given that the exchange of these units would proportionally increase KKR & Co. L.P.'s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

        For the three months ended March 31, 2011, a total of 30,000 unvested equity awards that have been granted under the KKR & Co. L.P. 2010 Equity Incentive Plan are dilutive and as such have been included in the calculation of diluted earnings per common unit.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Other assets consist of the following:

	March 31, 2011	December 31, 2010
Interest Receivable	$97,631	$83,577
Unsettled Investment Trades(a)	62,357	10,695
Fixed Assets, net(b)	47,654	49,260
Intangible Asset, net(c)	27,152	28,099
Deferred Financing Costs	15,396	8,272
Receivables	11,879	17,787
Prepaid Expenses	7,466	8,473
Deferred Tax Assets	6,940	6,831
Foreign Currency Options(d)	—	1,530
Foreign Exchange Forward Contracts(e)	—	58,986
Other	43,577	36,244

	$320,052	$309,754

(a)
Represents amounts due from third parties for investments sold for which cash has not been received.

(b)
Net of accumulated depreciation and amortization of $75,785 and $72,389 as of March 31, 2011 and December 31, 2010, respectively. Depreciation and amortization

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

  expense totaled $2,670 and $2,438 for the three months ended March 31, 2011 and 2010, respectively.

(c)
Net of accumulated amortization of $10,734 and $9,787 as of March 31, 2011 and December 31, 2010, respectively. Amortization expense totaled $947 for the three months ended March 31, 2011 and 2010, respectively.

(d)
Represents hedging instruments used to manage foreign exchange risk. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost basis for these instruments at December 31, 2010 was $19,705. The fair value of these instruments as of March 31, 2011 was an unrealized loss of $6,729 and was reported in Accounts Payable, Accrued Expenses and Other Liabilities.

(e)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. The fair value of these instruments as of March 31, 2011 was an unrealized loss of $35,000 and was reported in Accounts Payable, Accrued Expenses and Other Liabilities. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

        Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2011	December 31, 2010
Amounts Payable to Carry Pool(a)	$602,784	$520,213
Unsettled Investment Trades(b)	96,089	74,779
Interest Payable	91,560	93,422
Securities Sold, Not Yet Purchased(c)	87,281	91,826
Accrued Compensation and Benefits	47,384	17,480
Foreign Exchange Forward Contracts(d)	35,000	—
Accounts Payable and Accrued Expenses	34,611	51,669
Deferred Tax Liabilities	24,067	31,610
Taxes Payable	9,410	1,787
Foreign Currency Options(e)	6,729	—
Deferred Revenue	7,574	3,322
Call Options Written	15,458	—

	$1,057,947	$886,108

(a)
Represents the amount of carried interest payable to KKR's principals, other professionals and selected other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest. See Note 10 "Equity Based Payments".

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

(b)
Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(c)
Represents securities sold short, which are obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying Statements of Operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost basis for these instruments at March 31, 2011 and December 31, 2010 were $81,156 and $81,949, respectively.

(d)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. The fair value of these instruments as of December 31, 2010 was an unrealized gain of $58,986 and was reported in Other Assets. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

(e)
Represents hedging instruments used to manage foreign exchange risk. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost basis for these instruments at March 31, 2011 was $19,705. The fair value of these instruments as of December 31, 2010 was an unrealized gain of $1,530 and was reported in Other Assets.

8. DEBT OBLIGATIONS

        Debt obligations consist of the following:

	March 31, 2011	December 31, 2010
Investment Financing Arrangements	$988,988	$988,988
Senior Notes	498,024	497,972

	$1,487,012	$1,486,960

Investment Financing Agreements

        Certain of KKR's private equity fund investment vehicles have entered into financing arrangements with major financial institutions in connection with specific private equity investments with the objective of enhancing returns. These financing arrangements are not direct obligations of the general partners of KKR's private equity funds or its management companies. As of March 31, 2011, KKR had made $1,906.3 million in these specific private equity investments of which $989.0 million was funded using these financing arrangements. Total availability under these financing arrangements amounted to $992.9 million as of March 31, 2011. The $989.0 million of financing was structured through various instruments as discussed below.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

        Approximately $796.4 million of the $989.0 million of financing was structured through the use of total return swaps which effectively convert third party capital contributions into borrowings of KKR. Of this total, $171.4 million of the total return swaps mature in May 2011 and October 2012 with the remainder maturing in February 2015. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral plus accrued interest, under the terms of certain of these financing arrangements. As of March 31, 2011, the per annum rates of interest payable for the financings range from three-month LIBOR plus 1.35% to three-month LIBOR plus 1.75% (rates ranging from 1.7% to 2.1%). On May 4, 2011, the terms of the total return swaps that were to mature in May 2011 were amended to extend the maturity, so that the total return swaps now expire in October 2012 and the per annum rate of interest was increased from LIBOR plus 1.35% to LIBOR plus 2.50%.

        Approximately $182.2 million of financing was structured through the use of a syndicated term loan and a revolving credit facility (the "Term Facility") that matures in August 2014. The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest is the greater of the 5-year interest rate swap rate plus 1.75% or 4.65% for periods from March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity, the interest rate is equal to one year LIBOR plus 1.75%. The interest rate at March 31, 2011 on the borrowings outstanding was 4.65%.

        In November 2010, a KKR investment vehicle entered into a five-year revolving credit agreement with a syndicate of lenders (the "Investment Credit Agreement"). The Investment Credit Agreement provides for up to $28.1 million of non-recourse, asset-based revolving credit facility subject to availability under a borrowing base determined by the value of certain specific assets pledged as collateral security for obligations under the agreement and a $5.6 million sub-limit for letters of credit. Based on the level of certain assets in the investment vehicle, as of March 31, 2011, KKR had availability under the facility of $13.5 million of which $10.4 million of borrowings were outstanding. In addition, there is a letter of credit of $0.6 million outstanding. As of March 31, 2011, the interest rates on borrowings outstanding under the Investment Credit Agreement ranged from 2.80% to 2.81%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

Senior Notes

        On September 29, 2010, KKR Group Finance Co. LLC (the "Issuer"), a subsidiary of Management Holdings Corp., issued $500 million aggregate principal amount of 6.375% Senior Notes (the "Senior Notes"), which were issued at a price of 99.584%. The Senior Notes are unsecured and unsubordinated obligations of the Issuer and will mature on September 29, 2020, unless earlier redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.

        The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the Senior Notes was $8.0 million for the three months ended March 31, 2011. As of March 31, 2011, the fair value of the Senior Notes was $513.0 million.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

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

KKR Revolving Credit Agreements

Corporate Credit Agreement

        On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the "Corporate Credit Agreement"). The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. As of and for the three months ended March 31, 2011, no borrowings were outstanding under the Corporate Credit Agreement.

KCM Credit Agreement

        On February 27, 2008, KKR Capital Markets Holdings L.P. ("KKR Capital Markets") entered into a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. As of and for the three months ended March 31, 2011, no borrowings were outstanding under the KCM Credit Agreement.

Principal Credit Agreement

        In June 2007, KKR PEI Investments L.P., (the "KPE Investment Partnership") entered into a five-year revolving credit agreement, expiring in June 2012, with a syndicate of lenders (the "Principal Credit Agreement"). The Principal Credit Agreement provides for up to $925.0 million of senior

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. A wholly-owned subsidiary of KKR holds $65.0 million of commitments which has effectively reduced KKR's availability under the Principal Credit Agreement on a consolidated basis to $860.0 million. As of and for the three months ended March 31, 2011, no borrowings were outstanding under the Principal Credit Agreement.

        Foreign currency adjustments related to these borrowings during the three months ended March 31, 2010 are recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for foreign currency adjustments related to these borrowings.

9. INCOME TAXES

        The KKR Group Partnerships and certain of their subsidiaries are treated as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to the New York City unincorporated business tax or non-U.S. income taxes. In addition, certain of the wholly owned subsidiaries of KKR are subject to federal, state and local income taxes.

        KKR's effective rate was 1.31% and 0.56% for the three months ended March 31, 2011 and 2010, respectively. KKR's income tax provision was $30,783 and $13,452 for the three months ended March 31, 2011 and 2010, respectively.

        The effective rate differs from the statutory rate for the three months ended March 31, 2011 and 2010, respectively, substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other partnership subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of the compensation charges attributable to KKR are not deductible for tax purposes.

        During the three month period ending March 31, 2011, there were no material changes to the uncertain tax positions. KKR believes that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. EQUITY BASED PAYMENTS

        KKR principals received grants of KKR Holdings units which are exchangeable for KKR Group Partnership Units. These units are subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for the ability to exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of March 31, 2011, KKR Holdings owns approximately 68.3%, or 466,689,633, of the outstanding KKR Group Partnership Units.

        Except for any units that vested on the date of grant, units are subject to service based vesting up to a five-year period from the date of grant. The transfer restriction period will last for a minimum of (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED PAYMENTS (Continued)

KKR, these individuals will also be subject to minimum retained ownership rules requiring them to continuously hold at least 25% of their vested interests. Upon separation from KKR, certain individuals will be subject to the terms of a non-compete agreement that may require the forfeiture of certain vested and unvested units should the terms of the non-compete agreement be violated. Holders of KKR Group Partnership Units held through KKR Holdings are not entitled to participate in distributions made on KKR Group Partnership Units until such units are vested.

        Because KKR Holdings is a partnership, all of the 466,689,633 KKR Holdings units have been legally allocated, but the allocation of 31,726,299 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code ("ASC") 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.

        The fair value of KKR Holdings unit grants is based on the closing price of KKR & Co. L.P. common units on date of grant. KKR determined this to be the best evidence of fair value as a KKR & Co. L.P. common unit is traded in an active market and has an observable market price. Additionally, a KKR Holdings unit is an instrument with terms and conditions similar to those of a KKR & Co. L.P. common unit. Specifically, units in both KKR Holdings and KKR & Co. L.P. represent ownership interests in KKR Group Partnership Units and, subject to any vesting, minimum retained ownership requirements and transfer restrictions referenced above, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit on a one-for-one basis.

        Units granted to principals give rise to equity-based payment charges in the condensed consolidated statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a unit (determined using the latest available closing price of KKR & Co. L.P. common units) on the grant date multiplied by the number of vested units.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED PAYMENTS (Continued)

        Equity-based payment expense on unvested units is calculated based on the fair value of a unit (determined using the latest available closing price of KKR & Co. L.P. common units) at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which ranges from 5% to 38%, multiplied by the number of unvested units on the grant date. Additionally, the calculation of equity-based payment expense on unvested units assumes a forfeiture rate of up to 9% annually based upon expected turnover by class of principal. For the three months ended March 31, 2011 and 2010, KKR recorded equity-based payment expense of $89.6 million and $220.4 million, respectively, in relation to equity based awards. As of March 31, 2011 there was approximately $498.5 million of estimated unrecognized equity-based payment expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 1.2 years, using the graded attribution method, which treats each vesting portion as a separate award.

        A summary of the status of KKR's unvested equity based awards granted to KKR principals from January 1, 2011 through March 31, 2011 is presented below:

Unvested Units	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	123,839,772	$7.76
Granted	5,637,447	$11.84
Vested	—	$—
Forfeited	(2,215,810)	$7.73

Balance, March 31, 2011	127,261,409	$7.94

        The weighted average remaining vesting period over which unvested units are expected to vest is 1.9 years.

        A summary of the remaining vesting tranches of KKR's unvested equity based awards granted to KKR principals is presented below:

Vesting Date	Units
April 1, 2011	4,717,303
October 1, 2011	29,514,528
April 1, 2012	1,938,109
October 1, 2012	28,938,201
April 1, 2013	1,369,671
October 1, 2013	28,820,180
April 1, 2014	1,337,722
October 1, 2014	28,820,180
April 1, 2015	1,337,722
October 1, 2015	467,793

127,261,409

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED PAYMENTS (Continued)

Restricted Equity Units

        Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel. These will be funded by KKR Holdings and will not dilute KKR's interests in the KKR Group Partnerships. The vesting of these restricted equity units occurs in installments up to five years from the date of grant and was contingent on, among other things, KKR's common units becoming listed and traded on the NYSE or another U.S. exchange. On July 15, 2010, KKR & Co. L.P. completed its listing on the NYSE. Accordingly, no equity-based payment expense was recognized for the three months ended March 31, 2010. For the three months ended March 31, 2011, KKR recorded equity-based payment expense of $7.9 million in relation to the restricted equity awards.

        As of March 31, 2011, there was approximately $29.3 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.0 year, using the graded attribution method, which treats each vesting portion as a separate award.

        A summary of the status of KKR Holding's unvested restricted equity units granted to professionals, support staff, and other personnel from January 1, 2011 through March 31, 2011 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	3,984,836	$9.51
Granted	988,997	$14.20
Vested	(28,001)	$9.35
Forfeited	(196,904)	$9.73

Balance, March 31, 2011	4,748,928	$10.48

        The weighted average remaining vesting period over which unvested units are expected to vest is 1.5 years.

Discretionary Compensation and Discretionary Allocations

        Certain KKR principals who hold KKR Group Partnership Units through KKR Holdings units are expected to be allocated, on a discretionary basis, distributions on KKR Group Partnership Units received by KKR Holdings. These discretionary amounts entitle the principal to receive amounts in excess of their vested equity interests. Because unvested units do not have distribution participation rights, any amounts allocated in excess of a principal's vested equity interests are reflected as equity-based payment expense. This equity-based payment expense has been recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings. Equity-based payment expense relating to this discretionary allocation amounted to $44.5 million and $32.4 million for the three months ended March 31, 2011 and 2010, respectively.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED PAYMENTS (Continued)

KKR & Co. L.P. 2010 Equity Incentive Plan

        Under the KKR & Co. L.P. 2010 Equity Incentive Plan (the "Equity Incentive Plan"), KKR is permitted to grant to principals, employees, the directors of the Managing Partner, and other personnel, non-qualified unit options, unit appreciation rights, restricted common units, deferred restricted common units, phantom restricted common units and other awards representing KKR & Co. L.P. common units. The issuance of KKR & Co. L.P. common units pursuant to awards under the Equity Incentive Plan dilute common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships. The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of March 31, 2011, 30,000 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan, which vest over one year from the date of grant.

Carry Pool Allocation

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as an expense in the condensed consolidated statements of operations. For the three months ended March 31, 2011 and 2010, $139.5 million and $99.4 million were expensed in the condensed consolidated statements of operations.

        To the extent previously recorded carried interest is adjusted to reflect decreases in the underlying funds' valuations at period end, related profit sharing amounts previously accrued are adjusted and reflected as a credit to current period expense.

Presentation

        As of January 1, 2011, all expense related to equity-based awards is included within Compensation and Benefits. For the three months ended March 31, 2010, $42.7 million of expense related to equity-based payments is included within General and Administrative expense.

11. RELATED PARTY TRANSACTIONS

        Due from and to Affiliates consists of:

	March 31, 2011	December 31, 2010
Due from Principals(a)	$60,270	$55,937
Due from Related Entities	58,567	52,319
Due from Portfolio Companies	30,455	28,300

	$149,292	$136,556

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

	March 31, 2011	December 31, 2010
Due to KKR Holdings, L.P. in Connection with the Tax Receivable Agreement(b)	$23,889	$16,185
Due to Related Entities	4,286	1,862

	$28,175	$18,047

(a)
Represents an amount due from KKR principals for the amount of the clawback obligation that would be required to be funded by KKR principals who do not hold direct controlling and economic interests in the KKR Group Partnerships. See Note 13 "Commitments and Contingencies".

(b)
Represents amounts owed to KKR Holdings and/or its principals under the Tax Receivable Agreement. See Note 2, "Summary of Significant Accounting Policies—Tax Receivable Agreement."

KKR Financial Holdings LLC ("KFN")

        KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol "KFN." KFN is managed by KKR but is not under the common control of the Senior Principals or otherwise consolidated by KKR as control is maintained by third-party investors. As of March 31, 2011 and December 31, 2010, KFN had consolidated assets of $8.5 billion and $8.4 billion, respectively, and shareholders' equity of $1.7 billion and $1.6 billion, respectively. There were no outstanding shares of KFN held by KKR as of March 31, 2011. If KKR were to exercise all of each of its outstanding vested options, KKR's ownership interest in KFN would be less than 1% of KFN's outstanding shares as of March 31, 2011 and December 31, 2010.

Discretionary Investments

        Certain of KKR's investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with its private equity funds. Side-by-side investments are investments in Portfolio Companies that are made on the same terms and conditions as those acquired by the applicable fund, except that the side-by-side investments are not subject to management fees or a carried interest. The cash invested by these individuals aggregated $15.1 million and $19.3 million for the three months ended March 31, 2011 and 2010, respectively. These investments are not included in the accompanying financial statements.

Aircraft and Other Services

        Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $1.2 million and $2.1 million for the use of these aircraft for the three months ended March 31, 2011 and 2010, respectively.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

Facilities

        Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $1.6 million for each of the three month periods ended March 31, 2011 and 2010.

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

Public Markets

        Through the Public Markets segment, KKR manages a specialty finance company, a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in liquid credit strategies, such as leveraged loans and high yield bonds, and less liquid credit products such as mezzanine debt and special situations investments. These funds, vehicles and accounts are managed by KKR Asset Management LLC (which KKR refers to as "KAM"), an SEC registered investment adviser.

Capital Markets and Principal Activities

        KKR's Capital Markets and Principal Activities segment combines KKR's principal assets with its global capital markets business. KKR's capital markets business supports the firm, its portfolio companies and its clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. KKR's capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. KKR's principal asset base includes investments in its private equity funds and co-investments in certain portfolio companies of such funds.

Key Performance Measures

        Fee Related Earnings ("FRE") and Economic Net Income ("ENI") are key performance measures used by management. These measures are used by management in making resource deployment and operating decisions as well as assessing the overall performance of each of KKR's business segments.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

FRE

        FRE is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non-recurring items.

ENI

        ENI is a measure of profitability for KKR's reportable segments and is comprised of: (i) FRE; plus (ii) segment investment income, which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR's segments held by third parties. ENI differs from net income on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income relating to noncontrolling interests; and (iii) the exclusion of income taxes.

        KKR's reportable segments are presented prior to giving effect to the allocation of income (loss) between KKR and KKR Holdings and as such represents KKR's business in total.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the three months ended March 31, 2011:

	As of and for the Three Months Ended March 31, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$110,257	$17,293	$—	$127,550
Incentive fees	—	12,013	—	12,013

Management and incentive fees	110,257	29,306	—	139,563

Monitoring and transaction fees:
Monitoring fees	90,427	—	—	90,427
Transaction fees	53,178	3,729	30,369	87,276
Fee Credits(1)	(70,787)	(2,205)	—	(72,992)

Net monitoring and transaction fees	72,818	1,524	30,369	104,711

Total fees	183,075	30,830	30,369	244,274

Expenses
Compensation and benefits	45,975	11,159	6,006	63,140
Occupancy and Related Charges	10,575	955	329	11,859
Other Operating Expense	35,884	4,208	2,980	43,072

Total expenses	92,434	16,322	9,315	118,071

Fee related earnings	90,641	14,508	21,054	126,203

Investment income (loss)
Gross carried interest	329,047	3,074	—	332,121
Less: Allocation to KKR carry pool(2)	(138,285)	(1,230)	—	(139,515)
Less: Management fee refunds(3)	(4,804)	—	—	(4,804)

Net carried interest	185,958	1,844	—	187,802
Other investment income (loss)	1,067	(351)	429,459	430,175

Total investment income (loss)	187,025	1,493	429,459	617,977

Income (loss) before noncontrolling interests in income of consolidated entities	277,666	16,001	450,513	744,180
Income (loss) attributable to noncontrolling interests(4)	927	138	595	1,660

Economic net income (loss)(5)	$276,739	$15,863	$449,918	$742,520

Total Assets	$1,136,557	$65,777	$5,782,129	$6,984,463

Total Partners' Capital	$919,103	$54,043	$5,228,415	$6,201,561

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with such limited partners a portion of any monitoring and transaction fees received from portfolio companies and allocable to their funds ("Fee Credits"). Fee Credits exclude fees that are not

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

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

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor approximately of 2% of the equity in KKR's capital markets business.

The following table reconciles KKR's total reportable segments to the financial statements as of and for the three months ended March 31, 2011:

	As of and for the Three Months Ended March 31, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$244,274	$(12,431)	$231,843
Expenses(b)	$118,071	$305,681	$423,752
Investment income (loss)(c)	$617,977	$1,922,156	$2,540,133
Income (loss) before taxes	$744,180	$1,604,044	$2,348,224
Income (loss) attributable to noncontrolling interests	$1,660	$1,747,312	$1,748,972
Income (loss) attributable to KKR Holdings	$—	$408,904	$408,904
Total assets(d)	$6,984,463	$32,887,067	$39,871,530
Total Partners' Capital(e)	$6,201,561	$(4,740,517)	$1,461,044

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $108,129, (ii) the elimination of fee credits of $72,381 upon consolidation of the KKR Funds, (iii) a gross up of reimbursable expenses of $10,602 and (iv) other adjustments of $12,715.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges which amounted to $141,982, (ii) allocations to the carry pool of $139,519, (iii) a gross up of reimbursable expenses of $10,602, (iv) operating expenses of $10,759 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $2,819.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $1,777,833 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $139,519, and (iii) management fee refunds of $4,804.

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

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Three Months Ended March 31, 2011
Economic net income (loss)	$742,520
Income taxes	(30,783)
Amortization of intangibles and other, net	(1,286)
Non-cash equity based charges	(141,982)
Allocation to noncontrolling interests
held by KKR Holdings L.P.	(408,904)

Net income attributable to KKR & Co. L.P.	$159,565

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended March 31, 2010:

	As of and for the Three Months Ended March 31, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$98,160	$12,869	$—	$111,029
Incentive fees	—	12,500	—	12,500

Management and incentive fees	98,160	25,369	—	123,529

Monitoring and transaction fees:
Monitoring fees	22,532	—	—	22,532
Transaction fees	25,114	5,823	24,597	55,534
Fee Credits(1)	(10,077)	(4,190)	—	(14,267)

Net monitoring and transaction fees	37,569	1,633	24,597	63,799

Total fees	135,729	27,002	24,597	187,328

Expenses
Compensation and benefits	40,841	7,142	4,270	52,253
Occupancy and Related Charges	8,925	568	192	9,685
Other Operating Expense	29,746	3,597	1,658	35,001

Total expenses	79,512	11,307	6,120	96,939

Fee related earnings	56,217	15,695	18,477	90,389

Investment income (loss)
Gross carried interest	322,840	371	—	323,211
Less: Allocation to KKR carry pool(2)	(99,233)	(149)	—	(99,382)
Less: Management fee refunds(3)	(83,740)	—	—	(83,740)

Net carried interest	139,867	222	—	140,089
Other investment income (loss)	(2,594)	508	446,788	444,702

Total investment income (loss)	137,273	730	446,788	584,791

Income (loss) before noncontrolling interests in income of consolidated entities	193,490	16,425	465,265	675,180
Income (loss) attributable to noncontrolling interests(4)	(250)	145	481	376

Economic net income (loss)(5)	$193,740	$16,280	$464,784	$674,804

Total Assets	$538,232	$75,050	$4,656,865	$5,270,147

Total Partners' Capital	$419,647	$62,272	$4,251,324	$4,733,243

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with such limited partners a portion of any monitoring and transaction fees received from portfolio

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

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

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor approximately of 2% of the equity in KKR's capital markets business.

The following table reconciles KKR's total reportable segments to the consolidated financial statements as of and for the three months ended March 31, 2010:

	As of and for the Three Months Ended March 31, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$187,328	$(81,297)	$106,031
Expenses(b)	$96,939	$366,369	$463,308
Investment income (loss)(c)	$584,791	$2,179,145	$2,763,936
Income (loss) before taxes	$675,180	$1,731,479	$2,406,659
Income (loss) attributable to noncontrolling interests	$376	$1,986,754	$1,987,130
Income (loss) attributable to KKR Holdings	$—	$292,241	$292,241
Total assets(d)	$5,270,147	$27,354,729	$32,624,876
Total Partners' Capital(e)	$4,733,243	$25,848,455	$30,581,698

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $94,628, (ii) the elimination of fee credits of $10,239 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $3,092.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based payments which amounted to $252,759, (ii) allocations to the carry pool of $99,382, (iii) a gross up of reimbursable expense of $3,092, (iv) operating expenses of $6,035 primarily associated with the transactions to reorganize our business and acquire substantially all of KKR's principal assets on October 1, 2009 included in consolidated expenses and excluded from segment reporting, and (v) other adjustments of $5,101.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $1,996,023 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $99,382 and (iii) a reduction for management fee refunds of $83,740.

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

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Three Months Ended March 31, 2010
Economic net income (loss)	$674,804
Income taxes	(13,452)
Amortization of intangibles and other, net	(2,516)
Non-cash equity based charges	(252,759)
Allocation to noncontrolling interests held by KKR Holdings L.P.	(292,241)

Net income attributable to KKR & Co. L.P.	$113,836

13. COMMITMENTS AND CONTINGENCIES

Debt Covenants

        Borrowings of KKR contain various customary debt covenants. These covenants do not, in management's opinion, materially restrict KKR's investment or financing strategies. KKR is in compliance with all of its debt covenants as of March 31, 2011.

Investment Commitments

        As of March 31, 2011, KKR had unfunded commitments to its private equity and other investment vehicles of $864.8 million. In addition, KKR's capital markets business had an unfunded commitment of $29.7 million related to two Portfolio Companies' revolving credit facilities as of March 31, 2011.

Contingent Repayment Guarantees

        The instruments governing KKR's private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partners to return amounts to the fund for distribution to the limited partners at the end of the life of the fund. Under a "clawback" provision, upon the liquidation of a fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. As of

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

March 31, 2011, the amount of carried interest KKR principals have received, that is subject to this clawback provision was $754.1 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their March 31, 2011 fair values, the clawback obligation would have been $73.5 million, of which $60.3 million is recorded in due from affiliates, $6.8 million is due from noncontrolling interest holders and $6.4 million is the obligation of KKR.

        Certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations.

        KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to June 30, 2009 up to a maximum of $223.6 million. At March 31, 2011, KKR has recorded a receivable of $55.9 million within Due from Affiliates for the amount of the clawback obligation given that would be required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships.

        Carry distributions are allocated to KKR, KKR Holdings and KKR principals (as carry pool participants) in accordance with the terms of the instruments governing the KKR Group Partnerships. KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

        The instruments governing certain of KKR's private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the "net loss sharing provisions," certain of KKR's private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of March 31, 2011, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the contingent repayment obligation would have been approximately $1,043.2 million as of March 31, 2011.

Indemnifications

        In the normal course of business, KKR enters into contracts that contain a variety of representations and warranties and provide general indemnifications. KKR's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be remote.

Litigation

        From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR's business. KKR's business is also subject to extensive regulation, which may result in regulatory proceedings against it.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In 2005, KKR and certain of its current and former personnel were named as defendants in now-consolidated shareholder derivative actions in the Court of Chancery of the State of Delaware relating to PRIMEDIA Inc. ("PRIMEDIA"), one of its portfolio companies. These actions claim that the board of directors of PRIMEDIA breached its fiduciary duty of loyalty in connection with the redemption of certain shares of preferred stock in 2004 and 2005. The plaintiffs further allege that KKR benefited from these redemptions of preferred stock at the expense of PRIMEDIA and that KKR usurped a corporate opportunity of PRIMEDIA in 2002 by purchasing shares of its preferred stock at a discount on the open market while causing PRIMEDIA to refrain from doing the same. In February 2008, the special litigation committee formed by the board of directors of PRIMEDIA, following a review of plaintiffs' claims, filed a motion to dismiss the actions. In March 2010, plaintiffs filed an amended complaint, including additional allegations concerning purchases of PRIMEDIA's preferred stock in 2002. Plaintiffs seek unspecified damages on behalf of PRIMEDIA and an award of attorneys' fees and costs. On June 16, 2010, the Vice Chancellor of the Court of Chancery of the State of Delaware entered an order dismissing all claims asserted against the defendants. On July 15, 2010, the plaintiffs filed a notice of appeal with the Supreme Court of Delaware. Briefing on the appeal has been completed, and oral argument was held before the Supreme Court of Delaware on March 23, 2011.

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

        KKR, along with two other private equity firms (collectively the "Sponsors"), is a defendant in purported shareholder class actions arising out of the proposed acquisition of Del Monte Foods Company ("Del Monte") by Blue Acquisition Group, Inc. and Blue Merger Sub Inc., entities controlled by private equity funds affiliated with the Sponsors (the "Acquisition Entities"). The complaints generally allege, among other things, that the Del Monte directors breached their fiduciary duties to Del Monte stockholders by agreeing to sell Del Monte at an unfair price and through an unfair process and by filing an allegedly materially misleading and incomplete proxy statement. The complaints also generally allege that the Sponsors, the Acquisition Entities and Del Monte aided and abetted the directors' breaches of fiduciary duties. The complaints all seek injunctive relief, rescission of the merger agreement, damages and attorneys' fees. The various complaints filed in the Delaware Chancery Court were consolidated on December 31, 2010, under the caption In re Del Monte Foods Company Shareholders Litigation, No. 6027-VCL. On February 14, 2011, the Delaware Chancery Court issued a ruling which, among other things, found on the preliminary record before the court that the plaintiff had demonstrated a reasonable likelihood of success on the merits of its aiding and abetting claim against the Sponsors, including KKR. The ruling enjoined defendants from proceeding with the Del Monte stockholder vote, previously scheduled for February 15, 2011, for twenty days and preliminarily enjoined certain deal protection provisions of the merger agreement pending the stockholder vote. On February 18, 2011, an amended complaint was filed in the Delaware action. The amended complaint asserts claims for: (i) breach of fiduciary duty against the Del Monte directors, (ii) aiding and abetting the directors' breaches of fiduciary duty against the Sponsors, the Acquisition Entities, and Barclays Capital, Inc. ("Barclays"), which served as a financial advisor to Del Monte in connection with the proposed acquisition, (iii) breach of contract against the Sponsors arising from a confidentiality agreement between the Sponsors and Del Monte, and (iv) tortuous interference with contract against Barclays arising from the aforementioned confidentiality agreement between the Sponsors and Del Monte. Similar shareholder actions are pending against the Del Monte directors, Sponsors and/or the Acquisition Entities in California Superior Court and the United States District Court for the Northern District of California. On March 4, 2011, KKR received a request from the SEC for information

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

regarding issues relating to the Del Monte transaction. KKR is cooperating with the SEC's inquiry. On March 7, 2011, a purported class action complaint captioned Pipe Fitters Local Union No. 120 Pension Fund v. Barclays Capital Inc. et al. (Case No. 3:10-cv-01064-EDL) was filed in the United States District Court for the Northern District of California. The complaint names as defendants the Sponsors, Barclays, a managing director at Barclays, and Goldman Sachs Group, Inc. (which provided a portion of the financing in connection with the transaction) and alleges that the defendants violated federal and California state antitrust laws by, among other things, allegedly conspiring to suppress the transaction price. The complaint seeks, among other things, injunctive relief, damages and attorneys' fees. The transaction closed on March 8, 2011.

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In September 2006 and March 2009, KKR received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice ("DOJ") in connection with the DOJ's investigation of private equity firms to determine whether they have engaged in conduct prohibited by United States antitrust laws. KKR is cooperating with the DOJ's investigation.

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

        In January 2011, KKR received a request from the SEC for information regarding KKR's investors and clients that the SEC defines as sovereign wealth funds and certain services provided by KKR. KKR is cooperating with the SEC's investigation.

        Moreover, in the ordinary course of business KKR is subject to regulatory examinations or investigations and also is and can be both the defendant and the plaintiff in numerous actions with

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

Principal Protected Product for Private Equity Investments

        The fund agreements for a private equity vehicle referred to as KKR's principal protected product for private equity investments contain provisions that require the fund underlying the principal protected product for private equity investments (the "Master Fund") to liquidate certain of its portfolio investments in order to satisfy liquidity requirements of the fund agreements, if the performance of the Master Fund is lower than certain benchmarks defined in the agreements. In an instance where the Master Fund is not in compliance with the defined liquidity requirements and does not have sufficient liquidity to meet its defined requirements, KKR has an obligation to purchase up to $4.1 million of illiquid portfolio investments of the Master Fund at 95% of their current fair market value, reduced from $18.4 million effective January 1, 2011. As of March 31, 2011, the Master Fund does not have a liquidity shortfall and therefore KKR has no obligation.

14. REGULATED ENTITIES

        KKR has a registered broker-dealer which is subject to the minimum net capital requirements of the SEC and the Financial Industry Regulatory Authority ("FINRA"). Additionally, KKR has an entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority ("FSA"), another entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, and another entity based in Mumbai which is subject to capital requirements of the Reserve Bank of India ("RBI"). All of these broker dealer entities have continuously operated in excess of their respective regulatory capital requirements.

        The regulatory capital requirements referred to above may restrict KKR's ability to withdraw capital from its entities. At March 31, 2011, approximately $75.0 million may be restricted as to the payment of cash dividends and advances to KKR.

15. SUBSEQUENT EVENTS

        A distribution of $0.21 per KKR & Co. L.P. common unit was declared on May 4, 2011 and will be paid on May 27, 2011 to KKR & Co. L.P. unitholders of record as of the close of business on May 16, 2011. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Item 2.    Management's Discussion and Analysis of Financial Condition & Results of Operations

        The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 7, 2011, including the audited consolidated and combined financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein." The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors." Actual results may differ materially from those contained in any forward looking statements.

Overview

        Led by Henry Kravis and George Roberts, we are a leading global investment firm with $61.0 billion in AUM as of March 31, 2011 and a 35-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

        Our business offers a broad range of investment management services to our investors and provides capital markets services to our firm, our portfolio companies and our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 190 private equity investments with a total transaction value in excess of $440 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, capital markets, infrastructure and natural resources. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing investors and have invested meaningfully in developing relationships with new investors.

        We conduct our business through 14 offices on four continents, providing us with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. We have grown our AUM significantly, from $15.1 billion as of December 31, 2004 to $61.0 billion as of March 31, 2011, representing a compounded annual growth rate of 25.0%. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.

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

Business Segments

Private Markets

        Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. These investment funds and co-investment vehicles are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. We also manage investments in infrastructure and natural resources.

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

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines our principal assets with our global capital markets business. Our capital markets business supports our firm, our portfolio companies and our clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. Our principal asset base includes investments in our private equity funds and co-investments in certain portfolio companies of such funds.

Business Environment

        As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia and elsewhere in the world. Global equity markets have a substantial effect on our financial condition and results of operations, as equity prices significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our private equity investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other private equity investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains. During the first quarter of 2011, we completed IPOs of three portfolio companies: Nielsen Holdings N.V. (NYSE: NLSN), HCA Holdings, Inc. (NYSE: HCA) and Far East Horizon Ltd. (HKG: 3360).

        Global equity markets carried positive momentum from the second half of 2010 into 2011. Despite the geopolitical turmoil in the Middle East, the tragedy in Japan and certain weak economic indicators such as unemployment and housing prices, the equity markets proved to be resilient, as an improved though mixed economic backdrop, robust corporate earnings, and improving investor sentiment drove equity prices higher in the first quarter of 2011. The S&P 500 gained 5.9% in the first quarter, while the MSCI World Index was up 4.9%. The below investment grade credit markets also performed well, with the S&P/LSTA Leveraged Loan index and the BofA Merrill Lynch High Yield Master II Index increasing 2.4% and 3.9% for the first quarter, respectively.

        Conditions in global credit markets also have a substantial effect on our financial condition and results of operations. We rely on the ability of our funds to obtain committed debt financing on favorable terms in order to complete new private equity transactions. Similarly, our portfolio companies regularly require access to the global credit markets in order to obtain financing for their operations and to refinance or extend the maturities of their outstanding indebtedness. To the extent that conditions in the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance and valuations of those portfolio companies and, therefore, our investment returns on our funds. In addition, during economic downturns or periods of slow economic growth, the inability to refinance or extend the maturities of portfolio company debt (and thereby extend our investment holding period) can be significant to our ability to realize investment gains from these portfolio companies when economic conditions improve.

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

        In addition, our Capital Markets and Principal Activities segment generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities and credit facilities, with the size of fees generally correlated to overall transaction sizes. As a result, the conditions in global equity and credit markets impact both the frequency and size of fees generated by this segment.

        Finally, conditions in commodity markets may impact the performance of our portfolio companies in a variety of ways, including through direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to considerable volatility and, recently, certain commodity prices have risen considerably. If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may, in turn, reduce the valuation of those portfolio investments.

Basis of Financial Presentation

        The condensed consolidated financial statements include the accounts of our management and capital markets companies, certain variable interest entities, the general partners of certain unconsolidated co-investment vehicles and the general partners of our private equity and fixed income funds and their respective consolidated funds, where applicable.

        In accordance with accounting principles generally accepted in the United States of America ("GAAP"), certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds and investors do not hold any substantive rights that would enable them to impact the funds' ongoing governance and operating activities. As of March 31, 2011, our private markets segment included eight consolidated investment funds and ten unconsolidated co-investment vehicles. Our public markets segment included six consolidated investment vehicles and five unconsolidated vehicles comprised of three investment funds, one separately managed account and one specialty finance company.

        When an entity is consolidated, we reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated entity on a gross basis. For example, the majority of the economic interests in a consolidated fund, which are held by third party investors, are reflected as noncontrolling interests. While the consolidation of a consolidated fund does not have an effect on the amounts of net income attributable to KKR or KKR's partners' capital that KKR reports, the consolidation does significantly impact the financial statement presentation. This is due to the fact that the assets, liabilities, fees, expenses and investment income of the consolidated funds are reflected on a gross basis while the allocable share of those amounts that are attributable to noncontrolling interests are reflected as single line items. The single line items in which the assets, liabilities, fees, expenses and investment income attributable to noncontrolling interests are recorded are presented as noncontrolling interests in consolidated entities on the statements of financial condition and net income attributable to noncontrolling interests in consolidated entities on the statements of operations. For a further discussion of our consolidation policies, see "—Critical Accounting Policies—Consolidation."

Key Financial Measures

Fees

        Fees consist primarily of (i) monitoring, consulting and transaction fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance vehicles, and separately managed accounts, and (iii) fees from capital markets activities. These fees are based on the contractual terms of the governing agreements. A substantial portion of monitoring and transaction fees earned in connection with managing portfolio companies are shared with fund investors.

        Fees reported in our condensed consolidated financial statements do not include the management fees that we earn from consolidated funds, because those fees are eliminated in consolidation. However, because those management fees are earned from, and funded by, third-party investors who hold noncontrolling interests in the consolidated funds, net income attributable to KKR is increased by the amount of the management fees that are eliminated in consolidation. Accordingly, while the consolidation of funds impacts the amount of fees that are recognized in our financial statements, it does not affect the ultimate amount of net income attributable to KKR or KKR's partners' capital.

        For a further discussion of our fee policies, see "—Critical Accounting Policies—Fees."

Expenses

Compensation and Benefits

        Compensation and Benefits expense includes cash compensation consisting of salaries, bonuses, and benefits. In addition, Compensation and Benefits expense also consists of: (i) equity-based payment charges associated with the vesting of KKR Holdings units; (ii) equity-based payment charges associated with the vesting of restricted equity units; and (iii) carry pool allocations.

        All KKR principals and other employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as Compensation and Benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are funded by KKR and certain consolidated entities and result in customary Compensation and Benefits expense, cash bonuses that are paid to certain of KKR's most senior employees are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested units in KKR Holdings, this excess is funded by KKR Holdings and reflected in Compensation and Benefits in the condensed consolidated statements of operations. Further disclosure regarding equity-based payments is presented in Note 10 "Equity-based Payments."

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

Fund Expenses

        Fund expenses consist primarily of costs incurred in connection with pursuing potential investments that do not result in completed transactions (such as travel expenses, professional fees and research costs) and other costs associated with administering our private equity funds. A substantial portion of our fund expenses are borne by fund investors.

Investment Income (Loss)

Net Gains (Losses) from Investment Activities

        Net gains (losses) from investment activities consist of realized and unrealized gains and losses arising from our investment activities. The majority of our net gains (losses) from investment activities are related to our private equity investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our private equity investments is significantly impacted by the global equity markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see "—Critical Accounting Policies—Fair Value of Investments."

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

Interest Expense

        Interest expense is incurred from credit facilities entered into by KKR, debt issued by KKR, and debt outstanding at our consolidated funds entered into with the objective of enhancing returns, which are not direct obligations of the general partners of our private equity funds or management companies. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See "Liquidity".

Income Taxes

        The KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities, in some cases, are subject to New York City unincorporated business taxes, or non-U.S. income taxes. However, we hold our interest in one of the KKR Group Partnerships through KKR Management Holdings Corp., which is treated as a corporation for U.S. federal income tax purposes, and certain other wholly owned subsidiaries of the KKR Group Partnerships are treated as corporations for U.S. federal income tax purposes. Accordingly, such wholly owned subsidiaries of KKR, including KKR Management Holdings Corp., and of the KKR Group Partnerships, are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR's share of this income is reflected in the financial statements.

        We use the liability method to account for income taxes in accordance with GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income (loss) attributable to noncontrolling interests represents the ownership interests that third parties hold in entities that are consolidated in the financial statements. The allocable share of income and expense attributable to those interests is accounted for as net income (loss) attributable to noncontrolling interests. Historically, the amount of net income (loss) attributable to noncontrolling interests has been substantial and has resulted in significant charges and credits in the statements of operations. Given the consolidation of certain of our investment funds we expect this activity to continue.

Assets Under Management ("AUM")

        AUM represents the assets from which KKR is entitled to receive fees or carried interest and general partner capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR's co-investment vehicles; (iii) the net asset value of certain of KKR's fixed income products; and (iv) the value of outstanding structured finance vehicles. You should note that KKR's calculation of AUM may differ from the calculations of other investment managers and, as a result, its measurements of AUM may not be comparable to similar measures presented by other investment managers. KKR's definition of AUM is not based on any definition of AUM that is set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory requirements.

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

Segment Operating and Performance Measures

Fee Related Earnings

        Fee related earnings ("FRE") is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a combined basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non-recurring items.

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

        Certain of our investment funds require that we refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned.

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

Unaudited Condensed Consolidated Results of Operations

        The following is a discussion of our unaudited condensed consolidated results of operations for the three-months ended March 31, 2011 and 2010. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see "—Segment Analysis."

        The following tables set forth information regarding our results of operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Revenues
Fees	$231,843	$106,031

Expenses
Compensation and Benefits	356,554	365,531
Occupancy and Related Charges	12,554	9,685
General, Administrative and Other	45,121	77,724
Fund Expenses	9,523	10,368

Total Expenses	423,752	463,308

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,487,209	2,286,553
Dividend Income	4,808	442,907
Interest Income	65,368	48,303
Interest Expense	(17,252)	(13,827)

Total Investment Income (Loss)	2,540,133	2,763,936

Income (Loss) Before Taxes	2,348,224	2,406,659
Income Taxes	30,783	13,452

Net Income (loss)	2,317,441	2,393,207
Less: Net Income (loss) Attributable to Noncontrolling Interests in Consolidated Entities	1,748,972	1,987,130
Less: Net Income (Loss) Attributable to Noncontrolling Interests in KKR Holdings L.P.	408,904	292,241

Net Income (Loss) Attributable to KKR & Co. L.P.	$159,565	$113,836

Assets under management (period end)	$61,043,200	$54,708,700

Fee paying assets under management (period end)	$45,716,600	$42,528,900

Uncalled Commitments (period end)	$13,303,600	$14,234,800

Three Months ended March 31, 2011 compared to Three Months ended March 31, 2010

Fees

        Fees were $231.8 million for the three months ended March 31, 2011, an increase of $125.8 million from the three months ended March 31, 2010. The net increase was primarily due to a net increase in gross monitoring fees of $88.1 million and an increase in gross transaction fees of $31.7 million. The increase in gross monitoring fees was primarily the result of $68.8 million of fees received from the termination of monitoring fee arrangements in connection with the initial public offerings ("IPOs") of two portfolio companies, HCA, Inc. and The Nielsen Company B.V. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO activity in our private equity portfolio. The increase in gross transaction fees primarily reflects an increase in transaction fee-generating investment activity.

Expenses

        Expenses were $423.8 million for the three months ended March 31, 2011, a decrease of $39.6 million, or 8.5%, from the three months ended March 31, 2010. The decrease was primarily due to the net effect of (i) a net decrease in equity-based payments of $70.6 million, (ii) an increase in cash-based compensation and benefits of $19.0 million, and (iii) an increase in other operating expenses of $12.1 million. The net decrease in equity-based payments is due primarily to fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition, which was partially offset by a higher carry pool allocation as a result of certain of our investment vehicles becoming carry earning subsequent to March 31, 2010. The increase in cash-based compensation and benefits and other operating expenses reflects the hiring of additional personnel and increased overall operating costs in connection with the expansion of our businesses.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $2.5 billion for the three months ended March 31, 2011, an increase of $0.2 billion, or 8.8%, from the three months ended March 31, 2010. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Private Equity Investments	$2,513,060	$2,095,125
Other Net Gains (Losses) from Investment Activities	(25,851)	191,428

Net Gains (Losses) from Investment Activities	$2,487,209	$2,286,553

        The majority of our net gains (losses) from investment activities relate to our private equity portfolio. The following is a summary of the components of net gains (losses) from investment activities for Private Equity Investments which illustrates the variances from the prior period. See "—Segment Analysis—Private Markets Segment" for further information regarding gains and losses in our private equity portfolio.

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Realized Gains	$1,515,296	$215,680
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(1,464,830)	(179,692)
Realized Losses	(37,824)	(1,164)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	30,110	36,164
Unrealized Gains from Changes in Fair Value	2,875,303	2,417,050
Unrealized Losses from Changes in Fair Value	(404,995)	(392,913)

Net Gains (Losses) from Investment Activities	$2,513,060	$2,095,125

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

        Dividend income was $4.8 million for the three months ended March 31, 2011, a decrease of $438.1 million compared to dividend income of $442.9 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, we received $2.8 million of dividends from Avago Technologies Limited and an aggregate of $2.0 million of dividends from other investments. During the three months ended March 31, 2010, we received $440.8 million of dividends from HCA Inc. and Visant Inc. and an aggregate of $2.1 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

        Interest income was $65.4 million for the three months ended March 31, 2011, an increase of $17.1 million, or 35.3%, from the three months ended March 31, 2010. The increase primarily reflects an increase in the level of fixed income instruments in our investment vehicles.

Interest Expense

        Interest expense was $17.3 million for the three months ended March 31, 2011, an increase of $3.4 million, or 24.8%, from the three months ended March 31, 2010. The increase was primarily due to higher average borrowing costs for the three months ended March 31, 2011, driven by the issuance of the Senior Notes in September 2010, partially offset by lower average outstanding borrowings.

Income (Loss) Before Taxes

        Due to the factors described above, income before taxes was $2.3 billion for the three months ended March 31, 2011, a decrease of $0.1 billion, or 2.4%, from the three months ended March 31, 2010.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

        Net income attributable to noncontrolling interests in consolidated entities was $1.7 billion for the three months ended March 31, 2011, a decrease of $0.2 billion, or 12.0%, from the three months ended March 31, 2010. The decrease was primarily driven by the overall decrease in the components of net gains (losses) from investment activities described above.

Net Income (Loss) Attributable to Noncontrolling Interests in KKR Holdings

        Net income attributable to noncontrolling interests in KKR Holdings was $408.9 million for the three months ended March 31, 2011, an increase of $116.7 million, or 39.9%, from the three months ended March 31, 2010. The increase is primarily due to the increased fees and decreased equity-based payments described above.

Segment Analysis

        The following is a discussion of the results of our three reportable business segments for the three months ended March 31, 2011 and 2010. You should read this discussion in conjunction with the information included under "—Basis of Financial Presentation—Segment Results" and the condensed consolidated financial statements and related notes included elsewhere in this filing.

Private Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$110,257	$98,160
Incentive Fees	—	—

Total Management and Incentive Fees	110,257	98,160

Net Monitoring and Transaction Fees:
Monitoring Fees	90,427	22,532
Transaction Fees	53,178	25,114
Total Fee Credits	(70,787)	(10,077)

Net Transaction and Monitoring Fees	72,818	37,569

Total Fees	183,075	135,729

Expenses
Compensation and Benefits	45,975	40,841
Occupancy and Related Charges	10,575	8,925
Other Operating Expenses	35,884	29,746

Total Expenses	92,434	79,512

Fee Related Earnings	90,641	56,217

Investment Income (Loss)
Gross Carried interest	329,047	322,840
Less: Allocation to KKR carry pool	(138,285)	(99,233)
Less: Management fee refunds	(4,804)	(83,740)

Net carried interest	185,958	139,867
Other investment income (loss)	1,067	(2,594)

Total Investment Income (Loss)	187,025	137,273

Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	277,666	193,490
Income (Loss) Attributable to Noncontrolling Interests	927	(250)

Economic Net Income	$276,739	$193,740

Assets under management (period end)	$46,239,100	$40,943,100

Fee paying assets under management (period end)	$37,883,600	$35,901,900

Committed Dollars Invested	$809,700	$995,500

Uncalled Commitments (period end)	$12,071,700	$12,844,300

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Fees

        Fees were $183.1 million for the three months ended March 31, 2011, an increase of $47.3 million, or 34.9%, from the three months ended March 31, 2010. The net increase was primarily due to (i) a net increase in gross monitoring fees of $67.9 million; (ii) an increase in gross transaction fees of $28.1 million and (iii) an increase in management fees of $12.1 million. The increase in gross monitoring fees was the result of $68.8 million of fees received from the termination of monitoring fee arrangements in connection with the IPOs of two portfolio companies, HCA, Inc. and The Nielsen Company B.V., which impacted fees by $37.8 million net of associated fee credits. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with initial public offering activity in our private equity portfolio. The increase in gross transaction fees of $28.1 million primarily reflects an increase in both the number and size of fee-generating investments. In addition, management fee income increased $12.1 million primarily from an increase in fee paying capital at our private equity funds. These increases were partially offset by an increase in credits earned by limited partners under fee sharing arrangements in our private equity funds due primarily to the increased gross transaction and monitoring fees.

Expenses

        Expenses were $92.4 million for the three months ended March 31, 2011, an increase of $12.9 million, or 16.3%, from the three months ended March 31, 2010. The increase was primarily the result of (i) an increase of $5.1 million in Compensation and Benefits expense and (ii) an increase in occupancy and related charges of $1.7 million, each of which is a reflection of the hiring of additional personnel and the continued expansion of our business; and (iii) an increase in other operating expenses of $6.1 million primarily from an increase in professional fees related to the continued expansion of our business and from expenses related to the formation of and capital raising for new private equity funds.

Fee Related Earnings

        Fee related earnings in our Private Markets segment were $90.6 million for the three months ended March 31, 2011, an increase of $34.4 million, or 61.2%, from the three months ended March 31, 2010. The increase was due to the increase in fees described above partially offset by the increase in expenses described above.

Investment Income (Loss)

        Investment income was $187.0 million for the three months ended March 31, 2011, an increase of $49.7 million compared to investment income of $137.3 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, investment income (loss) was comprised of (i) net carried interest of $186.0 million and (ii) other investment income of $1.1 million which was driven by favorable changes in foreign exchange rates.

        The following table presents the components of net carried interest for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Net Realized Gains (Losses)	$190,233	$33,307
Net Unrealized Gains (Losses)	138,457	224,699
Dividends and Interest	357	64,834

Gross carried interest	329,047	322,840

Less: Allocation to KKR carry pool	(138,285)	(99,233)
Less: Management fee refunds	(4,804)	(83,740)

Net carried interest	$185,958	$139,867

        Net realized gains (losses) for the three months ended March 31, 2011 consists primarily of the partial sales of Legrand Holdings S.A. (ENXTPA: LR), HCA, Inc., and Avago Technologies Limited (NYSE: AVGO). Net realized gains (losses) for the three months ended March 31, 2010 consists of the partial sales of Eastman Kodak Company (NYSE: EK) and Avago Technologies Limited.

        The following table presents net unrealized gains (losses) of carried interest by fund for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
2006 Fund	$106,607	$81,252
Millennium Fund	55,682	38,552
Asian Fund	47,157	40,293
Co-Investment Vehicles	9,262	29,049
European Fund III	2,673	—
E2 Investors	153	31
European Fund	(83,077)	35,522

Total(a)	$138,457	$224,699

(a)
The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the three months ended March 31, 2011 and 2010, the China Growth Fund and European II Fund were excluded.

        For the three months ended March 31, 2011, approximately 56% of net unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which were HCA, Inc., The Nielsen Company B.V., Far Eastern Horizon Limited (Hong Kong: 3360), Jazz Pharmaceuticals, Inc. (NYSE: JAZZ) and NXP Semiconductors NV (NASDAQ: NXPI). In addition, there was a significant unrealized loss due to the reversal of a previously recognized gain in connection with the partial sale of Legrand Holdings S.A. Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized gains relating to Seven Media Group (media sector) and Oriental Brewery (consumer products sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance, and in the case of Seven Media Group an increase that reflects the valuation of an executed agreement to sell a portion of the investment in the second quarter of 2011. These unrealized gains were partially offset by unrealized losses, none of which individually represented a significant offset to such gains for the three months ended March 31, 2011.

        For the three months ended March 31, 2010, approximately 30% of unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which was Legrand Holdings S.A. (ENXTPA: LR). Our private portfolio contributed the remainder of the unrealized gains, with the largest contributors being Alliance Boots GmbH (healthcare sector), East Resources, Inc. (energy sector), The Nielsen Company B.V. (media sector) and MMI Holdings Limited (technology sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

        Dividend and interest income for the three months ended March 31, 2011 consists primarily of dividends earned from Avago Technologies Limited. Dividend income for the three months ended March 31, 2010 consists primarily of dividends earned from HCA Inc. and Visant Inc.

        The amount of carried interest earned during the first quarter of 2011 for those funds and vehicles eligible to receive carried interest amounted to $329.0 million, of which the carry pool was allocated approximately 40% with the remaining 60% allocated to us and KKR Holdings based on their respective ownership percentages. Management fee refunds amounted to $4.8 million for the three months ended March 31, 2011, a decrease of $78.9 million from the three months ended March 31, 2010, primarily reflecting the 2006 Fund becoming carry-earning in the three months ended March 31, 2010.

Economic Net Income

        Economic net income in our Private Markets segment was $276.7 million for the three months ended March 31, 2011, an increase of $83.0 million compared to economic net income of $193.7 million for the three months ended March 31, 2010. The increase in investment income and fee related earnings described above were the contributors to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2010 to March 31, 2011:

($ in thousands)
December 31, 2010 AUM	$46,223,900
New Capital Raised	66,200
Distributions	(2,472,900)
Foreign Exchange	146,000
Change in Value	2,275,900

March 31, 2011 AUM	$46,239,100

        AUM in our Private Markets Segment was $46.2 billion at March 31, 2011 and December 31, 2010, respectively, as appreciation in our private equity funds was offset by distributions to limited partners in our funds. AUM benefited from increases in net unrealized gains of $2.3 billion from changes in the market values of our private equity portfolio companies, $0.1 billion of foreign exchange adjustments on foreign denominated commitments to our funds and $0.1 billion of newly raised capital. The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $0.7 billion, $0.7 billion, $0.3 billion, $0.2 billion, and $0.1 billion in our 2006 Fund, Millennium Fund, Asian Fund, European Fund II and European Fund III, respectively. Approximately 71% of the net change in value for the three months ended March 31, 2011 was attributable to changes in share prices of various publicly- listed investments, most notably increases in HCA, Inc., NXP Semiconductors NV, The Nielsen Company B.V., and Rockwood Holdings Inc. (NYSE: ROC). Both HCA, Inc. and the Nielsen Company B.V. conducted an IPO during the three months ended March 31, 2011. Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized gains relating to Seven Media Group (media sector) and Oriental Brewery (consumer products sector). These unrealized gains were partially offset by unrealized losses, none of which individually represented a significant offset to such gains. The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance, and in the case of Seven Media Group an increase that reflects the valuation of an executed agreement to sell a portion of the investment in the second quarter of 2011. The increases above were offset by distributions from our funds totaling $2.5 billion, which was comprised of $1.6 billion of realized gains and $0.9 billion of return of original cost.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2010 to March 31, 2011:

($ in thousands)
December 31, 2010 FPAUM	$38,186,700
New Capital Raised	66,200
Distributions	(775,500)
Foreign Exchange	392,100
Change in Value	14,100

March 31, 2011 FPAUM	$37,883,600

        FPAUM in our Private Markets segment was $37.9 billion at March 31, 2011, a decrease of $0.3 billion, or 0.8%, compared to $38.2 billion at December 31, 2010. The decrease was primarily attributable to distributions of $0.8 billion partially offset by an increase of $0.4 billion of foreign exchange adjustments on foreign denominated commitments and invested capital and $0.1 billion of new fee paying capital raised during the three months ended March 31, 2011.

Committed Dollars Invested

        Committed dollars invested were $0.8 billion for the three months ended March 31, 2011, a decrease $0.2 billion from the three months ended March 31, 2010.

Uncalled Commitments

        As of March 31, 2011, our Private Markets Segment had $12.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions, including $4.1 billion of uncalled capital commitments of our 2006 Fund. As of May 5, 2011, the 2006 Fund has committed capital to approximately $1.6 billion of pending transactions and contingent commitments, although there can be no assurance that any of these capital commitments will be drawn as contemplated for a variety of reasons, including the risk that pending transactions do not close or that contingent commitments are not deployed.

Public Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$17,293	$12,869
Incentive Fees	12,013	12,500

Total Management and Incentive Fees	29,306	25,369

Net Monitoring and Transaction Fees:
Monitoring Fees	—	—
Transaction Fees	3,729	5,823
Total Fee Credits	(2,205)	(4,190)

Net Transaction and Monitoring Fees	1,524	1,633

Total Fees	30,830	27,002

Expenses
Compensation and Benefits	11,159	7,142
Occupancy and Related Charges	955	568
Other Operating Expenses	4,208	3,597

Total Expenses	16,322	11,307

Fee Related Earnings	14,508	15,695

Investment Income (Loss)
Gross Carried interest	3,074	371
Less: Allocation to KKR carry pool	(1,230)	(149)
Less: Management fee refunds	—	—

Net carried interest	1,844	222
Other investment income (loss)	(351)	508

Total Investment Income (Loss)	1,493	730

Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	16,001	16,425
Income (Loss) Attributable to Noncontrolling Interests	138	145

Economic Net Income	$15,863	$16,280

Assets under management (period end)	$14,804,100	$13,765,600

Fee paying assets under management (period end)	$7,833,000	$6,627,000

Committed Dollars Invested	$317,400	$147,200

Uncalled Commitments (period end)	$1,231,900	$1,390,500

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Fees

        Fees were $30.8 million for the three months ended March 31, 2011, an increase of $3.8 million, or 14.2%, compared to fees of $27.0 million for the three months ended March 31, 2010. The increase is primarily the result of an increase in management fees of $4.4 million that was attributable to an increase in fee paying capital.

Expenses

        Expenses were $16.3 million for the three months ended March 31, 2011, an increase of $5.0 million, or 44.4%, compared to expenses of $11.3 million for the three months ended March 31, 2010. The increase was primarily due to an increase in Compensation and Benefits expense of $4.0 million primarily attributable to an increase in personnel to support growth in our Public Markets segment, including the development of our equity strategies platform.

Fee Related Earnings

        Fee related earnings in our Public Markets segment were $14.5 million for the three months ended March 31, 2011, which represents a decrease of $1.2 million, or 7.6%, compared to the three months ended March 31, 2010. The decrease in fee related earnings is primarily due to the increase in expenses described above.

Investment Income

        Investment income was $1.5 million for the three months ended March 31, 2011, which represents an increase of $0.8 million compared to investment income of $0.7 million for the three months ended March 31, 2010. The increase was primarily driven by net carried interest from unrealized appreciation earned from certain special situations vehicles during the three months ended March 31, 2011.

Economic Net Income

        Economic net income in our Public Markets segment was $15.9 million for the three months ended March 31, 2011, which represents a decrease of $0.4 million, or 2.6%, compared to economic net income of $16.3 million for the three months ended March 31, 2010. The decrease in economic net income is primarily due to the increase in expenses described above.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2010 to March 31, 2011:

($ in thousands)
December 31, 2010 AUM	$14,773,600
New Capital Raised	227,800
Distributions	(488,600)
Foreign Exchange	—
Change in Value	291,300

March 31, 2011 AUM	$14,804,100

        AUM in our Public Markets segment totaled $14.8 billion at March 31, 2011 and December 31, 2010. The significant movements during the period consisted of $0.2 billion of new capital raised, as well as a $0.3 billion increase in the net asset value of KFN and certain other fixed income investment vehicles. These increases were largely offset by $0.4 billion of redemptions in our liquid credit separately managed accounts.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2010 to March 31, 2011:

($ in thousands)
December 31, 2010 FPAUM	$7,824,400
New Capital Raised	227,500
Distributions	(474,700)
Foreign Exchange	—
Change in Value	255,800

March 31, 2011 FPAUM	$7,833,000

        FPAUM in our Public Markets segment totaled $7.8 billion at March 31, 2011 and December 31, 2010. The significant movements during the period consisted of $0.2 billion of new capital raised, as well as a $0.3 billion increase in the net asset value of KFN and certain other fixed income investment vehicles. These increases were largely offset by $0.4 billion of redemptions in our liquid credit separately managed accounts.

Committed Dollars Invested

        Committed dollars invested were $0.3 billion for the three months ended March 31, 2011, compared to $0.1 billion of committed dollars invested for the three months ended March 31, 2010.

Uncalled Commitments

        As of March 31, 2011, our Public Markets segment had $1.2 billion of uncalled capital commitments that could be called for investments in new transactions.

Capital Markets and Principal Activities Segment

        The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—
Incentive Fees	—	—

Total Management and Incentive Fees	—	—

Net Monitoring and Transaction Fees:
Monitoring Fees	—	—
Transaction Fees	30,369	24,597
Total Fee Credits	—	—

Net Transaction and Monitoring Fees	30,369	24,597

Total Fees	30,369	24,597

Expenses
Compensation and Benefits	6,006	4,270
Occupancy and Related Charges	329	192
Other Operating Expenses	2,980	1,658

Total Expenses	9,315	6,120

Fee Related Earnings	21,054	18,477

Investment Income (Loss)
Gross Carried interest	—	—
Less: Allocation to KKR carry pool	—	—
Less: Management fee refunds	—	—

Net carried interest	—	—
Other investment income (loss)	429,459	446,788

Total Investment Income (Loss)	429,459	446,788

Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	450,513	465,265
Income (Loss) Attributable to Noncontrolling Interests	595	481

Economic Net Income	$449,918	$464,784

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Fees

        Fees in our Capital Markets and Principal Activities segment were $30.4 million for the three months ended March 31, 2011, an increase of $5.8 million, or 23.6%, compared to fees of $24.6 million for the three months ended March 31, 2010. The increase was due to an increase in the transaction size of certain equity based transactions during the period. Overall, we completed 14 capital markets transactions in each of the first quarters of 2011 and 2010, comprised of underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Expenses in our Capital Markets and Principal Activities segment were $9.3 million for the three months ended March 31, 2011, an increase of $3.2 million, or 52.5%, compared to expenses of $6.1 million for the three months ended March 31, 2010. The increase was primarily due to a $1.7 million increase in Compensation and Benefits expense and a $1.4 million increase in other operating expenses relating primarily to increased headcount and the overall expansion of our business.

Fee Related Earnings

        Due primarily to the increase in fees described above, fee related earnings in our Capital Markets and Principal Activities segment were $21.1 million for the three months ended March 31, 2011, an increase of $2.6 million, or 14.1%, compared to fee related earnings of $18.5 million for the three months ended March 31, 2010.

Investment Income (Loss)

        The following table presents the components of other investment income (loss) for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Net Realized Gains (Losses)	$113,933	$8,219
Net Unrealized Gains (Losses)	314,616	347,252
Dividend Income	1,312	92,380
Interest Income	10,653	5,932
Interest Expense	(11,055)	(6,995)

Other Investment Income (Loss)	$429,459	$446,788

        Investment income was $429.5 million for the three months ended March 31, 2011, a decrease of $17.3 million, or 3.9%, compared to investment income of $446.8 million for the three months ended March 31, 2010.

        For the three months ended March 31, 2011, net realized gains were comprised of $151.1 million of gains from the sale of certain private equity investments, the most significant of which was HCA, Inc. (NYSE: HCA), and $37.2 million of net realized losses from the sale of non-private equity investments, the most significant of which was Orient Corporation (financial services sector). The net unrealized gains were comprised of $266.4 million of net unrealized appreciation of private equity investments, the most significant of which were HCA, Inc., NXP Semiconductors NV (NASDAQ: NXPI) and The Nielsen Company B.V. (NYSE: NLSN), and $48.2 million of net appreciation of non-private equity investments.

        For the three months ended March 31, 2010, net realized gains were comprised of $7.4 million of gains from the sale of certain private equity investments, the most significant of which was Avago Technologies Limited (NASDAQ: AVGO), and $0.8 million of gains from the sale of non-private equity investments. The net unrealized gains were comprised of $292.4 million of net unrealized appreciation of private equity investments, the most significant of which were Dollar General Corporation

(NYSE: DG) and Alliance Boots GmbH (healthcare sector), and $54.9 million of net appreciation of non-private equity investments.

Economic Net Income (Loss)

        Economic net income in our Capital Markets and Principal Activities segment was $449.9 million for the three months ended March 31, 2011, a decrease of $14.9 million, or 3.2%, compared to economic net income of $464.8 million for the three months ended March 31, 2010. The decrease in investment income described above was the main contributor to the decrease in economic net income.

Segment Partners' Capital

        The following table presents our segment statement of financial condition as March 31, 2011:

	As of March 31, 2011
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments
	($ in thousands)
Cash and Cash Equivalents	$400,668	$6,324	$659,052	$1,066,044
Investments	—	—	5,045,625	5,045,625
Unrealized Carry	615,573	4,845	—	620,418
Other Assets	120,316	54,608	77,452	252,376

Total Assets	$1,136,557	$65,777	$5,782,129	$6,984,463

Debt Obligations	$—	$—	$500,000	$500,000
Other Liabilities	218,536	10,987	36,941	266,464

Total Liabilities	218,536	10,987	536,941	766,464

Noncontrolling Interests	(1,082)	747	16,773	16,438

Partners' Capital	$919,103	$54,043	$5,228,415	$6,201,561

Total Reportable Segments Partners' Capital				$6,201,561
Plus: Equity impact of KKR Management Holdings Corp. and other				(52,949)
Less: Noncontrolling Interests held by KKR Holdings L.P.				4,687,568

Total KKR & Co. L.P. Partners' Capital				$1,461,044

Liquidity

        We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis involve: (i) generating cash flow from operations; (ii) generating income from investment activities; (iii) funding capital commitments that we have made to our funds; (iv) funding our growth initiatives; (v) distributing cash flow to our owners; and (vi) borrowings, interest payments and repayments under credit agreements, the Senior Notes and other borrowing arrangements. As of March 31, 2011, we had an available cash balance of approximately $1.1 billion.

Sources of Cash

        Our principal sources of cash and cash equivalents consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) realizations from principal investments; and (iv) borrowings under our credit facilities and other borrowing arrangements described below.

        Carried interest is distributed to the general partner of a vehicle with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception; and (iii) with respect to investments with a fair value below cost, cost has been returned to investors in an amount sufficient to reduce remaining cost to the investments' fair value.

        We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these facilities and other borrowing arrangements.

Revolving Credit Agreements

        For the three months ending and as of March 31, 2011, (i) no borrowings were made and (ii) no borrowings were outstanding, under any of the revolving credit agreements described below. We may, however, utilize these facilities prospectively in the normal course of our operations.

  •
  On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the "Corporate Credit Agreement"). The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that, effective March 1, 2011, availability for borrowings under the facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. During the first quarter of 2011, there were no amounts outstanding under the Corporate Credit Agreement.

  •
  On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the "KCM Credit Agreement"). The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. Borrowings under this facility may only be used for our capital markets business. During the first quarter of 2011, there were no amounts outstanding under the KCM Credit Agreement.

  •
  In June 2007, KKR PEI Investments L.P., (the "KPE Investment Partnership") entered into a five-year revolving credit agreement, expiring in June 2012, with a syndicate of lenders (the "Principal Credit Agreement"). The Principal Credit Agreement provides for up to $925.0 million of senior secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. A wholly-owned subsidiary of KKR holds $65.0 million of commitments which has effectively reduced KKR's availability under the Principal Credit Agreement on a consolidated basis to $860.0 million. During the first quarter of 2011, no borrowings were outstanding under the Principal Credit Agreement.

  Senior Notes

  •
  On September 29, 2010, KKR Group Finance Co. LLC (the "Issuer"), a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 6.375% Senior Notes (the "Senior Notes"), which were issued at a price of 99.584%. The Senior Notes are unsecured and unsubordinated obligations of the Issuer and will mature on September 29, 2020, unless earlier redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010.

Liquidity Needs

        We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including funding our capital commitments made to existing and future funds and any net capital requirements of our capital markets companies; (ii) service debt obligations, as well as any contingent liabilities that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings as described below; (v) make cash distributions in accordance with our distribution policy; and (vi) underwriting commitments within our capital markets business. We may also require cash to fund contingent obligations including those under clawback and net-loss sharing arrangements. See "—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis." We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for the next 12 months.

        The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to the funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing. In addition, we are responsible for the uncalled commitments of the KPE Investment Partnership as a partner in our private equity funds. The following table presents our uncalled commitments to our active investment funds as of March 31, 2011:

Uncalled Commitments
($ in thousands)
Private Markets
2006 Fund	$313,327
European Fund III	297,452
Asian Fund	115,476
Infrastructure Fund	50,000
E2 Investors (Annex Fund)	30,833
China Growth Fund	8,506
Natural Resources I	5,936
Other Private Markets Commitments	1,126

Total Private Markets Commitments	822,656

Public Markets
Mezzanine Fund	30,300
Capital Solutions Vehicles	11,800

Total Public Markets Commitments	42,100

Total Uncalled Commitments	$864,756

        We expect to fund commitments with available cash, proceeds from realizations of principal assets and other sources of liquidity available to us.

        We and certain intermediate holding companies that are taxable corporations for U.S. federal, state and local income tax purposes, may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Management Holdings L.P. made an election under Section 754 of the Internal Revenue Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs, which may result in an increase in our intermediate holding companies share of the tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our intermediate holding companies share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax our intermediate holding companies would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        We have entered into a tax receivable agreement with KKR Holdings requiring our intermediate holding companies to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realizes as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation is an obligation of our intermediate holding companies and not of either KKR Group Partnership. As such, the cash distributions to common unitholders may vary from holders of KKR Group Partnership Units (held by KKR Holdings and our principals) to the extent payments are made under the tax receivable agreements to selling holders of KKR Group Partnership Units to date. As the payments reflect actual tax savings received by KKR entities, there may be a timing difference between the tax savings received by KKR entities and the cash payments to selling holders of KKR Group Partnership Units. To date, no cash payments were made under the tax receivable agreement.

        We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes. In the event that other of our current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if we become taxable as a corporation for U.S. federal income tax purposes, we expect that each will become subject to a tax receivable agreement with substantially similar terms.

        We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. KKR does not intend to distribute gains on principal investments, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships, KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For the purposes of KKR's distribution policy, our distributions are expected to consist of an amount consisting of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of our carry pool, and (iii) any additional distributions for certain taxes as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes if any, (ii) noncontrolling interests, and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of our business and other matters as discussed above.

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

        We may also be required to fund various underwriting commitments in our capital markets business in connection with the underwriting of loans, securities or other financial instruments. We generally expect that these commitments will be primarily syndicated to third parties or otherwise, fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own account.

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

        In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2011 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$864.8	$—	$—	$—	$864.8
Debt payment obligations(2)	—	—	—	500.0	500.0
Interest obligations on debt(3)	36.4	67.1	64.5	143.5	311.6
Lease obligations	34.7	64.0	67.2	166.9	332.7

Total	$935.9	$131.1	$131.7	$810.4	$2,009.1

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

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming no prepayments are made and the related debt is held until its final maturity date. Future interest rates have been calculated using rates in effect as of March 31, 2011, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

        In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our condensed consolidated financial statements as of March 31, 2011 relating to indemnification obligations.

        The partnership documents governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors at the end of the life of the fund.

Our principals are responsible for any clawback obligation relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships in accordance with the terms of the instruments governing the KKR Group Partnerships. As of March 31, 2011, assuming that all applicable private equity funds were liquidated at no value, the amount of carried interest distributed that would be subject to this clawback provision would be $754.1 million, of which $530.5 million would be borne by KKR and carry pool participants and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their March 31, 2011 fair values, the clawback obligation would have been $73.5 million, of which $60.3 million is recorded in due from affiliates, $6.8 million is due from noncontrolling interest holders and $6.4 million is the obligation of KKR.

        The instruments governing certain of our private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the "net loss sharing provisions," certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of March 31, 2011, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $1,043.2 million as of March 31, 2011.

        Unlike the "clawback" provisions, the KKR Group Partnerships will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

        In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2011. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$13,303.6	$—	$—	$—	$13,303.6
Debt payment obligations(2)	171.4	—	817.6	500.0	1,489.0
Interest obligations on debt(3)	64.4	84.6	191.1	143.5	483.6
Lease obligations	34.7	64.0	67.2	166.9	332.8

Total	$13,574.1	$148.6	$1,075.9	$810.4	$15,609.0

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

(2)
Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns. Such financing arrangements include $796.4 million of financing provided through total return swaps and $192.6 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns and are not direct obligations of the general partners of our private equity funds or our management companies. Includes Senior Notes, which is presented gross of unamortized discount.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming no prepayments are made and the related debt is held until its final maturity date. Future interest rates have been calculated using rates in effect as of March 31, 2011, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

Off Balance Sheet Arrangements

        Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Consolidated Statement of Cash Flows

        The accompanying condensed consolidated statements of cash flows include the cash flows of our consolidated entities which, in particular, includes our consolidated funds despite the fact that we have only a minority economic interest in those funds. The assets of consolidated funds, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our condensed consolidated statements of cash flows. The primary cash flow activities of our consolidated funds involve: (i) raising capital from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds are treated as investment companies for accounting purposes, these cash flow amounts are included in our cash flows from operations.

Net Cash Provided by (Used in) Operating Activities

        Our net cash provided by (used in) operating activities was $1.6 billion and $0.2 billion during the three months ended March 31, 2011 and 2010, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $1.0 billion and $4.9 million during the three months ended March 31, 2011 and 2010, respectively; (ii) net realized gains (losses) on investments of $1.5 billion and $0.2 billion during the three months ended March 31, 2011 and 2010, respectively; and (iii) change in unrealized gains on investments of $1.0 billion and $2.1 billion during the three months ended March 31, 2011 and 2010, respectively. These amounts are reflected as operating activities in accordance with investment company accounting.

Net Cash Provided by (Used in) Investing Activities

        Our net cash provided by (used in) investing activities was $(30.1) million and $27.8 million during the three months ended March 31, 2011 and 2010, respectively. Our investing activities included the purchases of furniture, equipment and leasehold improvements of $0.3 million and $3.1 million, as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $(29.8) million and $30.9 million during the three months ended March 31, 2011 and 2010, respectively.

Net Cash Provided by (Used in) Financing Activities

        Our net cash provided by (used in) financing activities was $(1.2) billion $(0.2) billion during the three months ended March 31, 2011 and 2010, respectively. Our financing activities primarily included: (i) distributions net of contributions, made to noncontrolling interests, of $1.2 billion and $(0.6) billion during the three months ended March 31, 2011 and 2010, respectively; (ii) repayment of debt obligations net of proceeds received of $(728.1) million during the three months ended March 31, 2010, respectively; and (iii) distributions to, net of contributions by, our equity holders of $62.0 million and $21.8 million during the three months ended March 31, 2011 and 2010, respectively.

Critical Accounting Policies

        The preparation of our condensed consolidated financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of fees, expenses and investment income. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the unaudited condensed consolidated financial statements in the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions. Please see the notes to the condensed consolidated financial statements included elsewhere in this report for further detail regarding our critical accounting policies.

Principles of Consolidation

        Our policy is to consolidate (i) those entities in which we hold a majority voting interest or has majority ownership and control over significant operating, financial and investing decisions of the entity, including those private equity, fixed income, and capital solution oriented funds and their respective consolidated funds in which the general partner is presumed to have control, or (ii) entities determined to be variable interest entities ("VIEs") for which we are considered the primary beneficiary.

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

        The KKR funds are consolidated notwithstanding the fact that we have only a minority economic interest in those funds. The condensed consolidated financial statements reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated KKR funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors, are attributed to noncontrolling interests in the accompanying condensed consolidated financial statements. All of the management fees and certain other amounts earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to us or our partners' capital.

        Noncontrolling interests represent the ownership interests held by entities or persons other than us.

Fair Value of Investments

        The KKR Funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments in portfolio companies. Rather, KKR reflects their investments in Portfolio Companies at fair value with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations.

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

        Investments measured and reported at fair value are classified and disclosed in one of the following categories:

          Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include publicly-listed equities, publicly-listed derivatives, equity securities sold short, not yet purchased, and call options. In addition, securities sold, but not yet purchased and call options are included in Level I. We do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price. We classified 35.0% of total investments measured and reported at fair value as Level I at March 31, 2011.

          Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments which are generally included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives. We classified 7.9% of total investments measured and reported at fair value as Level II at March 31, 2011.

          Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private portfolio companies held through our private equity funds. We classified 57.1% of total investments measured and reported at fair value as Level III at March 31, 2011. The valuation of our Level III investments at March 31, 2011 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

        The majority of our private equity investments are valued utilizing unobservable pricing inputs. Management's determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management's best estimates after consideration of a variety of internal and external factors. We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market multiples approach that considers a specified financial measure (such as EBITDA) and recent public and private transactions and other available measures for valuing comparable companies. Other factors such as the applicability of a control premium or illiquidity discount, the presence of significant unconsolidated assets and liabilities and any favorable or unfavorable tax attributes are also considered in arriving at a market multiples valuation. The second methodology utilized is typically a discounted cash flow approach. In this approach, we incorporate significant assumptions and judgments in determining the most likely buyer, or market participant for a hypothetical sale, which might include an initial public offering, private equity investor, strategic buyer or a transaction consummated through a combination of any of the above. Estimates of assumed growth rates, terminal values, discount rates, capital structure and other factors are employed in this approach. The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two methodologies, adjusted for issues related to achieving liquidity including size, registration process, corporate governance structure, timing, an initial public offering discount and other factors, if applicable. As discussed above, we utilize several unobservable pricing inputs and assumptions in determining the fair value of our private equity investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions.

        Approximately 35.0%, or $13.3 billion, and 26.0%, or $9.5 billion, of the value of our investments were valued using quoted market prices, which have not been adjusted, as of March 31, 2011 and December 31, 2010, respectively.

        Approximately 65.0%, or $24.7 billion, and 74.0%, or $27.0 billion, of the value of our investments were valued in the absence of readily observable market prices as of March 31, 2011 and December 31, 2010, respectively. The majority of these investments were valued using internal models with significant unobservable market parameters and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable market prices had existed. Additional external factors may cause those values, and the values of investments for which readily observable market prices exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and partners' capital that we report from time to time.

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

        Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of March 31, 2011, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a 10% immediate change in net gains (losses) from the funds' investment activities (including carried interest when applicable), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. However, we estimate the impact that the consequential decrease in investment income would have on net income attributable to KKR would be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests.

        As of March 31, 2011, private equity investments which represented greater than 5% of the net assets of consolidated private equity funds included: (i) Dollar General valued at $3.5 billion; (ii) HCA Inc. valued at $2.9 billion; and (iii) Alliance Boots valued at $2.5 billion.

        The majority of the value of the investments in our consolidated fixed income funds were valued using observable market parameters, which may include quoted market prices, as of March 31, 2011 and March 31, 2010. Quoted market prices, when used, are not adjusted.

Revenue Recognition

        Fees consist primarily of (i) monitoring, consulting and transaction fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance vehicles, and separately managed accounts, and (iii) fees from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized in the period during which the related services are performed.

        KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of March 31, 2011, the amount subject to refund for which no liability has been recorded approximates $62.4 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

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

        Due to the consolidation of the majority of our funds, the portion of our funds' investment income that is allocable to our carried interests and capital investments is not shown in the condensed consolidated financial statements. Instead, the investment income that KKR retains in its net income, after allocating amounts to noncontrolling interests, represents the portion of its investment income that is allocable to us. Because the substantial majority of our funds are consolidated and because we hold only a minority economic interest in our funds' investments, our share of the investment income generated by our funds' investment activities is significantly less than the total amount of investment income presented in its condensed consolidated financial statements.

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

        Prior to October 1, 2009, certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. KKR principals are responsible for clawback obligations relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million.

        Carry distributions arising subsequent to October 1, 2009 are allocated generally to carry pool participants and KKR in accordance with the terms of the instruments governing the KKR Group Partnerships.

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

Recent Accounting Pronouncements

        During the three months ended March 31, 2011, there were no recently issued accounting pronouncements that were applicable and adopted by KKR.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There has been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 7, 2011.

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

        As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting:    There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        The section entitled "Litigation" appearing in Note 13 "Commitments and Contingencies" of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.    Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 7, 2011. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K and subsequent current reports filed with the SEC, which are accessible on the Securities and Exchange Commission's website at www.sec.gov.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

        According to the Secretary of the U.S. Department of the Treasury, the United States is expected to reach its current statutory debt limit by May 16, 2011, although it is possible for the Department of the Treasury to take extraordinary actions to delay the date by which such limit is reached for a finite period of time. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our funds and portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies and other assets held by our funds. Under such circumstances, the risks we face and any resulting adverse effects on our business, financial condition and results of operations would be significantly exacerbated, including those described under "Risk Factors—Risks Related to Our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition," "—Changes in the debt financing markets may negatively impact the ability of our private equity funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income," "—Adverse economic and market conditions may adversely affect our liquidity position, which could adversely affect our business operations in the future" and "—Risks Related to the Assets We Manage—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments" in our Annual Report on Form 10-K.

Our investments in real assets such as real estate and natural resources may expose us to increased risks and liabilities and may expose our unitholders to adverse tax consequences.

        Investments in real assets, which may include real estate, oil and gas properties and other natural resources, may expose us to increased risks and liabilities that are inherent in the ownership of real assets. For example, ownership of real assets in our funds or vehicles may increase our risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. Ownership of real assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs, for example with respect to compliance with zoning, environmental or other applicable laws.

In addition, investments in real assets may cause adverse tax consequences for certain non-U.S. unitholders regarding income effectively connected with the conduct of a U.S. trade or business and the imposition of certain tax withholding. Please see "Risk Factors—Risks Related to U.S. Taxation—Non-U.S. persons face unique U.S. tax issues from owning our common units that may result in adverse tax consequences to them" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Moreover, investments in real assets may also require all our unitholders to file tax returns and pay taxes in various state and local jurisdictions in the U.S. and abroad where our funds and investments own these real assets. Please see "Risk Factors—Risks Related to U.S. Taxation—Holders of our common units may be subject to state and local taxes and return filing requirements as a result of owning such common units" in our Annual Report on Form 10-K.

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
William J. Janetschek Chief Financial Officer (principal financial and accounting officer of KKR Management LLC)
DATE: May 5, 2011

INDEX TO EXHIBITS

        The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
10.1	Amended and Restated Credit Agreement, dated as of February 22, 2011, among Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., the other Borrowers from time to time party thereto, the Lenders from time to time party thereto, HSBC Securities (USA) Inc., as Arranger, and HSBC Bank plc, as Administrative Agent (the "Corporate Credit Agreement") (incorporated by reference to Exhibit 10.7 to the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).
10.2
Loan Party Guaranty, dated as of February 22, 2011, made by KKR Associates Millennium L.P., KKR Associates Millennium (Overseas), Limited Partnership, KKR Associates Europe, Limited Partnership, KKR Associates Europe II, Limited Partnership, KKR Associates 2006 L.P., KKR Associates 2006 (Overseas), Limited Partnership, KKR Associates Asia L.P., KKR Associates Europe III, Limited Partnership, KKR Associates E2 L.P., KKR Associates China Growth L.P., KKR & Co. L.P. and KKR Group Finance Co. LLC in favor of HSBC Bank plc, as administrative agent under the Corporate Credit Agreement (incorporated by reference to Exhibit 10.8 to the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).
10.3	Form of Grant Certificate.
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