Form 10-Q
period 2011-06-30
KKR & Co. L.P.
filed 2011-08-05
CIK 1404912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from              to             .

Commission File Number 001-34820

KKR & CO. L.P.

(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	26-0426107 (I.R.S. Employer Identification Number)

9 West 57th Street, Suite 4200

New York, New York 10019

Telephone: (212) 750-8300

(Address, zip code, and telephone number, including

area code, of registrant’s principal executive office.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 3, 2011, there were 222,531,607 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended June 30, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

In this report, references to “KKR,” “we,” “us,” “our” and “our partnership” refer to KKR & Co. L.P. and its consolidated subsidiaries. Prior to KKR & Co. L.P. becoming listed on the New York Stock Exchange (“NYSE”) on July 15, 2010, KKR Group Holdings L.P. consolidated the financial results of KKR Management Holdings L.P. and KKR Fund Holdings L.P. (together, the “KKR Group Partnerships”) and their consolidated subsidiaries.

References to “our Managing Partner” are to KKR Management LLC, which acts as our general partner and unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in KKR’s business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals in respect of the carried interest from KKR’s business as part of our “carry pool” and certain minority interests. References to our “principals” are to our senior employees and non-employee operating consultants who hold interests in KKR’s business through KKR Holdings L.P., which we refer to as “KKR Holdings”, and references to our “senior principals” are to principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors.

In this report, the terms “assets under management” or “AUM” represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s fixed income products; (iv) the value of outstanding structured finance vehicles and (v) the fair value of other assets managed by KKR. KKR’s definition of AUM is not based on any definition of AUM that is set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory requirements.

In this report, the terms “fee paying assets under management” or “FPAUM” represent only those assets under management from which KKR receives fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR’s fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest); and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

In this report, the terms “fee related earnings” or “FRE” is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent U.S. GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

In this report, the terms “economic net income” or “ENI” is a measure of profitability for KKR’s reportable segments and is comprised of: (i) FRE; plus (ii) segment investment income, which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income relating to noncontrolling interests; and (iii) the exclusion of income taxes.

You should note that our calculations of AUM, FPAUM, FRE and ENI may differ from the calculations of other investment managers and, as a result, our measurements of AUM, FPAUM, FRE and ENI may not be comparable to similar measures presented by other investment managers.

In this report, the term “GAAP” refers to generally accepted accounting principles in the United States.

Unless otherwise indicated, references in this report to our fully diluted common units outstanding, or to our common units outstanding on a fully diluted basis, reflect (i) actual common units outstanding, (ii) common units into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report and (iii) common units issuable pursuant to any equity awards actually issued under the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our “Equity Incentive Plan,” but do not reflect common units available for issuance pursuant to our Equity Incentive Plan for which grants have not yet been made.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	June 30,	December 31,
	2011	2010

Assets
Cash and Cash Equivalents	$933,479	$738,693
Cash and Cash Equivalents Held at Consolidated Entities	472,251	695,902
Restricted Cash and Cash Equivalents	92,792	60,482
Investments	38,578,531	36,449,770
Due from Affiliates	145,701	136,556
Other Assets	365,417	309,754
Total Assets	$40,588,171	$38,391,157

Liabilities and Equity
Debt Obligations	$1,530,056	$1,486,960
Due to Affiliates	42,136	18,047
Accounts Payable, Accrued Expenses and Other Liabilities	1,185,639	886,108
Total Liabilities	2,757,831	2,391,115

Commitments and Contingencies

Equity
KKR & Co. L.P. Partners’ Capital (222,531,607 and 212,770,091 common units issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	1,521,637	1,324,530
Accumulated Other Comprehensive Income	2,651	1,963
Total KKR & Co. L.P. Partners’ Capital	1,524,288	1,326,493
Noncontrolling Interests in Consolidated Entities	31,578,069	30,327,161
Noncontrolling Interests held by KKR Holdings L.P.	4,727,983	4,346,388
Total Equity	37,830,340	36,000,042
Total Liabilities and Equity	$40,588,171	$38,391,157

See accompanying notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Fees	$117,612	$87,070	$349,455	$193,101

Expenses
Compensation and Benefits	272,415	348,621	628,969	714,152
Occupancy and Related Charges	12,829	9,510	25,383	19,195
General, Administrative and Other	32,903	58,046	78,024	135,770
Fund Expenses	13,139	14,409	22,662	24,777
Total Expenses	331,286	430,586	755,038	893,894

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,319,089	1,031,568	3,806,298	3,318,121
Dividend Income	31,215	147,373	36,023	590,280
Interest Income	88,749	56,152	154,117	104,455
Interest Expense	(17,371)	(10,134)	(34,623)	(23,961)
Total Investment Income (Loss)	1,421,682	1,224,959	3,961,815	3,988,895

Income (Loss) Before Taxes	1,208,008	881,443	3,556,232	3,288,102

Income Taxes	25,605	31,283	56,388	44,735

Net Income (Loss)	1,182,403	850,160	3,499,844	3,243,367

Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	1,014,756	676,816	2,763,728	2,663,946
Less: Net Income (Loss) Attributable to Noncontrolling Interests Held by KKR Holdings L.P.	128,026	143,437	536,930	435,678

Net Income (Loss) Attributable to KKR & Co. L.P.	$39,621	$29,907	$199,186	$143,743

Distributions Declared per KKR & Co. L.P. Common Unit	$0.11	$0.08	$0.32	$0.16

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.18	$0.15	$0.92	$0.70
Diluted	$0.18	$0.15	$0.92	$0.70
Weighted Average Common Units Oustanding
Basic	219,188,351	204,902,226	216,349,760	204,902,226
Diluted	220,213,799	204,902,226	216,880,234	204,902,226

See accompanying notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

		KKR & Co. L.P.
			Accumulated	Noncontrolling	Noncontrolling
			Other	Interests in	Interests	Total
	Common	Partners’	Comprehensive	Consolidated	held by KKR	Comprehensive	Total
	Units	Capital	Income	Entities	Holdings L.P.	Income	Equity
Balance at January 1, 2011	212,770,091	$1,324,530	$1,963	$30,327,161	$4,346,388		$36,000,042
Comprehensive Income:
Net Income (Loss)	—	199,186		2,763,728	536,930	$3,499,844	3,499,844
Other Comprehensive Income- Currency Transation Adjustment			585	63	1,073	1,721	1,721
Total Comprehensive Income						$3,501,565
Contribution of Net Assets of previously Unconsolidated Entities	—	—	—	69,600	—		69,600
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	9,744,311	99,626	83	—	(99,709)		—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	—	1,377	20	—	—		1,397
Delivery of Common Units - Equity Incentive Plan	17,205	—
Equity-based Payments	—	4,351	—	—	258,324		262,675
Capital Contributions	—	—	—	1,852,572	4,006		1,856,578
Capital Distributions	—	(107,433)		(3,435,055)	(319,029)		(3,861,517)
Balance at June 30, 2011	222,531,607	$1,521,637	$2,651	$31,578,069	$4,727,983		$37,830,340

See accompanying notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$3,499,844	$3,243,367
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Non-Cash Equity Based Payments	262,675	478,811
Net Realized (Gains) Losses on Investments	(2,381,297)	(541,937)
Change in Unrealized (Gains) Losses on Investments	(1,425,001)	(2,776,184)
Other Non-Cash Amounts	(39,900)	(15,236)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	236,934	(188,437)
Change in Due from / to Affiliates	(15,643)	(114,489)
Change in Other Assets	(47,164)	(47,162)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	195,177	164,621
Investments Purchased	(3,594,906)	(2,693,757)
Cash Proceeds from Sale of Investments	5,508,976	2,543,732
Net Cash Provided (Used) by Operating Activities	2,199,695	53,329

Cash Flows from Investing Activities
Change in Restricted Cash and Cash Equivalents	(32,310)	30,067
Purchase of Furniture, Equipment and Leasehold Improvements	(1,117)	(4,729)
Net Cash Provided (Used) by Investing Activities	(33,427)	25,338

Cash Flows from Financing Activities
Distributions to Noncontrolling Interests in Consolidated Entities	(3,435,055)	(1,776,075)
Contributions from Noncontrolling Interests in Consolidated Entities	1,852,572	2,599,187
Distributions to KKR Holdings L.P.	(319,029)	(151,131)
Contributions from KKR Holdings L.P.	4,006	1,971
Distributions to Partners	(107,433)	(44,115)
Proceeds from Debt Obligations	42,992	148,000
Repayment of Debt Obligations	—	(911,386)
Deferred Financing Costs Incurred	(9,535)	—
Net Cash Provided (Used) by Financing Activities	(1,971,482)	(133,549)

Net Change in Cash and Cash Equivalents	194,786	(54,882)
Cash and Cash Equivalents, Beginning of Period	738,693	546,739
Cash and Cash Equivalents, End of Period	$933,479	$491,857

See accompanying notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$24,761	$61,969
Payments for Income Taxes	$47,780	$37,442
Supplemental Disclosures of Non-Cash Activities
Non-Cash Contributions of Equity Based Compensation from KKR Holdings L.P.	$262,675	$478,811
Restricted Stock Grant from Affiliate	$4,716	$—
Proceeds Due from Unsettled Investment Sales	$52,353	$2,542
Unsettled Purchase of Investments	$18,741	$39,375
Change in Contingent Carried Interest Repayment Guarantee	$13,885	$21,138
Unrealized Gains (Losses) on Foreign Exchange on Debt Obligations	$—	$6,260
Conversion of Interest Payable into Debt Obligations	$—	$2,100
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents Held at Consolidated Entities	$1,779	$2,643
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$99,709	$—
Net Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units including the effect of the tax receivable agreement	$1,397	$—
Contribution of Net Assets of previously Unconsolidated Entities
Investments	$57,722	$—
Cash and Cash Equivalents Held at Consolidated Entities	$11,504	$—
Due from Affiliates	$4,244	$—
Other Assets	$4,164	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$8,034	$—

See accompanying notes to condensed consolidated financial statements.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries (“KKR”), is a leading global investment firm that offers a broad range of investment management services to investors and provides capital markets services for the firm, its portfolio companies and clients. Led by Henry Kravis and George Roberts, KKR conducts business around the world, which provides a global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR operates as a single professional services firm and carries out its investment activities under the KKR brand name.

KKR & Co. L.P. was formed as a Delaware limited partnership on June 25, 2007 and its general partner is KKR Management LLC (the “Managing Partner”). KKR & Co. L.P. is the parent company of KKR Group Limited, which is the non-economic general partner of KKR Group Holdings L.P. (“Group Holdings”), and KKR & Co. L.P. is the sole limited partner of Group Holdings. Group Holdings holds a controlling economic interest in each of (i) KKR Management Holdings L.P. (“Management Holdings”) through KKR Management Holdings Corp., a Delaware corporation which is a domestic corporation for U.S. federal income tax purposes, and (ii) KKR Fund Holdings L.P. (“Fund Holdings” and together with Management Holdings, the “KKR Group Partnerships”) directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company which is a disregarded entity for U.S federal income tax purposes. Group Holdings also owns certain economic interests in Management Holdings through a wholly owned Delaware corporate subsidiary of KKR Management Holdings Corp. and certain economic interests in Fund Holdings through a Delaware partnership of which Group Holdings is the general partner with a 99% economic interest and KKR Management Holdings Corp. is a limited partner with a 1% economic interest. KKR & Co. L.P., through its controlling economic interests in the KKR Group Partnerships, is the holding partnership for the KKR business.

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR’s principals through KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of June 30, 2011, KKR & Co. L.P. held 32.6% of the KKR Group Partnership Units and KKR’s principals held 67.4% of the KKR Group Partnership Units through KKR Holdings. From time to time, the percentage ownership in the KKR Group Partnerships will change as KKR Holdings and/or principals exchange KKR Group Partnership Units for KKR & Co. L.P. common units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the KKR & Co. L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries. KKR Holdings’ ownership interest in the KKR Group Partnerships is reflected as noncontrolling interests held by KKR Holdings in the accompanying condensed consolidated financial statements.

References in the accompanying condensed consolidated financial statements to KKR’s “principals” are to KKR’s senior executives and non-employee operating consultants who hold interests in KKR’s business through KKR Holdings, including those principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors (the “Senior Principals”).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of fees, expenses and investment income during the reporting periods. Such estimates include but are not limited to the valuation of investments and financial instruments. Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.

Consolidation

General

KKR consolidates (i) those entities in which it holds a majority voting interest or has majority ownership and control over significant operating, financial and investing decisions of the entity, including those private equity and other investment funds (the “KKR Funds”) in which KKR, as general partner, is presumed to have control, or (ii) entities determined to be variable interest entities (“VIEs”) for which KKR is considered the primary beneficiary.

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

The KKR Funds are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds. KKR’s condensed consolidated financial statements reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated KKR Funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors, are attributed to noncontrolling interests in consolidated entities in the accompanying condensed consolidated financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR’s attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners’ capital.

The KKR Funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments in portfolio companies (“Portfolio Companies”). Rather, KKR reflects their investments in Portfolio Companies at fair value as described below.

All intercompany transactions and balances have been eliminated.

Variable Interest Entities

KKR consolidates all VIEs in which it is considered the primary beneficiary. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest under GAAP. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The consolidation rules which were revised effective January 1, 2010 require an analysis to (a) determine whether an entity in which KKR has a variable interest is a VIE and (b) whether KKR’s involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests unrelated to the holding of equity interests, would give it a controlling financial interest under GAAP. Performance of that analysis requires the exercise of judgment. Where KKR has an interest in an entity that has qualified for the deferral of the consolidation rules, the analysis is based on consolidation rules prior to January 1, 2010. These rules require an analysis to (a) determine whether an entity in which KKR has a variable interest is a VIE and (b) whether KKR’s involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests would be expected to absorb a majority of the variability of the entity. Under both guidelines, KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether KKR is the primary beneficiary, KKR evaluates its economic interests in the entity held either directly by KKR or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that KKR is not the primary beneficiary, a quantitative analysis may also be performed.

Investments and redemptions (either by KKR, affiliates of KKR or third parties) or amendments to the governing documents of the respective entities could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, KKR assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly. KKR’s accounting conclusion under the existing consolidation rules determined that effective January 1, 2011, KKR became the primary beneficiary of certain entities and consolidated such entities that were previously unconsolidated prior to that date.

As of June 30, 2011 and December 31, 2010, the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2011	December 31, 2010
Investments	$47,834	$35,867
Due from Affiliates, net	1,359	3,225
Maximum Exposure to Loss	$49,193	$39,092

For those unconsolidated VIEs that are funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. As of and for the six months ended June 30, 2011, KKR did not provide any support other than its obligated amount.

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. Accordingly, disaggregation of KKR’s involvement with VIEs would not provide more useful information.

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

Investments and other financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The type of investments and other financial instruments included in Level I include publicly-listed equities, publicly-listed derivatives, equity securities sold, but not yet purchased and call options. KKR does not adjust the quoted price for these investments, even in situations where KKR holds a large position and a sale could reasonably affect the quoted price.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is generally determined through the use of models or other valuation methodologies. Investments and other financial instruments which are included in this category generally include corporate credit investments, convertible debt securities indexed to publicly-listed securities, corporate credit securities sold, but not yet purchased and certain over-the-counter derivatives.

Level III—Pricing inputs are unobservable for the asset or liability and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private Portfolio Companies held directly through the KKR Funds.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. KKR’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

In cases where an investment or financial instrument is measured and reported at fair value is transferred into or out of Level III of the fair value hierarchy, KKR accounts for the transfer at the end of the reporting period.

For certain investments and other financial instruments, KKR has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. KKR has applied the fair value option for certain loans and certain investments in debt and equity securities, that otherwise would not have been carried at fair value, with gains and losses recorded in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Loans, debt and equity securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity and fixed income investments. Interest income on interest bearing loans and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. Further disclosure is presented in Note 5 “Fair Value Measurements”.

The carrying amount of cash and cash equivalents, cash and cash equivalents held at consolidated entities, restricted cash and cash equivalents, due from / to affiliates, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. KKR’s debt obligations except for KKR’s Senior Notes bear interest at floating rates and therefore fair value approximates carrying value. Further information on KKR’s Senior Notes is presented in Note 8, “Debt Obligations.”

Investments

Investments consist primarily of private equity, fixed income, and other investments. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, “Investments.”

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

Fixed Income

Fixed income investments consist of investments in high yield bonds, syndicated bank loans, and interests in collateralized loan obligations. These investments are valued at the mean of the “bid” and “asked” prices obtained from third party pricing services. In the event that third party pricing service quotations are unavailable, values are obtained from dealers or market makers, and where those values are not available, fixed income investments are valued by KKR or KKR may engage a third party valuation firm to assist in such valuations.

Derivatives

Derivative financial instruments include foreign currency forward and options contracts, total rate of return swap contracts and credit default swap contracts. All derivatives are recognized as either assets or liabilities in the condensed consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. KKR’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.

Noncontrolling Interests

Noncontrolling Interests in Consolidated Entities

Net income (loss) attributable to noncontrolling interests in consolidated entities represents the ownership interests that third parties hold in entities that are consolidated. The allocable share of income and expense attributable to those interests are accounted for as net income (loss) attributable to noncontrolling interests in consolidated entities.

Noncontrolling Interests held by KKR Holdings

Noncontrolling interests attributable to KKR Holdings include economic interests held by KKR’s principals in the KKR Group Partnerships. KKR’s principals receive financial benefits from KKR’s business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These profit based cash amounts are not paid by KKR and are borne by KKR Holdings.

Income of KKR after allocation to noncontrolling interests in consolidated entities, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which are the equity holders of the KKR Group Partnerships during the period. However, the contribution of certain expenses borne entirely by KKR Holdings as well as the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units causes the equity allocations shown in the condensed consolidated statement of changes in equity to differ from their respective pro-rata ownership interests in KKR’s net assets.

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

For the three and six months ended June 30, 2011 and 2010, fees consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Monitoring and Consulting Fees	$48,486	$27,007	$162,230	$52,343
Transaction Fees	34,162	36,608	120,827	88,402
Management Fees	18,818	15,105	38,239	31,506
Incentive Fees	16,146	8,350	28,159	20,850
Total Fees	$117,612	$87,070	$349,455	$193,101

Monitoring and Consulting Fees

Monitoring fees are earned by KKR for services provided to Portfolio Companies and are recognized as services are rendered. These fees are paid based on a fixed periodic schedule by the Portfolio Companies either in advance or in arrears and are separately negotiated for each Portfolio Company.

In connection with the monitoring of Portfolio Companies and certain unconsolidated funds, KKR receives reimbursement for certain expenses incurred on behalf of these entities. Costs incurred in monitoring these entities are classified as general, administrative and other expenses and reimbursements of such costs are classified as monitoring fees. These reimbursements amounted to $3,661 and $6,506 for the three months ended June 30, 2011 and 2010, respectively and $14,263 and $9,598 for the six months ended June 30, 2011 and 2010, respectively.

Consulting fees are earned by certain consolidated entities for other consulting services provided to Portfolio Companies and other companies and are recognized as the services are rendered. These fees are separately negotiated with each Portfolio Company for which services are provided.

Transaction Fees

Transaction fees are earned by KKR primarily in connection with successful private equity and other investment transactions and capital markets activities. Transaction fees are recognized upon closing of the transaction. Fees are typically paid on or around the closing of a transaction.

In connection with pursuing successful Portfolio Company investments, KKR receives reimbursement for certain transaction-related expenses. Transaction-related expenses, which are reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Other Assets on the condensed consolidated statements of financial condition on the date incurred. The costs of successfully completed transactions are borne by the KKR Funds and included as a component of the investment’s cost basis. Subsequent to closing, investments are recorded at fair value each reporting period as described in the section above titled “Investments”. Upon reimbursement from a third party, the cash receipt is recorded and the deferred amounts are relieved. No fees or expenses are recorded for these reimbursements.

Management Fees

Management fees are earned by KKR for management services provided to private equity funds, other investment funds, structured finance vehicles, separately managed accounts and a specialty finance company which are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement. Management fees earned from private equity funds and certain investment vehicles are based upon a percentage of capital committed during the investment period, and thereafter based on remaining invested capital. For certain other investment vehicles, structured finance vehicles, separately managed accounts and a specialty finance vehicle, management fees are recognized in the period during which the related services are performed and are based upon the net asset value, gross assets or as otherwise defined in the respective agreements.

Management fees received from consolidated KKR Funds are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR’s allocated share of the net income from consolidated KKR Funds is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not have an effect on the net income attributable to KKR or KKR partners’ capital.

Incentive Fees

KKR’s management agreement with a specialty finance company entitles KKR to quarterly incentive fees. The incentive fees are calculated and paid quarterly in arrears and are not subject to any hurdle or clawback provisions. The management agreement with the specialty finance company was renewed on January 1, 2011 and will automatically be renewed for successive one-year terms following December 31, 2011 unless the agreement is terminated in accordance with its terms.

Compensation and Benefits

Compensation and Benefits expense includes cash compensation consisting of salaries, bonuses, and benefits. In addition, Compensation and Benefits expense also includes equity-based payments consisting of charges associated with the vesting of equity-based awards and carry pool allocations.

All KKR principals and other employees of certain consolidated entities receive a base salary that is paid by KKR, or its consolidated entities, and is accounted for as Compensation and Benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are funded by KKR and certain consolidated entities and result in customary Compensation and Benefits expense, cash bonuses that are paid to certain of KKR’s most senior employees are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested units in KKR Holdings, this excess is funded by KKR Holdings and reflected in Compensation and Benefits in the condensed consolidated statements of operations.

Further disclosure regarding equity-based payments is presented in Note 10 “Equity-based Payments.”

Carried Interests

Carried interests entitle the general partner of a fund to a greater allocable share of the fund’s earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests’ attributable share of those earnings. Amounts earned pursuant to carried interests are included as investment income in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations and are earned by the general partner of those funds to the extent that cumulative investment returns are positive. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reduced and reflected as investment losses. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR’s private equity funds, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. Carried interest recognized amounted to approximately $201.4 million and $229.5 million for the three months ended June 30, 2011 and 2010, respectively, and $533.5 million and $552.7 million for the six months ended June 30, 2011 and 2010, respectively.

The agreements governing KKR’s private equity funds generally include a “clawback” or, in certain instances, a “net loss sharing” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. See Note 13 “Commitments and Contingencies”.

Exchange Agreement

The exchange agreement provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. L.P. common units.

Tax Receivable Agreement

Certain exchanges of KKR Group Partnership Units from KKR Holdings or transferees of its KKR Group Partnership Units pursuant to KKR’s exchange agreement is expected to result in an increase in KKR Management Holdings Corp.’s and its corporate subsidiary’s share of the tax basis of the tangible and intangible assets of Management Holdings, a portion of which is attributable to the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and therefore reduce the amount of income tax that our intermediate holding companies would otherwise be required to pay in the future. KKR & Co. L.P. entered into a tax receivable agreement with KKR Holdings pursuant to which our intermediate holding companies will be required to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to payments under the tax receivable agreement. Although KKR is not aware of any issue that would cause the IRS to challenge a tax basis increase, neither KKR Holdings nor its transferees will reimburse KKR for any payments previously made under the tax receivable agreement if such tax basis increase, or the benefits of such increases, were successfully challenged. No payments have been made under the tax receivable agreement for the three and six months ended June 30, 2011.

KKR records any changes in basis as a deferred tax asset and the liability for any corresponding payments as amounts due to affiliates, with a corresponding net adjustment to equity at the time of exchange. KKR records any benefit of the reduced income tax our intermediate holding company may recognize as such benefit is recognized.

Recently Issued Accounting Pronouncements

During the three and six months ended June 30, 2011, there were no recently issued accounting pronouncements that were applicable and adopted by KKR.

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

The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Realized Gains (Losses)	Net Unrealized Gains (Losses)	Realized Gains (Losses)	Net Unrealized Gains (Losses)	Realized Gains (Losses)	Net Unrealized Gains (Losses)	Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$853,553	$534,772	$309,831	$512,970	$2,331,025	$1,570,360	$524,347	$2,393,578
Fixed Income and Other (a)	14,642	(11,569)	27,162	(92,475)	50,079	24,186	49,600	(45,082)
Foreign Exchange Contracts (b)	—	(54,847)	(18,447)	285,904	7,887	(148,833)	(17,293)	437,052
Foreign Currency Options (b)	—	(4,733)	—	1,910	—	(12,992)	—	(4,805)
Securities Sold Short (b)	(2,114)	2,912	(6,824)	13,953	(9,473)	6,165	(11,581)	9,826
Other Derivative Liabilities (b)	—	—	—	—	—	—	(2,115)	2,115
Contingent Carried Interest Repayment Guarantee (c)	—	(13,885)	—	(1,981)	—	(13,885)	—	(21,138)
Debt Obligations (d)	—	—	—	1,187	—	—	—	6,260
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents held at Consolidated Entities (e)	358	—	—	(1,622)	1,779	—	(1,021)	(1,622)
Total Net Gains (Losses) from Investment Activities	$866,439	$452,650	$311,722	$719,846	$2,381,297	$1,425,001	$541,937	$2,776,184

(a)                                  See Note 4 “Investments”.

(b)                                 See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities”.

(c)                                  See Note 13 “Commitments and Contingencies”.

(d)                                 See Note 8 “Debt Obligations”.

(e)                                  See Statement of Cash Flows Supplemental Disclosures.

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Private Equity	$36,368,939	$34,642,166	$31,440,358	$31,283,226
Fixed Income	1,946,114	1,633,290	1,809,933	1,486,782
Other	263,478	174,314	242,869	174,595
	$38,578,531	$36,449,770	$33,493,160	$32,944,603

As of June 30, 2011 and December 31, 2010, Investments totaling $5,768,496, and $5,422,172, respectively, were pledged as direct collateral against various financing arrangements. See Note 8 “Debt Obligations.”

Private Equity

The following table presents KKR’s private equity investments at fair value. The classifications of the private equity investments are based on its primary business and its primary locations.

	Fair Value		Fair Value as a Percentage of Total
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

North America
Retail	$5,656,301	$5,419,908	15.6%	15.6%
Healthcare	4,531,310	4,163,435	12.5%	12.0%
Financial Services	2,616,180	2,625,310	7.2%	7.6%
Media	1,586,183	1,210,655	4.4%	3.5%
Energy	1,552,554	870,450	4.3%	2.5%
Consumer Products	1,273,300	779,921	3.5%	2.3%
Technology	908,362	899,939	2.5%	2.6%
Education	805,535	710,766	2.2%	2.1%
Chemicals	375,545	426,527	1.0%	1.2%
Hotels/Leisure	—	6,232	0.0%	0.1%

North America Total	19,305,270	17,113,143	53.2%	49.5%

Europe
Healthcare	2,850,936	2,761,078	7.8%	8.0%
Technology	2,229,868	2,281,137	6.1%	6.6%
Manufacturing	2,189,993	2,493,885	6.0%	7.2%
Retail	1,009,134	1,221,768	2.8%	3.5%
Telecom	877,259	863,195	2.4%	2.5%
Media	821,145	708,916	2.3%	2.0%
Services	407,941	266,063	1.1%	0.8%
Consumer Products	270,511	249,395	0.7%	0.7%
Recycling	237,527	218,277	0.7%	0.6%

Europe Total	10,894,314	11,063,714	29.9%	31.9%

Asia - Pacific
Technology	2,337,797	2,852,393	6.5%	8.2%
Consumer Products	1,435,465	1,192,052	3.9%	3.4%
Financial Services	695,082	620,942	1.9%	1.9%
Services	341,350	286,523	0.9%	0.8%
Manufacturing	320,427	297,270	0.9%	0.9%
Media	289,332	619,772	0.8%	1.8%
Telecom	257,495	257,969	0.7%	0.7%
Recycling	253,668	165,399	0.7%	0.5%
Transportation	122,755	49,391	0.3%	0.1%
Retail	74,714	82,336	0.2%	0.2%
Energy	41,270	41,262	0.1%	0.1%

Asia - Pacific, Total	6,169,355	6,465,309	16.9%	18.6%

Private Equity Investments	$36,368,939	$34,642,166	100.0%	100.0%

As of June 30, 2011 and December 31, 2010 private equity investments which represented greater than 5% of total private equity investments included:

	Fair Value
	June 30, 2011	December 31, 2010
Dollar General	$3,735,508	3,377,971
HCA	2,780,227	2,429,808
Alliance Boots	2,539,961	2,468,283
	$9,055,696	$8,276,062

The majority of the securities underlying KKR’s private equity investments represent equity securities. As of June 30, 2011 and December 31, 2010, the aggregate amount of investments that were other than equity securities amounted to $1,775,904 and $1,986,160, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of June 30, 2011 and December 31, 2010.

Assets, at fair value:

	June 30, 2011
	Level I	Level II	Level III	Total
Private Equity	$13,403,538	$1,900,167	$21,065,234	$36,368,939
Fixed Income	19,013	988,157	938,944	1,946,114
Other	57,877	124,133	81,468	263,478
Total Assets	$13,480,428	$3,012,457	$22,085,646	$38,578,531

	December 31, 2010
	Level I	Level II	Level III	Total
Private Equity	$9,386,259	$2,083,110	$23,172,797	$34,642,166
Fixed Income	—	967,276	666,014	1,633,290
Other	75,596	53,530	45,188	174,314
Total Investments	9,461,855	3,103,916	23,883,999	36,449,770

Foreign Exchange Forward Contracts	—	58,986	—	58,986
Foreign Currency Options	—	1,530	—	1,530
Total Assets	$9,461,855	$3,164,432	$23,883,999	$36,510,286

Liabilities, at fair value:

	June 30, 2011
	Level I	Level II	Level III	Total

Foreign Exchange Forward Contracts	$—	$89,847	$—	$89,847
Foreign Currency Options	—	11,462	—	11,462
Securities Sold, Not Yet Purchased	61,575	4,165	—	65,740
Total Liabilities	$61,575	$105,474	$—	$167,049

	December 31, 2010
	Level I	Level II	Level III	Total
Securities Sold, Not Yet Purchased	89,820	2,006	—	91,826
Total Liabilities	$89,820	$2,006	$—	$91,826

The following table summarizes Level III investments and other financial instruments by valuation methodology as of June 30, 2011:

	June 30, 2011
	Private Equity	Fixed Income	Other	Total Level III Holdings
Third-Party Fund Managers	0.0%	0.5%	0.0%	0.5%
Public/Private Company Comparables and Discounted Cash Flows	95.5%	3.6%	0.4%	99.5%
Total	95.5%	4.1%	0.4%	100.0%

The following tables summarize changes in private equity, fixed income, and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$20,693,694	$924,475	$87,775	$21,705,944
Transfers In	—	39,192	—	39,192
Transfers Out	(289,332)	—	—	(289,332)
Purchases	697,086	99,009	1,441	797,536
Sales	(900,397)	(46,775)	(4,867)	(952,039)
Settlements	—	(88,728)	—	(88,728)
Net Realized Gains (Losses)	412,258	(470)	210	411,998
Net Unrealized Gains (Losses)	451,925	12,241	(3,091)	461,075
Balance, End of Period	$21,065,234	$938,944	$81,468	$22,085,646

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$909,987	$22,765	$(2,881)	$929,871

The Transfers Out noted in the table above for private equity investments represents the sale of a Portfolio Company during the period with consideration received partially in the form of the publicly-listed equity of the acquiring entity.

The Transfers In noted above for fixed income investments are principally attributable to certain corporate credit investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

	Three Months Ended June 30, 2010
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$20,789,588	$352,382	$41,027	$21,182,997
Transfers In	—	—	—	—
Transfers Out	—	—	—	—
Purchases	738,584	62,544	4,276	805,404
Sales	—	(11,862)	(4,774)	(16,636)
Net Realized Gains (Losses)	(121,712)	1,117	3,333	(117,262)
Net Unrealized Gains (Losses)	828,947	2,286	(6,889)	824,344
Balance, End of Period	$22,235,407	$406,467	$36,973	$22,678,847

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$707,235	$1,613	$(2,702)	$706,146

	Six Months Ended June 30, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$23,172,797	$666,014	$45,188	$23,883,999
Transfers In	—	128,641	—	128,641
Transfers Out	(4,622,552)	—	(3,830)	(4,626,382)
Purchases	1,487,575	257,343	44,345	1,789,263
Sales	(1,718,759)	(62,113)	(4,867)	(1,785,739)
Settlements	—	(88,728)	—	(88,728)
Net Realized Gains (Losses)	987,243	271	210	987,724
Net Unrealized Gains (Losses)	1,758,930	37,516	422	1,796,868
Balance, End of Period	$21,065,234	$938,944	$81,468	$22,085,646

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$1,389,830	$48,235	$485	$1,438,550

The Transfers Out noted in the table above for private equity investments represents the sale of a Portfolio Company during the period with consideration received partially in the form of the publicly-listed equity of the acquiring entity.

The Transfers In noted above for fixed income investments are principally attributable to certain corporate credit investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

	Six Months Ended June 30, 2010
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$19,324,961	$77,640	$14,435	$19,417,036
Transfers In	—	181,846	730	182,576
Transfers Out	—	—	—	—
Purchases	1,749,362	149,132	6,964	1,905,458
Sales	(700,000)	(15,447)	(4,774)	(720,221)
Net Realized Gains (Losses)	(122,876)	1,171	3,333	(118,372)
Net Unrealized Gains (Losses)	1,983,960	12,125	16,285	2,012,370
Balance, End of Period	$22,235,407	$406,467	$36,973	$22,678,847

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$1,826,084	$14,434	$17,498	$1,858,016

The Transfers In noted in the table above for fixed income and other investments are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There were no significant transfers between Level I and Level II during the three and six months ended June 30, 2011 and 2010.

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

For the three and six months ended June 30, 2011 and 2010, basic and diluted earnings per common unit were calculated as follows:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income (Loss) Attributable to KKR & Co. L.P.	$39,621	$39,621	$29,907	$29,907	$199,186	$199,186	$143,743	$143,743

Net Income Attributable to KKR & Co. L.P. Per Common Unit	$0.18	$0.18	$0.15	$0.15	$0.92	$0.92	$0.70	$0.70

Total Weighted-Average Common Units Outstanding	219,188,351	220,213,799	204,902,226	204,902,226	216,349,760	216,880,234	204,902,226	204,902,226

For the three and six months ended June 30, 2011 and 2010, KKR Holdings units have been excluded from the calculation of diluted earnings per common unit given that the exchange of these units would proportionally increase KKR & Co. L.P.’s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other assets consist of the following:

	June 30, 2011	December 31, 2010
Interest Receivable	$101,372	$83,577
Unsettled Investment Trades(a)	63,629	10,695
Fixed Assets, net(b)	46,881	49,260
Intangible Asset, net(c)	26,205	28,099
Receivables	24,622	17,787
Deferred Financing Costs	17,743	8,272
Prepaid Expenses	8,889	8,473
Deferred Tax Assets	6,940	6,831
Deferred Transaction Costs	22,287	7,199
Refundable Security Deposits	8,394	5,886
Foreign Currency Options(d)	—	1,530
Foreign Exchange Forward Contracts (e)	—	58,986
Other	38,455	23,159
	$365,417	$309,754

(a)                                  Represents amounts due from third parties for investments sold for which cash has not been received.

(b)                                 Net of accumulated depreciation and amortization of $78,421 and $72,389 as of June 30, 2011 and December 31, 2010, respectively. Depreciation and amortization expense totaled $2,639 and $3,762 for the three months ended June 30, 2011 and 2010, respectively and $5,309 and $6,200 for the six months ended June 30, 2011 and 2010.

(c)                                  Net of accumulated amortization of $11,681 and $9,787 as of June 30, 2011 and December 31, 2010, respectively. Amortization expense totaled $947 for the three months ended June 30, 2011 and 2010 and $1,894 for the six months ended June 30, 2011 and 2010.

(d)                                 Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at December 31, 2010 was $19,705. The fair value of these instruments as of June 30, 2011 is an unrealized loss of $11,462 and is reported in Accounts Payable, Accrued Expenses and Other Liabilities.

(e)                                  Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The fair value of these instruments as of June 30, 2011 is an unrealized loss of $89,847 and is reported in Accounts Payable, Accrued Expenses and Other Liabilities. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments.

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2011	December 31, 2010
Amounts Payable to Carry Pool(a)	$654,361	$520,213
Unsettled Investment Trades(b)	96,438	74,779
Interest Payable	97,507	93,422
Foreign Exchange Forward Contracts (c)	89,847	—
Accrued Compensation and Benefits	82,047	17,480
Securities Sold, Not Yet Purchased(d)	65,740	91,826
Accounts Payable and Accrued Expenses	45,259	51,669
Deferred Tax Liabilities	19,026	31,610
Other Payables	13,524	—
Foreign Currency Options(e)	11,462	—
Deferred Revenue	9,741	3,322
Taxes Payable	687	1,787
	$1,185,639	$886,108

(a)                                  Represents the amount of carried interest payable to KKR’s principals, other professionals and selected other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest. See Note 10 “Equity Based Payments”.

(b)                                 Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(c)                                  Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. The fair value of these instruments as of December 31, 2010 was an unrealized gain of $58,986 and was reported in Other Assets. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments.

(d)                                 Represents securities sold short, which are obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying Statements of Operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at June 30, 2011 and December 31, 2010 were $62,028 and $81,949, respectively.

(e)                                  Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at June 30, 2011 was $19,705. The fair value of these instruments as of December 31, 2010 was an unrealized gain of $1,530 and was reported in Other Assets.

8. DEBT OBLIGATIONS

Debt obligations consist of the following:

	June 30, 2011	December 31, 2010
Investment Financing Arrangements	$1,031,980	$988,988
Senior Notes	498,076	497,972
	$1,530,056	$1,486,960

Investment Financing Arrangements

Certain of KKR’s investment vehicles have entered into financing arrangements with major financial institutions generally, in connection with specific investments with the objective of enhancing returns. These financing arrangements are generally not direct obligations of the general partners of KKR’s investment vehicles or its management companies.

Approximately $796.4 million of financing was structured through the use of total return swaps which effectively convert third party capital contributions into borrowings of KKR. These total return swaps mature between October 2012 and February 2015. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral plus accrued interest, under the terms of certain of these financing arrangements. As of June 30, 2011, the per annum rates of interest payable for the financings range from three-month LIBOR plus 1.75% to three-month LIBOR plus 2.50% (rates ranging from 2.0% to 2.75%). On May 4, 2011, the terms of one of the total return swaps were amended to extend the maturity, so that the total return swaps now expire in October 2012 and the per annum rate of interest was increased from LIBOR plus 1.35% to LIBOR plus 2.50%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

Approximately $182.2 million of financing was structured through the use of a syndicated term loan and a revolving credit facility (the “Term Facility”) that matures in August 2014. The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest is the greater of the 5-year interest rate swap rate plus 1.75% or 4.65% for periods from March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity, the interest rate is equal to one year LIBOR plus 1.75%. The interest rate at June 30, 2011 on the borrowings outstanding was 4.65%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In April 2011, one of KKR’s private equity investment vehicles entered into a revolving credit facility with a major financial institution (the “Revolver Facility”) with respect to a specific private equity investment.  The Revolver Facility provides for up to $50.1 million of financing and matures on the first anniversary of the agreement.  Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral.  KKR has the option to extend the agreement for an additional two years provided the value of the investment meets certain defined financial ratios.  In addition, KKR may request to increase the commitment to the Revolver Facility up to $75.1 million, subject to lender approval and provided the value of the investment meets certain defined financial ratios. The per annum rate of interest for each borrowing under the Revolver Facility is equal to the Hong Kong interbank market (“HIBOR”) rate plus 3.75% The interest rate at June 30, 2011 on the borrowings outstanding was 4.07%.  As of June 30, 2011, $39.9 million of borrowings were outstanding under the Revolver Facility. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In November 2010, a KKR investment vehicle entered into a five-year revolving credit agreement with a syndicate of lenders (the “Natural Resources Investment Credit Agreement”), which expires November 15, 2011. The Natural Resources Investment Credit Agreement was amended on May 13, 2011 to, among other things, decrease the credit facility commitment from $28.1 million to $26.8 million.  The Natural Resources Investment Credit Agreement now provides for up to $26.8 million of non-recourse, asset-based revolving credit subject to availability under a borrowing base determined by the value of certain specific assets pledged as collateral security for obligations under the agreement.

Based on the level of certain assets in the investment vehicle, as of June 30, 2011, KKR had availability under the facility of $17.9 million of which $13.5 million of borrowings were outstanding. As of June 30, 2011, the interest rates on borrowings outstanding under the Natural Resources Investment Credit Agreement ranged from 2.69% to 2.91%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

During May 2011, a KKR investment vehicle entered into a $200.0 million non-recourse multi-currency three-year revolving credit agreement that bears interest at LIBOR plus 2.75% (the “Mezzanine Investment Credit Agreement”). The Mezzanine Investment Credit Agreement is expected to be used to manage timing differences between capital calls from limited partners in the investment vehicle and funding of investment opportunities and to borrow in foreign currencies for the purpose of hedging the foreign currency risk of non-U.S. dollar investments. As of June 30, 2011, no borrowings were outstanding under the Mezzanine Investment Credit Agreement. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

Senior Notes

On September 29, 2010, KKR Group Finance Co. LLC (the “Issuer”), a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 6.375% Senior Notes (the “Senior Notes”), which were issued at a price of 99.584%. The Senior Notes are unsecured and unsubordinated obligations of the Issuer and will mature on September 29, 2020, unless earlier redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.

The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the Senior Notes was $8.0 million and $16.0 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2011, the fair value of the Senior Notes was $541.5 million.

The indenture, as supplemented by a first supplemental indenture, relating to the Senior Notes includes covenants, including limitations on the Issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Senior Notes may declare the Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Senior Notes and any accrued and unpaid interest on the Senior Notes automatically becomes due and payable. All or a portion of the Senior Notes may be redeemed at the Issuer’s option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Senior Notes. If a change of control repurchase event occurs, the Senior Notes are subject to repurchase by the Issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the Senior Notes repurchased plus any accrued and unpaid interest on the Senior Notes repurchased to, but not including, the date of repurchase.

KKR Revolving Credit Agreements

Corporate Credit Agreement

On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the “Corporate Credit Agreement”). The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit.

On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement (the “Amended and Restated Corporate Credit Agreement”) such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes became guarantors of the Amended and Restated Corporate Credit Agreement, together with certain general partners of our private equity funds.

On June 3, 2011, the Amended and Restated Corporate Credit Agreement was amended to admit a new lender,

subject to the same terms and conditions, to provide a commitment of $50 million. This commitment has increased the availability for borrowings under the credit facility to $750 million. As of and for the six months ended June 30, 2011, no borrowings were outstanding under the Amended and Restated Corporate Credit Agreement.

KCM Credit Agreement

On February 27, 2008, KKR Capital Markets Holdings L.P. (“KKR Capital Markets”) entered into a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. As of and for the six months ended June 30, 2011, no borrowings were outstanding under the KCM Credit Agreement.

Principal Credit Agreement

In June 2007, KKR PEI Investments L.P., (the “KPE Investment Partnership”) entered into a five-year revolving credit agreement, expiring in June 2012, with a syndicate of lenders (the “Principal Credit Agreement”). The Principal Credit Agreement provides for up to $925.0 million of senior secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. During May 2011, KKR made an offer for the outstanding commitments under the Principal Credit Agreement resulting in $285.0 million in commitments being assigned to a KKR subsidiary.  As of June 30, 2011, a wholly-owned subsidiary of KKR holds $350.0 million of commitments which has effectively reduced KKR’s availability under the Principal Credit Agreement on a consolidated basis to $575.0 million. As of and for the six months ended June 30, 2011, no borrowings were outstanding under the Principal Credit Agreement.

Foreign currency adjustments related to these borrowings during the three and six months ended June 30, 2010 are recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for foreign currency adjustments related to these borrowings.

9. INCOME TAXES

The KKR Group Partnerships and certain of its subsidiaries are treated as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to the New York City unincorporated business tax or non-U.S. income taxes. In addition, certain of the wholly owned subsidiaries of KKR are subject to federal, state and local income taxes.

KKR’s effective tax rate was 2.12% and 3.55% for the three months ended June 30, 2011 and 2010, respectively, and 1.59% and 1.36% for the six months ended June 30, 2011 and 2010, respectively. KKR’s income tax provision was $25,605 and $31,283 for the three months ended June 30, 2011 and 2010, respectively and $56,388 and $44,735 for the six months ended June 30, 2011 and 2010, respectively.

The effective tax rate differs from the statutory rate for the three and six months ended June 30, 2011 and 2010 substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other partnership subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of the compensation charges attributable to KKR are not deductible for tax purposes.

During the three and six month period ending June 30, 2011, there were no material changes to the uncertain tax positions. KKR believes that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. EQUITY BASED PAYMENTS

KKR principals received grants of KKR Holdings units which are exchangeable for KKR Group Partnership Units. These units are subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of June 30, 2011, KKR Holdings owns approximately 67.4%, or 460,493,018, of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 460,493,018 KKR Holdings units have been legally allocated, but the allocation of 32,160,858 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

The fair value of KKR Holdings unit grants is based on the closing price of KKR & Co. L.P. common units on date of grant. KKR determined this to be the best evidence of fair value as a KKR & Co. L.P. common unit is traded in an active market and has an observable market price. Additionally, a KKR Holdings unit is an instrument with terms and conditions similar to those of a KKR & Co. L.P. common unit. Specifically, units in both KKR Holdings and KKR & Co. L.P. represent ownership interests in KKR Group Partnership Units and, subject to any vesting, minimum retained ownership requirements and transfer restrictions referenced above, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit and then into a KKR & Co. L.P. common unit on a one-for-one basis.

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

Equity-based payment expense on unvested units is calculated based on the fair value of a unit (determined using the latest available closing price of KKR & Co. L.P. common units) at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which ranges from 5% to 38%, multiplied by the number of unvested units on the grant date. Additionally, the calculation of equity-based payment expense on unvested units assumes a forfeiture rate of up to 9% annually based upon expected turnover by class of principal. KKR recorded equity-based payment expense of $88.3 million and $145.8 million, respectively, for the three months ended June 30, 2011 and 2010 and $177.9 million and $366.2 million for the six months ended June 30, 2011 and 2010, respectively, in relation to equity based awards.  As of June 30, 2011, there was approximately $421.5 million of estimated unrecognized equity-based payment expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 1.2 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of KKR’s unvested equity based awards granted to KKR principals from January 1, 2011 through June 30, 2011 is presented below:

Unvested Units	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	123,839,772	$7.76
Granted	6,315,784	$12.03
Vested	(4,722,970)	$9.14
Forfeited	(3,300,809)	$7.75
Balance, June 30, 2011	122,131,777	$7.93

The weighted average remaining vesting period over which unvested units are expected to vest is 1.8 years.

A summary of the remaining vesting tranches of KKR’s unvested equity based awards granted to KKR principals is presented below:

Vesting Date	Units
October 1, 2011	29,360,887
April 1, 2012	1,946,412
October 1, 2012	28,790,767
April 1, 2013	1,384,000
October 1, 2013	28,675,931
April 1, 2014	1,349,218
October 1, 2014	28,675,931
April 1, 2015	1,349,218
October 1, 2015	584,413
April 1, 2016	15,000
122,131,777

Restricted Equity Units

Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel. These will be funded by KKR Holdings and will not dilute KKR’s interests in the KKR Group Partnerships. The vesting of these restricted equity units occurs in installments up to five years from the date of grant and was contingent on, among other things, KKR’s common units becoming listed and traded on the NYSE or another U.S. exchange. On July 15, 2010, KKR & Co. L.P. completed its listing on the NYSE. Accordingly, KKR recorded $51.1 million of equity based payments expense for the three and six months ended June 30, 2010 which represented the cumulative vesting of units from grant date to June 30, 2010.  For the three and six months ended June 30, 2011, KKR recorded equity-based payment expense of $4.9 million and $12.8 million, respectively, in relation to the restricted equity units.

As of June 30, 2011, there was approximately $22.6 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 0.9 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of KKR Holding’s unvested restricted equity units granted to professionals, support staff, and other personnel from January 1, 2011 through June 30, 2011 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	3,984,836	$9.51
Granted	988,997	$14.20
Vested	(57,290)	$11.50
Forfeited	(224,801)	$9.88
Balance, June 30, 2011	4,691,742	$10.46

The weighted average remaining vesting period over which unvested units are expected to vest is 1.2 years.

KKR & Co. L.P. 2010 Equity Incentive Plan

Under the KKR & Co. L.P. 2010 Equity Incentive Plan (the “Equity Incentive Plan”), KKR is permitted to grant awards relating to KKR & Co. L.P. common units. The issuance of KKR & Co. L.P. common units delivered pursuant to vested awards under the Equity Incentive Plan dilute common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of June 30, 2011, 1,116,821 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan, certain of which vest over a period of up to five years from the date of grant.  In certain cases, these awards and resulting KKR common units are subject to transfer restrictions and minimum retained ownership requirements.  The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these individuals are also subject to minimum retained ownership rules requiring them to continuously hold at least 15% of their gross vested interests.

Expense associated with the vesting of these units is based on the closing price of the KKR & Co. L.P. common unit on date of grant and in cases where these units do not participate in distributions on unvested units, the price is discounted by 5% - 38% depending on the vesting terms.  The expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 9% annually based upon expected turnover by class of recipient.  For the three and six months ended June 30, 2011, KKR recorded equity based payment expense associated with the Equity Incentive Plan of $4.4 million.

As of June 30, 2011, there was approximately $11.3 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.7 years, using the straight line method.

A summary of the status of units granted under the Equity Incentive Plan from January 1, 2011 through June 30, 2011 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	30,000	$10.84
Granted	1,086,821	$15.19
Vested	(195,465)	$16.91
Forfeited	—	$—
Balance, June 30, 2011	921,356	$14.68

The weighted average remaining vesting period over which unvested units are expected to vest is 2.0 years.

Discretionary Compensation and Discretionary Allocations

Certain KKR principals who hold KKR Group Partnership Units through KKR Holdings units are expected to be allocated, on a discretionary basis, distributions on KKR Group Partnership Units received by KKR Holdings. These discretionary amounts entitle the principal to receive amounts in excess of their vested equity interests. Because unvested units do not have distribution participation rights, any amounts allocated in excess of a principal’s vested equity interests are reflected as equity-based payment expense. This equity-based payment expense has been recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings. For the three months ended June 30, 2011 and 2010 equity-based payment expense relating to this discretionary allocation amounted to $23.1 million and $29.2 million respectively and for the six months ended June 30, 2011 and June 30, 2010 this discretionary allocation expense was $67.6 million and $61.6 million respectively.

Carry Pool Allocation

With respect to KKR’s active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as an expense in the condensed consolidated statements of operations. For the three months ended June 30, 2011 and June 30, 2010, KKR recorded carry pool allocation expense of $79.6 million and $96.0 million, respectively.  For the six months ended June 30, 2011, and June 30, 2010 KKR recorded carry pool allocation expense of $219.1 million and $195.4 million, respectively

To the extent previously recorded carried interest is adjusted to reflect decreases in the underlying funds’ valuations at period end, related profit sharing amounts previously accrued are adjusted and reflected as a credit to current period expense.

Presentation

As of January 1, 2011, all expense related to equity-based awards is included within Compensation and Benefits. For the three months and six months ended June 30, 2010, $24.3 million and $67.0 million of expense related to equity-based payments is included within General and Administrative expense.

11. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	June 30, 2011	December 31, 2010
Due from Related Entities	$63,879	$52,319
Due from Principals (a)	46,385	55,937
Due from Portfolio Companies	35,437	28,300
	$145,701	$136,556

	June 30, 2011	December 31, 2010
Due to KKR Holdings L.P. in Connection with the Tax Receivable Agreement (b)	$37,131	$16,185
Due to Related Entities	5,005	1,862
	$42,136	$18,047

(a)                                  Represents an amount due from KKR principals for the amount of the clawback obligation that would be required to be funded by KKR principals who do not hold direct controlling and economic interests in the KKR Group Partnerships. See Note 13 “Commitments and Contingencies”.

(b)                                 Represents amounts owed to KKR Holdings and/or its principals under the Tax Receivable Agreement. See Note 2, “Summary of Significant Accounting Policies—Tax Receivable Agreement.”

KKR Financial Holdings LLC (“KFN”)

KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol “KFN.” KFN is managed by KKR but is not under the common control of the Senior Principals or otherwise consolidated by KKR as control is maintained by third-party investors. As of June 30, 2011 and December 31, 2010, KFN had consolidated assets of $8.7 billion and $8.4 billion, respectively, and shareholders’ equity of $1.8 billion and $1.6 billion, respectively. There were no outstanding shares of KFN held by KKR as of June 30, 2011. If KKR were to exercise all of each of its outstanding vested options, KKR’s ownership interest in KFN would be less than 1% of KFN’s outstanding shares as of June 30, 2011 and December 31, 2010.

Discretionary Investments

Certain of KKR’s investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with its private equity funds and other investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or investment vehicle, except that the side-by-side investments are not subject to management fees or a carried interest. The cash invested by these individuals aggregated $15.0 million and $16.2 million for the three months ended June 30, 2011 and 2010, respectively and $30.1 million and $35.6 million for the six months ended June 30, 2011 and 2010, respectively. These investments are not included in the accompanying condensed consolidated financial statements.

Aircraft and Other Services

Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $1.2 million and $0.1 million for the use of these aircraft for the three months ended June 30, 2011 and 2010, respectively and $2.4 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively.

Facilities

Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR’s Menlo Park location. Payments made to this partnership were $1.6 million for the three months ended June 30, 2011 and 2010, and $3.2 million for the six months ended June 30, 2011 and 2010.

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

Public Markets

Through the Public Markets segment, KKR manages a specialty finance company, a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in liquid credit strategies, such as leveraged loans and high yield bonds, and less liquid credit products such as mezzanine debt and special situations investments. These funds, vehicles and accounts are managed by KKR Asset Management LLC, an SEC registered investment adviser.

Capital Markets and Principal Activities

KKR’s Capital Markets and Principal Activities segment combines KKR’s principal assets with its global capital markets business. KKR’s capital markets business supports the firm, its portfolio companies and its clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. KKR’s capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. KKR’s principal asset base includes investments in its private equity funds and co-investments in certain portfolio companies of such funds.

Key Performance Measures

Fee Related Earnings (“FRE”) and Economic Net Income (“ENI”) are key performance measures used by management. These measures are used by management in making resource deployment and operating decisions as well as assessing the overall performance of each of KKR’s business segments.

FRE

FRE is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses and (vii) the exclusion of certain non-recurring items.

ENI

ENI is a measure of profitability for KKR’s reportable segments and is comprised of: (i) FRE; plus (ii) segment investment income, which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income relating to noncontrolling interests; and (iii) the exclusion of income taxes.

KKR’s reportable segments are presented prior to giving effect to the allocation of income (loss) between KKR and KKR Holdings and as such represents KKR’s business in total.

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended June 30, 2011:

	As of and for the Three Months Ended June 30, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$106,679	$19,550	$—	$126,229
Incentive fees	—	16,146	—	16,146
Management and incentive fees	106,679	35,696	—	142,375

Monitoring and transaction fees:
Monitoring fees	30,653	—	—	30,653
Transaction fees	8,132	356	26,397	34,885
Fee Credits (1)	(12,113)	(98)	—	(12,211)
Net monitoring and transaction fees	26,672	258	26,397	53,327
Total fees	133,351	35,954	26,397	195,702

Expenses
Compensation and benefits	46,205	10,664	6,241	63,110
Occupancy and Related Charges	10,944	818	360	12,122
Other Operating Expense	38,424	3,634	2,279	44,337
Total expenses	95,573	15,116	8,880	119,569
Fee related earnings	37,778	20,838	17,517	76,133

Investment income (loss)
Gross carried interest	201,331	53	—	201,384
Less: Allocation to KKR carry pool (2)	(79,570)	(21)	—	(79,591)
Less: Management fee refunds (3)	(31,905)	—	—	(31,905)
Net carried interest	89,856	32	—	89,888
Other investment income (loss)	690	661	148,605	149,956
Total investment income (loss)	90,546	693	148,605	239,844

Income (loss) before noncontrolling interests in income of consolidated entities	128,324	21,531	166,122	315,977
Income (loss) attributable to noncontrolling interests (4)	168	178	605	951

Economic net income (loss)	$128,156	$21,353	$165,517	$315,026

Total Assets	$1,054,840	$74,372	$5,946,449	$7,075,661

Total Partners’ Capital	$875,001	$60,073	$5,369,963	$6,305,037

(1)                                  KKR’s agreements with the limited partners of certain of its investment funds require KKR to share with these limited partners an agreed upon percentage of monitoring and transaction fees received from Portfolio Companies (“Fee Credits”). Limited partners receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the Portfolio Company and not, for example, any fees allocable to capital invested through co-investment vehicles.  Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund.

(2)                                  With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)                                  Certain of KKR’s investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)                                  Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the condensed consolidated financial statements as of and for the three months ended June 30, 2011:

	As of and for the Three Months Ended June 30, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$195,702	$(78,090)	$117,612
Expenses(b)	$119,569	$211,717	$331,286
Investment income (loss)(c)	$239,844	$1,181,838	$1,421,682
Income (loss) before taxes	$315,977	$892,031	$1,208,008
Income (loss) attributable to noncontrolling interests	$951	$1,013,805	$1,014,756
Income (loss) attributable to KKR Holdings	$—	$128,026	$128,026
Total assets(d)	$7,075,661	$33,512,510	$40,588,171
Total KKR & Co. L.P. Partners’ Capital (e)	$6,305,037	$(4,780,749)	$1,524,288

(a)                                  The fees adjustment primarily represents (i) the elimination of management fees of $107,411 upon consolidation of the KKR Funds, (ii) the elimination of fee credits of $11,488 upon consolidation of the KKR Funds, (iii) a gross up of reimbursable expenses of $3,661 and (iv) other adjustments of $14,172.

(b)                                 The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan, which amounted to $120,693 (ii) allocations to the carry pool of $79,591, (iii) a gross up of reimbursable expenses of $3,661, (iv) operating expenses of $6,688 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $1,084.

(c)                                  The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $1,070,342 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $79,591, and (iii) management fee refunds of $31,905.

(d)                                 Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                                  Substantially all of the total KKR & Co. L.P.’s partners’ capital adjustment represents the exclusion of noncontrolling interests held by KKR Holdings L.P.

The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the condensed consolidated statements of operations consists of the following:

Three Months Ended June 30, 2011
Economic net income (loss)	$315,026
Income taxes	(25,605)
Amortization of intangibles and other, net	(1,081)
Non-cash equity based charges	(120,693)
Allocation to noncontrolling interests held by KKR Holdings L.P.	(128,026)

Net income attributable to KKR & Co. L.P.	$39,621

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended June 30, 2010:

	As of and for the Three Months Ended June 30, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$97,046	$13,623	$—	$110,669
Incentive fees	—	8,350	—	8,350
Management and incentive fees	97,046	21,973	—	119,019

Monitoring and transaction fees:
Monitoring fees	20,512	—	—	20,512
Transaction fees	20,128	2,330	14,983	37,441
Fee Credits (1)	(13,872)	(1,406)	—	(15,278)
Net monitoring and transaction fees	26,768	924	14,983	42,675
Total fees	123,814	22,897	14,983	161,694

Expenses
Compensation and benefits	38,463	7,474	3,494	49,431
Occupancy and Related Charges	8,751	580	202	9,533
Other Operating Expense	34,486	3,093	1,815	39,394
Total expenses	81,700	11,147	5,511	98,358
Fee related earnings	42,114	11,750	9,472	63,336

Investment income (loss)
Gross carried interest	228,413	1,081	—	229,494
Less: Allocation to KKR carry pool (2)	(95,597)	(432)	—	(96,029)
Less: Management fee refunds (3)	(17,907)	—	—	(17,907)
Net carried interest	114,909	649	—	115,558
Other investment income (loss)	(1,462)	(126)	256,619	255,031
Total investment income (loss)	113,447	523	256,619	370,589

Income (loss) before noncontrolling interests in income of consolidated entities	155,561	12,273	266,091	433,925
Income (loss) attributable to noncontrolling interests (4)	436	110	328	874

Economic net income (loss)	$155,125	$12,163	$265,763	$433,051

Total Assets	$643,874	$70,782	$4,815,919	$5,530,575

Total Partners’ Capital	$521,327	$58,990	$4,451,028	$5,031,345

(1)                                  KKR’s agreements with the limited partners of certain of its investment funds require KKR to share with these limited partners an agreed upon percentage of monitoring and transaction fees received from Portfolio Companies (“Fee Credits”). Limited partners receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the Portfolio Company and not, for example, any fees allocable to capital invested through co-investment vehicles.  Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund.

(2)                                 With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)                                  Certain of KKR’s investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)                                  Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the condensed consolidated financial statements as of and for the three months ended June 30, 2010:

	As of and for the Three Months Ended June 30, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$161,694	$(74,624)	$87,070
Expenses(b)	$98,358	$332,228	$430,586
Investment income (loss)(c)	$370,589	$854,370	$1,224,959
Income (loss) before taxes	$433,925	$447,518	$881,443
Income (loss) attributable to noncontrolling interests	$874	$675,942	$676,816
Income (loss) attributable to KKR Holdings	$—	$143,437	$143,437
Total assets(d)	$5,530,575	$28,286,362	$33,816,937
Total KKR & Co. L.P. Partners’ Capital (e)	$5,031,345	$(3,918,504)	$1,112,841

(a)                                  The fees adjustment primarily represents (i) the elimination of management fees of $95,564 upon consolidation of the KKR Funds, (ii) the elimination of fee credits of $14,434 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $6,506.

(b)                                 The expenses adjustment primarily represents (i) the inclusion of non-cash equity based payments borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan, which amounted to $227,083, (ii) allocations to the carry pool of $96,029, (iii) a gross up of reimbursable expenses of $6,506, (iv) operating expenses of $1,243 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and (v) other adjustments of $1,367.

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

(e)                                  Substantially all of the total KKR & Co. L.P.’s partners’ capital adjustment represents the exclusion of noncontrolling interests held by KKR Holdings L.P.

The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the condensed consolidated statements of operations consists of the following:

Three Months Ended June 30, 2010
Economic net income (loss)	$433,051
Income taxes	(31,283)
Amortization of intangibles and other, net	(1,341)
Non-cash equity based charges	(227,083)
Allocation to noncontrolling interests held by KKR Holdings L.P.	(143,437)

Net income attributable to KKR & Co. L.P.	$29,907

The following table presents the financial data for KKR’s reportable segments as of and for the six months ended June 30, 2011:

	As of and for the Six Months Ended June 30, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$216,936	$36,843	$—	$253,779
Incentive fees	—	28,159	—	28,159
Management and incentive fees	216,936	65,002	—	281,938

Monitoring and transaction fees:
Monitoring fees	121,080	—	—	121,080
Transaction fees	61,310	4,085	56,766	122,161
Fee Credits (1)	(82,900)	(2,303)	—	(85,203)
Net monitoring and transaction fees	99,490	1,782	56,766	158,038
Total fees	316,426	66,784	56,766	439,976

Expenses
Compensation and benefits	92,180	21,823	12,247	126,250
Occupancy and Related Charges	21,519	1,773	689	23,981
Other Operating Expense	74,308	7,842	5,259	87,409
Total expenses	188,007	31,438	18,195	237,640
Fee related earnings	128,419	35,346	38,571	202,336

Investment income (loss)
Gross carried interest	530,378	3,127	—	533,505
Less: Allocation to KKR carry pool (2)	(217,855)	(1,251)	—	(219,106)
Less: Management fee refunds (3)	(36,709)	—	—	(36,709)
Net carried interest	275,814	1,876	—	277,690
Other investment income (loss)	1,757	310	578,064	580,131
Total investment income (loss)	277,571	2,186	578,064	857,821

Income (loss) before noncontrolling interests in income of consolidated entities	405,990	37,532	616,635	1,060,157
Income (loss) attributable to noncontrolling interests (4)	1,095	316	1,200	2,611

Economic net income (loss)	$404,895	$37,216	$615,435	$1,057,546

Total Assets	$1,054,840	$74,372	$5,946,449	$7,075,661

Total Partners’ Capital	$875,001	$60,073	$5,369,963	$6,305,037

(1)                                  KKR’s agreements with the limited partners of certain of its investment funds require KKR to share with these limited partners an agreed upon percentage of monitoring and transaction fees received from Portfolio Companies (“Fee Credits”). Limited partners receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the Portfolio Company and not, for example, any fees allocable to capital invested through co-investment vehicles.  Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund.

(2)                                  With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)                                  Certain of KKR’s investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)                                  Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the condensed consolidated financial statements as of and for the six months ended June 30, 2011:

	As of and for the Six Months Ended June 30, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$439,976	$(90,521)	$349,455
Expenses(b)	$237,640	$517,398	$755,038
Investment income (loss)(c)	$857,821	$3,103,994	$3,961,815
Income (loss) before taxes	$1,060,157	$2,496,075	$3,556,232
Income (loss) attributable to noncontrolling interests	$2,611	$2,761,117	$2,763,728
Income (loss) attributable to KKR Holdings	$—	$536,930	$536,930
Total assets(d)	$7,075,661	$33,512,510	$40,588,171
Total KKR & Co. L.P. Partners’ Capital (e)	$6,305,037	$(4,780,749)	$1,524,288

(a)                                  The fees adjustment primarily represents (i) the elimination of management fees of $215,540 upon consolidation of the KKR Funds, (ii) the elimination of fee credits of $83,869 upon consolidation of the KKR Funds, (iii) a gross up of reimbursable expenses of $14,263 and (iv) other adjustments of $26,887.

(b)                                 The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan, which amounted to $262,675, (ii) allocations to the carry pool of $219,106, (iii) a gross up of reimbursable expenses of $14,263, (iv) operating expenses of $17,447 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $3,907.

(c)                                  The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $2,848,179 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $219,106, and (iii) management fee refunds of $36,709.

(d)                                 Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                                  Substantially all of the total KKR & Co. L.P.’s partners’ capital adjustment represents the exclusion of noncontrolling interests held by KKR Holdings L.P.

The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the condensed consolidated statements of operations consists of the following:

Six Months Ended June 30, 2011
Economic net income (loss)	$1,057,546
Income taxes	(56,388)
Amortization of intangibles and other, net	(2,367)
Non-cash equity based charges	(262,675)
Allocation to noncontrolling interests held by KKR Holdings L.P.	(536,930)
Net income attributable to KKR & Co. L.P.	$199,186

The following table presents the financial data for KKR’s reportable segments as of and for the six months ended June 30, 2010:

	As of and for the Six Months Ended June 30, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$195,206	$26,492	$—	$221,698
Incentive fees	—	20,850	—	20,850
Management and incentive fees	195,206	47,342	—	242,548

Monitoring and transaction fees:
Monitoring fees	43,044	—	—	43,044
Transaction fees	45,242	8,153	39,580	92,975
Fee Credits (1)	(23,949)	(5,596)	—	(29,545)
Net monitoring and transaction fees	64,337	2,557	39,580	106,474
Total fees	259,543	49,899	39,580	349,022

Expenses
Compensation and benefits	79,304	14,616	7,764	101,684
Occupancy and Related Charges	17,676	1,148	394	19,218
Other Operating Expense	64,232	6,690	3,473	74,395
Total expenses	161,212	22,454	11,631	195,297
Fee related earnings	98,331	27,445	27,949	153,725

Investment income (loss)
Gross carried interest	551,253	1,452	—	552,705
Less: Allocation to KKR carry pool (2)	(194,830)	(581)	—	(195,411)
Less: Management fee refunds (3)	(101,647)	—	—	(101,647)
Net carried interest	254,776	871	—	255,647
Other investment income (loss)	(4,056)	382	703,407	699,733
Total investment income (loss)	250,720	1,253	703,407	955,380

Income (loss) before noncontrolling interests in income of consolidated entities	349,051	28,698	731,356	1,109,105
Income (loss) attributable to noncontrolling interests (4)	186	255	809	1,250

Economic net income (loss)	$348,865	$28,443	$730,547	$1,107,855

Total Assets	$643,874	$70,782	$4,815,919	$5,530,575

Total Partners’ Capital	$521,327	$58,990	$4,451,028	$5,031,345

(1)                                  KKR’s agreements with the limited partners of certain of its investment funds require KKR to share with these limited partners an agreed upon percentage of monitoring and transaction fees received from Portfolio Companies (“Fee Credits”). Limited partners receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the Portfolio Company and not, for example, any fees allocable to capital invested through co-investment vehicles.  Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund.

(2)                                  With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)                                  Certain of KKR’s investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period.

(4)                                  Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the condensed consolidated financial statements as of and for the six months ended June 30, 2010:

	As of and for the Six Months Ended June 30, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$349,022	$(155,921)	$193,101
Expenses(b)	$195,297	$698,597	$893,894
Investment income (loss)(c)	$955,380	$3,033,515	$3,988,895
Income (loss) before taxes	$1,109,105	$2,178,997	$3,288,102
Income (loss) attributable to noncontrolling interests	$1,250	$2,662,696	$2,663,946
Income (loss) attributable to KKR Holdings	$—	$435,678	$435,678
Total assets(d)	$5,530,575	$28,286,362	$33,816,937
Total KKR & Co. L.P. Partners’ Capital (e)	$5,031,345	$(3,918,504)	$1,112,841

(a)                                  The fees adjustment primarily represents (i) the elimination of management fees of $190,192 upon the consolidation of the KKR Funds, (ii) the elimination of fee credits of $24,673 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $9,598.

(b)                                 The expenses adjustment primarily represents (i) the inclusion of non-cash equity based payments borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan, which amounted to $479,842, (ii) allocations to the carry pool of $195,411, (iii) a gross up of reimbursable expenses of $9,598 (iv) operating expenses of $7,278 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and (v) other adjustments of $6,468.

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

(e)                                  Substantially all of the total KKR & Co. L.P.’s partners’ capital adjustment represents the exclusion of noncontrolling interests held by KKR Holdings L.P.

The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Six Months Ended June 30, 2010
Economic net income (loss)	$1,107,855
Income taxes	(44,735)
Amortization of intangibles and other, net	(3,857)
Non-cash equity based charges	(479,842)
Allocation to noncontrolling interests held by KKR Holdings L.P.	(435,678)
Net income attributable to KKR & Co. L.P.	$143,743

13. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s investment or financing strategies. KKR is in compliance with all of its debt covenants as of June 30, 2011.

Investment Commitments

As of June 30, 2011, KKR had unfunded commitments to its private equity and other investment vehicles of $835.3 million. In addition, KKR’s capital markets business had unfunded commitments of $113.6 million related to four Portfolio Companies’ revolving credit facilities as of June 30, 2011.

Contingent Repayment Guarantees

The instruments governing KKR’s private equity funds generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation that may require the general partners to return amounts to the fund for distribution to the limited partners at the end of the life of the fund. Under a “clawback” provision, upon the liquidation of a fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. As of June 30, 2011, the amount of carried interest KKR principals have received, that is subject to this clawback provision was $753.6 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their June 30, 2011 fair values, the clawback obligation would have been $59.8 million, of which $46.5 million is recorded in due from affiliates, $6.9 million is due from noncontrolling interest holders and $6.4 million is the obligation of KKR.

Certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners’ clawback obligations.

KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million. At June 30, 2011, KKR has recorded a receivable of $42.1 million within Due from Affiliates for the amount of the clawback obligation that would be required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships.

Carry distributions are allocated to KKR, KKR Holdings and KKR principals (as carry pool participants) in accordance with the terms of the instruments governing the KKR Group Partnerships. KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

The instruments governing certain of KKR’s private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the “net loss sharing provisions,” certain of KKR’s private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of June 30, 2011, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the contingent repayment obligation would have been approximately $968.5 million as of June 30, 2011.

Indemnifications

In the normal course of business, KKR enters into contracts that contain a variety of representations and warranties and provide general indemnifications. KKR’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be remote.

Litigation

From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR’s business. KKR’s business is also subject to extensive regulation, which may result in regulatory proceedings against it.

In August 1999, KKR and certain of its current and former personnel were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno’s, Inc. (“Bruno’s”), one of KKR’s former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno’s in an August 1995 subordinated notes offering relating to the acquisition and in Bruno’s subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In August 2009, the action was consolidated with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which is pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. As suggested by the Alabama State Court, KKR has filed a petition seeking an immediate appeal of certain rulings made by the Alabama State Court when denying the motion to dismiss. In June and July 2010, the Alabama Supreme Court ordered the parties to brief KKR’s petition and the petition filed by another defendant seeking an immediate appeal of certain rulings made by the Alabama State Court. Briefing on both petitions has been completed, and both petitions are under consideration.

In 2005, KKR and certain of its current and former personnel were named as defendants in now-consolidated shareholder derivative actions in the Court of Chancery of the State of Delaware relating to PRIMEDIA Inc. (“PRIMEDIA”), one of its portfolio companies. These actions claim that the board of directors of PRIMEDIA breached its fiduciary duty of loyalty in connection with the redemption of certain shares of preferred stock in 2004 and 2005. The plaintiffs further allege that KKR benefited from these redemptions of preferred stock at the expense of PRIMEDIA and that KKR usurped a corporate opportunity of PRIMEDIA in 2002 by purchasing shares of its preferred stock at a discount on the open market while causing PRIMEDIA to refrain from doing the same. In February 2008, the special litigation committee formed by the board of directors of PRIMEDIA, following a review of plaintiffs’ claims, filed a motion to dismiss the actions. In March 2010, plaintiffs filed an amended complaint, including additional allegations concerning purchases of PRIMEDIA’s preferred stock in 2002. Plaintiffs seek unspecified damages on behalf of PRIMEDIA and an award of attorneys’ fees and costs. On June 16, 2010, the Vice Chancellor of the Court of Chancery of the State of Delaware entered an order dismissing all claims asserted against the defendants. On July 15, 2010, the plaintiffs filed a notice of appeal with the Supreme Court of Delaware.  On June 20, 2011, the Supreme Court of Delaware reversed the decision of the Court of Chancery and remanded the action to the Court of Chancery for re-evaluation of plaintiffs’ claims.

On May 23, 2011, KKR and certain of its personnel were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the acquisition of PRIMEDIA by a third party pursuant to a merger transaction.  This transaction was completed on July 13, 2011.  These actions allege, among other things, that PRIMEDIA board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger.  Plaintiffs also allege that the merger price is unfair in light of the value of the pending shareholder derivative claims described in the preceding paragraph.  The actions seek unspecified monetary damages and an order enjoining the closing of the merger or, if the merger closes, rescission of it.  On June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger.  On July 18, 2011, the Court of Chancery consolidated the two actions and appointed lead counsel.

Additionally, on May 20, 2011 and May 24, 2011, two shareholder class actions challenging the PRIMEDIA merger were filed in Georgia state courts, in Fulton County and Gwinnett County, respectively.  Both actions assert similar allegations and seek similar relief as the Delaware shareholder class actions above. On June 2, 2011, plaintiff in the Fulton County action moved for leave to file an amended complaint, which further names KKR and others, as defendants.  The Fulton County action was stayed in favor of the Delaware actions by an order dated July 11, 2011.  On June 1, 2011, plaintiff in the Gwinnett County action filed a motion for expedited proceedings and, on June 3, 2011, moved to enjoin the merger. Defendants have moved to stay or dismiss the Gwinnett County action in favor of the Delaware actions.

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is ongoing. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints.  On July 25, 2011, defendants filed an opposition to plaintiffs’ motion seeking leave to file a proposed fifth amended complaint.  Plaintiffs’ motion is subject to additional briefing.

KKR, along with two other private equity firms (collectively the “Sponsors”), was named as a defendant in purported shareholder class actions filed in the Court of Chancery of the State of Delaware arising out of the acquisition of Del Monte Foods Company (“Del Monte”) by Blue Acquisition Group, Inc. and Blue Merger Sub Inc., entities controlled by private equity funds affiliated with the Sponsors (the “Acquisition Entities”).  This transaction was announced on November 25, 2010 and was completed on March 8, 2011 (the “Del Monte Transaction”).  All of the shareholder actions that were filed in the Court of Chancery following the announcement of the Del Monte Transaction were consolidated on December 31, 2010 (the “Delaware Del Monte Action”).  In a consolidated complaint filed on January 10, 2011, the plaintiff in the Delaware Del Monte Action alleged, among other things, that the Del Monte board of directors breached its fiduciary duties by agreeing to sell Del Monte at an unfair price and through an unfair process and by filing a materially misleading and incomplete proxy statement and that the Sponsors and the Acquisition Entities aided and abetted these fiduciary breaches.  On February 14, 2011, the Court of Chancery issued a ruling which, among other things, found on the preliminary record before the court that the plaintiff had demonstrated a reasonable likelihood of success on the merits of its aiding and abetting claim against the Sponsors, including KKR. The ruling enjoined Del Monte from proceeding with its stockholder vote, previously scheduled for February 15, 2011, for twenty days and preliminarily enjoined certain deal protection provisions of the merger agreement pending the stockholder vote. On February 18, 2011, an amended consolidated complaint was filed in the Delaware Del Monte Action asserting claims for: (i) breach of fiduciary duty against the Del Monte directors, (ii) aiding and abetting the directors’ breaches of fiduciary duty against the Sponsors, the Acquisition Entities, and Barclays Capital, Inc. (“Barclays”), which served as a financial advisor to Del Monte in connection with the Del Monte Transaction, (iii) breach of contract against the Sponsors arising from confidentiality agreements between the Sponsors and Del Monte, and (iv) tortious interference with contract against Barclays arising from the aforementioned confidentiality agreements between the Sponsors and Del Monte.  The amended consolidated complaint seeks, among other things, injunctive relief, rescission of the merger agreement, damages and attorneys’ fees.  On March 29, 2011, all of the defendants in the Delaware Del Monte Action, including KKR, answered the amended consolidated complaint.  On July 27, 2011, Del Monte Corporation, as successor-in-interest to Del Monte, was joined as a party and defendant in the Delaware Del Monte Action.  The parties to the Delaware Del Monte Action are currently engaged in discovery.  Similar shareholder actions were filed against Del Monte, the Del Monte directors, the Sponsors and/or the Acquisition Entities in California Superior Court and the United States District Court for the Northern District of California.  The federal cases pending in the Northern District of California were consolidated and subsequently voluntarily dismissed without prejudice.  Plaintiffs in all but one of the California state court actions have moved for voluntary dismissal without prejudice.  The remaining California state court action has been stayed pursuant to court order.  On March 4, 2011, KKR received a request from the SEC for information regarding issues relating to the Del Monte Transaction.  On May 20, 2011 the SEC issued a subpoena to KKR seeking substantially the same documents and information as the March 4, 2011 request for information.  KKR is cooperating with the SEC’s investigation.  On March 7, 2011, a purported antitrust class action captioned Pipe Fitters Local Union No. 120 Pension Fund v. Barclays Capital Inc. et al. (Case No. 3:10-cv-01064-EDL) was filed in the United States District Court for the Northern District of California.  On May 4, 2011, plaintiff filed an amended complaint which names as defendants the Sponsors, Barclays, a managing director at Barclays, and Goldman Sachs Group, Inc. (which provided a portion of the financing in connection with the Del Monte Transaction) and alleges that the defendants violated federal antitrust laws by, among other things, allegedly conspiring to suppress the transaction price.  The amended complaint seeks, among other things, injunctive relief, damages and attorneys’ fees.  On June 10, 2011, defendants moved to dismiss the amended complaint and that motion is subject to additional briefing by the parties.

In September 2006 and March 2009, KKR received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the DOJ’s investigation of private equity firms to determine whether they have engaged in conduct prohibited by United States antitrust laws. KKR is cooperating with the DOJ’s investigation.

In January 2011, KKR received a request from the SEC for information regarding KKR’s investors and clients that the SEC defines as sovereign wealth funds and certain services provided by KKR. KKR is cooperating with the SEC’s investigation.

Moreover, in the ordinary course of business KKR is subject to regulatory examinations or investigations and also is and can be both the defendant and the plaintiff in numerous actions with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR’s funds.

No loss contingency has been recorded in any period presented in the condensed consolidated financial statements, because such losses are either not probable or reasonably estimable (or both) at the present time. Such matters are subject to many uncertainties and their ultimate outcomes are not predictable with assurance. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. At this time, management has not concluded whether the final resolution of any of these matters will have a material effect upon the condensed consolidated financial statements.

Principal Protected Product for Private Equity Investments

The fund agreements for a private equity vehicle referred to as KKR’s principal protected product for private equity investments contain provisions that require the fund underlying the principal protected product for private equity investments (the “Master Fund”) to liquidate certain of its portfolio investments in order to satisfy liquidity requirements of the fund agreements, if the performance of the Master Fund is lower than certain benchmarks defined in the agreements. In an instance where the Master Fund is not in compliance with the defined liquidity requirements and does not have sufficient liquidity to meet its defined requirements, KKR has an obligation to purchase up to $4.1 million of illiquid portfolio investments of the Master Fund at 95% of their current fair market value, reduced from $18.4 million effective January 1, 2011. As of June 30, 2011, the Master Fund does not have a liquidity shortfall and therefore KKR has no obligation.

14. REGULATED ENTITIES

KKR has a registered broker-dealer which is subject to the minimum net capital requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”). Additionally, KKR has an entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”), another entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, and another entity based in Mumbai which is subject to capital requirements of the Reserve Bank of India (“RBI”). All of these broker dealer entities have continuously operated in excess of their respective regulatory capital requirements.

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At June 30, 2011, approximately $61.0 million of cash at our registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

15. SUBSEQUENT EVENTS

A distribution of $0.11 per KKR & Co. L.P. common unit was announced on August 3, 2011 and will be paid on August 30, 2011 to KKR & Co. L.P. unitholders of record as of the close of business on August 15, 2011. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Subsequent to June 30, 2011, the stock price of HCA, Inc. (NYSE: HCA), a Level I investment that comprises greater than 5% of total private equity investments, declined by approximately 25% as of August 3, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition & Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 7, 2011, including the audited consolidated and combined financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 5, 2011. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Overview

Led by Henry Kravis and George Roberts, we are a leading global investment firm with $61.9 billion in AUM as of June 30, 2011 and a 35-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

Our business offers a broad range of investment management services to our investors and provides capital markets services to our firm, our portfolio companies and our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 195 private equity investments with a total transaction value in excess of $445 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, capital markets, infrastructure and natural resources. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing investors and have invested meaningfully in developing relationships with new investors.

We conduct our business with offices throughout the world, providing us with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. We have grown our AUM significantly, from $15.1 billion as of December 31, 2004 to $61.9 billion as of June 30, 2011, representing a compounded annual growth rate of 24.2%. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.

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

The table below presents information as of June 30, 2011 relating to the historical performance of each of our Private Markets investment funds since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since June 30, 2011 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

Private Markets	Amount		Fair Value of Investments					Multiple of
Investment Funds	Commitment	Invested	Realized Value	Unrealized Value	Total Value	Gross IRR*	Net IRR*	Invested Capital**
		($ in millions)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.6%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,791.8	112.1	14,903.9	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,129.2	15.1	4,144.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,270.4	240.0	12,510.4	18.1%	13.3%	2.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	7,719.0	1,270.2	8,989.2	27.5%	20.8%	2.9
Millennium Fund (2002)	6,000.0	6,000.0	6,810.9	5,785.3	12,596.2	25.7%	18.8%	2.1
European Fund II (2005)	5,750.8	5,750.8	1,380.2	4,459.8	5,840.0	0.4%	-0.4%	1.0
2006 Fund	17,642.2	13,653.8	2,927.0	14,869.1	17,796.1	8.0%	5.3%	1.3
Asian Fund (2007)	3,983.2	2,659.9	119.1	3,984.2	4,103.3	23.6%	15.1%	1.5
European Fund III (2008) (2)	6,147.1	2,357.3	—	2,626.2	2,626.2	9.2%	0.1%	1.1
E2 Investors (Annex Fund) (2009) (2)	554.8	126.9	—	204.4	204.4	43.2%	37.4%	1.6
China Growth Fund (2010)	1,010.0	106.3	—	162.0	162.0	104.2%	53.9%	1.5
Natural Resources I (2010)	1,007.0	82.0	—	82.0	82.0	—	—	1.0
Infrastructure Fund (2010)	515.0	—	—	—	—	—	—	—

All Funds	$62,170.0	$50,296.9	$68,847.5	$33,810,4	$102,657.9	25.8%	19.2%	2.0

(1) These funds are not included in the KKR business. The last investment for each of the 1976 Fund, the 1980 Fund, the 1982 Fund, the 1984 Fund and the 1986 Fund was liquidated on May 14, 2003, July 11, 2003, December 11, 1997, July 17, 1998 and December 29, 2004, respectively. The 1987 Fund and the 1993 Fund currently hold two investments and the 1996 Fund currently holds three investments. It is not known when those investments will be liquidated.

(2) The capital commitments of the European Fund, the European Fund II, the European Fund III and the Annex Fund include euro-denominated commitments of €196.5 million, €2,597.2 million, €2,788.8 million and €165.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2011 in the case of unfunded commitments.

* IRRs measure the aggregate annual compounded returns generated by a fund’s investments over a holding period. Net IRRs are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees. Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.

** The multiples of invested capital measure the aggregate returns generated by a fund’s investments in absolute terms. Each multiple of invested capital is calculated by adding together the total realized and unrealized values of a fund’s investments and dividing by the total amount of capital invested by the fund. Such amounts do not give effect to the allocation of any realized and unrealized returns on a fund’s investments to the fund’s general partner pursuant to a carried interest or the payment of any applicable management fees.

Public Markets

Through our Public Markets segment, we manage a specialty finance company, a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in liquid credit strategies, such as leveraged loans and high yield bonds, and less liquid credit products such as mezzanine debt and special situations investments. These funds, vehicles and accounts are managed by KKR Asset Management LLC, an SEC registered investment adviser.

We generally review our performance in the Public Markets segment by investment strategy as opposed to by investor vehicle. The following chart presents information on the returns of our key strategies from inception to June 30, 2011 as compared to their applicable benchmark (1).  Past performance is not a guarantee of future results.

(1)         The Benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the “S&P/LSTA Loan Index”) and the Bank of America Merrill Lynch High Yield Master II Index (the “BoAML HY Master II Index” and, together with the S&P/LSTA Loan Index, the “Indices”). The S&P/LSTA Loan Index is an index that comprises all loans that meet the inclusion criteria and that have marks from the LSTA/LPC mark-to-market service. The inclusion criteria consist of the following: (i) syndicated term loan instruments consisting of term loans (both amortizing and institutional), acquisition loans (after they are drawn down) and bridge loans; (ii) secured; (iii) U.S. dollar denominated; (iv) minimum term of one year at inception; and (v) minimum initial spread of LIBOR plus 1.25%. The BoAML HY Master II Index is a market value weighted index of below investment grade U.S. dollar denominated corporate bonds publicly issued in the U.S. domestic market. “Yankee” bonds (debt of foreign issuers issued in the U.S. domestic market) are included in the BoAML HY Master II Index provided that the issuer is domiciled in a country having investment grade foreign currency long-term debt rating. Qualifying bonds must have maturities of one year or more, a fixed coupon schedule and minimum outstanding of US$100 million. In addition, issues having a credit rating lower than BBB3, but not in default, are also included. The indices do not reflect the reinvestment of income or dividends and the indices are not subject to management fees, incentive allocations or expenses. It is not possible to invest directly in unmanaged indices.

(2)         The Secured Credit Unlevered model performance track record is presented as supplemental information. The Secured Credit Unlevered model represents performance of KKR’s Secured Credit Levered composite calculated on an unlevered basis. KKR’s Secured Credit Levered composite has an investment objective that allows it to invest in assets other than senior secured term loans and high yield securities, which includes asset backed securities, commercial mortgage backed securities, preferred stock, public equity, private equity and certain freestanding derivatives. In addition, KKR’s Secured Credit Levered composite has employed leverage in its respective portfolios as part of its investment strategy. Gains realized with borrowed funds may cause returns to increase at a faster rate than would be the case without borrowings. If, however, investment results fail to cover the principal, interest and other costs of borrowings, returns could also decrease faster than if there had been no borrowings. Accordingly, the unlevered returns contained herein do not reflect the actual returns, and are not intended to be indicative of the future results of KKR’s Secured Credit Levered composite. It is not expected that KKR’s Secured Credit Levered composite will achieve comparable results. The Benchmark used for purposes of comparison for the Secured Credit strategy presented herein is the S&P/LSTA Loan Index. There are differences, in some cases, significant differences, between KKR’s investments and the investments included in the Indices. For instance, KKR’s composite may invest in securities that have a greater degree of risk and volatility, as well as liquidity risk, than those securities contained in the Indices.

(3)         Performance is based on a blended composite of Bank Loans Plus High Yield strategy accounts. The Benchmark used for purposes of comparison for the Bank Loans Plus High Yield strategy is based on 65% S&P/LSTA Loan Index and 35% ML HY Master II Index.

(4)         The Benchmark used for purposes of comparison for the High Yield carve-out strategy presented herein is based on the Bank of America Merrill Lynch High Yield Master II Index. The High Yield carve-out is comprised of all investments included in KKR-sponsored portfolios that have been identified as “below investment grade” or were rated “BB” or lower at time of issuance by Standard & Poor’s. The collection of investments included in the High Yield carve-out come from various investment funds, vehicles and accounts sponsored by KKR.

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

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia and elsewhere in the world. Global equity markets have a substantial effect on our financial condition and results of operations, as equity prices significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains.

Global equity markets saw mixed performance and increased market volatility in the second quarter of 2011. The positive momentum over the past several quarters carried into the early part of the second quarter before the markets softened amid investor concerns around continued high unemployment, rising inflation, and the slowing pace of economic growth and recovery.  This was compounded by sovereign debt concerns in Europe and, in the US, by the debt ceiling debate in Washington. The S&P 500 finished the quarter up 0.1%, while the MSCI World Index was up 0.7%. Since the end of the second quarter the S&P 500 and the MSCI World Index have declined, and the stock prices of certain public portfolio companies have declined to a greater extent, including HCA, Inc. (NYSE:  HCA), the stock price of which has declined by approximately 25% as of August 3, 2011. Returns in the below investment grade credit markets also slowed from recent quarters, with the S&P/LSTA Leveraged Loan index and the BofA Merrill Lynch High Yield Master II Index increasing 0.2% and 1.0% for the second quarter, respectively.

Conditions in global credit markets also have a substantial effect on our financial condition and results of operations. We rely on the ability of our funds to obtain committed debt financing on favorable terms in order to complete new private equity transactions. Similarly, our portfolio companies regularly require access to the global credit markets in order to obtain financing for their operations and to refinance or extend the maturities of their outstanding indebtedness. To the extent that conditions in the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance and valuations of those portfolio companies and, therefore, our investment returns on our funds.  In addition, during economic downturns or periods of slow economic growth, the inability to refinance or extend the maturities of portfolio company debt (and thereby extend our investment holding period) can be significant to our ability to realize investment gains from these portfolio companies when economic conditions improve.  Credit markets can also impact valuations.  For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices.  If certain interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors.

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

Finally, conditions in commodity markets may impact the performance of our portfolio companies in a variety of ways, including through direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to considerable volatility and certain commodity prices have risen considerably on a historical basis. If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may, in turn, reduce the valuation of those portfolio investments.  However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase in commodity prices.

Basis of Financial Presentation

The condensed consolidated financial statements include the accounts of our management and capital markets companies, certain variable interest entities, the general partners of certain unconsolidated co-investment vehicles and the general partners of our private equity and fixed income funds and their respective consolidated funds, where applicable.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. As of June 30, 2011, our private markets segment included eight consolidated investment funds and ten unconsolidated co-investment vehicles. Our public markets segment included six consolidated investment vehicles and five unconsolidated vehicles comprised of three investment funds, one separately managed account and one specialty finance company.

When an entity is consolidated, we reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated entity on a gross basis. For example, the majority of the economic interests in a consolidated fund, which are held by third party investors, are reflected as noncontrolling interests. While the consolidation of a consolidated fund does not have an effect on the amounts of net income attributable to KKR or KKR’s partners’ capital that KKR reports, the consolidation does significantly impact the financial statement presentation. This is due to the fact that the assets, liabilities, fees, expenses and investment income of the consolidated funds are reflected on a gross basis while the allocable share of those amounts that are attributable to noncontrolling interests are reflected as single line items. The single line items in which the assets, liabilities, fees, expenses and investment income attributable to noncontrolling interests are recorded are presented as noncontrolling interests in consolidated entities on the statements of financial condition and net income attributable to noncontrolling interests in consolidated entities on the statements of operations. For a further discussion of our consolidation policies, see “—Critical Accounting Policies—Consolidation.”

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

Fees reported in our condensed consolidated financial statements do not include the management fees that we earn from consolidated funds, because those fees are eliminated in consolidation. However, because those management fees are earned from, and funded by, third-party investors who hold noncontrolling interests in the consolidated funds, net income attributable to KKR is increased by the amount of the management fees that are eliminated in consolidation. Accordingly, while the consolidation of funds impacts the amount of fees that are recognized in our financial statements, it does not affect the ultimate amount of net income attributable to KKR or KKR’s partners’ capital.

For a further discussion of our fee policies, see “—Critical Accounting Policies—Fees.”

Expenses

Compensation and Benefits

Compensation and Benefits expense includes cash compensation consisting of salaries, bonuses, and benefits. In addition, compensation and benefits expense also includes equity-based payments consisting of (i) charges associated with the vesting of equity-based awards and (ii) carry pool allocations.

All KKR principals and other employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are funded by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain of KKR’s most senior employees are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested units in KKR Holdings, this excess is funded by KKR Holdings and reflected in Compensation and Benefits in the condensed consolidated statements of operations. Further disclosure regarding equity-based payments is presented in Note 10 “Equity-based Payments.”

General, Administrative and Other Expense

General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges and other general and operating expenses. General, administrative and other expense is not borne by fund investors and is not offset by credits attributable to fund investors’ noncontrolling interests in consolidated funds.

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

Investment Income (Loss)

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities consist of realized and unrealized gains and losses arising from our investment activities. The majority of our net gains (losses) from investment activities are related to our private equity investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our private equity investments is significantly impacted by the global financial markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see “—Critical Accounting Policies—Fair Value of Investments.”

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

Interest Expense

Interest expense is incurred from credit facilities entered into by KKR, debt issued by KKR, and debt outstanding at our consolidated funds entered into with the objective of enhancing returns, which are generally not direct obligations of the general partners of our private equity funds or management companies. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See “Liquidity”.

Income Taxes

The KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities, in some cases, are subject to New York City unincorporated business taxes, or non-U.S. income taxes. However, we hold our interest in one of the KKR Group Partnerships through KKR Management Holdings Corp., which is treated as a corporation for U.S. federal income tax purposes, and certain other wholly-owned subsidiaries of the KKR Group Partnerships are treated as corporations for U.S. federal income tax purposes. Accordingly, such wholly-owned subsidiaries of KKR, including KKR Management Holdings Corp., and of the KKR Group Partnerships, are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR’s share of this income is reflected in the financial statements.

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

Assets Under Management (“AUM”)

AUM represents the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s fixed income products; (iv) the value of outstanding structured finance vehicles, and (v) the fair value of other assets managed by KKR. You should note that KKR’s calculation of AUM may differ from the calculations of other investment managers and, as a result, its measurements of AUM may not be comparable to similar measures presented by other investment managers.  KKR’s definition of AUM is not based on any definition of AUM that is set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory requirements.

Fee Paying Assets Under Management (“FPAUM”)

FPAUM represents only those assets under management from which KKR receives fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR’s fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest); and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments. You should note that KKR’s calculation of FPAUM may differ from the calculations of other investment managers and, as a result, its measurements of FPAUM may not be comparable to similar measures presented by other investment managers.

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

Segment Operating and Performance Measures

Fee Related Earnings

Fee related earnings (“FRE”) is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a combined basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items. You should note that KKR’s calculation of FRE may differ from the calculations of other investment managers and, as a result, its measurements of FRE may not be comparable to similar measures presented by other investment managers.

Fee Credits

Fee credits require us to share an agreed upon percentage of monitoring and transaction fees received from portfolio companies with limited partners in certain of our investment funds. Limited partners receive fee credits only with respect to monitoring and transaction fees that are allocable to their fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles.   Fee credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund.

Investment Income (Loss)

Investment income is composed of net carried interest and other investment income (loss). Carried interests entitle the general partner of our private equity funds to a greater allocable share of the fund’s earnings from investments relative to the capital contributed by the general partner and correspondingly reduces third party investors’ share of those earnings. Carried interests are earned on realized and unrealized gains (losses) on fund investments as well as dividends received by our funds. Amounts earned pursuant to carried interests are included in investment income to the extent that cumulative investment returns in a given fund are positive. If these investment returns decrease or turn negative in subsequent periods, recognized carried interests will be reduced and reflected as investment losses. Gross carried interest is reduced for carry pool allocations and refunds of management fees payable upon the recognition of carried interest.

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

Economic Net Income

Economic net income (“ENI”) is a measure of profitability for KKR’s reportable segments and is comprised of: (i) FRE; plus (ii) segment investment income, which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income on a U.S. GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income relating to noncontrolling interests; and (iii) the exclusion of income taxes. You should note that KKR’s calculation of ENI may differ from the calculations of other investment managers and, as a result, its measurements of ENI may not be comparable to similar measures presented by other investment managers.

Committed Dollars Invested

Committed dollars invested is the aggregate amount of capital commitments that have been invested by our investment funds and carry-yielding co-investment vehicles during a given period. Such amounts include: (i) capital invested by fund investors and co-investors with respect to which we are entitled to a carried interest and (ii) capital invested by us.

Uncalled Commitments

Uncalled commitments represents unfunded capital commitments that KKR’s investment funds and carry paying co-investment vehicles have received from partners to contribute capital to fund future investments.

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our unaudited condensed consolidated results of operations for the three and six-months ended June 30, 2011 and 2010. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three and six-months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Revenues
Fees	$117,612	$87,070	$349,455	$193,101

Expenses
Compensation and Benefits	272,415	348,621	628,969	714,152
Occupancy and Related Charges	12,829	9,510	25,383	19,195
General, Administrative and Other	32,903	58,046	78,024	135,770
Fund Expenses	13,139	14,409	22,662	24,777
Total Expenses	331,286	430,586	755,038	893,894

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,319,089	1,031,568	3,806,298	3,318,121
Dividend Income	31,215	147,373	36,023	590,280
Interest Income	88,749	56,152	154,117	104,455
Interest Expense	(17,371)	(10,134)	(34,623)	(23,961)
Total Investment Income (Loss)	1,421,682	1,224,959	3,961,815	3,988,895

Income (Loss) Before Taxes	1,208,008	881,443	3,556,232	3,288,102

Income Taxes	25,605	31,283	56,388	44,735

Net Income (Loss)	1,182,403	850,160	3,499,844	3,243,367

Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	1,014,756	676,816	2,763,728	2,663,946
Less: Net Income (Loss) Attributable to Noncontrolling Interests Held by KKR Holdings L.P.	128,026	143,437	536,930	435,678

Net Income (Loss) Attributable to KKR & Co. L.P.	$39,621	$29,907	$199,186	$143,743

Three Months ended June 30, 2011 compared to Three Months ended June 30, 2010

Fees

Fees were $117.6  million for the three months ended June 30, 2011, an increase of $30.5 million, compared to fees of $87.1 million for the three months ended June 30, 2010. The net increase was primarily due to (i) a net increase in gross monitoring fees of $21.5 million and (ii) an increase in incentive fees earned from KFN of $7.8 million. The increase in gross monitoring fees was primarily the result of $7.8 million of fees received from the termination of a monitoring fee arrangement in connection with the sale of Seven Media Group (media sector) as well as $14.2 million of consulting fees earned by an entity that was not consolidated prior to 2011. Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. The increase in incentive fees from KFN is the result of KFN’s improved financial performance as it continues to exceed certain required benchmarks.

Expenses

Expenses were $331.3 million for the three months ended June 30, 2011, a decrease of $99.3 million, compared to $430.6 million for the three months ended June 30, 2010. The decrease was primarily due to the net effect of (i) a net decrease in equity-based payments of $121.8 million offset partially by (ii) an increase in cash-based compensation and benefits of $21.3 million. The net decrease in equity-based payments is due primarily to fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition, as well as a lower carry pool allocation as a result of the recognition of lower carried interest in the second quarter of 2011 as compared to the comparable prior period. The increase in cash-based compensation and benefits reflects the hiring of additional personnel and the inclusion of compensation incurred by an entity that was not consolidated prior to 2011.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $1,319.1 million for the three months ended June 30, 2011, an increase of $287.5 million, compared to $1,031.6 million for the three months ended June 30, 2010. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended June 30,
	2011	2010
	($ in thousands)
Private Equity Investments	$1,388,325	$822,801
Other Net Gains (Losses) from Investment Activities	(69,236)	208,767
Net Gains (Losses) from Investment Activities	$1,319,089	$1,031,568

The majority of our net gains (losses) from investment activities relate to our private equity portfolio. The following is a summary of the components of net gains (losses) from investment activities for Private Equity Investments which illustrates the variances from the prior period. See “—Segment Analysis—Private Markets Segment” for further information regarding gains and losses in our private equity portfolio:

	Three Months Ended June 30,
	2011	2010
	($ in thousands)
Realized Gains	$853,994	$431,543
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(752,294)	(440,942)
Realized Losses	(441)	(121,712)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	—	121,712
Unrealized Gains from Changes in Fair Value	1,943,198	1,840,543
Unrealized Losses from Changes in Fair Value	(656,132)	(1,008,343)
Net Gains (Losses) from Investment Activities	$1,388,325	$822,801

(a)                                  Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

Dividend income was $31.2 million for the three months ended June 30, 2011, a decrease of $116.2 million compared to dividend income of $147.4 million for the three months ended June 30, 2010. During the three months ended June 30, 2011, we received $26.2 million of dividends from Legrand Holdings S.A. (ENXTPA: LR) and an aggregate of $5.0 million of dividends from other investments.  During the three months ended June 30, 2010, we received $143.9 million of dividends from HCA Inc. and Legrand Holdings S.A. and an aggregate of $3.5 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $88.7 million for the three months ended June 30, 2011, an increase of $32.6 million, compared to $56.2 million for the three months ended June 30, 2010. The increase primarily reflects an increase in the level of fixed income instruments in our public markets investment vehicles.

Interest Expense

Interest expense was $17.4 million for the three months ended June 30, 2011, an increase of $7.2 million, compared to $10.1 million for the three months ended June 30, 2010. The increase was primarily due to higher average borrowing costs for the three months ended June 30, 2011, driven by the issuance of the Senior Notes in September 2010.

Income (Loss) Before Taxes

Due to the factors described above, income before taxes was $1,208.0 million for the three months ended June 30, 2011, an increase of $326.6 million, compared to $881.4 million for the three months ended June 30, 2010.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

Net income attributable to noncontrolling interests in consolidated entities was $1,014.8 million for the three months ended June 30, 2011, an increase of $337.9 million, compared to $676.8 million for the three months ended June 30, 2010. The increase was primarily driven by the overall increase in the components of net gains (losses) from investment activities described above.

Net Income (Loss) Attributable to Noncontrolling Interests in KKR Holdings

Net income attributable to noncontrolling interests in KKR Holdings was $128.0 million for the three months ended June 30, 2011, a decrease of $15.4 million, compared to $143.4 million for the three months ended June 30, 2010.

Six Months ended June 30, 2011 compared to Six Months ended June 30, 2010

Fees

Fees were $349.5 million for the six months ended June 30, 2011, an increase of $156.4 million, compared to $193.1 million for the six months ended June 30, 2010.  The net increase was primarily due to (i) a net increase in gross monitoring fees of $109.6 million; (ii) an increase in gross transaction fees of $29.2 million and (iii) an an increase in incentive fees earned from KFN of $7.3 million.  The increase in gross monitoring fees was the result of $76.6 million of fees received from the termination of monitoring fee arrangements in connection with the IPOs or sales of three portfolio companies, HCA, Inc., The Nielsen Company B.V. (NYSE: NLSN) and Seven Media Group as well as $26.9 million of consulting fees earned by an entity that was not consolidated prior to 2011. Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with initial public offerings or other sales activity in our private equity portfolio.  The increase in gross transaction fees of $29.2 million primarily reflects an increase in both the number and size of fee-generating investments in our private markets business as well as an increase in overall capital markets transaction activity.  The increase in incentive fees at KFN is the result of KFN’s improved financial performance as it continues to exceed certain required benchmarks.

Expenses

Expenses were $755.0 million for the six months ended June 30, 2011, a decrease of $138.9 million, compared to $893.9 million for the six months ended June 30, 2010. The decrease was primarily due to the net effect of (i) a net decrease in equity-based payments of $192.4 million offset partially by (ii) an increase in cash-based compensation and benefits of $40.3 million. The net decrease in equity-based payments is due primarily to fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition, partially offset by a higher carry pool allocation as a result of the recognition of higher carried interest in the first six months of 2011 as compared to the comparable prior period. The increase in cash-based compensation and benefits reflects the hiring of additional personnel and the inclusion of compensation incurred by an entity that was not consolidated prior to 2011.

Offsetting the net decrease in compensation and benefits expense is an overall increase in operating expenses in connection with the expansion of our businesses.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $3,806.3 million for the six months ended June 30, 2011, an increase of $488.2 million, or compared to $3,318.1 million for the six months ended June 30, 2010. The following is a summary of net gains (losses) from investment activities:

	Six Months Ended June 30,
	2011	2010
	($ in thousands)
Private Equity Investments	$3,901,385	$2,917,925
Other Net Gains (Losses) from Investment Activities	(95,087)	400,196
Net Gains (Losses) from Investment Activities	$3,806,298	$3,318,121

The majority of our net gains (losses) from investment activities relate to our private equity portfolio. The following is a summary of the components of net gains (losses) from investment activities for Private Equity Investments which illustrates the variances from the prior period. See “—Segment Analysis—Private Markets Segment” for further information regarding gains and losses in our private equity portfolio.

	Six Months Ended June 30,
	2011	2010
	($ in thousands)
Realized Gains	$2,369,290	$647,223
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(2,217,124)	(620,634)
Realized Losses	(38,265)	(122,876)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	30,110	157,876
Unrealized Gains from Changes in Fair Value	4,818,501	4,257,593
Unrealized Losses from Changes in Fair Value	(1,061,127)	(1,401,257)
Net Gains (Losses) from Investment Activities	$3,901,385	$2,917,925

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

Dividend income was $36.0 million for the six months ended June 30, 2011, a decrease of $554.3 million compared to dividend income of $590.3 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, we received $26.2 million of dividends from Legrand Holdings S.A. and an aggregate of $9.8 million of dividends from other investments.  During the six months ended June 30, 2010, we received $584.7 million of dividends from HCA Inc., Legrand Holdings S.A. and Visant Inc. (media sector) and an aggregate of $5.6 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $154.1 million for the six months ended June 30, 2011, an increase of $49.7 million, compared to $104.5 million for the six months ended June 30, 2010. The increase primarily reflects an increase in the level of fixed income instruments in our public markets investment vehicles.

Interest Expense

Interest expense was $34.6 million for the six months ended June 30, 2011, an increase of $10.7 million, compared to $24.0 million for the six months ended June 30, 2010. The increase was primarily due to higher average borrowing costs for the six months ended June 30, 2011, driven by the issuance of the Senior Notes in September 2010.

Income (Loss) Before Taxes

Due to the factors described above, income before taxes was $3,556.2 million for the six months ended June 30, 2011, an increase of $268.1 million, compared to $3,288.1 million for the six months ended June 30, 2010.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

Net income attributable to noncontrolling interests in consolidated entities was $2,763.7 million for the six months ended June 30, 2011, an increase of $99.8 million, compared to $2,663.9 million for the six months ended June 30, 2010. The increase was primarily driven by the overall increase in the components of net gains (losses) from investment activities described above.

Net Income (Loss) Attributable to Noncontrolling Interests in KKR Holdings

Net income attributable to noncontrolling interests in KKR Holdings was $536.9 million for the six months ended June 30, 2011, an increase of $101.3 million, compared to $435.7 million for the six months ended June 30, 2010.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for the three and six months ended June 30, 2011 and 2010. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Results” and the condensed consolidated financial statements and related notes included elsewhere in this filing.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$106,679	$97,046	$216,936	$195,206
Incentive Fees	—	—	—	—
Total Management and Incentive Fees	106,679	97,046	216,936	195,206
Net Monitoring and Transaction Fees:
Monitoring Fees	30,653	20,512	121,080	43,044
Transaction Fees	8,132	20,128	61,310	45,242
Total Fee Credits	(12,113)	(13,872)	(82,900)	(23,949)
Net Transaction and Monitoring Fees	26,672	26,768	99,490	64,337
Total Fees	133,351	123,814	316,426	259,543
Expenses
Compensation and Benefits	46,205	38,463	92,180	79,304
Occupancy and Related Charges	10,944	8,751	21,519	17,676
Other Operating Expenses	38,424	34,486	74,308	64,232
Total Expenses	95,573	81,700	188,007	161,212
Fee Related Earnings	37,778	42,114	128,419	98,331
Investment Income (Loss)
Gross Carried interest	201,331	228,413	530,378	551,253
Less: Allocation to KKR carry pool	(79,570)	(95,597)	(217,855)	(194,830)
Less: Management fee refunds	(31,905)	(17,907)	(36,709)	(101,647)
Net carried interest	89,856	114,909	275,814	254,776
Other investment income (loss)	690	(1,462)	1,757	(4,056)
Total Investment Income (Loss)	90,546	113,447	277,571	250,720
Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	128,324	155,561	405,990	349,051
Income (Loss) Attributable to Noncontrolling Interests	168	436	1,095	186
Economic Net Income	$128,156	$155,125	$404,895	$348,865
Assets under management (period end)	$47,071,900	$41,031,100	$47,071,900	$41,031,100
Fee paying assets under management (period end)	$38,430,300	$35,317,500	$38,430,300	$35,317,500
Committed Dollars Invested	$420,300	$839,200	$1,230,000	$1,834,700
Uncalled Commitments (period end)	$12,456,800	$11,901,100	$12,456,800	$11,901,100

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Fees

Fees were $133.4 million for the three months ended June 30, 2011, an increase of $9.5 million, compared to fees of $123.8 million for the three months ended June 30, 2010. The net increase was primarily due to an increase in gross monitoring fees of $10.1 million and an increase in management fees of $9.6 million, partially offset by a decrease in gross transaction fees of $12.0 million. The increase in gross monitoring fees was primarily the result of $7.8 million of fees received from the termination of a monitoring fee arrangement in connection with the partial sale of Seven Media Group, which impacted fee related earnings by $1.9 million, net of associated fee credits. Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. In addition, management fee income increased $9.6 million primarily due to an increase in fee paying capital at our private equity funds.  These increases were partially offset by a decrease in gross transaction fees of $12.0 million reflecting a decline in both the number and size of fee-generating investments completed.

Expenses

Expenses were $95.6 million for the three months ended June 30, 2011, an increase of $13.9 million, compared to expenses of $81.7 million for the three months ended June 30, 2010. The increase was primarily the result of (i) an increase of $7.7 million in compensation and benefits expense and (ii) an increase in occupancy and related charges of $2.2 million, each of which is a reflection of the hiring of additional personnel and the continued expansion of our business; and (iii) an increase in other operating expenses of $3.9 million primarily due to an increase in professional fees related to the continued expansion of our business and from expenses related to the formation of and capital raising for new private equity funds.

Fee Related Earnings

Fee related earnings in our Private Markets segment were $37.8 million for the three months ended June 30, 2011, a decrease of $4.3 million, compared to fee related earnings of $42.1 million for the three months ended June 30, 2010. The decrease was due to the increase in expenses, partially offset by the increase in fees as described above.

Investment Income (Loss)

Investment income was $90.5 million for the three months ended June 30, 2011, a decrease of $22.9 million, compared to investment income of $113.4 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, investment income (loss) was comprised primarily of net carried interest of $89.9 million.

The following table presents the components of net carried interest for the three months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,
	2011	2010
	($ in thousands)
Net Realized Gains (Losses)	$122,949	$68,451
Net Unrealized Gains (Losses)	74,312	137,760
Dividends and Interest	4,070	22,202
Gross carried interest	201,331	228,413
Less: Allocation to KKR carry pool	(79,570)	(95,597)
Less: Management fee refunds	(31,905)	(17,907)
Net carried interest	$89,856	$114,909

Net realized gains (losses) for the three months ended June 30, 2011 consists primarily of the partial sales of Avago Technologies Limited (NYSE: AVGO), Rockwood Holdings, Inc. (NYSE: ROC) and Seven Media Group.  Net realized gains (losses) for the three months ended June 30, 2010 consists of the partial sales of Eastman Kodak Company (NYSE: EK) and Avago Technologies Limited.

The following table presents net unrealized gains (losses) of carried interest by fund for the three months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,
	2011	2010
	($ in thousands)
2006 Fund	$43,420	$178,799
Asian Fund	22,630	(6,778)
Co-Investment Vehicles	15,456	979
KKR E2 Investors (Annex Fund)	7,973	328
China Growth Fund	7,868	—
European III Fund	5,817	—
Millennium Fund	(554)	(9,881)
European Fund	(28,298)	(25,687)
Total (a)	$74,312	$137,760

(a)                                 The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the three months ended June 30, 2011 and 2010, the European II Fund was excluded.

For the three months ended June 30, 2011, approximately 37% of net unrealized gains from changes in the value of our portfolio were attributable to changes in the share prices of various publicly held investments, the most significant of which were Dollar General Corporation (NYSE: DG) and The Nielsen Company B.V.  In addition, there were significant unrealized losses due to the reversal of previously recognized gains in connection with the partial sales of Avago Technologies Limited, Rockwood Holdings, Inc. and  Seven Media Group.  Our private portfolio contributed the remainder of the change in value, the most significant of which related to Hilcorp Resources LLC (energy sector).  The increased valuations, in the aggregate, generally related to individual company performance and in the case of Hilcorp Resources LLC an increase that reflected the valuation of a recently executed agreement to sell the investment, which is expected to close in the fourth quarter of 2011.   These unrealized gains were partially offset by unrealized losses, the most significant of which was Biomet, Inc. (health care sector) for the three months ended June 30, 2011.

For the three months ended June 30, 2010, approximately 14% of net unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which was Dollar General Corporation.  Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were East Resources, Inc. (energy sector) and HCA Inc. The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of East Resources, Inc. an increase that reflected the valuation of an executed agreement to sell the investment.

Dividend and interest income for the three months ended June 30, 2011 consists primarily of dividends earned from Avago Technologies Limited and Legrand Holdings S.A. Dividend income for the three months ended June 30, 2010 consists primarily of dividends earned from HCA Inc. and Visant Inc.  Management fee refunds amounted to $31.9 million for the three months ended June 30, 2011, an increase of $14.0 million from the three months ended June 30, 2010, as certain funds valued below cost (or just above cost) appreciated in value triggering the recognition of higher management fee refunds.

Economic Net Income

Economic net income in our Private Markets segment was $128.2 million for the three months ended June 30, 2011, a decrease of $26.9 million, compared to economic net income of $155.1 million for the three months ended June 30, 2010. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from March 31, 2011 to June 30, 2011:

($ in thousands)
March 31, 2011 AUM	$46,239,100
New Capital Raised	750,000
Distributions	(1,400,400)
Foreign Exchange	60,400
Change in Value	1,422,800
June 30, 2011 AUM	$47,071,900

AUM for the Private Markets segment was $47.1 billion at June 30, 2011, an increase of $0.8 billion, compared to $46.2 billion at March 31, 2011. AUM benefited from increases in value of $1.4 billion from changes in the market values of our private equity portfolio companies and $0.8 billion of newly raised capital for our natural resources strategy. The increased values in our private equity funds were driven primarily by net unrealized gains of $0.5 billion, $0.3 billion, $0.1 billion, $0.1 billion, $0.1 billion, and $0.1 billion in our 2006 Fund, European II Fund, Millennium Fund, Asian Fund, European Fund  and European Fund III, respectively.

Approximately 39% of the net change in value for the three months ended June 30, 2011 was attributable to changes in share prices of various publicly-listed investments, most notably increases in Dollar General Corporation, Avago Technologies Limited and The Nielsen Company B.V. partially offset by a decrease in NXP Semiconductors NV (NASDAQ: NXPI). Our private portfolio contributed the remainder of the change in value, the most significant of which related to Hilcorp Resources, LLC, Laureate Education, Inc. (education sector), AVR Bedrijven N.V. (recycling sector) and Kion GmbH (manufacturing sector). These gains were partially offset by unrealized losses relating to Biomet, Inc.  The increased valuations, in the aggregate, generally related to individual company performance and in the case of Hilcorp Resources LLC an increase that reflected the valuation of a recently executed agreement to sell the investment, which is expected to close in the fourth quarter of 2011. The increases above were offset by distributions from our funds totaling $1.4 billion, which was comprised of $0.8 billion of realized gains and $0.6 billion of return of original cost.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from March 31, 2011 to June 30, 2011:

($ in thousands)
March 31, 2011 FPAUM	$37,883,600
New Capital Raised	750,000
Distributions	(351,100)
Foreign Exchange	150,400
Change in Value	(2,600)
June 30, 2011 FPAUM	$38,430,300

FPAUM in our Private Markets segment was $38.4 billion at June 30, 2011, an increase of $0.5 billion, compared to $37.9 billion at March 31, 2011.  The increase was primarily attributable to $0.8 billion of new fee paying capital raised for our natural resources strategy, partially offset by distributions of $0.4 billion.

Committed Dollars Invested

Committed dollars invested were $0.4 billion for the three months ended June 30, 2011, a decrease of $0.4 billion, compared to committed dollars invested of $0.8 billion for the three months ended June 30, 2010.

Uncalled Commitments

As of June 30, 2011, our Private Markets Segment had $12.5 billion of remaining uncalled capital commitments that could be called for investments in new transactions, including $4.0 billion of uncalled capital commitments from our 2006

Fund. As of August 3, 2011, the 2006 Fund has committed capital to approximately $2.0 billion of pending transactions and contingent commitments, although there can be no assurance that any of these capital commitments will be drawn as contemplated for a variety of reasons, including the risk that pending transactions do not close or that contingent commitments are not deployed.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Fees

Fees were $316.4 million for the six months ended June 30, 2011, an increase of $56.9 million, compared to fees of $259.5 million for the six months ended June 30, 2010. The net increase was primarily due to (i) a net increase in gross monitoring fees of $78.0 million; (ii) an increase in management fees of $21.7 million and (iii) an increase in gross transaction fees of $16.1 million. The increase in gross monitoring fees was the result of $76.5 million of fees received from the termination of monitoring fee arrangements in connection with the IPOs or sales of three portfolio companies, HCA, Inc., The Nielsen Company B.V., and Seven Media Group which impacted fee related earnings by $39.7 million net of associated fee credits. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with initial public offering or other sale activity in our private equity portfolio. The increase in management fee income of $21.7 million resulted primarily from an increase in fee paying capital at our private equity funds.  In addition, the increase in gross transaction fees of $16.1 million primarily reflects an increase in both the number and size of fee-generating investments. These increases were partially offset by an increase in credits earned by limited partners under fee sharing arrangements in our private equity funds due primarily to the increased gross transaction and monitoring fees.

Expenses

Expenses were $188.0 million for the six months ended June 30, 2011, an increase of $26.8 million, compared to expenses of $161.2 million for the six months ended June 30, 2010. The increase was primarily the result of (i) an increase of $12.9 million in compensation and benefits expense and (ii) an increase in occupancy and related charges of $3.8 million, each of which is a reflection of the hiring of additional personnel and the continued expansion of our business; and (iii) an increase in other operating expenses of $10.1 million primarily due to an increase in professional fees related to the continued expansion of our business and from expenses related to the formation of and capital raising for new private equity funds.

Fee Related Earnings

Fee related earnings in our Private Markets segment were $128.4 million for the six months ended June 30, 2011, an increase of $30.1 million, compared to fee related earnings of $98.3 million for the six months ended June 30, 2010. The increase was due primarily to the increase in fees, partially offset by the increase in expenses as described above.

Investment Income

Investment income was $277.6 million for the six months ended June 30, 2011, an increase of $26.9 million compared to investment income of $250.7 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, investment income (loss) was comprised of (i) net carried interest of $275.8 million and (ii) other investment income of $1.8 million which primarily reflects gains on foreign exchange contracts.

The following table presents the components of net carried interest for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
	2011	2010
	($ in thousands)
Net Realized Gains (Losses)	$313,182	$101,758
Net Unrealized Gains (Losses)	212,769	362,459
Dividends and Interest	4,427	87,036
Gross carried interest	530,378	551,253
Less: Allocation to KKR carry pool	(217,855)	(194,830)
Less: Management fee refunds	(36,709)	(101,647)
Net carried interest	$275,814	$254,776

Net realized gains (losses) for the six months ended June 30, 2011 consists primarily of the partial sales of Legrand Holdings S.A., Avago Technologies Limited, HCA, Inc. and Seven Media Group.

Net realized gains (losses) for the six months ended June 30, 2010 consists of the realized gains on partial sales of Dollar General Corporation, Legrand Holdings S.A., Eastman Kodak Company and Avago Technologies Limited offset by realized losses on the write-off of our investment in Masonite International, Inc. (manufacturing sector).

The following table presents net unrealized gains (losses) of carried interest by fund for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
	2011	2010
	($ in thousands)
2006 Fund	$150,027	$260,051
Asian Fund	69,787	33,515
Millennium Fund	55,128	28,671
Co-Investment Vehicles	24,718	30,028
European III Fund	8,490	—
KKR E2 Investors (Annex Fund)	8,126	359
China Growth Fund	7,868	—
European Fund	(111,375)	9,835
Total (a)	$212,769	$362,459

(a)                                             The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the six months ended June 30, 2011 and 2010, the European II Fund was excluded.

For the six months ended June 30, 2011, approximately 36% of net unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which were HCA, Inc., Dollar General Corporation  and The Nielsen Company B.V.  In addition, there were significant unrealized losses due to the reversal of previously recognized gains in connection with the partial sales of Avago Technologies Limited, Legrand Holdings S.A, HCA, Inc. and Seven Media Group.  Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were Hilcorp Resources LLC and Oriental Brewery (consumer products sector). The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of Hilcorp Resources LLC an increase that reflected the valuation of a recently executed agreement to sell the investment, which is expected to close in the fourth quarter of 2011.

                For the six months ended June 30, 2010, approximately 25% of net unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which were Dollar General Corporation and Legrand Holdings S.A. Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were East Resources, Inc., HCA, Inc., and Alliance Boots GmbH (healthcare sector). The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of East Resources, Inc. an increase that reflected the valuation of an executed agreement to sell the investment.

  Dividend income for the six months ended June 30, 2011 consisted primarily of dividends earned from Avago Technologies Limited and Legrand Holdings S.A. Dividend income for the six months ended June 30, 2010 consisted primarily of dividends earned from HCA, Inc., Visant Corporation and Legrand Holdings S.A. Management fee refunds amounted to $36.7 million for the six months ended June 30, 2011, a decrease of $64.9 million from the six months ended June 30, 2010, primarily reflecting certain funds becoming carry-earning in the six months ended June 30, 2010.

Economic Net Income (Loss)

        Economic net income in our Private Markets segment was $404.9 million for the six months ended June 30, 2011, an increase of $56.0 million, compared to economic net income of $348.9 million for the six months ended June 30, 2010. The increased fee related earnings and investment income described above were the main contributors to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2010 to June 30, 2011.

($ in thousands)
December 31, 2010 AUM	$46,223,900
New Capital Raised	816,200
Distributions	(3,873,300)
Foreign Exchange	206,400
Change in Value	3,698,700
June 30, 2011 AUM	$47,071,900

        AUM in our Private Markets segment was $47.1 billion at June 30, 2011, an increase of $0.9 billion, compared to $46.2 billion at December 31, 2010. AUM benefited from increases in value of $3.7 billion from changes in the market values of our private equity portfolio companies and $0.8 billion of newly raised capital for our natural resources strategy.  The increased values in our private equity funds were driven primarily by net unrealized gains of $1.2 billion, $0.8 billion, $0.4 billion, $0.5 billion, $0.2 billion, and $0.2 billion in our 2006 Fund, Millennium Fund, Asian Fund, European Fund II, European Fund and European Fund III, respectively. Net unrealized gains and losses in all other private equity funds and co-investment vehicles were not significant during the period.

        Approximately 66% of the net change in value for the six months ended June 30, 2011 was attributable to changes in share prices of various publicly listed investments, notably increases in HCA, Inc., Dollar General Corporation, The Nielsen Company B.V., NXP Semiconductors NV, Rockwood Holdings Inc., and Avago Technologies.  Both HCA, Inc. and the Nielsen Company B.V. conducted an initial public offering during the six months ended June 30, 2011.  There were no significant decreases in our publicly listed investments for the six months ended June 30, 2011.  Our private portfolio contributed the remainder of the change in value, the most significant of which related to Hilcorp Resources, Inc., Kion GmbH and Oriental Brewery. These unrealized gains were partially offset by unrealized losses, none of which individually represented a significant offset to such gains. The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of Hilcorp Resources LLC an increase that reflected the valuation of a recently executed agreement to sell the investment, which is expected to close in the fourth quarter of 2011.  The increase in value described above was partially offset by distributions from our funds totaling $3.9 billion, comprised of $2.4 billion of realized gains and $1.5 billion of return of original cost.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2010 to June 30, 2011:

( $ in thousands)
December 31, 2010 FPAUM	$38,186,700
New Capital Raised	816,200
Distributions	(1,126,600)
Foreign Exchange	542,500
Change in Value	11,500
June 30, 2011 FPAUM	$38,430,300

        FPAUM in our Private Markets segment was $38.4 billion at June 30, 2011, an increase of $0.2 billion, compared to $38.2 billion at December 31, 2010.   The increase was primarily the result of new capital raised of $0.8 billion relating primarily to our natural resources initiative as well as increases related to foreign exchange adjustments on foreign denominated commitments and invested capital of $0.5 billion.  These increases were partially offset by distributions of $1.1 billion in our private equity funds representing a reduction of invested capital associated with realization activity.

Committed Dollars Invested

        Committed dollars invested were $1.2 billion for the six months ended June 30, 2011, a decrease of $0.6 billion, compared to committed dollars invested of $1.8 billion, for the six months ended June 30, 2010. The decrease was due primarily to a decrease in the transaction volume of private equity investments closed during the first six months of 2011 as compared with the first six months of 2010.

Uncalled Commitments

As of June 30, 2011, our Private Markets Segment had $12.5 billion of remaining uncalled capital commitments that could be called for investments in new transactions, including $4.0 billion of uncalled capital commitments from our 2006 Fund. As of August 3, 2011, the 2006 Fund has committed capital to approximately $2.0 billion of pending transactions and contingent commitments, although there can be no assurance that any of these capital commitments will be drawn as contemplated for a variety of reasons, including the risk that pending transactions do not close or that contingent commitments are not deployed.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three months ended June 30, 2011 and 2010.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	( $ in thousands)		( $ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$19,550	$13,623	$36,843	$26,492
Incentive Fees	16,146	8,350	28,159	20,850
Total Management and Incentive Fees	35,696	21,973	65,002	47,342
Net Monitoring and Transaction Fees:
Monitoring Fees	—	—	—	—
Transaction Fees	356	2,330	4,085	8,153
Total Fee Credits	(98)	(1,406)	(2,303)	(5,596)
Net Transaction and Monitoring Fees	258	924	1,782	2,557
Total Fees	35,954	22,897	66,784	49,899
Expenses
Compensation and Benefits	10,664	7,474	21,823	14,616
Occupancy and Related Charges	818	580	1,773	1,148
Other Operating Expenses	3,634	3,093	7,842	6,690
Total Expenses	15,116	11,147	31,438	22,454
Fee Related Earnings	20,838	11,750	35,346	27,445
Investment Income (Loss)
Gross Carried interest	53	1,081	3,127	1,452
Less: Allocation to KKR carry pool	(21)	(432)	(1,251)	(581)
Less: Management fee refunds	—	—	—	—
Net carried interest	32	649	1,876	871
Other investment income (loss)	661	(126)	310	382
Total Investment Income (Loss)	693	523	2,186	1,253
Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	21,531	12,273	37,532	28,698
Income (Loss) Attributable to Noncontrolling Interests	178	110	316	255
Economic Net Income	$21,353	$12,163	$37,216	$28,443
Assets under management (period end)	$14,868,300	$13,367,200	$14,868,300	$13,367,200
Fee paying assets under management (period end)	$8,005,600	$6,325,900	$8,005,600	$6,325,900
Committed Dollars Invested	$76,800	$40,000	$394,200	$187,200
Uncalled Commitments (period end)	$1,242,100	$1,363,100	$1,242,100	$1,363,100

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Fees

Fees were $36.0 million for the three months ended June 30, 2011, an increase of $13.1 million, compared to fees of $22.9 million for the three months ended June 30, 2010.  The increase is primarily due to the increase in incentive fee income from KFN of $7.8 million.  The increase in incentive fee income is a result of KFN’s improved financial performance as it continues to exceed certain required benchmarks. Total fees also increased due to an increase in management fees of $5.9 million.  The increase in management fees is attributable to new capital raised and an increase in the net asset value of certain investment vehicles that pay fees based on net asset value.

Expenses

Expenses were $15.1 million for the three months ended June 30, 2011, an increase of $4.0 million, compared to expenses of $11.1 million for the three months ended June 30, 2010. The increase was primarily due to an increase in compensation and benefits expense of $3.2 million primarily attributable to an increase in personnel to support growth in our Public Markets segment, including the development of our equity strategies platform.

Fee Related Earnings

Fee related earnings in our Public Markets segment were $20.8 million for the three months ended June 30, 2011, which represents an increase of $9.0 million, compared to $11.8 million for the three months ended June 30, 2010. The increase in fee related earnings is primarily due to the increase in fee income, partially offset by the increase in expenses, as described above.

Investment Income

Investment income was $0.7 million for the three months ended June 30, 2011, which represents an increase of $0.2 million compared to investment income of $0.5 million for the three months ended June 30, 2010.

Economic Net Income

Economic net income in our Public Markets segment was $21.4 million for the three months ended June 30, 2011, which represents an increase of $9.2 million, compared to economic net income of $12.2 million for the three months ended June 30, 2010. The increase in fee related earnings described above was the main contributor to the period over period increase in economic net income.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from March 31, 2011 to June 30, 2011:

($ in thousands)
March 31, 2011 AUM	$14,804,100
New Capital Raised	123,600
Distributions	(259,600)
Foreign Exchange	—
Change in Value	200,200
June 30, 2011 AUM	$14,868,300

AUM in our Public Markets segment was $14.9 billion at June 30, 2011, an increase of $0.1 billion, compared to $14.8 billion at March 31, 2011. The increase for the period was due to $0.1 billion of new capital raised and a $0.2 billion increase in the net asset value of certain investment vehicles, which were largely offset by $0.2 billion of redemptions in our liquid credit separately managed accounts and distributions from structured finance vehicles.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from March 31, 2011 to June 30, 2011:

($ in thousands)
March 31, 2011 FPAUM	$7,833,000
New Capital Raised	114,300
Distributions	(125,300)
Foreign Exchange	—
Change in Value	183,600
June 30, 2011 FPAUM	$8,005,600

FPAUM in our Public Markets segment was $8.0 billion at June 30, 2011, an increase of $0.2 billion, compared to $7.8 billion at March 31, 2011.The increase for the period was due to $0.1 billion of new capital raised and a $0.2 billion increase in the net asset value of certain investment vehicles, which were largely offset by $0.1 billion of redemptions in our liquid credit separately managed accounts.

Committed Dollars Invested

Committed dollars invested were $76.8 million for the three months ended June 30, 2011, compared to $40.0 million for the three months ended June 30, 2010.

Uncalled Commitments

As of June 30, 2011, our Public Markets segment had $1.2 billion of uncalled capital commitments that could be called for investments in new transactions.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Fees

Fees were $66.8 million for the six months ended June 30, 2011, an increase of $16.9 million, compared to $49.9 million for the six months ended June 30, 2010. Total fees increased primarily due to an increase in management fees of $10.3 million, reflecting new capital raised and an increase in the net asset value of certain investment vehicles that pay fees based on net asset value. The increase was also due to an increase in incentive fees earned from KFN of $7.3 million.  The increase in incentive fee income is a result of KFN’s improved financial performance as it continues to exceed certain required benchmarks.

Expenses

Expenses in our Public Markets segment were $31.4 million for the six months ended June 30, 2011, an increase of $8.9 million, compared to expenses of $22.5 million for the six months ended June 30, 2010.  The increase was primarily due to an increase in compensation and benefits expense of $7.2 million primarily attributable to an increase in personnel to support growth in our Public Markets segment, including the development of our equity strategies platform.

Fee Related Earnings

Fee related earnings in our Public Markets segment were $35.3 million for the six months ended June 30, 2011, an increase of $7.9 million, compared to fee related earnings of $27.4 million for the six months ended June 30, 2010. The increase in fee related earnings is primarily due to the increase in fee income, partially offset by the increase in expenses, as described above.

Investment Income

Our Public Markets segment had investment income of $2.2 million for the six months ended June 30, 2011, an increase of $0.9 million, compared to investment income of $1.3 million for the six months ended June 30, 2010. The increase was primarily driven by net carried interest earned during the six months ended June 30, 2011 as a result of the favorable performance and increased capital invested in certain investment vehicles from which we are entitled a carried interest.

Economic Net Income

Economic net income in our Public Markets segment was $37.2 million for the six months ended June 30, 2011, an increase of $8.8 million, compared to an economic net income of $28.4 million for the six months ended June 30, 2010. The increase in fee related earnings described above was the main contributor to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2010 to June 30, 2011:

($ in thousands)
December 31, 2010 AUM	$14,773,600
New Capital Raised	351,400
Distributions	(748,200)
Foreign Exchange	—
Change in Value	491,500
June 30, 2011 AUM	$14,868,300

AUM in our Public Markets segment was $14.9 billion at June 30, 2011, an increase of $0.1 billion, compared to $14.8 billion at December 31, 2010. Activity during the period included $0.4 billion in new capital raised, as well as a $0.5 billion increase in the net asset value of certain investment vehicles, largely offset by $0.7 billion of redemptions in our liquid credit separately managed accounts and distributions from structured finance vehicles.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2010 to June 30, 2011:

($ in thousands)
December 31, 2010 FPAUM	$7,824,400
New Capital Raised	341,800
Distributions	(600,000)
Foreign Exchange	—
Change in Value	439,400
June 30, 2011 FPAUM	$8,005,600

FPAUM in our Public Markets segment was $8.0 billion at June 30, 2011, an increase of $0.2 billion, compared to $7.8 billion at December 31, 2010. Activity during the period included $0.3 billion in new fee paying capital raised as well as a $0.4 billion increase in the net asset value of certain investment vehicles, largely offset by $0.6 billion of redemptions in our liquid credit separately managed accounts.

Uncalled Commitments

As of June 30, 2011, our Public Markets segment had $1.2 billion of remaining uncalled capital commitments that could be called for investment in new transactions.

Capital Markets and Principal Activities Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—	$—	$—
Incentive Fees	—	—	—	—
Total Management and Incentive Fees	—	—	—	—
Net Monitoring and Transaction Fees:
Monitoring Fees	—	—	—	—
Transaction Fees	26,397	14,983	56,766	39,580
Total Fee Credits	—	—	—	—
Net Transaction and Monitoring Fees	26,397	14,983	56,766	39,580
Total Fees	26,397	14,983	56,766	39,580
Expenses
Compensation and Benefits	6,241	3,494	12,247	7,764
Occupancy and Related Charges	360	202	689	394
Other Operating Expenses	2,279	1,815	5,259	3,473
Total Expenses	8,880	5,511	18,195	11,631
Fee Related Earnings	17,517	9,472	38,571	27,949
Investment Income (Loss)
Gross Carried interest	—	—	—	—
Less: Allocation to KKR carry pool	—	—	—	—
Less: Management fee refunds	—	—	—	—
Net carried interest	—	—	—	—
Other investment income (loss)	148,605	256,619	578,064	703,407
Total Investment Income (Loss)	148,605	256,619	578,064	703,407
Income (Loss) before Income (Loss) Attributable to Noncontrolling Interests	166,122	266,091	616,635	731,356
Income (Loss) Attributable to Noncontrolling Interests	605	328	1,200	809
Economic Net Income	$165,517	$265,763	$615,435	$730,547

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Fees

Fees were $26.4 million for the three months ended June 30, 2011, an increase of $11.4 million, compared to fees of $15.0 million for the three months ended June 30, 2010. The increase was primarily due to an increase in the size and number of various equity and debt transactions during the period. Overall, we completed 22 capital markets transactions in the second quarter of 2011 compared to 11 transactions in the second quarter of 2010.  The fees are earned in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $8.9 million for the three months ended June 30, 2011, an increase of $3.4 million, compared to expenses of $5.5 million for the three months ended June 30, 2010. The increase was primarily due to a $2.7 million increase in compensation and benefits expense and a $0.7 million increase in other operating expenses relating primarily to increased headcount and the overall expansion of our business.

Fee Related Earnings

Due primarily to the increase in fees described above, fee related earnings were $17.5 million for the three months ended June 30, 2011, an increase of $8.0 million, compared to fee related earnings of $9.5 million for the three months ended June 30, 2010.

Investment Income (Loss)

The following table presents the components of other investment income (loss) for the three months ended June 30, 2011 and 2010.

	Three Months
	Ended June 30,
	2011	2010
	($ in thousands)

Net Realized Gains (Losses)	$33,664	$(76,546)

Net Unrealized Gains (Losses)	108,924	302,375
Dividend Income	3,409	29,305
Interest Income	13,207	5,414
Interest Expense	(10,599)	(3,929)

Other Investment Income (Loss)	$148,605	$256,619

Investment income was $148.6 million for the three months ended June 30, 2011, a decrease of $108.0 million compared to investment income of $256.6 million for the three months ended June 30, 2010.

For the three months ended June 30, 2011, net realized gains were comprised of $32.1 million of gains from the sale of certain private equity investments, the most significant of which were Avago Technologies Limited, Rockwood Holdings, Inc. and Seven Media Group and $1.6 million of net realized gains from the sale of non-private equity investments. The net unrealized gains were comprised of $108.0 million of net unrealized appreciation of private equity investments, the most significant of which were Dollar General Corporation, The Nielsen Company B.V., Kion GmbH and Hilcorp Resources LLC, and $0.9 million of net appreciation of non-private equity investments.

For the three months ended June 30, 2010, net realized losses were comprised of $135.9 million of losses primarily from the disposition of Aveos, a non-private equity investment, which was partially offset by $59.4 million of gains from the sales of certain private equity investments, the most significant of which was Dollar General Corporation. The net unrealized gains were comprised of $185.7 million of net unrealized appreciation of private equity investments, the most significant of which were HCA, Inc., Dollar General Corporation and East Resources Inc.  In addition, there were other net unrealized gains of $116.7 million relating primarily to the reversal of previously recognized losses in connection with the disposition of Aveos.

Dividend income decreased $25.9 million from the three months ended June 30, 2010 primarily as a result of a significant dividend received in the prior period relating to HCA, Inc.

The increase in interest expense above is driven primarily by the issuance of the Senior Notes in September 2010, and the increase in interest income is due primarily to an increase in the level of fixed income instruments in our capital markets and principal activities segment.

Economic Net Income (Loss)

Economic net income was $165.5 million for the three months ended June 30, 2011, a decrease of $100.3 million, compared to economic net income of $265.8 million for the three months ended June 30, 2010. The decrease in investment income described above was the main contributor to the decrease in economic net income.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Fees

        Fees were $56.8 million for the six months ended June 30, 2011, an increase of $17.2 million, compared to $39.6 million for the six months ended June 30, 2010. The increase was primarily due to an increase in the number of capital markets transactions during the period. We completed 36 capital markets transactions during the six months ended June 30, 2011, as compared to 25 transactions during the six months ended June 30, 2010. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Total expenses were $18.2 million for the six months ended June 30, 2011, an increase of $6.6 million, compared to expenses of $11.6 million for the six months ended June 30, 2010. The increase was primarily due to a $4.5 million increase in compensation and benefits expense and a $2.1 million increase in other operating expenses relating primarily to increased headcount and the overall expansion of our business.

Fee Related Earnings

        Fee related earnings were $38.6 million for the six months ended June 30, 2011, an increase of $10.7 million, compared to fee related earnings of $27.9 million during the six months ended June 30, 2010. The increase was due primarily to the increase in fees as described above.

Investment Income (Loss)

The following table presents the components of other investment income (loss) for the six months ended June 30, 2011 and 2010.

	Six Months
	Ended June 30,
	2011	2010
	($ in thousands)

Net Realized Gains (Losses)	$147,597	$(68,327)

Net Unrealized Gains (Losses)	423,540	649,627
Dividend Income	4,721	121,685
Interest Income	23,860	11,346
Interest Expense	(21,654)	(10,924)

Other Investment Income (Loss)	$578,064	$703,407

Investment income was $578.1 million for the six months ended June 30, 2011 a decrease of $125.3 million compared to investment income of $703.4 million for the six months ended June 30, 2010.

For the six months ended June 30, 2011, net realized gains were comprised of $183.2 million of gains from the sale of certain private equity investments, the most significant of which was HCA, Inc. and Avago Technologies Limited, and $35.6 million of net realized losses from the sale of non-private equity investments, the most significant of which was Orient Corporation (financial services sector). The net unrealized gains were comprised of $374.4 million of net unrealized appreciation of private equity investments, the most significant of which were Dollar General Corporation, HCA, Inc., NXP Semiconductors NV and The Nielsen Company B.V., and $49.1 million of net appreciation of non-private equity investments.

For the six months ended June 30, 2010, net realized losses were comprised of $135.1 million of losses primarily from the disposition of Aveos, a non-private equity investment, which was partially offset by net realized gains of $66.8 million relating to the sale of certain private equity investments, the most significant of which was Dollar General Corporation.  The net unrealized gains were comprised of $478.1 million of net unrealized appreciation of private equity investments, the most significant of which were Dollar General Corporation, HCA, Inc. and Alliance Boots GmbH.  In addition, there were other net unrealized gains of $171.5 million relating primarily to the reversal of previously recognized losses in connection with the disposition of Aveos.

Dividend income decreased $117.0 million from the six months ended June 30, 2010 primarily as a result of a significant dividend received in the prior period relating to HCA, Inc.

The increase in interest expense above is driven primarily by the issuance of the Senior Notes in September 2010, and the increase in interest income is due primarily to an increase in the level of fixed income instruments in our capital markets and principal activities segment.

Economic Net Income (Loss)

        Economic net income was $615.4 million for the six months ended June 30, 2011, a decrease of $115.1 million, compared to economic net income of $730.5 million for the six months ended June 30, 2010. The decrease in investment income as described above was the main contributor to the decrease in economic net income.

Segment Partners’ Capital

The following table presents our segment statement of financial condition as June 30, 2011:

	As of June 30, 2011
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment		Total Reportable Segments

Cash and cash equivalents	$256,578	$7,573	$688,341		$952,492
Investments	—	—	5,181,945	(a)	5,181,945
Unrealized carry	675,148	4,877	—		680,025
Other assets	123,114	61,922	76,163		261,199
Total assets	$1,054,840	$74,372	$5,946,449		$7,075,661

Debt obligations	$—	$—	$500,000		$500,000
Other liabilities	181,680	13,512	59,355		254,547
Total liabilities	$181,680	$13,512	$559,355		$754,547

Noncontrolling interests	(1,841)	787	17,131		16,077

Partners’ capital	$875,001	$60,073	$5,369,963		$6,305,037

Book value per adjusted unit	$1.28	$0.09	$7.85		$9.22

The following table provides a reconciliation of KKR’s GAAP Common Units Outstanding to Adjusted Units.

Units
GAAP Common Units Outstanding - Basic	222,531,607
Unvested Common Units	1,099,616
GAAP Common Units Outstanding - Diluted	223,631,223
Adjustments:
KKR Holdings Units	460,493,018
Adjusted Units	684,124,241

Total Reportable Segments Partners’ Capital	$6,305,037

Plus: Equity impact of KKR Management Holdings Corp. and other	(52,766)
Less: Noncontrolling Interests held by KKR Holdings L.P.	4,727,983

Total KKR & Co. L.P. Partners’ Capital	$1,524,288

Liquidity

We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis involve: (i) generating cash flow from operations; (ii) generating income from investment activities; (iii) funding capital commitments that we have made to our funds; (iv) funding our growth initiatives; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our owners; and (vii) borrowings, interest payments and repayments under credit agreements, the Senior Notes and other borrowing arrangements. As of June 30, 2011, we had an available cash balance of approximately $1.0 billion.

Sources of Cash

Our principal sources of cash and cash equivalents consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) realizations on principal investments; and (iv) borrowings under our credit facilities and other borrowing arrangements described below.

Carried interest is distributed to the general partner of a vehicle with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception; and (iii) with respect to investments with a fair value below cost, cost has been returned to investors in an amount sufficient to reduce remaining cost to the investments’ fair value.

We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these facilities and other borrowing arrangements.

Revolving Credit Agreements

For the three months ending June 30, 2011, (i) no borrowings were made and (ii) no borrowings were outstanding, under any of the revolving credit agreements described below. We may, however, utilize these facilities prospectively in the normal course of our operations.

•      On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the “Corporate Credit Agreement”). The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit.  On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement (the “Amended and Restated Corporate Credit Agreement”) such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. On June 3, 2011, the Amended and Restated Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment has increased the availability for borrowings under the credit facility to $750 million. As of and for the six months ended June 30, 2011, no borrowings were outstanding under the Amended and Restated Corporate Credit Agreement

•      On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”). The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. Borrowings under this facility may only be used for our capital markets business. As of and for the six months ended June 30, 2011, no borrowings were outstanding under the  KCM Credit Agreement.

•      In June 2007, KKR PEI Investments L.P., (the “KPE Investment Partnership”) entered into a five-year revolving credit agreement, expiring in June 2012, with a syndicate of lenders (the “Principal Credit Agreement”). The Principal Credit Agreement provides for up to $925.0 million of senior secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. During May 2011, KKR made an offer for the outstanding commitments under the Principal Credit Agreement resulting in $285.0 million in commitments being assigned to a KKR subsidiary.  As of June 30, 2011, a wholly-owned subsidiary of KKR holds $350.0 million of commitments which has effectively reduced KKR’s availability under the Principal Credit Agreement on a consolidated basis to $575.0 million. As of and for the six months ended June 30, 2011, no borrowings were outstanding under the Principal Credit Agreement.

Senior Notes

•      On September 29, 2010, KKR Group Finance Co. LLC (the “Issuer”), a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 6.375% Senior Notes (the “Senior Notes”), which were issued at a price of 99.584%. The Senior Notes are unsecured and unsubordinated obligations of the Issuer and will mature on September 29, 2020, unless earlier redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including funding our capital commitments made to existing and future funds and any net capital requirements of our capital markets companies; (ii) service debt obligations, as well as any contingent liabilities that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings as described below; (v) make cash distributions in accordance with our distribution policy; and (vi) underwrite commitments within our capital markets business. We may also require cash to fund contingent obligations including those under clawback and net-loss sharing arrangements. See “—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis.” We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for the next 12 months.

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to the funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing. In addition, we are responsible for the uncalled commitments of the KPE Investment Partnership as a partner in our private equity funds. The following table presents our uncalled commitments to our active investment funds as of June 30, 2011:

Uncalled
Commitments
($ in thousands)
Private Markets
2006 Fund	$306,226
European Fund III	292,636
Asian Fund	97,413
Infrastructure Fund	50,000
E2 Investors (Annex Fund)	29,978
China Growth Fund	8,506
Natural Resources I	5,112
Other Private Markets Commitments	1,027
Total Private Markets Commitments	790,898

Public Markets
Mezzanine Fund	34,300
Capital Solutions Vehicles	10,100
Total Public Markets Commitments	44,400

Total Uncalled Commitments	$835,298

We expect to fund commitments with available cash, proceeds from realizations of principal assets and other sources of liquidity available to us.

We and certain intermediate holding companies that are taxable corporations for U.S. federal, state and local income tax purposes, may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Management Holdings L.P. made an election under Section 754 of the Internal Revenue Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs, which may result in an increase in our intermediate holding companies’ share of the tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our intermediate holding companies’ share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax our intermediate holding companies would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We have entered into a tax receivable agreement with KKR Holdings requiring our intermediate holding companies to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in

U.S. federal, state and local income tax that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation is an obligation of our intermediate holding companies and not of either KKR Group Partnership. As such, the cash distributions to common unitholders may vary from holders of KKR Group Partnership Units (held by KKR Holdings and our principals) to the extent payments are made under the tax receivable agreement to selling holders of KKR Group Partnership Units to date. As the payments reflect actual tax savings received by the intermediate holding companies, there may be a timing difference between the tax savings received by the intermediate holding companies and the cash payments to selling holders of KKR Group Partnership Units. To date, no cash payments were made under the tax receivable agreement.

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

We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. KKR does not intend to distribute gains on principal investments, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are generally intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships, KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For the purposes of KKR’s distribution policy, our distributions are expected to consist of an amount consisting of (i) FRE, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of our carry pool, and (iii) any additional distributions for certain taxes as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) noncontrolling interests, and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of our business and other matters as discussed above.

The declaration and payment of any distributions are subject to the discretion of the board of directors of the general partner of KKR & Co. L.P. and the terms of its limited partnership agreement. There can be no assurance that distributions will be made as intended or at all or that such distributions will be sufficient to pay any particular KKR & Co. L.P. unitholder’s actual U.S. or non-U.S. tax liability.

We may also be required to fund various underwriting commitments in our capital markets business in connection with the underwriting of loans, securities or other financial instruments. We generally expect that these commitments will be syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own account.

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2011 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$835.3	$—	$—	$—	$835.3
Debt payment obligations (2)	—	—	—	500.0	500.0
Interest obligations on debt (3)	36.4	66.1	64.6	143.5	310.6
Underwriting commitments (4)	227.0	—	—	—	227.0
Lending commitments (5)	113.6	—	—	—	113.6
Lease obligations	32.6	64.1	67.6	159.4	323.7
Total	$1,244.9	$130.2	$132.2	$802.9	$2,310.2

(1)           These uncalled commitments represent amounts committed by us to fund a portion of the purchase price paid for each investment made by our investment funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the rates at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See “—Liquidity—Liquidity Needs.”

(2)           Represents Senior Notes which are presented gross of unamortized discount.

(3)           These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming no prepayments are made and the related debt is held until its final maturity date. Future interest rates have been calculated using rates in effect as of June 30, 2011, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)           Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments of which $183.5 million has been syndicated to third parties, or otherwise fulfilled and terminated as of August 3, 2011 and $43.5 million remain.

(5)           Represents obligations in our capital markets business to lend under various revolving credit facilities.

In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our condensed consolidated financial statements as of June 30, 2011 relating to indemnification obligations.

The partnership documents governing our private equity funds generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors at the end of the life of the fund. Our principals are responsible for any clawback obligation relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships in accordance with the terms of the instruments governing the KKR Group Partnerships. As of June 30, 2011, assuming that all applicable private equity funds were liquidated at no value, the amount of carried interest distributed that would be subject to this clawback provision would be $753.6 million, of which $530.0 million would be borne by KKR and carry pool participants and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their June 30, 2011 fair values, the clawback obligation would have been $59.8 million, of which $46.5 million is recorded in due from affiliates, $6.9 million is due from noncontrolling interest holders and $6.4 million is the obligation of KKR.

The instruments governing certain of our private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the “net loss sharing provisions,” certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of June 30, 2011, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $968.5 million as of June 30, 2011.

Unlike the “clawback” provisions, the KKR Group Partnerships will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of

June 30, 2011. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$13,698.9	$—	$—	$—	$13,698.9
Debt payment obligations (2)	39.9	171.4	820.7	500.0	1,532.0
Interest obligations on debt (3)	46.8	107.7	181.8	143.5	479.8
Underwriting commitments (4)	227.0	—	—	—	227.0
Lending commitments (5)	113.6	—	—	—	113.6
Lease obligations	32.6	64.1	67.6	159.4	323.7
Total	$14,158.8	$343.2	$1,070.1	$802.9	$16,375.0

(1)           These uncalled commitments represent amounts committed by us and our fund investors to fund the purchase price paid for each investment made by our investment funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the rates at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See “—Liquidity—Liquidity Needs.”

(2)           Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns. Such financing arrangements include $796.4 million of financing provided through total return swaps and $235.6 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns and are not direct obligations of the general partners of our private equity funds or our management companies. Includes Senior Notes, which is presented gross of unamortized discount.

(3)           These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming no prepayments are made and the related debt is held until its final maturity date. Future interest rates have been calculated using rates in effect as of June 30, 2011, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)           Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments of which $183.5 million has been syndicated to third parties, or otherwise fulfilled and terminated as of August 3, 2011 and $43.5 million remain.

(5)           Represents obligations in our capital markets business to lend under various revolving credit facilities.

Off Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Consolidated Statement of Cash Flows

The accompanying condensed consolidated statements of cash flows include the cash flows of our consolidated entities which, in particular, include our consolidated funds despite the fact that we have only a minority economic interest in those funds. The assets of consolidated funds, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our condensed consolidated statements of cash flows. The primary cash flow activities of our consolidated funds involve: (i) raising capital from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds are treated as investment companies for accounting purposes, these cash flow amounts are included in our cash flows from operations.

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $2.2 billion and $0.1 billion during the six months ended June 30, 2011 and 2010, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $1.9 billion and $(0.2) billion during the six months ended June 30, 2011 and 2010, respectively; (ii) net realized gains (losses) on investments of $2.4 billion and $0.5 billion during the six months ended June 30, 2011 and 2010, respectively; and (iii) change in unrealized gains on investments of $1.4 billion and $2.8 billion during the six months ended June 30, 2011 and 2010, respectively. These amounts are reflected as operating activities in accordance with investment company accounting.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $(33.4) million and $25.3 million during the six months ended June 30, 2011 and 2010, respectively. Our investing activities included the purchases of furniture, equipment and leasehold improvements of $1.1 million and $4.7 million, as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $32.3 million and $(30.1) million during the six months ended June 30, 2011 and 2010, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash (used in) provided by financing activities was $(2.0) billion and $(0.1) billion during the six months ended June 30, 2011 and 2010, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling interests, of  $(1.9) billion and $0.7 billion during the six months ended June 30, 2011 and 2010, respectively; (ii) net proceeds received net of repayment of debt obligations of $43.0 million and $(0.8) billion during the six months ended June 30, 2011 and 2010, respectively; and (iii) distributions to net of contributions by our equity holders of $(0.1) billion and $(44.1) million during the six months ended June 30, 2011 and 2010, respectively.

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

Principles of Consolidation

Our policy is to consolidate (i) those entities in which we hold a majority voting interest or has majority ownership and control over significant operating, financial and investing decisions of the entity, including those private equity, fixed income, and capital solution oriented funds and their respective consolidated funds in which the general partner is presumed to have control, or (ii) entities determined to be variable interest entities (“VIEs”) for which we are considered the primary beneficiary.

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

The KKR funds are consolidated notwithstanding the fact that we have only a minority economic interest in those funds. The condensed consolidated financial statements reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated KKR funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors, are attributed to noncontrolling interests in the accompanying condensed consolidated financial statements. All of the management fees and certain other amounts earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to us or our partners’ capital.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include publicly-listed equities, publicly-listed derivatives, equity securities sold short, not yet purchased, and call options. We do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price. We classified 34.9% of total investments measured and reported at fair value as Level I at June 30, 2011.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments which are generally included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives. We classified 7.9% of total investments measured and reported at fair value as Level II at June 30, 2011.

Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private portfolio companies held through our private equity funds. We classified 57.2% of total investments measured and reported at fair value as Level III at June 30, 2011. The valuation of our Level III investments at June 30, 2011 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment.

When determining fair values of investments, we use the last reported market price as of the statement of financial condition date for investments that have readily observable market prices. If no sales occurred on such day, we use the “bid”

price at the close of business on that date and, if sold short, the “asked” price at the close of business on that date day. Forward contracts are valued based on market rates or prices obtained from recognized financial data service providers.

The majority of our private equity investments are valued utilizing unobservable pricing inputs. Management’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market multiples approach that considers a specified financial measure (such as EBITDA) and recent public and private transactions and other available measures for valuing comparable companies. Other factors such as the applicability of a control premium or illiquidity discount, the presence of significant unconsolidated assets and liabilities and any favorable or unfavorable tax attributes are also considered in arriving at a market multiples valuation. The second methodology utilized is typically a discounted cash flow approach. In this approach, we incorporate significant assumptions and judgments in determining the most likely buyer, or market participant for a hypothetical sale, which might include an initial public offering, private equity investor, strategic buyer or a transaction consummated through a combination of any of the above. Estimates of assumed growth rates, terminal values, discount rates, capital structure and other factors are employed in this approach. The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two methodologies, adjusted for issues related to achieving liquidity including size, registration process, corporate governance structure, timing, an initial public offering discount and other factors, if applicable. As discussed above, we utilize several unobservable pricing inputs and assumptions in determining the fair value of our private equity investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions.

Approximately 34.9%, or $13.5 billion, and 26.0%, or $9.5 billion, of the value of our investments were valued using quoted market prices, which have not been adjusted, as of June 30, 2011 and December 31, 2010, respectively.

Approximately 65.1%, or $25.1 billion, and 74.0%, or $27.0 billion, of the value of our investments were valued in the absence of readily observable market prices as of June 30, 2011 and December 31, 2010, respectively. The majority of these investments were valued using internal models with significant unobservable market parameters and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable market prices had existed. Additional external factors may cause those values, and the values of investments for which readily observable market prices exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and partners’ capital that we report from time to time.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of June 30, 2011, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a 10% immediate change in net gains (losses) from the funds’ investment activities (including carried interest when applicable), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. However, we estimate the impact that the consequential decrease in investment income would have on net income attributable to KKR would be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests.

As of June 30, 2011, private equity investments which represented greater than 5% of the net assets of consolidated private equity funds included: (i) Dollar General Corporation valued at $3.7 billion; (ii) HCA, Inc. valued at $2.8 billion; and (iii) Alliance Boots GmbH valued at $2.5 billion.

The majority of the value of the investments in our consolidated fixed income funds were valued using observable market parameters, which may include quoted market prices, as of June 30, 2011 and June 30, 2010. Quoted market prices, when used, are not adjusted.

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

KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2011, the amount subject to refund for which no liability has been recorded approximates $48.8 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

Recognition of Investment Income

Investment income consists primarily of the unrealized and realized gains (losses) on investments (including the impacts of foreign currency on non-dollar denominated investments), dividend and interest income received from investments and interest expense incurred in connection with investment activities. Unrealized gains or losses result from changes in the fair value of our funds’ investments during a period as well as the reversal of unrealized gains or losses in connection with realization events. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a corresponding realized gain or loss is recognized in the current period. While this reversal generally does not significantly impact the net amounts of gains (losses) that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.

Due to the consolidation of the majority of our funds, the portion of our funds’ investment income that is allocable to our carried interests and capital investments is not shown in the condensed consolidated financial statements. Instead, the investment income that KKR retains in its net income, after allocating amounts to noncontrolling interests, represents the portion of its investment income that is allocable to us. Because the substantial majority of our funds are consolidated and because we hold only a minority economic interest in our funds’ investments, our share of the investment income generated by our funds’ investment activities is significantly less than the total amount of investment income presented in its condensed consolidated financial statements.

Recognition of Carried Interests in Statement of Operations

Carried interests entitle the general partner of a fund to a greater allocable share of the fund’s earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests’ attributable share of those earnings. Amounts earned pursuant to carried interests in the KKR funds are included as investment income in Net Gains (Losses) from Investment Activities and are earned by the general partner of those funds to the extent that cumulative investment returns are positive. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reduced and reflected as investment losses. Carried interest is recognized based on the contractual formula set forth in the instruments governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of our private equity funds, management believes that this approach results in income recognition that best reflects our periodic performance in the management of those funds.

The instruments governing our private equity funds generally include a “clawback” or, in certain instances, a “net loss sharing” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund.

Clawback Provision

Under a “clawback” provision, upon the liquidation of a private equity fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled.

Certain KKR principals who received carried interest distributions prior to October 1, 2009 with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners’ clawback obligations. KKR principals are responsible for clawback obligations relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million.

Carry distributions arising subsequent to October 1, 2009 are allocated generally to carry pool participants and KKR in accordance with the terms of the instruments governing the KKR Group Partnerships.

Net Loss Sharing Provision

The instruments governing certain of our private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the “net loss sharing provisions,” certain of our private equity funds allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Unlike the “clawback” provisions, we will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Recent Accounting Pronouncements

During the six months ended June 30, 2011, there were no recently issued accounting pronouncements that were applicable and adopted by KKR.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 7, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 13 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 7, 2011 and our quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 5, 2011. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and subsequent current reports filed with the Securities and Exchange Commission, which are accessible on the SEC’s website at www.sec.gov.

A downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations.

The perceived risk of a failure by Congress to reach an agreement in a timely manner that raises the statutory debt limit and sufficiently reduces the long-term budget deficit has led rating agencies to publicly warn of a potential downgrade of the United States’ credit rating.  A credit rating downgrade could lead to an increase in the interest rates on benchmark Treasury securities, which consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world.  It could also limit our ability and the ability of our funds and portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies and other assets held by our funds. Under such circumstances, the risks we face and any resulting adverse effects on our business, financial condition and results of operations would be significantly exacerbated, including those described under “Risk Factors—Risks Related to Our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition,” “—Changes in the debt financing markets may negatively impact the ability of our private equity funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income,” “—Adverse economic and market conditions may adversely affect our liquidity position, which could adversely affect our business operations in the future” and “—Risks Related to the Assets We Manage—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments” in our Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

On August 2, 2011, the members of KKR Management LLC amended the limited liability company agreement of KKR Management LLC, the general partner of KKR & Co. L.P., to amend, among other things, the provisions relating to the duties owed to the members of KKR Management LLC. The members of KKR Management LLC are certain senior principals of KKR.

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
William J. Janetschek
Chief Financial Officer (principal financial and accounting officer of KKR Management LLC)
DATE: August 4, 2011

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant dated as of August 2, 2011.
10.1

Amendment No. 1 dated as of June 3, 2011 to the Amended and Restated Credit Agreement, dated as of February 22, 2011, among Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., the other Borrowers from time to time party thereto, the Lenders from time to time party thereto, HSBC Securities (USA) Inc., as Arranger, and HSBC Bank plc, as Administrative Agent.

31.1

Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Income for the quarter and six months ended June 30, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (v) the Notes to the Consolidated Financial Statements.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.