Form 10-Q
period 2011-09-30
KKR & Co. L.P.
filed 2011-11-08
CIK 1404912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from              to             .

Commission File Number 001-34820

KKR & CO. L.P.

(Exact name of Registrant as specified in its charter)

Delaware	26-0426107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

As of November 4, 2011, there were 223,284,460 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended September 30, 2011

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

In this report, the terms “economic net income (loss)” or “ENI” is a measure of profitability for KKR’s reportable segments and is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	September 30,	December 31,
	2011	2010

Assets
Cash and Cash Equivalents	$821,769	$738,693
Cash and Cash Equivalents Held at Consolidated Entities	439,252	695,902
Restricted Cash and Cash Equivalents	91,480	60,482
Investments	36,357,602	36,449,770
Due from Affiliates	158,417	136,556
Other Assets	765,242	309,754
Total Assets	$38,633,762	$38,391,157

Liabilities and Equity
Debt Obligations	$1,565,236	$1,486,960
Due to Affiliates	41,272	18,047
Accounts Payable, Accrued Expenses and Other Liabilities	1,112,832	886,108
Total Liabilities	2,719,340	2,391,115

Commitments and Contingencies

Equity
KKR & Co. L.P. Partners’ Capital (222,944,668 and 212,770,091 common units issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	1,264,636	1,324,530
Accumulated Other Comprehensive Income	603	1,963
Total KKR & Co. L.P. Partners’ Capital	1,265,239	1,326,493
Noncontrolling Interests in Consolidated Entities	30,360,258	30,327,161
Noncontrolling Interests held by KKR Holdings L.P.	4,288,925	4,346,388
Total Equity	35,914,422	36,000,042
Total Liabilities and Equity	$38,633,762	$38,391,157

See accompanying notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Fees	$164,808	$96,018	$514,263	$289,119

Expenses
Compensation and Benefits	48,948	331,180	677,917	1,045,332
Occupancy and Related Charges	13,702	10,373	39,085	29,568
General, Administrative and Other	52,555	94,000	130,579	229,770
Fund Expenses	13,625	14,314	36,287	39,091
Total Expenses	128,830	449,867	883,868	1,343,761

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(3,339,020)	1,450,124	467,278	4,768,245
Dividend Income	71,106	218,232	107,129	808,512
Interest Income	64,858	66,603	218,975	171,058
Interest Expense	(17,742)	(10,432)	(52,365)	(34,393)
Total Investment Income (Loss)	(3,220,798)	1,724,527	741,017	5,713,422

Income (Loss) Before Taxes	(3,184,820)	1,370,678	371,412	4,658,780

Income Taxes	11,535	16,263	67,923	60,998

Net Income (Loss)	(3,196,355)	1,354,415	303,489	4,597,782

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	(2,468,074)	1,293,373	295,654	3,957,319
Net Income (Loss) Attributable to Noncontrolling Interests Held by KKR Holdings L.P.	(484,879)	52,186	52,051	487,864

Net Income (Loss) Attributable to KKR & Co. L.P.	$(243,402)	$8,856	$(44,216)	$152,599

Distributions Declared per KKR & Co. L.P. Common Unit	$0.10	$0.15	$0.42	$0.31

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$(1.09)	$0.04	$(0.20)	$0.74
Diluted	$(1.09)	$0.04	$(0.20)	$0.74
Weighted Average Common Units Outstanding
Basic	222,733,648	204,902,226	218,501,107	204,902,226
Diluted	222,733,648	204,902,226	218,501,107	204,902,226

See accompanying notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

		KKR & Co. L.P.
			Accumulated	Noncontrolling	Noncontrolling
			Other	Interests in	Interests	Total
	Common	Partners’	Comprehensive	Consolidated	held by KKR	Comprehensive	Total
	Units	Capital	Income	Entities	Holdings L.P.	Income	Equity
Balance at January 1, 2011	212,770,091	$1,324,530	$1,963	$30,327,161	$4,346,388		$36,000,042
Comprehensive Income:
Net Income (Loss)	—	(44,216)		295,654	52,051	$303,489	303,489
Other Comprehensive Income- Currency Translation Adjustment			(1,465)	(338)	(3,165)	(4,968)	(4,968)
Total Comprehensive Income						$298,521	298,521
Contribution of Net Assets of previously Unconsolidated Entities	—	—	—	69,600	—		69,600
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	10,157,372	103,695	85	—	(103,780)		—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	—	1,530	20	—	—		1,550
Delivery of Common Units - Equity Incentive Plan	17,205	—	—	—	—		—
Equity-based Payments	—	11,165	—	—	375,368		386,533
Capital Contributions	—	—	—	3,808,158	4,698		3,812,856
Capital Distributions	—	(132,068)	—	(4,139,977)	(382,635)		(4,654,680)
Balance at September 30, 2011	222,944,668	$1,264,636	$603	$30,360,258	$4,288,925		$35,914,422

See accompanying notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$303,489	$4,597,782
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Non-Cash Equity-Based Payments	386,533	717,153
Net Realized (Gains) Losses on Investments	(2,906,193)	(1,493,920)
Change in Unrealized (Gains) Losses on Investments	2,438,915	(3,274,325)
Other Non-Cash Amounts	(55,782)	(18,150)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	268,555	35,032
Change in Due from / to Affiliates	(16,091)	(112,585)
Change in Other Assets	(29,892)	(46,388)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	212,613	194,692
Investments Purchased	(6,958,884)	(3,565,649)
Cash Proceeds from Sale of Investments	7,248,851	4,131,619
Net Cash Provided (Used) by Operating Activities	892,114	1,165,261

Cash Flows from Investing Activities
Change in Restricted Cash and Cash Equivalents	(30,998)	22,757
Purchase of Furniture, Equipment and Leasehold Improvements	(4,801)	(7,424)
Net Cash Provided (Used) by Investing Activities	(35,799)	15,333

Cash Flows from Financing Activities
Distributions to Noncontrolling Interests in Consolidated Entities	(4,139,977)	(3,297,565)
Contributions from Noncontrolling Interests in Consolidated Entities	3,808,158	3,259,332
Distributions to KKR Holdings L.P.	(382,635)	(251,627)
Contributions from KKR Holdings L.P.	4,698	3,631
Distributions to Partners	(132,068)	(60,520)
Proceeds from Debt Obligations	79,476	642,406
Repayment of Debt Obligations	(1,356)	(963,972)
Deferred Financing Costs Incurred	(9,535)	(3,666)
Net Cash Provided (Used) by Financing Activities	(773,239)	(671,981)

Net Change in Cash and Cash Equivalents	83,076	508,613
Cash and Cash Equivalents, Beginning of Period	738,693	546,739
Cash and Cash Equivalents, End of Period	$821,769	$1,055,352

See accompanying notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$42,195	$63,958
Payments for Income Taxes	$59,680	$55,579
Supplemental Disclosures of Non-Cash Activities
Non-Cash Contributions of Equity-Based Compensation	$386,533	$717,153
Restricted Stock Grant from Affiliate	$2,358	$—
Proceeds Due from Unsettled Investment Sales	$379,154	$6,417
Unsettled Purchases of Investments	$80,523	$12,616
Change in Contingent Carried Interest Repayment Guarantee	$—	$21,138
Unrealized Gains (Losses) on Foreign Exchange on Debt Obligations	$—	$2,343
Conversion of Interest Payable into Debt Obligations	$—	$2,100
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents Held at Consolidated Entities	$401	$943
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$103,780	$—
Net Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units including the effect of the tax receivable agreement	$1,550	$—
Contribution of Net Assets of previously Unconsolidated Entities
Investments	$57,722	$—
Cash and Cash Equivalents Held at Consolidated Entities	$11,504	$—
Due from Affiliates	$4,244	$—
Other Assets	$4,164	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$8,034	$—

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR’s principals through KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of September 30, 2011, KKR & Co. L.P. held 32.64% of the KKR Group Partnership Units and KKR’s principals held 67.36% of the KKR Group Partnership Units through KKR Holdings. From time to time, the percentage ownership in the KKR Group Partnerships will change as KKR Holdings and/or principals exchange KKR Group Partnership Units for KKR & Co. L.P. common units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of fees, expenses and investment income (loss) during the reporting periods. Such estimates include but are not limited to the valuation of investments and financial instruments. Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.

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

The KKR Funds are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds. KKR’s condensed consolidated financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR Funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors, are attributed to noncontrolling interests in consolidated entities in the accompanying condensed consolidated financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR’s attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners’ capital.

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

As of September 30, 2011 and December 31, 2010, the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2011	December 31, 2010
Investments	$59,344	$35,867
Due from Affiliates, net	1,068	3,225
Maximum Exposure to Loss	$60,412	$39,092

For those unconsolidated VIEs that are funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. As of September 30, 2011 and December 31, 2010, KKR did not provide any support other than its obligated amount.

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

Investments and other financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The type of investments and other financial instruments included in Level I include publicly-listed equities, publicly-listed derivatives, and equity securities sold, but not yet purchased. KKR does not adjust the quoted price for these investments, even in situations where KKR holds a large position and a sale could reasonably affect the quoted price.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is generally determined through the use of models or other valuation methodologies. Investments and other financial instruments which are included in this category generally include fixed income investments, convertible debt securities indexed to publicly-listed securities, fixed income securities sold, but not yet purchased and certain over-the-counter derivatives.

Level III—Pricing inputs are unobservable for the asset or liability and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private Portfolio Companies and fixed income investments for which a sufficiently liquid trading market does not exist.

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

For certain investments and other financial instruments, KKR has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. KKR has applied the fair value option for certain loans and certain investments in debt and equity securities, that otherwise would not have been carried at fair value, with gains and losses recorded in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Loans, debt and equity securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity and fixed income investments. Interest income on interest bearing loans and debt securities for which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. Further disclosure is presented in Note 5 “Fair Value Measurements”.

The carrying amount of cash and cash equivalents, cash and cash equivalents held at consolidated entities, restricted cash and cash equivalents, due from / to affiliates, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. KKR’s debt obligations, except for KKR’s Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. Further information on KKR’s Senior Notes is presented in Note 8, “Debt Obligations.”

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

Noncontrolling Interests held by KKR Holdings

Noncontrolling interests held by KKR Holdings include economic interests held by KKR’s principals in the KKR Group Partnerships. KKR’s principals receive financial benefits from KKR’s business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These profit-based cash amounts are not paid by KKR and are borne by KKR Holdings.

Income (loss) of KKR after allocation to noncontrolling interests in consolidated entities, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which hold equity of the KKR Group Partnerships. However, the contribution of certain expenses borne entirely by KKR Holdings as well as the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units causes the equity allocations shown in the condensed consolidated statement of changes in equity to differ from their respective pro-rata ownership interests in KKR’s net assets.

Fees

Fees consist primarily of (i) monitoring, consulting and transaction fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance vehicles, and separately managed accounts, and (iii) fees from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides in the period during which the related services are performed.

For the three and nine months ended September 30, 2011 and 2010, fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Monitoring and Consulting Fees	$47,926	$30,330	$210,156	$82,673
Transaction Fees	96,624	40,634	217,451	129,036
Management Fees	20,258	15,499	58,497	47,005
Incentive Fees	—	9,555	28,159	30,405
Total Fees	$164,808	$96,018	$514,263	$289,119

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

Management fees received from consolidated KKR Funds are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR’s allocated share of the net income from consolidated KKR Funds is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not have an effect on the net income (loss) attributable to KKR or KKR partners’ capital.

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

Compensation and Benefits

Compensation and Benefits includes cash compensation consisting of salaries, bonuses, and benefits. In addition, Compensation and Benefits also includes equity-based payments consisting of charges associated with the vesting of equity-based awards and carry pool allocations.

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

Carried Interests

Carried interests entitle the general partner of a fund to a greater allocable share of the fund’s earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests’ attributable share of those earnings. Amounts earned pursuant to carried interests are included as investment income (loss) in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations and are earned by the general partner of those funds to the extent that cumulative investment returns are positive. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reduced and reflected as investment losses. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR’s private equity funds, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. Carried interest income (loss) recognized amounted to approximately $(366.4) million and $237.9 million for the three months ended September 30, 2011, and 2010, respectively, and $167.1 million and $790.6 million for the nine months ended September 30, 2011 and 2010, respectively.

The agreements governing KKR’s private equity funds generally include a “clawback” or, in certain instances, a “net loss sharing” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. See Note 13 “Commitments and Contingencies”.

Carry Pool Allocation

With respect to KKR’s active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as an expense in the condensed consolidated statements of operations. For the three months ended September 30, 2011 and 2010, KKR recorded carry pool allocation expense (benefit) of $(151.2) million and $91.2 million, respectively.  For the nine months ended September 30, 2011 and 2010, KKR recorded carry pool allocation expense of $67.9 million and $286.6 million, respectively. To the extent previously recorded carried interest is adjusted to reflect decreases in the underlying funds’ valuations at period end, related profit sharing amounts previously accrued are adjusted and reflected as a benefit to current period expense.

Exchange Agreement

The exchange agreement provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. L.P. common units.

Tax Receivable Agreement

Certain exchanges of KKR Group Partnership Units from KKR Holdings or transferees of its KKR Group Partnership Units pursuant to KKR’s exchange agreement are expected to result in an increase in Management Holdings Corp.’s and its corporate subsidiary’s share of the tax basis of the tangible and intangible assets of KKR Management Holdings, a portion of which is attributable to the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and therefore reduce the amount of income tax that our intermediate holding companies would otherwise be required to pay in the future. KKR & Co. L.P. entered into a tax receivable agreement with KKR Holdings pursuant to which our intermediate holding companies will be required to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to payments under the tax receivable agreement. Although KKR is not aware of any issue that would cause the IRS to challenge a tax basis increase, neither KKR Holdings nor its transferees will reimburse KKR for any payments previously made under the tax receivable agreement if such tax basis increase, or the benefits of such increases, were successfully challenged. No payments have been made under the tax receivable agreement for the three and nine months ended September 30, 2011.

KKR records any changes in basis as a deferred tax asset and the liability for any corresponding payments as amounts due to affiliates, with a corresponding net adjustment to equity at the time of exchange. KKR records any benefit of the reduced income tax the intermediate holding companies may recognize as such benefit is recognized.

Recently Issued Accounting Pronouncements

During the three and nine months ended September 30, 2011, there were no issued accounting pronouncements that were applicable and adopted by KKR.

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

The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$508,138	$(3,888,713)	$931,012	$731,048	$2,839,163	$(2,318,353)	$1,455,359	$3,124,626
Fixed Income and Other (a)	(30,445)	(190,040)	22,083	47,160	19,634	(165,854)	71,684	2,077
Foreign Exchange Contracts (b)	9,445	176,053	(623)	(265,539)	17,332	27,220	(17,916)	171,513
Foreign Currency Options (b)	—	6,592	—	(3,871)	—	(6,400)	—	(8,676)
Securities Sold Short (b)	35,177	18,720	(489)	(8,440)	25,704	24,885	(12,070)	1,386
Other Derivative Liabilities (b)	3,959	(413)	—	—	3,959	(413)	(2,115)	2,115
Contingent Carried Interest Repayment Guarantee (c)	—	13,885	—	—	—	—	—	(21,138)
Debt Obligations (d)	—	—	—	(3,917)	—	—	—	2,343
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents held at Consolidated Entities (e)	(1,378)	—	—	1,700	401	—	(1,022)	79
Total Net Gains (Losses) from Investment Activities	$524,896	$(3,863,916)	$951,983	$498,141	$2,906,193	$(2,438,915)	$1,493,920	$3,274,325

(a)                   See Note 4 “Investments”.

(b)                   See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities”.

(c)                   See Note 13 “Commitments and Contingencies”.

(d)                   See Note 8 “Debt Obligations”.

(e)                   See Statement of Cash Flows Supplemental Disclosures.

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Private Equity	$33,820,883	$34,642,166	$32,781,015	$31,283,226
Fixed Income	2,068,561	1,633,289	2,042,846	1,486,782
Other	468,158	174,315	530,227	174,595
	$36,357,602	$36,449,770	$35,354,088	$32,944,603

As of September 30, 2011 and December 31, 2010, Investments totaling $4,119,799 and $5,422,172, respectively, were pledged as direct collateral against various financing arrangements. See Note 8 “Debt Obligations.”

Private Equity

The following table presents KKR’s private equity investments at fair value. The classifications of the private equity investments are based on its primary business and the domiciled location of the business.

	Fair Value		Fair Value as a Percentage of Total
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

North America
Retail	$6,058,306	$5,419,908	17.9%	15.6%
Healthcare	3,533,193	4,163,435	10.4%	12.0%
Financial Services	2,611,589	2,625,310	7.7%	7.6%
Media	1,561,498	1,210,655	4.6%	3.5%
Energy	1,417,508	870,450	4.2%	2.5%
Consumer Products	1,061,552	779,921	3.1%	2.3%
Education	863,660	710,766	2.6%	2.1%
Technology	830,932	899,939	2.5%	2.6%
Manufacturing	482,395	—	1.5%	0.0%
Chemicals	224,600	426,527	0.8%	1.2%
Hotels/Leisure	—	6,232	0.0%	0.1%
North America Total	18,645,233	17,113,143	55.3%	49.5%

Europe
Healthcare	2,781,185	2,761,078	8.2%	8.0%
Manufacturing	1,618,321	2,493,885	4.8%	7.2%
Technology	1,544,389	2,281,137	4.6%	6.6%
Telecom	1,057,741	863,195	3.1%	2.5%
Retail	904,872	1,221,768	2.7%	3.5%
Media	758,010	708,916	2.2%	2.0%
Services	376,576	266,063	1.1%	0.8%
Consumer Products	249,712	249,395	0.7%	0.7%
Recycling	245,010	218,277	0.7%	0.6%
Energy	37,257	—	0.1%	0.0%
Europe Total	9,573,073	11,063,714	28.2%	31.9%

Asia - Pacific
Technology	1,952,890	2,852,393	5.8%	8.2%
Consumer Products	1,322,230	1,192,052	3.9%	3.4%
Financial Services	545,668	620,942	1.6%	1.9%
Services	411,923	286,523	1.2%	0.8%
Manufacturing	406,273	297,270	1.2%	0.9%
Recycling	286,783	165,399	0.8%	0.5%
Telecom	235,923	257,969	0.7%	0.7%
Media	169,358	619,772	0.5%	1.8%
Transportation	164,081	49,391	0.5%	0.1%
Retail	68,454	82,336	0.2%	0.2%
Energy	38,994	41,262	0.1%	0.1%
Asia - Pacific Total	5,602,577	6,465,309	16.5%	18.6%

Total Private Equity Investments	$33,820,883	$34,642,166	100%	100%

As of September 30, 2011 and December 31, 2010 private equity investments which represented greater than 5% of total private equity investments included:

	Fair Value
	September 30, 2011	December 31, 2010
Dollar General Corporation	$3,684,470	3,377,971
Alliance Boots GmbH	2,466,225	2,468,283
HCA, Inc.	1,696,427	2,429,808
	$7,847,122	$8,276,062

The majority of the securities underlying KKR’s private equity investments are equity securities. As of September 30, 2011 and December 31, 2010, the aggregate amount of investments that were other than equity securities amounted to $1,754,031 and $1,986,160, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of September 30, 2011 and December 31, 2010.

Assets, at fair value:

	September 30, 2011
	Level I	Level II	Level III	Total
Private Equity	$10,426,289	$1,772,350	$21,622,244	$33,820,883
Fixed Income	17,449	1,138,453	912,659	2,068,561
Other	273,108	130,388	64,662	468,158
Total Investments	10,716,846	3,041,191	22,599,565	36,357,602

Foreign Exchange Forward Contracts	—	86,206	—	86,206
Other Derivatives	—	676	—	676
Total Assets	$10,716,846	$3,128,073	$22,599,565	$36,444,484

	December 31, 2010
	Level I	Level II	Level III	Total
Private Equity	$9,386,259	$2,083,110	$23,172,797	$34,642,166
Fixed Income	—	967,275	666,014	1,633,289
Other	75,596	53,531	45,188	174,315
Total Investments	9,461,855	3,103,916	23,883,999	36,449,770

Foreign Exchange Forward Contracts	—	58,986	—	58,986
Foreign Currency Options	—	1,530	—	1,530
Total Assets	$9,461,855	$3,164,432	$23,883,999	$36,510,286

Liabilities, at fair value:

	September 30, 2011
	Level I	Level II	Level III	Total

Foreign Currency Options	$—	$4,870	$—	$4,870
Securities Sold, Not Yet Purchased	182,366	—	—	182,366
Total Liabilities	$182,366	$4,870	$—	$187,236

	December 31, 2010
	Level I	Level II	Level III	Total

Securities Sold, Not Yet Purchased	$89,820	$2,006	$—	$91,826
Total Liabilities	$89,820	$2,006	$—	$91,826

The following table summarizes Level III investments and other financial instruments by valuation methodology as of September 30, 2011:

	September 30, 2011
	Private Equity	Fixed Income	Other	Total Level III Holdings
Third-Party Fund Managers	0.0%	0.4%	0.0%	0.4%
Public/Private Company Comparables and Discounted Cash Flows	95.7%	3.6%	0.3%	99.6%
Total	95.7%	4.0%	0.3%	100.0%

The following tables summarize changes in private equity, fixed income, and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$21,065,234	$938,944	$81,468	$22,085,646
Transfers In	—	787	—	787
Transfers Out	—	(35,630)	(19,230)	(54,860)
Purchases	1,511,546	50,531	8,589	1,570,666
Sales	(72,931)	(10,166)	(1,102)	(84,199)
Settlements	—	(218)	—	(218)
Net Realized Gains (Losses)	38,456	194	—	38,650
Net Unrealized Gains (Losses)	(920,061)	(31,783)	(5,063)	(956,907)
Balance, End of Period	$21,622,244	$912,659	$64,662	$22,599,565

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$(893,749)	$(26,917)	$(3,244)	$(923,910)

The Transfers In noted above for fixed income are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

The Transfers Out noted above for fixed income and other are principally attributable to certain investments that experienced a significant level of market activity during the period and thus were valued using observable inputs.

	Three Months Ended September 30, 2010
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$22,235,407	$406,467	$36,973	$22,678,847
Transfers In	—	—	—	—
Transfers Out	(588,825)	—	—	(588,825)
Purchases	460,123	110,761	11,677	582,561
Sales	(1,137,334)	(20,806)	—	(1,158,140)
Net Realized Gains (Losses)	850,854	938	(12)	851,780
Net Unrealized Gains (Losses)	339,593	5,711	(1,216)	344,088
Balance, End of Period	$22,159,818	$503,071	$47,422	$22,710,311

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$1,338,729	$6,601	$(1,155)	$1,344,175

The Transfers Out noted in the table above for private equity are attributable to a Portfolio Company that completed its initial public offering during the period.

	Nine Months Ended September 30, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$23,172,797	$666,014	$45,188	$23,883,999
Transfers In	—	129,428	—	129,428
Transfers Out	(4,622,552)	(35,630)	(23,060)	(4,681,242)
Purchases	2,999,121	307,874	52,934	3,359,929
Sales	(1,791,690)	(72,279)	(5,969)	(1,869,938)
Settlements	—	(88,946)	—	(88,946)
Net Realized Gains (Losses)	1,025,699	465	210	1,026,374
Net Unrealized Gains (Losses)	838,869	5,733	(4,641)	839,961
Balance, End of Period	$21,622,244	$912,659	$64,662	$22,599,565

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$496,081	$13,984	$522	$510,587

The Transfers In noted in the table above for fixed income are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

The Transfers Out noted in the table above for private equity are attributable to Portfolio Companies that completed initial public offerings during the period. The Transfers Out noted above for fixed income and other are principally attributable to certain investments that experienced a significant level of market activity during the period and thus were valued using observable inputs.

	Nine Months Ended September 30, 2010
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$19,324,961	$77,640	$14,435	$19,417,036
Transfers In	—	181,846	730	182,576
Transfers Out	(588,825)	—	—	(588,825)
Purchases	2,209,485	259,893	18,641	2,488,019
Sales	(1,837,334)	(36,253)	(4,774)	(1,878,361)
Net Realized Gains (Losses)	727,978	2,109	3,321	733,408
Net Unrealized Gains (Losses)	2,323,553	17,836	15,069	2,356,458
Balance, End of Period	$22,159,818	$503,071	$47,422	$22,710,311

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$2,072,552	$20,539	$16,343	$2,109,434

The Transfers In noted in the table above for fixed income and other are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

The Transfers Out noted in the table above for private equity are attributable to a Portfolio Company that completed its initial public offering during the period.

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There were no significant transfers between Level I and Level II during the three and nine months ended September 30, 2011 and 2010.

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

For the three and nine months ended September 30, 2011 and 2010, basic and diluted earnings per common unit were calculated as follows:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income (Loss) Attributable to KKR & Co. L.P.	$(243,402)	$(243,402)	$8,856	$8,856	$(44,216)	$(44,216)	$152,599	$152,599

Net Income Attributable to KKR & Co. L.P. Per Common Unit	$(1.09)	$(1.09)	$0.04	$0.04	$(0.20)	$(0.20)	$0.74	$0.74

Total Weighted-Average Common Units Outstanding	222,733,648	222,733,648	204,902,226	204,902,226	218,501,107	218,501,107	204,902,226	204,902,226

For the three and nine months ended September 30, 2011 and 2010, KKR Holdings units have been excluded from the calculation of diluted earnings per common unit given that the exchange of these units would proportionally increase KKR & Co. L.P.’s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

For the three and nine months ended September 30, 2011, equity awards granted under the KKR & Co. L.P. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) have been excluded from the calculation of diluted earnings per common unit given the equity awards would have an anti-dilutive effect on earnings per common unit as a result of the net loss incurred for the respective periods.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other assets consist of the following:

	September 30, 2011	December 31, 2010
Unsettled Investment Trades (a)	$390,430	$10,695
Interest Receivable	106,080	83,577
Foreign Exchange Forward Contracts (b)	86,206	58,986
Fixed Assets, net (c)	48,705	49,260
Intangible Asset, net (d)	25,257	28,099
Deferred Financing Costs	16,396	8,272
Receivables	13,076	17,787
Prepaid Expenses	11,432	8,473
Deferred Tax Assets	9,187	6,831
Refundable Security Deposits	8,136	5,886
Deferred Transaction Costs	7,114	7,199
Foreign Currency Options (e)	—	1,530
Other	43,223	23,159
	$765,242	$309,754

(a)                                  Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

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

(c)                                Net of accumulated depreciation and amortization of $80,490 and $72,389 as of September 30, 2011 and December 31, 2010, respectively. Depreciation and amortization expense totaled $2,192 and $2,674 for the three months ended September 30, 2011 and 2010, respectively and $7,501 and $8,874 for the nine months ended September 30, 2011 and 2010.

(d)                               Net of accumulated amortization of $12,629 and $9,787 as of September 30, 2011 and December 31, 2010, respectively. Amortization expense totaled $947 for the three months ended September 30, 2011 and 2010 and $2,841 for the nine months ended September 30, 2011 and 2010.

(e)                                  Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at December 31, 2010 was $19,705. The fair value of these instruments as of September 30, 2011 is an unrealized loss of $4,870 and is reported in Accounts Payable, Accrued Expenses and Other Liabilities.

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2011	December 31, 2010
Amounts Payable to Carry Pool (a)	$481,850	$520,213
Securities Sold, Not Yet Purchased (b)	182,366	91,826
Unsettled Investment Trades (c)	158,220	74,779
Accrued Compensation and Benefits	120,326	17,480
Interest Payable	96,462	93,422
Accounts Payable and Accrued Expenses	37,045	51,669
Taxes Payable	15,998	1,787
Deferred Revenue	11,370	3,322
Deferred Tax Liabilities	4,325	31,610
Foreign Currency Options (d)	4,870	—
	$1,112,832	$886,108

(a)                                  Represents the amount of carried interest payable to KKR’s principals, other professionals and selected other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest. See Note 10 “Equity Based Payments.”

(b)                                 Represents securities sold short, which are obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at September 30, 2011 and December 31, 2010 were $197,374 and $81,949, respectively.

(c)                                  Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(d)                                 Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at September 30, 2011 was $19,705. The fair value of these instruments as of December 31, 2010 was an unrealized gain of $1,530 and is reported in Other Assets.

8. DEBT OBLIGATIONS

Debt obligations consist of the following:

	September 30, 2011	December 31, 2010
Investment Financing Arrangements	$1,067,108	$988,988
Senior Notes	498,128	497,972
	$1,565,236	$1,486,960

Investment Financing Arrangements

Certain of KKR’s investment vehicles have entered into financing arrangements with major financial institutions generally in connection with specific investments with the objective of enhancing returns. These financing arrangements are generally not direct obligations of the general partners of KKR’s investment vehicles or its management companies.

Approximately $796.4 million of financing was structured through the use of total return swaps which effectively convert third party capital contributions into borrowings of KKR. The total return swaps mature between October 2012 and February 2015. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral plus accrued interest, under the terms of certain of these financing arrangements. On May 4, 2011, the terms of one of the total return swaps were amended to extend the maturity, so that the total return swaps now expire in October 2012 and the per annum rate of interest was increased from LIBOR plus 1.35% to LIBOR plus 2.50%. As of September 30, 2011, the per annum rates of interest payable for the financings range from three-month LIBOR plus 1.75% to three-month LIBOR plus 2.50% (rates ranging from 2.0% to 2.75%). These financing arrangements are non-recourse to KKR beyond the specific assets pledged as collateral.

Approximately $182.2 million of financing was structured through the use of a syndicated term loan and a revolving credit facility (the “Term Facility”) that matures in August 2014. The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest is the greater of the 5-year interest rate swap rate plus 1.75% or 4.65% for periods from March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity, the interest rate is equal to one year LIBOR plus 1.75%. The interest rate at September 30, 2011 on the borrowings outstanding was 4.65%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In April 2011, one of KKR’s private equity investment vehicles entered into a revolving credit facility with a major financial institution (the “Revolver Facility”) with respect to a specific private equity investment.  The Revolver Facility provides for up to $50.1 million of financing and matures on the first anniversary of the agreement.  Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral.  KKR has the option to extend the agreement for an additional two years provided the value of the investment meets certain defined financial ratios.  In addition, KKR may request to increase the commitment to the Revolver Facility up to $75.1 million, subject to lender approval and provided the value of the investment meets certain defined financial ratios. The per annum rate of interest for each borrowing under the Revolver Facility is equal to the Hong Kong interbank market (“HIBOR”) rate plus 3.75%. The interest rate at September 30, 2011 on the borrowings outstanding ranged from 4.07% to 4.09%.  As of September 30, 2011, $40.7 million of borrowings were outstanding under the Revolver Facility. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In November 2010, a KKR investment vehicle entered into a five-year revolving credit agreement with a syndicate of lenders (the “Natural Resources Investment Credit Agreement”), which expires in November 2015. The Natural Resources Investment Credit Agreement was amended and entered into on May 13, 2011 to, among other things, decrease the credit facility commitment from $28.1 million to $26.8 million.  The Natural Resources Investment Credit Agreement now provides for up to $26.8 million of non-recourse, asset-based revolving credit subject to availability under a borrowing base determined by the value of certain specific assets pledged as collateral security for obligations under the agreement and a $5.3 million sub-limit for letters of credit. Based on the level of certain assets in the investment vehicle, as of September 30, 2011, KKR had availability under the facility of $17.9 million of which $13.5 million of borrowings were outstanding. In addition, there is a letter of credit of $0.6 million outstanding. As of September 30, 2011, the interest rates on borrowings outstanding under the Natural Resources Investment Credit Agreement ranged from 2.73% to 2.91%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

During May 2011, a KKR investment vehicle entered into a $200.0 million non-recourse multi-currency three-year revolving credit agreement that bears interest at LIBOR plus 2.75% (the “Mezzanine Investment Credit Agreement”). The Mezzanine Investment Credit Agreement is expected to be used to manage timing differences between capital calls from limited partners in the investment vehicle and funding of investment opportunities and to borrow in foreign currencies for purposes of hedging the foreign currency risk of non-U.S. dollar investments. As of September 30, 2011, $34.3 million of borrowings were outstanding under the Mezzanine Investment Credit Agreement. As of September 30, 2011, the interest rate on borrowings outstanding under the Mezzanine Investment Credit Agreement was 2.98%.  This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

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

The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the Senior Notes was $8.0 million and $24.0 million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, the fair value of the Senior Notes was $507.2 million.

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

On June 3, 2011, the Amended and Restated Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment has increased the availability for borrowings under the credit facility to $750 million. As of and for the three and nine months ended September 30, 2011, no borrowings were outstanding under the Amended and Restated Corporate Credit Agreement.

KCM Credit Agreement

On February 27, 2008, KKR Capital Markets Holdings L.P. (“KKR Capital Markets”) entered into a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. As of and for the three and nine months ended September 30, 2011, no borrowings were outstanding under the KCM Credit Agreement.

Principal Credit Agreement

In June 2007, KKR PEI Investments L.P. (the “KPE Investment Partnership”) entered into a five-year revolving credit agreement, expiring in June 2012, with a syndicate of lenders (the “Principal Credit Agreement”). The Principal Credit Agreement provides for up to $925.0 million of senior secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. During May 2011 and September 2011, KKR conducted offers for the outstanding commitments under the Principal Credit Agreement resulting in $285.0 million and $95.0 million in commitments being assigned to a KKR subsidiary, respectively.  As of September 30, 2011, a wholly-owned subsidiary of KKR holds $445.0 million of commitments which has effectively reduced KKR’s availability under the Principal Credit Agreement on a consolidated basis to $480.0 million. As of and for the three and nine months ended September 30, 2011, no borrowings were outstanding under the Principal Credit Agreement.

Foreign currency adjustments related to these borrowings during the three and nine months ended September 30, 2010 are recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for foreign currency adjustments related to these borrowings.

9. INCOME TAXES

The KKR Group Partnerships and certain of its subsidiaries are treated as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to the New York City unincorporated business tax or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of KKR are subject to federal, state and local income taxes.

KKR’s effective tax rate was (0.36%) and 1.19% for the three months ended September 30, 2011 and 2010, respectively, and 18.29% and 1.31% for the nine months ended September 30, 2011 and 2010, respectively. KKR’s income tax provision was $11.5 million and $16.3 million for the three months ended September 30, 2011 and 2010, respectively and $67.9 million and $61.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The effective tax rate differs from the statutory rate for the three and nine months ended September 30, 2011 and 2010 substantially due to the following: (a) a substantial amount of the reported net income (loss) before taxes is attributable to noncontrolling interests that hold ownership interests in consolidated entities and noncontrolling interests held by KKR Holdings, (b) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other partnership subsidiaries are subject to New York City unincorporated business taxes, and (c) a portion of the compensation charges attributable to KKR are not deductible for tax purposes.

During the three and nine month period ending September 30, 2011, there were no material changes to KKR’s uncertain tax positions. KKR believes that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. EQUITY BASED PAYMENTS

The following table summarizes the expense associated with equity based payments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

KKR Holdings-Principal Awards	$91,646	$181,775	$269,530	$547,956
KKR Holdings-Restricted Equity Units	672	9,125	13,453	60,166
Equity Incentive Plan Units	6,814	—	11,164	—
Discretionary Compensation	24,726	47,442	92,386	109,031
Total	$123,858	$238,342	$386,533	$717,153

As of January 1, 2011, all expense related to equity-based awards is included within Compensation and Benefits. For the three and nine months ended September 30, 2010, $49.8 million and $116.8 million of expense related to equity-based payments is included within General and Administrative expense.

KKR Holdings L.P. Equity Awards — Principal Awards

KKR principals received grants of KKR Holdings units which are exchangeable for KKR Group Partnership Units. These units are subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of September 30, 2011, KKR Holdings owns approximately 67.4%, or 460,079,957 of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 460,079,957 KKR Holdings units have been legally allocated, but the allocation of 32,545,707 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

The fair value of KKR Holdings unit grants is based on the closing price of KKR & Co. L.P. common units on the date of grant. KKR determined this to be the best evidence of fair value as a KKR & Co. L.P. common unit is traded in an active market and has an observable market price. Additionally, a KKR Holdings unit is an instrument with terms and conditions similar to those of a KKR & Co. L.P. common unit. Specifically, units in both KKR Holdings and KKR & Co. L.P. represent ownership interests in KKR Group Partnership Units and, subject to any vesting, minimum retained ownership requirements and transfer restrictions referenced above, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit and then into a KKR & Co. L.P. common unit on a one-for-one basis.

Units granted to principals give rise to equity-based payment charges in the condensed consolidated statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units.  Equity-based payment expense on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which ranges from 5% to 38%, multiplied by the number of unvested units on the grant date. Additionally, the calculation of equity-based payment expense on unvested units assumes a forfeiture rate of up to 9% annually based upon expected turnover by class of principal.

As of September 30, 2011, there was approximately $335.5 million of estimated unrecognized equity-based payment expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 1.1 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of KKR’s unvested equity based awards granted to KKR principals from January 1, 2011 through September 30, 2011 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	123,839,772	$7.76
Granted	6,315,784	$12.03
Vested	(4,722,970)	$9.14
Forfeited	(3,441,232)	$7.77
Balance, September 30, 2011	121,991,354	$7.93

The weighted average remaining vesting period over which unvested units are expected to vest is 1.5 years.

A summary of the remaining vesting tranches of KKR’s unvested equity based awards granted to KKR principals is presented below:

Vesting Date	Units
October 1, 2011	29,349,212
April 1, 2012	1,922,976
October 1, 2012	28,779,092
April 1, 2013	1,360,571
October 1, 2013	28,664,256
April 1, 2014	1,325,789
October 1, 2014	28,664,256
April 1, 2015	1,325,789
October 1, 2015	584,413
April 1, 2016	15,000
121,991,354

KKR Holdings L.P. Equity Awards - Restricted Equity Units

Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel. These are funded by KKR Holdings and do not dilute KKR’s interests in the KKR Group Partnerships. The vesting of these restricted equity units occurs in installments up to five years from the date of grant.

As of September 30, 2011, there was approximately $14.5 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.0 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of KKR Holding’s unvested restricted equity units granted to professionals, support staff, and other personnel from January 1, 2011 through September 30, 2011 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	3,984,836	$9.51
Granted	988,997	$14.20
Vested	(214,290)	$9.92
Forfeited	(269,299)	$9.99
Balance, September 30, 2011	4,490,244	$10.49

The weighted average remaining vesting period over which unvested units are expected to vest is 1.0 years.

KKR & Co. L.P. 2010 Equity Incentive Plan

Under the Equity Incentive Plan, KKR is permitted to grant awards relating to KKR & Co. L.P. common units. The issuance of KKR & Co. L.P. common units delivered pursuant to vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of September 30, 2011, 3,756,271 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan, certain of which vest over a period of up to five years from the date of grant.  In certain cases, these awards and resulting KKR common units are subject to transfer restrictions and minimum retained ownership requirements.  The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these individuals are also subject to minimum retained ownership rules requiring them to continuously hold at least 15% of their gross vested interests.

Expense associated with the vesting of these units is based on the closing price of the KKR & Co. L.P. common units at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which ranges from 5% to 38%, multiplied by the number of unvested units on the grant date.  Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 9% annually based upon expected turnover by class of recipient.

As of September 30, 2011, there was approximately $29.8 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.7 years, using the straight line method.

A summary of the status of units granted under the Equity Incentive Plan from January 1, 2011 through September 30, 2011 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	30,000	$10.84
Granted	3,726,271	$11.69
Vested	(195,465)	$16.91
Forfeited	—	$—
Balance, September 30, 2011	3,560,806	$11.40

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

11. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	September 30, 2011	December 31, 2010
Due from Principals (a)	$60,270	$55,937
Due from Related Entities	54,939	52,319
Due from Portfolio Companies	43,208	28,300
	$158,417	$136,556

	September 30, 2011	December 31, 2010
Due to KKR Holdings L.P. in Connection with the Tax Receivable Agreement (b)	$37,884	$16,185
Due to Related Entities	3,388	1,862
	$41,272	$18,047

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

KKR Financial Holdings LLC (“KFN”)

KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol “KFN.” KFN is managed by KKR but is not under the common control of the Senior Principals or otherwise consolidated by KKR as control is maintained by third-party investors. As of September 30, 2011 and December 31, 2010, KFN had consolidated assets of $8.4 billion and shareholders’ equity of $1.6 billion. There were no outstanding shares of KFN held by KKR as of September 30, 2011. If KKR were to exercise all of each of its outstanding vested options, KKR’s ownership interest in KFN would be less than 1% of KFN’s outstanding shares as of September 30, 2011 and December 31, 2010.

Discretionary Investments

Certain of KKR’s investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with its private equity funds and other investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or investment vehicle, except that the side-by-side investments are not subject to management fees or a carried interest. The cash invested by these individuals aggregated $51.9 million and $4.1 million for the three months ended September 30, 2011 and 2010, respectively and $82.0 million and $39.7 million for the nine months ended September 30, 2011 and 2010, respectively. These investments are not included in the accompanying condensed consolidated financial statements.

Aircraft and Other Services

Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $1.4 million and $2.1 million for the use of these aircraft for the three months ended September 30, 2011 and 2010, respectively and $3.8 million and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Facilities

Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR’s Menlo Park location. Payments made to this partnership were $1.6 million for the three months ended September 30, 2011 and 2010, and $4.8 million for the nine months ended September 30, 2011 and 2010, respectively.

12. SEGMENT REPORTING

KKR operates through three reportable business segments. These segments, which are differentiated primarily by their investment objectives and strategies, consist of the following:

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

Public Markets

Through the Public Markets segment, KKR manages a specialty finance company, a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) liquid credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) and less liquid credit or equity strategies such as mezzanine debt and special situations investments. These funds, vehicles and accounts are managed by KKR Asset Management LLC, an SEC registered investment adviser.

Capital Markets and Principal Activities

KKR’s Capital Markets and Principal Activities segment combines KKR’s principal assets with its global capital markets business. KKR’s capital markets business supports the firm, its portfolio companies and its clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. KKR’s capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. KKR’s principal asset base primarily includes investments in its private equity funds and co-investments in certain portfolio companies of such funds.

Key Performance Measures

Fee Related Earnings (“FRE”) and Economic Net Income (Loss) (“ENI”) are key performance measures used by management. These measures are used by management in making resource deployment and operating decisions as well as assessing the overall performance of each of KKR’s business segments.

FRE

FRE is comprised of segment operating revenues, less segment operating expenses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

ENI

ENI is a measure of profitability for KKR’s reportable segments and is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income relating to noncontrolling interests; and (iii) the exclusion of income taxes.

KKR’s reportable segments are presented prior to giving effect to the allocation of income (loss) between KKR and KKR Holdings and as such represents KKR’s business in total.

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended September 30, 2011:

	As of and for the Three Months Ended September 30, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$106,748	$27,301	$—	$134,049
Incentive fees	—	—	—	—
Management and incentive fees	106,748	27,301	—	134,049

Monitoring and transaction fees:
Monitoring fees	20,892	—	—	20,892
Transaction fees	40,196	3,760	54,675	98,631
Fee credits (1)	(27,229)	(1,564)	—	(28,793)
Net monitoring and transaction fees	33,859	2,196	54,675	90,730
Total fees	140,607	29,497	54,675	224,779

Expenses
Compensation and benefits	47,390	12,144	7,129	66,663
Occupancy and related charges	11,273	1,097	305	12,675
Other operating expenses	40,768	3,807	2,624	47,199
Total expenses	99,431	17,048	10,058	126,537
Fee related earnings	41,176	12,449	44,617	98,242

Investment income (loss)
Gross carried interest	(360,282)	(6,105)	—	(366,387)
Less: Allocation to KKR carry pool (2)	148,749	2,442	—	151,191
Less: Management fee refunds (3)	21,115	—	—	21,115
Net carried interest	(190,418)	(3,663)	—	(194,081)
Other investment income (loss)	(1,942)	288	(492,758)	(494,412)
Total investment income (loss)	(192,360)	(3,375)	(492,758)	(688,493)

Income (loss) before noncontrolling interests in income of consolidated entities	(151,184)	9,074	(448,141)	(590,251)
Income (loss) attributable to noncontrolling interests (4)	790	164	886	1,840

Economic net income (loss)	$(151,974)	$8,910	$(449,027)	$(592,091)

Total Assets	$901,260	$69,131	$5,439,360	$6,409,751

Total Partners’ Capital	$686,520	$47,387	$4,875,790	$5,609,697

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

The following table reconciles KKR’s total reportable segments to the condensed consolidated financial statements as of and for the three months ended September 30, 2011:

	As of and for the Three Months Ended September 30, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$224,779	$(59,971)	$164,808
Expenses(b)	$126,537	$2,293	$128,830
Investment income (loss)(c)	$(688,493)	$(2,532,305)	$(3,220,798)
Income (loss) before taxes	$(590,251)	$(2,594,569)	$(3,184,820)
Income (loss) attributable to noncontrolling interests	$1,840	$(2,469,914)	$(2,468,074)
Income (loss) attributable to KKR Holdings	$—	$(484,879)	$(484,879)
Total assets(d)	$6,409,751	$32,224,011	$38,633,762
Total KKR & Co. L.P. Partners’ Capital (e)	$5,609,697	$(4,344,458)	$1,265,239

(a)                                  The fees adjustment primarily represents (i) the elimination of management fees of $113,791 upon consolidation of the KKR Funds, (ii) the elimination of fee credits of $26,786 upon consolidation of the KKR Funds, (iii) a gross up of reimbursable expenses of $15,368 and (iv) other adjustments of $11,666.

(b)                                 The expenses adjustment primarily represents (i) the inclusion of non-cash equity charges borne by KKR Holdings or incurred under the Equity Incentive Plan, which amounted to $123,858 (ii) allocations to the carry pool of ($151,191), (iii) a gross up of reimbursable expenses of $15,368, (iv) operating expenses of $13,736 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $522.

(c)                                  The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment loss of $2,359,999 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of ($151,191), and (iii) management fee refunds of ($21,115).

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

The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the condensed consolidated statements of operations consists of the following:

Three Months Ended September 30, 2011
Economic net income (loss)	$(592,091)
Income taxes	(11,535)
Amortization of intangibles and other, net	(797)
Non-cash equity based charges	(123,858)
Allocation to noncontrolling interests held by KKR Holdings L.P.	484,879

Net income attributable to KKR & Co. L.P.	$(243,402)

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended September 30, 2010:

	As of and for the Three Months Ended September 30, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$98,337	$14,208	$—	$112,545
Incentive fees	—	9,555	—	9,555
Management and incentive fees	98,337	23,763	—	122,100

Monitoring and transaction fees:
Monitoring fees	21,780	—	—	21,780
Transaction fees	19,816	1,672	19,146	40,634
Fee credits (1)	(12,941)	(742)	—	(13,683)
Net monitoring and transaction fees	28,655	930	19,146	48,731
Total fees	126,992	24,693	19,146	170,831

Expenses
Compensation and benefits	37,861	7,708	3,487	49,056
Occupancy and related charges	9,513	615	245	10,373
Other operating expenses	36,733	3,160	2,003	41,896
Total expenses	84,107	11,483	5,735	101,325
Fee related earnings	42,885	13,210	13,411	69,506

Investment income (loss)
Gross carried interest	236,792	1,131	—	237,923
Less: Allocation to KKR carry pool (2)	(90,704)	(452)	—	(91,156)
Less: Management fee refunds (3)	(17,387)	—	—	(17,387)
Net carried interest	128,701	679	—	129,380
Other investment income (loss)	2,524	148	117,334	120,006
Total investment income (loss)	131,225	827	117,334	249,386

Income (loss) before noncontrolling interests in income of consolidated entities	174,110	14,037	130,745	318,892
Income (loss) attributable to noncontrolling interests (4)	394	125	1,048	1,567

Economic net income (loss)	$173,716	$13,912	$129,697	$317,325

Total Assets	$802,918	$67,140	$5,321,702	$6,191,760

Total Partners’ Capital	$656,309	$51,705	$4,500,522	$5,208,536

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

The following table reconciles KKR’s total reportable segments to the condensed consolidated financial statements as of and for the three months ended September 30, 2010:

	As of and for the Three Months Ended September 30, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$170,831	$(74,813)	$96,018
Expenses(b)	$101,325	$348,542	$449,867
Investment income (loss)(c)	$249,386	$1,475,141	$1,724,527
Income (loss) before taxes	$318,892	$1,051,786	$1,370,678
Income (loss) attributable to noncontrolling interests	$1,567	$1,291,806	$1,293,373
Income (loss) attributable to KKR Holdings	$—	$52,186	$52,186
Total assets(d)	$6,191,760	$28,672,199	$34,863,959
Total KKR & Co. L.P. Partners’ Capital (e)	$5,208,536	$(4,101,355)	$1,107,181

(a)                                  The fees adjustment primarily represents (i) the elimination of management fees of $97,046, (ii) fee credits of $13,302 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $8,931.

(b)                                 The expenses adjustment primarily represents (i) the inclusion of non-cash equity charges which amounted to $238,342, (ii) allocations to the carry pool of $91,156, (iii) a gross up of reimbursable expenses of $8,931, (iv) operating expenses of $6,578 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds, and (v) other adjustments of $3,535.

(c)                                  The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $1,366,598 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $91,156, and (iii) management fee refunds of $17,387.

(d)                                 Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                                  Substantially all of the total partners’ capital adjustment represents the exclusion of private equity and other investments that are attributable to noncontrolling interests.

The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the condensed consolidated statements of operations consists of the following:

Three Months Ended September 30, 2010
Economic net income (loss)	$317,325
Income taxes	(16,263)
Amortization of intangibles and other, net	(1,678)
Non-cash equity based charges	(238,342)
Allocation to noncontrolling interests held by KKR Holdings L.P.	(52,186)

Net income attributable to KKR & Co. L.P.	$8,856

The following table presents the financial data for KKR’s reportable segments as of and for the nine months ended September 30, 2011:

	As of and for the Nine Months Ended September 30, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$323,684	$64,144	$—	$387,828
Incentive fees	—	28,159	—	28,159
Management and incentive fees	323,684	92,303	—	415,987

Monitoring and transaction fees:
Monitoring fees	141,972	—	—	141,972
Transaction fees	101,506	7,845	111,441	220,792
Fee credits (1)	(110,129)	(3,867)	—	(113,996)
Net monitoring and transaction fees	133,349	3,978	111,441	248,768
Total fees	457,033	96,281	111,441	664,755

Expenses
Compensation and benefits	139,570	33,967	19,376	192,913
Occupancy and related charges	32,792	2,870	994	36,656
Other operating expenses	115,076	11,649	7,883	134,608
Total expenses	287,438	48,486	28,253	364,177
Fee related earnings	169,595	47,795	83,188	300,578

Investment income (loss)
Gross carried interest	170,096	(2,978)	—	167,118
Less: Allocation to KKR carry pool (2)	(69,106)	1,191	—	(67,915)
Less: Management fee refunds (3)	(15,594)	—	—	(15,594)
Net carried interest	85,396	(1,787)	—	83,609
Other investment income (loss)	(185)	598	85,306	85,719
Total investment income (loss)	85,211	(1,189)	85,306	169,328

Income (loss) before noncontrolling interests in income of consolidated entities	254,806	46,606	168,494	469,906
Income (loss) attributable to noncontrolling interests (4)	1,885	480	2,086	4,451

Economic net income (loss)	$252,921	$46,126	$166,408	$465,455

Total Assets	$901,260	$69,131	$5,439,360	$6,409,751

Total Partners’ Capital	$686,520	$47,387	$4,875,790	$5,609,697

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

The following table reconciles KKR’s total reportable segments to the condensed consolidated financial statements as of and for the nine months ended September 30, 2011:

	As of and for the Nine Months Ended September 30, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$664,755	$(150,492)	$514,263
Expenses(b)	$364,177	$519,691	$883,868
Investment income (loss)(c)	$169,328	$571,689	$741,017
Income (loss) before taxes	$469,906	$(98,494)	$371,412
Income (loss) attributable to noncontrolling interests	$4,451	$291,203	$295,654
Income (loss) attributable to KKR Holdings	$—	$52,051	$52,051
Total assets(d)	$6,409,751	$32,224,011	$38,633,762
Total KKR & Co. L.P. Partners’ Capital (e)	$5,609,697	$(4,344,458)	$1,265,239

(a)                                  The fees adjustment primarily represents (i) the elimination of management fees of $329,331 upon consolidation of the KKR Funds, (ii) the elimination of fee credits of $110,655 upon consolidation of the KKR Funds, (iii) a gross up of reimbursable expenses of $29,631 and (iv) other adjustments of $38,553.

(b)                                 The expenses adjustment primarily represents (i) the inclusion of non-cash equity charges borne by KKR Holdings or incurred under the Equity Incentive Plan, which amounted to $386,533, (ii) allocations to the carry pool of $67,915, (iii) a gross up of reimbursable expenses of $29,631, (iv) operating expenses of $31,183 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $4,429.

(c)                                  The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $488,180 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $67,915, and (iii) management fee refunds of $15,594.

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

The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the condensed consolidated statements of operations consists of the following:

Nine Months Ended September 30, 2011
Economic net income (loss)	$465,455
Income taxes	(67,923)
Amortization of intangibles and other, net	(3,164)
Non-cash equity based charges	(386,533)
Allocation to noncontrolling interests held by KKR Holdings L.P.	(52,051)

Net income attributable to KKR & Co. L.P.	$(44,216)

The following table presents the financial data for KKR’s reportable segments as of and for the nine months ended September 30, 2010:

	As of and for the Nine Months Ended September 30, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$293,543	$40,700	$—	$334,243
Incentive fees	—	30,405	—	30,405
Management and incentive fees	293,543	71,105	—	364,648

Monitoring and transaction fees:
Monitoring fees	64,824	—	—	64,824
Transaction fees	65,058	9,825	58,726	133,609
Fee credits (1)	(36,890)	(6,338)	—	(43,228)
Net monitoring and transaction fees	92,992	3,487	58,726	155,205
Total fees	386,535	74,592	58,726	519,853

Expenses
Compensation and benefits	117,165	22,324	11,251	150,740
Occupancy and related charges	27,189	1,763	639	29,591
Other operating expenses	100,965	9,850	5,476	116,291
Total expenses	245,319	33,937	17,366	296,622
Fee related earnings	141,216	40,655	41,360	223,231

Investment income (loss)
Gross carried interest	788,045	2,583	—	790,628
Less: Allocation to KKR carry pool (2)	(285,534)	(1,033)	—	(286,567)
Less: Management fee refunds (3)	(119,034)	—	—	(119,034)
Net carried interest	383,477	1,550	—	385,027
Other investment income (loss)	(1,532)	530	820,741	819,739
Total investment income (loss)	381,945	2,080	820,741	1,204,766

Income (loss) before noncontrolling interests in income of consolidated entities	523,161	42,735	862,101	1,427,997
Income (loss) attributable to noncontrolling interests (4)	580	380	1,857	2,817

Economic net income (loss)	$522,581	$42,355	$860,244	$1,425,180

Total Assets	$802,918	$67,140	$5,321,702	$6,191,760

Total Partners’ Capital	$656,309	$51,705	$4,500,522	$5,208,536

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

The following table reconciles KKR’s total reportable segments to the condensed consolidated financial statements as of and for the nine months ended September 30, 2010:

	As of and for the Nine Months Ended September 30, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$519,853	$(230,734)	$289,119
Expenses(b)	$296,622	$1,047,139	$1,343,761
Investment income (loss)(c)	$1,204,766	$4,508,656	$5,713,422
Income (loss) before taxes	$1,427,997	$3,230,783	$4,658,780
Income (loss) attributable to noncontrolling interests	$2,817	$3,954,502	$3,957,319
Income (loss) attributable to KKR Holdings	$—	$487,864	$487,864
Total assets(d)	$6,191,760	$28,672,199	$34,863,959
Total KKR & Co. L.P. Partners’ Capital (e)	$5,208,536	$(4,101,355)	$1,107,181

(a)                            The fees adjustment primarily represents (i) the elimination of management fees of $287,238, (ii) fee credits of $37,975 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $18,529.

(b)                           The expenses adjustment primarily represents (i) the inclusion of non-cash equity charges which amounted to $717,153, (ii) allocations to the carry pool of $286,567, (iii) a gross up of reimbursable expenses of $18,529 (iv) operating expenses of $13,856 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and (v) other adjustments of $11,034.

(c)                            The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $4,103,055 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $286,567, and (iii) management fee refunds of $119,034.

(d)                           Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                            Substantially all of the total partners’ capital adjustment represents the exclusion of private equity and other investments that are attributable to noncontrolling interests.

The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

Nine Months Ended September 30, 2010
Economic net income (loss)	$1,425,180
Income taxes	(60,998)
Amortization of intangibles and other, net	(6,566)
Non-cash equity based charges	(717,153)
Allocation to noncontrolling interests held by KKR Holdings L.P.	(487,864)

Net income attributable to KKR & Co. L.P.	$152,599

13. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s investment or financing strategies. KKR is in compliance with all of its debt covenants as of September 30, 2011.

Investment Commitments

As of September 30, 2011, KKR had unfunded commitments to its private equity and other investment vehicles of $746.1 million. In addition, KKR’s capital markets business had unfunded commitments of $80.8 million related to three Portfolio Companies’ revolving credit facilities as of September 30, 2011.

Contingent Repayment Guarantees

The instruments governing KKR’s private equity funds and certain other investment vehicles generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to the limited partners at the end of the life of the fund. Under a “clawback” provision, upon the liquidation of a fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. As of September 30, 2011, the amount of carried interest KKR principals have received, that is subject to this clawback provision was $791.0 million, assuming that all applicable private equity funds and certain other investment vehicles were liquidated at no value. Had the investments in such funds been liquidated at their September 30, 2011 fair values, the clawback obligation would have been $73.5 million, of which $60.3 million is recorded in due from affiliates, $6.8 million is due from noncontrolling interest holders and $6.4 million is the obligation of KKR.

Certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners’ clawback obligations.

KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million. At September 30, 2011, KKR has recorded a receivable of $55.9 million within Due from Affiliates for the amount of the clawback obligation that would be required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships.

Carry distributions are allocated to KKR, KKR Holdings and KKR principals (as carry pool participants) in accordance with the terms of the instruments governing the KKR Group Partnerships. KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

The instruments governing certain of KKR’s private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the “net loss sharing provisions,” certain of KKR’s private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of September 30, 2011, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the contingent repayment obligation would have been approximately $1,095.8 million as of September 30, 2011.

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

In August 1999, KKR and certain of its current and former personnel were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno’s, Inc. (“Bruno’s”), one of KKR’s former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno’s in an August 1995 subordinated notes offering relating to the acquisition and in Bruno’s subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In August 2009, the action was consolidated with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which is pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action.  In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. As suggested by the Alabama State Court, KKR filed a petition seeking appeal of certain rulings made by the Alabama State Court when denying the motion to dismiss.  On August 19, 2011, the Alabama Supreme Court denied KKR’s petition, and the action is proceeding to discovery in Alabama State Court.  On October 6, 2011, the plaintiffs’ investment adviser moved to dismiss a third-party complaint filed by KKR and other defendants asserting a contribution claim against the plaintiffs’ investment adviser.  Briefing on the motion to dismiss this third-party-complaint is ongoing.

In 2005, KKR and certain of its current and former personnel were named as defendants in consolidated shareholder derivative actions in the Court of Chancery of the State of Delaware relating to PRIMEDIA Inc. (“PRIMEDIA”), one of its portfolio companies. These actions claimed that the board of directors of PRIMEDIA breached its fiduciary duty of loyalty in connection with the redemption of certain shares of preferred stock in 2004 and 2005. The plaintiffs further alleged that KKR benefited from these redemptions of preferred stock at the expense of PRIMEDIA and that KKR usurped a corporate opportunity of PRIMEDIA in 2002 by purchasing shares of its preferred stock at a discount on the open market while causing PRIMEDIA to refrain from doing the same. In February 2008, the special litigation committee formed by the board of directors of PRIMEDIA, following a review of plaintiffs’ claims, filed a motion to dismiss the actions. In March 2010, plaintiffs filed an amended complaint, including additional allegations concerning purchases of PRIMEDIA’s preferred stock in 2002. Plaintiffs sought unspecified damages on behalf of PRIMEDIA and an award of attorneys’ fees and costs. On June 16, 2010, the Court of Chancery entered an order dismissing all claims asserted against the defendants. On July 15, 2010, the plaintiffs filed a notice of appeal with the Supreme Court of Delaware.  On June 20, 2011, the Supreme Court of Delaware reversed the decision of the Court of Chancery and remanded the action to the Court of Chancery.  On August 8, 2011, the Court of Chancery dismissed the action based on a stipulation by the parties that the plaintiffs lost standing to prosecute the derivative claims when the acquisition of PRIMEDIA as discussed in the following paragraph was completed.

On May 23, 2011, KKR and certain of its personnel were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the acquisition of PRIMEDIA by a third party pursuant to a merger transaction, which was completed on July 13, 2011.  These actions allege, among other things, that PRIMEDIA board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger.  Plaintiffs also allege that the merger price is unfair in light of the value of certain shareholder derivative claims that now have been dismissed as described in the preceding paragraph.  On June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger.  On July 18, 2011, the Court of Chancery consolidated the two actions and appointed lead counsel for plaintiffs.  On October 7, 2011, defendants moved to dismiss the operative complaint in the consolidated action.  The operative complaint seeks, in relevant part, unspecified monetary damages and rescission of the merger.  Briefing on the motion to dismiss is ongoing.

Additionally, on May 20, 2011 and May 24, 2011, two shareholder class actions challenging the PRIMEDIA merger were filed in Georgia state courts, in Fulton County and Gwinnett County, respectively.  Both actions assert similar allegations and seek similar relief as the Delaware shareholder class actions above. On June 2, 2011, plaintiff in the Fulton County action moved for leave to file an amended complaint, which further names KKR and others, as defendants.  The Fulton County action was stayed in favor of the Delaware action by an order dated July 11, 2011.  On June 1, 2011, plaintiff in the Gwinnett County action filed a motion for expedited proceedings and, on June 3, 2011, moved to enjoin the merger. The Gwinnett County action was stayed in favor of the Delaware action by an order dated August 29, 2011.

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs’ motion. On September 7, 2011, the court granted plaintiffs’ motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs’ proposed fifth amended complaint but denied plaintiffs’ motion seeking leave to file a proposed fifth amended complaint.  The court stated that it will entertain a renewed motion by plaintiffs to file a proposed fifth amended complaint at the close of the third phase of discovery.  The third phase of discovery permitted by the court is ongoing and currently scheduled to conclude on April 17, 2012. The Court further ordered that there will be no further discovery after April 17, 2012.

KKR, along with two other private equity firms (collectively the “Sponsors”), was named as a defendant in purported shareholder class actions filed in the Court of Chancery of the State of Delaware arising out of the acquisition of Del Monte Foods Company (“Del Monte”) by Blue Acquisition Group, Inc. and Blue Merger Sub Inc., entities controlled by private equity funds affiliated with the Sponsors (the “Acquisition Entities”).  This transaction was announced on November 25, 2010 and was completed on March 8, 2011 (the “Del Monte Transaction”).  All of the shareholder actions that were filed in the Court of Chancery following the announcement of the Del Monte Transaction were consolidated on December 31, 2010 (the “Delaware Del Monte Action”).  In a consolidated complaint filed on January 10, 2011, the plaintiff in the Delaware Del Monte Action alleged, among other things, that the Del Monte board of directors breached its fiduciary duties by agreeing to sell Del Monte at an unfair price and through an unfair process and by filing a materially misleading and incomplete proxy statement and that the Sponsors and the Acquisition Entities aided and abetted these fiduciary breaches.  On February 14, 2011, the Court of Chancery issued a ruling which, among other things, found on the preliminary record before the court that the plaintiff had demonstrated a reasonable likelihood of success on the merits of its aiding and abetting claim against the Sponsors, including KKR. The ruling enjoined Del Monte from proceeding with its stockholder vote, previously scheduled for February 15, 2011, for twenty days and preliminarily enjoined certain deal protection provisions of the merger agreement pending the stockholder vote. On February 18, 2011, an amended consolidated complaint was filed in the Delaware Del Monte Action asserting claims for: (i) breach of fiduciary duty against the Del Monte directors, (ii) aiding and abetting the directors’ breaches of fiduciary duty against the Sponsors, the Acquisition Entities, and Barclays Capital, Inc. (“Barclays”), which served as a financial advisor to Del Monte in connection with the Del Monte Transaction, (iii) breach of contract against the Sponsors arising from confidentiality agreements between the Sponsors and Del Monte, and (iv) tortious interference with contract against Barclays arising from the aforementioned confidentiality agreements between the Sponsors and Del Monte.  The amended consolidated complaint seeks, among other things, injunctive relief, rescission of the merger agreement, damages and attorneys’ fees.  On March 29, 2011, all of the defendants in the Delaware Del Monte Action, including KKR, answered the amended consolidated complaint.  On July 27, 2011, Del Monte Corporation, as successor-in-interest to Del Monte, was joined as a party and defendant in the Delaware Del Monte Action.  On October 6, 2011, the parties filed a Stipulation and Agreement of Compromise and Settlement in the Delaware Del Monte Action.  If the proposed settlement is approved by the court, the Delaware Del Monte Action will be dismissed and all shareholder claims that were asserted or could have been asserted (including claims asserted in the California federal and state court actions and the Pipe Fitters Action described in the following paragraph) against KKR and the other defendants will be released in exchange for, among other things, a payment by Del Monte and Barclays but not by KKR.  The settlement hearing is scheduled for December 1, 2011 in the Delaware Court of Chancery.

Similar shareholder actions were filed against Del Monte, the Del Monte directors, the Sponsors and/or the Acquisition Entities in California Superior Court and the United States District Court for the Northern District of California.  The federal cases pending in the Northern District of California were consolidated and subsequently voluntarily dismissed without prejudice.  Plaintiffs in all but one of the California state court actions have moved for voluntary dismissal without prejudice.  The remaining California state court action has been stayed pursuant to court order.  On March 7, 2011, a purported antitrust class action captioned Pipe Fitters Local Union No. 120 Pension Fund v. Barclays Capital Inc. et al. (Case No. 3:10-cv-01064-EDL) was filed in the United States District Court for the Northern District of California (the “Pipe Fitters Action”).  On May 4, 2011, plaintiff filed an amended complaint which named as defendants the Sponsors, Barclays, a managing director at Barclays, and Goldman Sachs Group, Inc. (which provided a portion of the financing in connection with the Del Monte Transaction) and alleged that the defendants violated federal antitrust laws by, among other things, allegedly conspiring to suppress the transaction price.  The amended complaint in Pipe Fitters Action sought, among other things, injunctive relief, damages and attorneys’ fees.  On June 10, 2011, defendants moved to dismiss the amended complaint.  On August 30, 2011, following briefing and argument on defendants’ motion to dismiss the amended complaint in the Pipe Fitters Action, the court dismissed the amended complaint without prejudice and with leave to file another amended complaint.

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

Principal Protected Product for Private Equity Investments

The fund agreements for a private equity vehicle referred to as KKR’s principal protected product for private equity investments contain provisions that require the fund underlying the principal protected product for private equity investments (the “Master Fund”) to liquidate certain of its portfolio investments in order to satisfy liquidity requirements of the fund agreements, if the performance of the Master Fund is lower than certain benchmarks defined in the agreements. In an instance where the Master Fund is not in compliance with the defined liquidity requirements and does not have sufficient liquidity to meet its defined requirements, KKR has an obligation to purchase up to $4.1 million of illiquid portfolio investments of the Master Fund at 95% of their current fair market value, reduced from $18.4 million effective January 1, 2011. As of September 30, 2011, the Master Fund does not have a liquidity shortfall and therefore KKR has no obligation.

14. REGULATED ENTITIES

KKR has a registered broker-dealer which is subject to the minimum net capital requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”). Additionally, KKR has an entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”), another entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, and another entity based in Mumbai which is subject to capital requirements of the Reserve Bank of India (“RBI”). All of these broker dealer entities have continuously operated in excess of their respective minimum regulatory capital requirements.

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. As of September 30, 2011, approximately $49.8 million of cash at these registered broker-dealer entities may be restricted as to the payment of cash distributions and advances to KKR.

15. SUBSEQUENT EVENTS

A distribution of $0.10 per KKR & Co. L.P. common unit was announced on November 4, 2011 and will be paid on November 29, 2011 to KKR & Co. L.P. unitholders of record as of the close of business on November 14, 2011. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Item 2.  Management’s Discussion and Analysis of Financial Condition & Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 7, 2011, including the audited consolidated and combined financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.  The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Overview

Led by Henry Kravis and George Roberts, we are a leading global investment firm with $58.7 billion in AUM as of September 30, 2011 and a 35-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

Our business offers a broad range of investment management services to our investors and provides capital markets services to our firm, our portfolio companies and our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 195 private equity investments with a total transaction value in excess of $450 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, capital markets, infrastructure, natural resources and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing investors and have invested meaningfully in developing relationships with new investors.

We conduct our business with offices throughout the world, providing us with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. We have grown our AUM significantly, from $15.1 billion as of December 31, 2004 to $58.7 billion as of September 30, 2011, representing a compounded annual growth rate of 22.2%. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.

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

The table below presents information as of September 30, 2011 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since September 30, 2011 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

Private Markets			Fair Value of Investments					Multiple of
Investment	Amount		Realized	Unrealized	Total	Gross	Net	Invested
Funds	Commitment	Invested	Value	Value	Value	IRR*	IRR*	Capital**
	($ in Millions)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.6%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,791.8	112.1	14,903.9	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,129.2	15.1	4,144.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,270.4	203.5	12,473.9	18.0%	13.3%	2.1
Included Funds					—
European Fund (1999) (2)	3,085.4	3,085.4	7,719.0	949.7	8,668.7	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	6,810.9	4,814.6	11,625.5	23.1%	16.6%	1.9
European Fund II (2005)	5,750.8	5,750.8	1,445.0	3,838.5	5,283.5	-2.0%	-2.7%	0.9
2006 Fund (2006)	17,642.2	14,808.5	3,282.2	15,013.9	18,296.1	6.5%	4.1%	1.2
Asian Fund (2007)	3,983.2	2,659.9	191.9	3,755.7	3,947.6	19.1%	11.3%	1.5
European Fund III (2008) (2)	5,967.8	2,596.5	—	2,657.0	2,657.0	1.7%	-5.3%	1.0
E2 Investors (Annex Fund) (2009) (2)	540.8	154.3	—	220.0	220.0	30.0%	28.7%	1.4
China Growth Fund (2010)	1,010.0	157.7	—	236.6	236.6	89.6%	48.4%	1.5
Natural Resources (2010)	1,086.5	82.0	6.9	66.9	73.8	NM	NM	0.9
Infrastructure Fund (2010)	513.7	40.1	—	38.4	38.4	NM	NM	1.0

All Funds	$62,054.9	$51,809.7	$69,347.2	$31,922.0	$101,269.2	25.7%	19.0%	2.0

(1) These funds are not included in the KKR business. The last investment for each of the 1976 Fund, the 1980 Fund, the 1982 Fund, the 1984 Fund and the 1986 Fund was liquidated on May 14, 2003, July 11, 2003, December 11, 1997, July 17, 1998 and December 29, 2004, respectively. The 1987 Fund and the 1993 Fund currently hold one investment and the 1996 Fund currently holds two investments. It is not known when those investments will be liquidated.

(2) The capital commitments of the European Fund, the European Fund II, the European Fund III and the Annex Fund include euro-denominated commitments of €196.5 million, €2,597.2 million, €2,788.8 million and €165.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2011 in the case of unfunded commitments.

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

Public Markets

Through the Public Markets segment, KKR manages a specialty finance company, a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) liquid credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) and less liquid credit and equity strategies such as mezzanine debt and special situations investments. These funds, vehicles and accounts are managed by KKR Asset Management LLC, an SEC registered investment adviser.

We generally review our performance in the Public Markets segment by investment strategy as opposed to by investor vehicle. The following chart presents information on the returns of our key strategies from inception to September 30, 2011 as compared to their applicable benchmark (1). Past performance is not a guarantee of future results.

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

The table below presents information as of September 30, 2011 relating to our Public Markets investment vehicles.

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate		Incentive Fee / Carried Interest	Hurdle Rate	Duration of Capital

KFN	$1,512	$1,512	1.75%		25.00%	8.00%	Permanent(1)
Liquid Credit SMAs/Funds	2,741	2,741	0.50-1.00%		N/A	N/A	Subject to Redemptions
CLO’s	7,487	938	0.50%		N/A	N/A	10-14 Years(2)
Mezzanine and Special Situations SMAs/Funds	2,794	2,749	1.00-1.50%	(3)	10.0-20.0%	8.00%	13-15 Years(2)
Corporate Capital Trust	15	15	1.00%		10.0%	7.00%	7 years(4)
Long/Short Equities Fund	220	122	1.25-1.50%		17.5-20.0%	N/A	Subject to Redemptions
Strategic Capital Funds (SCF)	207	207	0.25%		N/A	N/A	In liquidation
Total	$14,976	$8,284

(1) The management agreement may be terminated only in limited circumstances and, except for a termination arising from certain events of cause, upon payment of a termination fee to KKR.

(2) Term for duration of capital is since inception.  Inception dates for CLOs were between 2005 and 2007 and for Mezzanine and Special Situations separately managed accounts and funds from 2009 through 2010.

(3) Lower fees on uninvested capital in certain vehicles.

(4) By December 31, 2018, the capital in this vehicle may become permanent.

Capital Markets and Principal Activities

KKR’s Capital Markets and Principal Activities segment combines KKR’s principal assets with its global capital markets business. KKR’s capital markets business supports the firm, its portfolio companies and its clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. KKR’s capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. KKR’s principal asset base primarily includes investments in its private equity funds and co-investments in certain portfolio companies of such funds.

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia and elsewhere in the world. Global equity markets have a substantial effect on our financial condition and results of operations, as equity prices, which have been and may continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains.

The downward trend in equity markets observed in the latter part of the second quarter intensified during the third quarter of 2011 resulting in significant market volatility and declines in most of the broader equity market indices.  Specifically, the S&P 500 and MSCI World Index finished the quarter down 13.9% and 16.5%, respectively.  The volatility in the global equity markets during the third quarter of 2011 was driven largely by unfavorable investor reactions to a variety of geopolitical and macroeconomic events including the perception of weakening U.S. economic growth, a potential slowdown in the global economy, and sovereign debt concerns in Europe. Since the end of the third quarter, the S&P 500 and the MSCI World Index have rebounded, and the stock prices of certain of our public portfolio companies have increased, including HCA, Inc. (NYSE:  HCA), the stock price of which has increased by approximately 17% as of November 4, 2011. Returns in the below investment grade credit markets also declined in the third quarter of 2011, with the S&P/LSTA Leveraged Loan index and the BofA Merrill Lynch High Yield Master II Index decreasing 3.9% and 6.3%, respectively.

Conditions in global credit markets also have a substantial effect on our financial condition and results of operations. We rely on the ability of our funds to obtain committed debt financing on favorable terms in order to complete new private equity transactions. Similarly, our portfolio companies regularly require access to the global credit markets in order to obtain financing for their operations and to refinance or extend the maturities of their outstanding indebtedness. To the extent that conditions in the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance and valuations of those portfolio companies and, therefore, our investment returns on our funds.  In addition, during economic downturns or periods of slow economic growth, the inability to refinance or extend the maturities of portfolio company debt (and thereby extend our investment holding period) can be significant to our ability to realize investment gains from these portfolio companies when economic conditions improve.  Credit markets can also impact valuations.  For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices.  If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors.  Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors.  During the third quarter of 2011, a fall in applicable interest rates had the effect of positively impacting the valuations of certain portfolio companies valued using the discounted cash flow analysis, as one of the methodologies to ascertain fair value.  During this quarter, this positive impact of falling interest rates on discounted cash flow valuations in certain cases offset the negative impact of the market multiples valuation approach, which is another methodology used to ascertain fair value, and generally resulted in less of a decline in value than for those investments that had a readily observable market price.

Our Public Markets segment manages a number of funds and other accounts that invest capital in a variety of credit and equity strategies, including leveraged loans, high yield bonds and mezzanine debt. As a result, conditions in global credit and equity markets have a direct impact on both the performance of these investments as well as the ability to make additional investments on favorable terms in the future.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. As of September 30, 2011, our private markets segment included nine consolidated investment funds and eleven unconsolidated co-investment and other vehicles. Our public markets segment included seven consolidated investment vehicles and nine unconsolidated vehicles.

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

Fund Expenses

Fund expenses consist primarily of costs incurred in connection with pursuing potential investments that do not result in completed transactions (such as travel expenses, professional fees and research costs). A substantial portion of our fund expenses are borne by fund investors.

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

Dividend Income

Dividend income consists primarily of distributions that private equity funds receive from portfolio companies in which they invest. Private equity funds recognize dividend income primarily in connection with (i) dispositions of operations by portfolio companies, (ii) distributions of excess cash generated from operations of portfolio companies and (iii) other significant refinancings undertaken by portfolio companies.

Interest Income

Interest income consists primarily of interest that is received on our fixed income instruments in which consolidated funds invest, principal assets and cash balances.

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

Segment Results

We present the results of our reportable business segments in accordance with Accounting Standards Codification Section 280, Segment Reporting. This guidance is based on a management approach, which requires segment presentation based on internal organization and the internal financial reporting used by management to make operating decisions, assess performance and allocate resources. All inter-segment transactions are eliminated in the segment presentation.

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

Economic Net Income (Loss)

Economic net income (loss) (“ENI”) is a measure of profitability for KKR’s reportable segments and is comprised of: (i) FRE; plus (ii) segment investment income, which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Assets Under Management (“AUM”)

AUM represents the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s fixed income products; (iv) the value of outstanding structured finance vehicles; and (v) the fair value of other assets managed by KKR.  KKR’s definition of AUM is not based on any definition of AUM that is set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory requirements.

Fee Paying Assets Under Management (“FPAUM”)

FPAUM represents only those assets under management from which KKR receives fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR’s fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Committed Dollars Invested

Committed dollars invested is the aggregate amount of capital commitments that have been invested by KKR’s investment funds and carry-yielding co-investment vehicles during a given period. Such amounts include: (i) capital invested by fund investors and co-investors with respect to which KKR is entitled to a fee or carried interest and (ii) capital invested by KKR.

Uncalled Commitments

Uncalled commitments represent unfunded capital commitments that KKR’s investment funds and carry paying co-investment vehicles have received from partners to contribute capital to fund future investments.

KKR’s calculation of FRE, ENI, AUM and FPAUM may differ from the calculation of other investment managers and, as a result, its measurements of FRE, ENI, AUM and FPAUM may not be comparable to similar measures presented by other investment managers.

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our unaudited condensed consolidated results of operations for the three and nine-months ended September 30, 2011 and 2010. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three and nine-months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Revenues
Fees	$164,808	$96,018	$514,263	$289,119

Expenses
Compensation and Benefits	48,948	331,180	677,917	1,045,332
Occupancy and Related Charges	13,702	10,373	39,085	29,568
General, Administrative and Other	52,555	94,000	130,579	229,770
Fund Expenses	13,625	14,314	36,287	39,091
Total Expenses	128,830	449,867	883,868	1,343,761

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(3,339,020)	1,450,124	467,278	4,768,245
Dividend Income	71,106	218,232	107,129	808,512
Interest Income	64,858	66,603	218,975	171,058
Interest Expense	(17,742)	(10,432)	(52,365)	(34,393)
Total Investment Income (Loss)	(3,220,798)	1,724,527	741,017	5,713,422

Income (Loss) Before Taxes	(3,184,820)	1,370,678	371,412	4,658,780

Income Taxes	11,535	16,263	67,923	60,998

Net Income (Loss)	(3,196,355)	1,354,415	303,489	4,597,782

Less: Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities	(2,468,074)	1,293,373	295,654	3,957,319
Less: Net Income (Loss) Attributable to Noncontrolling Interests Held by KKR Holdings L.P.	(484,879)	52,186	52,051	487,864

Net Income (Loss) Attributable to KKR & Co. L.P.	$(243,402)	$8,856	$(44,216)	$152,599

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Fees

Fees were $164.8 million for the three months ended September 30, 2011, an increase of $68.8 million, compared to fees of $96.0 million for the three months ended September 30, 2010. The increase was primarily due to an increase in transaction fees of $58.0 million and a net increase in gross monitoring fees of $17.2 million. The increase in gross monitoring fees was primarily the result of $11.7 million of consulting fees earned by an entity that was not consolidated prior to 2011.  The increase in gross transaction fees of $58.0 million primarily reflects an increase in both the number and size of fee-generating investments in our private markets business as well as an increase in overall capital markets transaction activity.  These increases were partially offset by a decrease in incentive fees earned from KFN of $9.6 million as a result of no incentive fee having been earned in the third quarter of 2011 driven by KFN not achieving certain required benchmarks.

Expenses

Expenses were $128.8 million for the three months ended September 30, 2011, a decrease of $321.0 million, compared to $449.9 million for the three months ended September 30, 2010. The decrease was primarily due to a net decrease in equity-based payments of $357.6 million, partially offset by an increase in cash-based compensation and benefits of $24.8 million. The net decrease in equity-based payments is due primarily to (i) a benefit in our carry pool allocation in the third quarter of 2011 as a result of the reversal of previously recognized carried interest in connection with a decline in the carrying value of our carry-earning investment vehicles, and (ii) to a lesser extent, fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition.  The increase in cash-based compensation and benefits reflects the hiring of additional personnel and the inclusion of compensation incurred by an entity that was not consolidated prior to 2011.  Offsetting the net decreases described above are overall increases in occupancy and other operating expenses in connection with the expansion of our businesses.

Net Gains (Losses) from Investment Activities

Net losses from investment activities were $3,339.0 million for the three months ended September 30, 2011, a decrease of $4,789.1 million, compared to a net gain of $1,450.1 million for the three months ended September 30, 2010. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended September 30,
	2011	2010
	($ in thousands)
Private Equity Investments	$(3,380,575)	$1,662,060
Other Net Gains (Losses) from Investment Activities	41,555	(211,936)
Net Gains (Losses) from Investment Activities	$(3,339,020)	$1,450,124

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

	Three Months Ended September 30,
	2011	2010
	($ in thousands)
Realized Gains	$508,138	$931,012
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(528,801)	(1,047,508)
Realized Losses	—	—
Unrealized Gains from Sales of Investments and Realization of Losses (b)	—	—
Unrealized Gains from Changes in Fair Value	832,255	2,453,316
Unrealized Losses from Changes in Fair Value	(4,192,167)	(674,760)
Net Gains (Losses) from Investment Activities	$(3,380,575)	$1,662,060

(a)                                  Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

Dividend income was $71.1 million for the three months ended September 30, 2011, a decrease of $147.1 million compared to dividend income of $218.2 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, we received $68.3 million of dividends from Tarkett S.A. (manufacturing sector) and an aggregate of $2.8 million of dividends from other investments.  During the three months ended September 30, 2010, we received $216.2 million of dividends from Visant Inc. (media sector) and an aggregate of $2.0 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $64.9 million for the three months ended September 30, 2011, a decrease of $1.7 million, compared to $66.6 million for the three months ended September 30, 2010. The decrease primarily reflects a net decrease in the level of fixed income instruments in our portfolio.

Interest Expense

Interest expense was $17.7 million for the three months ended September 30, 2011, an increase of $7.3 million, compared to $10.4 million for the three months ended September 30, 2010. The increase was primarily due to higher average borrowing costs for the three months ended September 30, 2011 driven by the issuance of the Senior Notes in late September of 2010.

Income (Loss) Before Taxes

Due to the factors described above, loss before taxes was $3,184.8 million for the three months ended September 30, 2011, a decrease of $4,555.5 million, compared to income of $1,370.7 million for the three months ended September 30, 2010.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

Net loss attributable to noncontrolling interests in consolidated entities was $2,468.1 million for the three months ended September 30, 2011, a decrease of $3,761.4 million, compared to net income of $1,293.4 million for the three months ended September 30, 2010. The decrease was driven primarily by the overall decrease in the components of net gains (losses) from investment activities described above.

Net Income (Loss) Attributable to Noncontrolling Interests Held by KKR Holdings L.P.

Net loss attributable to noncontrolling interests held by KKR Holdings L.P. was $484.9 million for the three months ended September 30, 2011, a decrease of $537.1 million, compared to net income of $52.2 million for the three months ended September 30, 2010.  The decrease was driven primarily by the overall decrease in the components of net gains (losses) from investment activities described above.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Fees

Fees were $514.3 million for the nine months ended September 30, 2011, an increase of $225.2 million, compared to $289.1 million for the nine months ended September 30, 2010.  The net increase was primarily due to (i) a net increase in gross monitoring fees of $126.8 million, (ii) an increase in gross transaction fees of $87.2 million and (iii) an increase in management fees of $11.5 million.  The increase in gross monitoring fees was primarily the result of $76.6 million of fees received from the termination of monitoring fee arrangements in connection with the IPOs or sales of three portfolio companies, HCA, Inc. (NYSE: HCA), The Nielsen Company B.V. (NYSE: NLSN) and Seven Media Group (ASX: SWM) as well as $38.6 million of consulting fees earned by an entity that was not consolidated prior to 2011.  Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with initial public offerings or other sales activity in our private equity portfolio.  The increase in gross transaction fees of $87.2 million primarily reflects an increase in both the number and size of fee-generating investments in our private markets business as well as an increase in overall capital markets transaction activity and the increase in management fees of $11.5 million primarily reflects new capital raised in both our private markets and public markets investment vehicles.

Expenses

Expenses were $883.9 million for the nine months ended September 30, 2011, a decrease of $459.9 million, compared to $1,343.8 million for the nine months ended September 30, 2010. The decrease was primarily due to a net decrease in equity-based payments of $550.0 million, partially offset by an increase in cash-based compensation and benefits of $65.1 million.  The net decrease in equity-based payments is due primarily to a lower carry pool allocation as a result of the recognition of lower carried interest in the first nine months of 2011 as compared to the comparable prior period as well as fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition. The increase in cash-based compensation and benefits reflects the hiring of additional personnel and the inclusion of compensation incurred by an entity that was not consolidated prior to 2011.  Offsetting the net decrease in compensation and benefits expense is an overall increase in occupancy and other operating expenses in connection with the expansion of our businesses.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $467.3 million for the nine months ended September 30, 2011, a decrease of $4,301.1 million compared to $4,768.2 million for the nine months ended September 30, 2010.  The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Private Equity Investments	$520,810	$4,579,985
Other Net Gains (Losses) from Investment Activities	(53,532)	188,260
Net Gains (Losses) from Investment Activities	$467,278	$4,768,245

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

	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Realized Gains	$2,877,428	$1,578,235
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(2,745,925)	(1,668,142)
Realized Losses	(38,265)	(122,876)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	30,110	157,876
Unrealized Gains from Changes in Fair Value	5,650,756	6,710,909
Unrealized Losses from Changes in Fair Value	(5,253,294)	(2,076,017)
Net Gains (Losses) from Investment Activities	$520,810	$4,579,985

(a)                                  Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

Dividend income was $107.1 million for the nine months ended September 30, 2011, a decrease of $701.4 million compared to dividend income of $808.5 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we received $94.5 million of dividends from Tarkett S.A. and Legrand Holdings S.A. (ENXTPA: LR), and an aggregate of $12.6 million of dividends from other investments.  During the nine months ended September 30, 2010, we received $800.9 million of dividends from HCA Inc., Visant Inc., and Legrand Holdings S.A. and an aggregate of $7.6 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $219.0 million for the nine months ended September 30, 2011, an increase of $47.9 million, compared to $171.1 million for the nine months ended September 30, 2010. The increase primarily reflects an increase in the level of fixed income instruments in our public markets investment vehicles.

Interest Expense

Interest expense was $52.4 million for the nine months ended September 30, 2011, an increase of $18.0 million, compared to $34.4 million for the nine months ended September 30, 2010. The increase was primarily due to higher average borrowing costs for the nine months ended September 30, 2011 driven by the issuance of the Senior Notes in late September of 2010.

Income (Loss) Before Taxes

Due to the factors described above, income before taxes was $371.4 million for the nine months ended September 30, 2011, a decrease of $4,287.4 million, compared to $4,658.8 million for the nine months ended September 30, 2010.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Entities

Net income attributable to noncontrolling interests in consolidated entities was $295.7 million for the nine months ended September 30, 2011, a decrease of $3,661.7 million, compared to $3,957.3 million for the nine months ended September 30, 2010. The decrease was driven primarily by the overall decrease in the components of net gains (losses) from investment activities described above.

Net Income (Loss) Attributable to Noncontrolling Interests Held by KKR Holdings L.P.

Net income attributable to noncontrolling interests held by KKR Holdings L.P. was $52.1 million for the nine months ended September 30, 2011, a decrease of $435.8 million, compared to $487.9 million for the nine months ended September 30, 2010.  The decrease was driven primarily by the overall decrease in the components of net gains (losses) from investment activities described above.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for the three and nine months ended September 30, 2011 and 2010. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Results” and the condensed consolidated financial statements and related notes included elsewhere in this filing.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Fees
Management and incentive fees:
Management fees	$106,748	$98,337	$323,684	$293,543
Incentive fees	—	—	—	—
Management and incentive fees	106,748	98,337	323,684	293,543
Monitoring and transaction fees:
Monitoring fees	20,892	21,780	141,972	64,824
Transaction fees	40,196	19,816	101,506	65,058
Total fee credits	(27,229)	(12,941)	(110,129)	(36,890)
Net transaction and Monitoring fees	33,859	28,655	133,349	92,992
Total fees	140,607	126,992	457,033	386,535
Expenses
Compensation and benefits	47,390	37,861	139,570	117,165
Occupancy and related charges	11,273	9,513	32,792	27,189
Other operating expenses	40,768	36,733	115,076	100,965
Total expenses	99,431	84,107	287,438	245,319
Fee related earnings	41,176	42,885	169,595	141,216
Investment income (loss)
Gross carried interest	(360,282)	236,792	170,096	788,045
Less: allocation to KKR carry pool	148,749	(90,704)	(69,106)	(285,534)
Less: management fee refunds	21,115	(17,387)	(15,594)	(119,034)
Net carried interest	(190,418)	128,701	85,396	383,477
Other investment income (loss)	(1,942)	2,524	(185)	(1,532)
Total investment income (loss)	(192,360)	131,225	85,211	381,945
Income (Loss) before noncontrolling interests in income of consolidated entities	(151,184)	174,110	254,806	523,161
Income (Loss) attributable to noncontrolling interests	790	394	1,885	580
Economic Net Income (Loss)	$(151,974)	$173,716	$252,921	$522,581

Assets Under Management	$43,744,400	$41,878,700	$43,744,400	$41,878,700
Fee Paying Assets Under Management	$37,936,800	$36,032,300	$37,936,800	$36,032,300
Committed Dollars Invested	$1,654,900	$349,500	$2,884,900	$2,184,200
Uncalled Commitments	$11,243,600	$12,495,400	$11,243,600	$12,495,400

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Fees

Fees were $140.6 million for the three months ended September 30, 2011, an increase of $13.6 million, compared to fees of $127.0 million for the three months ended September 30, 2010. The net increase was primarily due to an increase in gross transaction fees of $20.4 million and an increase in management fees of $8.4 million. The increase in gross transaction fees was primarily due to an increase in both the size and number of fee-generating investments completed.  The increase in management fees was primarily due to an increase in fee paying capital at our private equity funds.  These increases were partially offset by an increase in credits earned by limited partners under fee sharing arrangements in our private equity funds due primarily to the increased gross transaction fees.

Expenses

Expenses were $99.4 million for the three months ended September 30, 2011, an increase of $15.3 million, compared to expenses of $84.1 million for the three months ended September 30, 2010. The increase was primarily the result of (i) an increase of $9.5 million in compensation and benefits expense and (ii) an increase in occupancy and related charges of $1.8 million, each of which is a reflection of the hiring of additional personnel and the continued expansion of our business; and (iii) an increase in other operating expenses of $4.0 million primarily due to an increase in professional fees reflecting the expansion of our business.

Fee Related Earnings

Fee related earnings in our Private Markets segment were $41.2 million for the three months ended September 30, 2011, a decrease of $1.7 million, compared to fee related earnings of $42.9 million for the three months ended September 30, 2010. The decrease was due to the increase in expenses, partially offset by the increase in fees as described above.

Investment Income (Loss)

Investment loss was $192.4 million for the three months ended September 30, 2011, a decrease of $323.6 million, compared to investment income of $131.2 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, investment loss was comprised primarily of the reversal of previously recognized net carried interest in connection with a decline in the carrying value of our carry-earning investment vehicles of $190.4 million.

The following table presents the components of net carried interest for the three months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010
	($ in thousands)
Net Realized Gains (Losses)	$79,510	$185,205
Net Unrealized Gains (Losses)	(441,835)	16,384
Dividends and Interest	2,043	35,203
Gross carried interest	(360,282)	236,792
Less: Allocation to KKR carry pool	148,749	(90,704)
Less: Management fee refunds	21,115	(17,387)
Net carried interest	$(190,418)	$128,701

Net realized gains (losses) for the three months ended September 30, 2011 consist primarily of partial sales of Avago Technologies Limited (NYSE: AVGO), Dollar General Corporation (NYSE: DG) and Aricent, Inc. (technology sector).

Net realized gains (losses) for the three months ended September 30, 2010 consists of the partial sales of East Resources Inc. (energy sector) and Avago Technologies Limited.

The following table presents net unrealized gains (losses) of carried interest by fund for the three months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010
	($ in thousands)
Co-Investment Vehicles	$13,814	$9,211
China Growth Fund	3,597	—
KKR E2 Investors (Annex Fund)	(7,798)	331
European III Fund	(13,705)	6,178
Asian Fund	(37,106)	45,987
European Fund	(61,863)	29,014
2006 Fund	(164,188)	(86,487)
Millennium Fund	(174,586)	12,150
Total (a)	$(441,835)	$16,384

(a)                                  The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the three months ended September 30, 2011 and 2010, the European Fund II was excluded.

For the three months ended September 30, 2011, approximately 81% of net unrealized losses in our portfolio were attributable to a decline in the share prices of various publicly held investments, the most significant of which was HCA Inc. (NYSE: HCA), and to a lesser extent The Nielsen Company B.V. (NYSE: NLSN), Sealy Corporation (NYSE: ZZ), Far Eastern Horizon LTD (HK: 3360) and NXP Semiconductors NV (NASDAQ:NXPI).  In addition, there were significant unrealized losses due to the reversal of previously recognized unrealized gains in connection with the partial sales of Avago Technologies Limited and Dollar General Corporation.  Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized losses relating to Energy Future Holdings Corp. (energy sector), Yageo Corporation (technology sector) and Visma AS (technology sector).  The decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in one or more cases, an unfavorable business outlook.  These unrealized losses were partially offset by unrealized gains in certain portfolio companies, with the most significant being Dollar General Corporation, a publicly held investment, and Colonial Pipeline, Inc. (energy sector), a private portfolio company.

For the three months ended September 30, 2010, approximately 26% of net unrealized gains from changes in value were attributable to increased share prices of various publicly held investments, the most significant of which was Dollar General Corporation. Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were unrealized gains in HCA Inc. (healthcare sector) and Oriental Brewery Co. Ltd. (consumer sector), offset by an unrealized loss relating to Energy Future Holdings Corp. (energy sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

Dividend and interest income for the three months ended September 30, 2011 consists primarily of dividends earned from Tarkett S.A. (manufacturing sector) and Avago Technologies Limited.  Dividend and interest income for the three months ended September 30, 2010 consisted primarily of a dividend earned from Visant Corporation.  Management fee refunds represented a benefit of $21.1 million for the three months ended September 30, 2011, as compared to a charge of $17.4 million for the three months ended September 30, 2010, as certain funds declined in value triggering the reversal of management fee refunds related to management fees earned in prior quarters.

Economic Net Income (Loss)

Economic net income (loss) in our Private Markets segment was ($152.0) million for the three months ended September 30, 2011, a decrease of $325.7 million, compared to economic net income of $173.7 million for the three months ended September 30, 2010. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income (loss).

Assets Under Management

The following table reflects the changes in our Private Markets AUM from June 30, 2011 to September 30, 2011:

($ in thousands)
June 30, 2011 AUM	$47,071,900
New Capital Raised	172,800
Distributions	(546,000)
Foreign Exchange	(193,300)
Change in Value	(2,761,000)
September 30, 2011 AUM	$43,744,400

AUM for the Private Markets segment was $43.7 billion at September 30, 2011, a decrease of $3.4 billion, compared to $47.1 billion at June 30, 2011. The decline in AUM was primarily the result of (i) $2.8 billion from net declines in the market values of our private equity portfolio companies and (ii) $0.5 billion of distributions from our funds which were comprised of $0.4 billion of realized gains and $0.1 billion of return of original cost.

The net changes in value in our private equity funds were driven primarily by net unrealized losses of $0.9 billion, $0.6 billion, $0.5 billion, $0.3 billion, 0.2 billion, and $0.1 billion in our Millennium Fund, 2006 Fund, European Fund II, European Fund, European Fund III and Asian Fund, respectively.

Approximately 71% of the net change in value for the three months ended September 30, 2011 was attributable to changes in share prices of various publicly held investments, most notably decreases in HCA, Inc., NXP Semiconductors NV, Legrand Holdings S.A., The Nielsen Company B.V. and Sealy Corporation. These decreases were partially offset by increases in certain publicly held investments including Dollar General Corporation and Jazz Pharmaceuticals, Inc. (NYSE: JAZZ). Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized losses relating to Energy Future Holdings Corp. and Kion GmbH (manufacturing sector). The decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in one or more cases, an unfavorable business outlook. These unrealized losses were partially offset by unrealized gains relating to Unisteel Technology Ltd. (technology sector) and Intelligence Ltd. (service sector) due to improved company performance.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from June 30, 2011 to September 30, 2011:

($ in thousands)
June 30, 2011 FPAUM	$38,430,300
New Capital Raised	103,500
Distributions	(7,000)
Foreign Exchange	(552,400)
Change in Value	(37,600)
September 30, 2011 FPAUM	$37,936,800

FPAUM in our Private Markets segment was $37.9 billion at September 30, 2011, a decrease of $0.5 billion, compared to $38.4 billion at June 30, 2011.  The decrease was primarily attributable to $0.6 billion of unfavorable foreign exchange adjustments on euro-denominated commitments to our funds offset by $0.1 billion of new capital raised.

Committed Dollars Invested

Committed dollars invested were $1.7 billion for the three months ended September 30, 2011, an increase of $1.4 billion, compared to committed dollars invested of $0.3 billion for the three months ended September 30, 2010, reflecting a larger number of completed transactions during the 2011 period.

Uncalled Commitments

As of September 30, 2011, our Private Markets Segment had $11.2 billion of remaining uncalled capital commitments that could be called for investments in new transactions, including $2.8 billion of uncalled capital commitments from our 2006 Fund. As of November 4, 2011 the 2006 Fund has committed capital to approximately $0.8 billion of pending transactions and contingent commitments, although there can be no assurance that any of these capital commitments will be drawn as contemplated for a variety of reasons, including the risk that pending transactions do not close or that contingent commitments are not deployed.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Fees

Fees were $457.0 million for the nine months ended September 30, 2011, an increase of $70.5 million, compared to fees of $386.5 million for the nine months ended September 30, 2010. The net increase was primarily due to (i) a net increase in gross monitoring fees of $77.1 million; (ii) an increase in gross transaction fees of $36.4 million and (iii) an increase in management fees of $30.1 million. The increase in gross monitoring fees was the result of $76.6 million of fees received from the termination of monitoring fee arrangements in connection with the IPOs or sales of three portfolio companies, HCA, Inc., The Nielsen Company B.V., and Seven Media Group which impacted fees by $39.7 million net of associated fee credits. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with an initial public offering or other sale activity in our private equity portfolio.  The increase in gross transaction fees of $36.4 million primarily reflects an increase in both the number and size of fee-generating investments. The increase in management fees of $30.1 million resulted primarily from an increase in fee paying capital at our private equity funds.  These increases were partially offset by an increase in credits earned by limited partners under fee sharing arrangements in our private equity funds due primarily to the increased gross transaction and monitoring fees.

Expenses

Expenses were $287.4 million for the nine months ended September 30, 2011, an increase of $42.1 million, compared to expenses of $245.3 million for the nine months ended September 30, 2010. The increase was primarily the result of (i) an increase of $22.4 million in compensation and benefits expense and (ii) an increase in occupancy and related charges of $5.6 million, each of which reflects the hiring of additional personnel and the continued expansion of our business; and (iii) an increase in other operating expenses of $14.1 million primarily due to an increase in professional fees related to the continued expansion of our business, and expenses related to the formation of and capital raising for new private equity funds.

Fee Related Earnings

Fee related earnings in our Private Markets segment were $169.6 million for the nine months ended September 30, 2011, an increase of $28.4 million, compared to fee related earnings of $141.2 million for the nine months ended September 30, 2010. The increase was due primarily to the increase in fees, partially offset by the increase in expenses as described above.

Investment Income

Investment income was $85.2 million for the nine months ended September 30, 2011, a decrease of $296.7 million compared to investment income of $381.9 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, investment income (loss) was comprised of net carried interest of $85.4 million and other investment income (loss) of ($0.2) million which primarily reflects losses on foreign exchange contracts.

The following table presents the components of net carried interest for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
	2011	2010
	($ in thousands)
Net Realized Gains (Losses)	$392,692	$286,963
Net Unrealized Gains (Losses)	(229,066)	378,843
Dividends and Interest	6,470	122,239
Gross carried interest	170,096	788,045
Less: Allocation to KKR carry pool	(69,106)	(285,534)
Less: Management fee refunds	(15,594)	(119,034)
Net carried interest	$85,396	$383,477

Net realized gains (losses) for the nine months ended September 30, 2011 consist primarily of the realized gains on the partial sales of Avago Technologies Limited, Legrand Holdings S.A., Dollar General Corporation, Seven Media Group and HCA Inc.

Net realized gains (losses) for the nine months ended September 30, 2010 consists primarily of realized gains on partial sales of Dollar General Corporation, Legrand Holdings S.A., Eastman Kodak Company (NYSE: EK) and Avago Technologies Limited, offset by realized losses on the write-off of our investment in Masonite International, Inc. (manufacturing sector).

The following table presents net unrealized gains (losses) of carried interest by fund for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
	2011	2010
	($ in thousands)
Co-Investment Vehicles	$38,532	$39,239
Asian Fund	32,681	79,502
China Growth Fund	11,465	—
KKR E2 Investors (Annex Fund)	328	690
European III Fund	(5,215)	6,178
2006 Fund	(14,161)	173,564
Millennium Fund	(119,458)	40,821
European Fund	(173,238)	38,849
Total (a)	$(229,066)	$378,843

(a)                                              The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the nine months ended September 30, 2011 and 2010, the European Fund II was excluded.

For the nine months ended September 30, 2011, the net unrealized losses of $229.1 million included $323.2 million of reversals of previously recognized unrealized gains in connection with partial sales of portfolio companies which was partially offset by $94.1 million of net unrealized gains reflecting increases in the value of various portfolio companies. The reversals of previously recognized unrealized gains resulted primarily from the partial sales of Avago Technologies Limited, Legrand Holdings S.A, Dollar General Corporation, HCA Inc. and Seven Media Group.  Of the $94.1 million of net increases in value, approximately 24% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on Dollar General Corporation, Jazz Pharmaceuticals, Inc., and The Nielsen Company B.V. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses on HCA, Inc., Ma Anshan Modern Farming Co. Ltd., and Legrand Holdings S.A. Our private portfolio contributed the remainder of the net unrealized gains from changes in value, the most significant of which were unrealized gains on Hilcorp Resources LLC (energy sector), Oriental Brewery (consumer sector), Intelligence Ltd., and Colonial Pipeline Company. The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of Hilcorp Resources

LLC, an increase that reflected the valuation of an agreement to exit the investment.  The unrealized gains on our private portfolio were partially offset by unrealized losses on Energy Future Holdings Corp. and Biomet, Inc. (healthcare) reflecting decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in one or more cases, an unfavorable business outlook.

For the nine months ended September 30, 2010, approximately 23% of net unrealized gains from changes in value were attributable to increased share prices of various publicly held investments, the most significant of which were Dollar General Corporation and Legrand Holdings S.A. Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were East Resources, Inc., HCA Inc. (healthcare sector), and Alliance Boots GmbH (healthcare sector). The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of East Resources, Inc., an increase that reflected the valuation of an agreement to exit the investment.

Dividend income for the nine months ended September 30, 2011 consisted primarily of dividends earned from Legrand Holdings S.A., Tarkett S.A. and Avago Technologies Limited.  Dividend income for the nine months ended September 30, 2010 consists primarily of dividends earned from HCA Inc. and Visant Corporation.  Management fee refunds amounted to $15.6 million for the nine months ended September 30, 2011, as compared to $119.0 million for the nine months ended September 30, 2010.  The lower management fee refund figure primarily reflects the 2006 Fund becoming carry-earning in 2010, as well as management fee refunds that represented a benefit in the current quarter due to certain funds declining in value which triggered the reversal of management fee refunds related to management fees earned in prior quarters.

Economic Net Income (Loss)

Economic net income in our Private Markets segment was $252.9 million for the nine months ended September 30, 2011, a decrease of $269.7 million, compared to economic net income of $522.6 million for the nine months ended September 30, 2010. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2010 to September 30, 2011.

($ in thousands)
December 31, 2010 AUM	$46,223,900
New Capital Raised	989,000
Distributions	(4,419,300)
Foreign Exchange	13,100
Change in Value	937,700
September 30, 2011 AUM	$43,744,400

AUM in our Private Markets segment was $43.7 billion at September 30, 2011, a decrease of $2.5 billion, compared to $46.2 billion at December 31, 2010. The decrease was primarily attributable to distributions from our funds totaling $4.4 billion, comprised of $2.8 billion of realized gains and $1.6 billion of return of original cost.  The decrease was partially offset by $1.0 billion in new capital raised relating primarily to our natural resources strategy and net unrealized gains from changes in the market value of our private equity portfolio of $0.9 billion.

The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $0.5 billion and $0.2 billion in our 2006 Fund and Asian Fund, respectively.  Approximately 43% of the net change in value for the nine months ended September 30, 2011 was attributable to changes in share prices of various publicly listed investments, most notably increases in Dollar General Corporation, Jazz Pharmaceuticals, Inc., The Nielsen Company B.V., and Avago Technologies partially offset by decreases in HCA, Inc., Sealy Corporation, Legrand Holdings S.A., NXP Semiconductors B.V. and Ma Anshan Modern Farming Co. Ltd.  Both HCA Inc. and The Nielsen Company B.V. conducted an initial public offering during the nine months ended September 30, 2011.  Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Hilcorp Resources, LLC, Colonial Pipeline Company, Oriental Brewery and Intelligence Ltd. These unrealized gains were partially offset by unrealized losses, including Northgate Information Systems plc (technology sector), Energy Future Holdings Corp., Tarkett S.A., Toys R Us, Inc. (retail sector), and Biomet, Inc. The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of Hilcorp Resources LLC, an increase that reflects the valuation of an agreement to exit the investment.  The decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in one or more cases, an unfavorable business outlook or company performance.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2010 to September 30, 2011:

($ in thousands)
December 31, 2010 FPAUM	$38,186,700
New Capital Raised	919,700
Distributions	(1,133,600)
Foreign Exchange	(9,900)
Change in Value	(26,100)
September 30, 2011 FPAUM	$37,936,800

FPAUM in our Private Markets segment was $37.9 billion at September 30, 2011, a decrease of $0.3 billion, compared to $38.2 billion at December 31, 2010. These decreases were primarily the result of distributions of $1.1 billion in our private equity funds representing a reduction of invested capital associated with realization activity, which was partially offset by new capital raised of $0.9 billion relating primarily to our natural resources strategy.

Committed Dollars Invested

Committed dollars invested were $2.9 billion for the nine months ended September 30, 2011, an increase of $0.7 billion compared to committed dollars invested of $2.2 billion for the nine months ended September 30, 2010. The increase was due primarily to an increase in the number and size of private equity investments closed during the first nine months of 2011 as compared with the first nine months of 2010.

Uncalled Commitments

As of September 30, 2011, our Private Markets Segment had $11.2 billion of remaining uncalled capital commitments that could be called for investments in new transactions, including $2.8 billion of uncalled capital commitments from our 2006 Fund. As of November 4, 2011 the 2006 Fund has committed capital to approximately $0.8 billion of pending transactions and contingent commitments, although there can be no assurance that any of these capital commitments will be drawn as contemplated for a variety of reasons, including the risk that pending transactions do not close or that contingent commitments are not deployed.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Fees
Management and incentive fees:
Management fees	$27,301	$14,208	$64,144	$40,700
Incentive fees	—	9,555	28,159	30,405
Management and incentive fees	27,301	23,763	92,303	71,105
Monitoring and transaction fees:
Monitoring fees	—	—	—	—
Transaction fees	3,760	1,672	7,845	9,825
Total fee credits	(1,564)	(742)	(3,867)	(6,338)
Net transaction and Monitoring fees	2,196	930	3,978	3,487
Total fees	29,497	24,693	96,281	74,592
Expenses
Compensation and benefits	12,144	7,708	33,967	22,324
Occupancy and related charges	1,097	615	2,870	1,763
Other operating expenses	3,807	3,160	11,649	9,850
Total expenses	17,048	11,483	48,486	33,937
Fee related earnings	12,449	13,210	47,795	40,655
Investment income (loss)
Gross carried interest	(6,105)	1,131	(2,978)	2,583
Less: allocation to KKR carry pool	2,442	(452)	1,191	(1,033)
Less: management fee refunds	—	—	—	—
Net carried interest	(3,663)	679	(1,787)	1,550
Other investment income (loss)	288	148	598	530
Total investment income (loss)	(3,375)	827	(1,189)	2,080
Income (Loss) before noncontrolling interests in income of consolidated entities	9,074	14,037	46,606	42,735
Income (Loss) attributable to noncontrolling interests	164	125	480	380
Economic Net Income (Loss)	$8,910	$13,912	$46,126	$42,355

Assets Under Management	$14,976,400	$13,619,800	$14,976,400	$13,619,800
Fee Paying Assets Under Management	$8,284,400	$6,672,900	$8,284,400	$6,672,900
Committed Dollars Invested	$152,300	$190,900	$546,500	$378,100
Uncalled Commitments	$1,563,600	$1,255,500	$1,563,600	$1,255,500

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Fees

Fees were $29.5 million for the three months ended September 30, 2011, an increase of $4.8 million, compared to fees of $24.7 million for the three months ended September 30, 2010.  The increase is primarily due to an increase in management fee income of $13.1 million, which was partially offset by a decrease in incentive fees of $9.6 million.  The increase in management fees is attributable to a higher fee-paying base at September 30, 2011 compared to September 30, 2010 as a result of new capital raised as well as $7.1 million of incremental management fees associated with the final closing of the Mezzanine Fund where new investors paid management fees back to the inception of the fund.  The decrease in incentive fees is a result of KFN’s financial performance not exceeding certain required benchmarks for the quarter.

Expenses

Expenses were $17.0 million for the three months ended September 30, 2011, an increase of $5.5 million, compared to expenses of $11.5 million for the three months ended September 30, 2010. The increase was primarily due to an increase in compensation and benefits expense of $4.4 million primarily attributable to an increase in headcount to support growth in our Public Markets segment, including our equity strategies platform.

Fee Related Earnings

Fee related earnings were $12.4 million for the three months ended September 30, 2011, a decrease of $0.8 million, compared to $13.2 million for the three months ended September 30, 2010. The decrease in fee related earnings is primarily due to the increase in expenses, partially offset by the increase in fee income, as described above.

Investment Income (Loss)

Investment loss was $3.4 million for the three months ended September 30, 2011, a decrease of $4.2 million compared to investment income of $0.8 million for the three months ended September 30, 2010. The decrease was primarily driven by the reversal of previously recognized net carried interests due to a decline in the carrying value of certain investment vehicles from which we are entitled to a carried interest.

Economic Net Income

Economic net income in our Public Markets segment was $8.9 million for the three months ended September 30, 2011, a decrease of $5.0 million compared to economic net income of $13.9 million for the three months ended September 30, 2010. The decrease in investment income described above was the main contributor to the period over period decrease in economic net income.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from June 30, 2011 to September 30, 2011:

($ in thousands)
June 30, 2011 AUM	$14,868,300
New Capital Raised	784,100
Distributions	(438,000)
Change in Value	(238,000)
September 30, 2011 AUM	$14,976,400

AUM in our Public Markets segment was $15.0 billion at September 30, 2011, an increase of $0.1 billion, compared to $14.9 billion at June 30, 2011. The increase for the period was due to $0.8 billion of new capital raised, which was offset by a decrease in net asset value of $0.2 billion as well as $0.4 billion of distributions from structured finance vehicles and mezzanine/capital solutions funds and vehicles and redemptions in our liquid credit separately managed accounts.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from June 30, 2011 to September 30, 2011:

($ in thousands)
June 30, 2011 FPAUM	$8,005,600
New Capital Raised	682,200
Distributions	(226,800)
Foreign Exchange	—
Change in Value	(176,600)
September 30, 2011 FPAUM	$8,284,400

FPAUM in our Public Markets segment was $8.3 billion at September 30, 2011, an increase of $0.3 billion, compared to $8.0 billion at June 30, 2011. The increase for the period was due to $0.7 billion of new capital raised, which was partially offset by (i) a decrease in net asset value of certain vehicles of $0.2 billion, and (ii) $0.2 billion of redemptions in our liquid credit separately managed accounts and distributions from a structured finance vehicle.

Committed Dollars Invested

Committed dollars invested were $152.3 million for the three months ended September 30, 2011, compared to $190.9 million for the three months ended September 30, 2010, reflecting fewer completed transactions during the current period.

Uncalled Commitments

As of September 30, 2011, our Public Markets segment had $1.6 billion of uncalled commitments that could be called for investments in new transactions.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Fees

Fees were $96.3 million for the nine months ended September 30, 2011, an increase of $21.7 million, compared to $74.6 million for the nine months ended September 30, 2010. Total fees increased primarily due to an increase in management fees of $23.4 million, due to a higher fee-paying base at September 30, 2011 compared to September 30, 2010 as a result of new capital raised.

Expenses

Expenses in our Public Markets segment were $48.5 million for the nine months ended September 30, 2011, an increase of $14.6 million, compared to expenses of $33.9 million for the nine months ended September 30, 2010.  The increase was primarily due to an increase in compensation and benefits expense of $11.6 million primarily attributable to an increase in personnel to support growth in our Public Markets segment, including our equity strategies platform.

Fee Related Earnings

Fee related earnings in our Public Markets segment were $47.8 million for the nine months ended September 30, 2011, an increase of $7.1 million, compared to fee related earnings of $40.7 million for the nine months ended September 30, 2010. The increase in fee related earnings is primarily due to the increase in fee income, partially offset by the increase in expenses, as described above.

Investment Income (Loss)

Our Public Markets segment had an investment loss of $1.2 million for the nine months ended September 30, 2011, a decrease of $3.3 million, compared to investment income of $2.1 million for the nine months ended September 30, 2010. The decrease was primarily driven by the reversal of previously recognized net carried interest due to a decline in the carrying value of our investment vehicles from which we are entitled to a carried interest.

Economic Net Income

Economic net income in our Public Markets segment was $46.1 million for the nine months ended September 30, 2011, an increase of $3.7 million, compared to an economic net income of $42.4 million for the nine months ended September 30, 2010. The increase in fee related earnings described above was the main contributor to the period over period increase in economic net income.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2010 to September 30, 2011:

($ in thousands)
December 31, 2010 AUM	$14,773,600
New Capital Raised	1,135,500
Distributions	(1,186,200)
Change in Value	253,500
September 30, 2011 AUM	$14,976,400

AUM in our Public Markets segment was $15.0 billion at September 30, 2011, an increase of $0.2 billion, compared to $14.8 billion at December 31, 2010. The increase during the period was the net result of $1.1 billion in new capital raised, as well as a $0.3 billion increase in the net asset value of certain investment vehicles, largely offset by $1.2 billion of redemptions in our liquid credit separately managed accounts and distributions from a structured finance vehicle.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2010 to September 30, 2011:

($ in thousands)
December 31, 2010 FPAUM	$7,824,400
New Capital Raised	1,024,000
Distributions	(826,800)
Change in Value	262,800
September 30, 2011 FPAUM	$8,284,400

FPAUM in our Public Markets segment was $8.3 billion at September 30, 2011, an increase of $0.5 billion, compared to $7.8 billion at December 31, 2010. The increase during the period was the net result of $1.0 billion in new fee paying capital raised as well as a $0.3 billion increase in the net asset value of certain investment vehicles, largely offset by $0.8 billion of redemptions in our liquid credit separately managed accounts and a distribution from a structured finance vehicle.

Committed Dollars Invested

Committed dollars invested were $546.5 million for the nine months ended September 30, 2011, compared to $378.1 million for the three months ended September 30, 2010, reflecting more completed transactions during the current period.

Uncalled Commitments

As of September 30, 2011, our Public Markets segment had $1.6 billion of remaining uncalled commitments that could be called for investment in new transactions.

Capital Markets and Principal Activities Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Fees
Management and incentive fees:
Management fees	$—	$—	$—	$—
Incentive fees	—	—	—	—
Management and incentive fees	—	—	—	—
Monitoring and transaction fees:
Monitoring fees	—	—	—	—
Transaction fees	54,675	19,146	111,441	58,726
Total fee credits	—	—	—	—
Net transaction and
Monitoring fees	54,675	19,146	111,441	58,726
Total fees	54,675	19,146	111,441	58,726
Expenses
Compensation and benefits	7,129	3,487	19,376	11,251
Occupancy and related charges	305	245	994	639
Other operating expenses	2,624	2,003	7,883	5,476
Total expenses	10,058	5,735	28,253	17,366
Fee related earnings	44,617	13,411	83,188	41,360
Investment income (loss)
Gross carried interest	—	—	—	—
Less: allocation to KKR carry pool	—	—	—	—
Less: management fee refunds	—	—	—	—
Net carried interest	—	—	—	—
Other investment income (loss)	(492,758)	117,334	85,306	820,741
Total investment income (loss)	(492,758)	117,334	85,306	820,741
Income (Loss) before noncontrolling interests in income of consolidated entities	(448,141)	130,745	168,494	862,101
Income (Loss) attributable to noncontrolling interests	886	1,048	2,086	1,857
Economic Net Income (Loss)	$(449,027)	$129,697	$166,408	$860,244

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Fees

Fees were $54.7 million for the three months ended September 30, 2011, an increase of $35.6 million, compared to fees of $19.1 million for the three months ended September 30, 2010. The increase was primarily due to an increase in the size and number of capital markets transactions during the period. Overall, we completed 18 capital markets transactions in the third quarter of 2011 compared to 13 transactions in the third quarter of 2010.  These fees are earned in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $10.1 million for the three months ended September 30, 2011, an increase of $4.4 million, compared to expenses of $5.7 million for the three months ended September 30, 2010. The increase was primarily due to a $3.6 million increase in compensation and benefits expense and a $0.6 million increase in other operating expenses relating primarily to increased headcount and the overall expansion of the capital markets business.

Fee Related Earnings

Due primarily to the increase in fees described above, fee related earnings were $44.6 million for the three months ended September 30, 2011, an increase of $31.2 million, compared to fee related earnings of $13.4 million for the three months ended September 30, 2010.

Investment Income (Loss)

The following table presents the components of other investment income (loss) for the three months ended September 30, 2011 and 2010.

	Three Months
	Ended September 30,
	2011	2010
	($ in thousands)
Net Realized Gains (Losses)	$75,777	$6,330
Net Unrealized Gains (Losses)	(573,759)	100,740
Dividend Income	3,484	8,153
Interest Income	12,127	6,053
Interest Expense	(10,387)	(3,942)
Other Investment Income (Loss)	$(492,758)	$117,334

Investment loss was $492.8 million for the three months ended September 30, 2011, a decrease of $610.1 million compared to investment income of $117.3 million for the three months ended September 30, 2010.

For the three months ended September 30, 2011, net realized gains were comprised of $72.0 million of gains from the sale of private equity investments, the most significant of which was Dollar General Corporation, and $3.8 million of net realized gains from the sale of non-private equity investments. The net unrealized losses were comprised of $552.4 million of net unrealized depreciation of private equity investments, the most significant of which were HCA, Inc., NXP Semiconductors NV, and The Nielsen Company B.V., and $21.4 million of net depreciation of non-private equity investments.

For the three months ended September 30, 2010, net realized gains were comprised of $3.8 million of gains primarily from the sale of certain private equity investments, the most significant of which was Avago Technologies Limited, and $2.5 million of net realized gains from the sale of non-private equity investments. The net unrealized gains were comprised of $120.8 million of net unrealized appreciation of private equity investments, the most significant of which were HCA, Inc. and Dollar General Corporation, partially offset by $20.1 million of net unrealized depreciation of non-private equity investments.

The increase in interest expense is driven primarily by the issuance of the Senior Notes in late September 2010, and the increase in interest income is due primarily to an increase in the level of fixed income instruments held on our balance sheet.

Economic Net Income (Loss)

Economic net income (loss) was ($449.0) million for the three months ended September 30, 2011, a decrease of $578.7 million, compared to economic net income of $129.7 million for the three months ended September 30, 2010. The decrease in investment income described above was the main contributor to the decrease in economic net income.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Fees

Fees were $111.4 million for the nine months ended September 30, 2011, an increase of $52.7 million, compared to $58.7 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in the number of capital markets transactions during the period. We completed 54 capital markets transactions during the nine months ended September 30, 2011, as compared to 38 transactions during the nine months ended September 30, 2010. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Total expenses were $28.3 million for the nine months ended September 30, 2011, an increase of $10.9 million, compared to expenses of $17.4 million for the nine months ended September 30, 2010. The increase was primarily due to an $8.1 million increase in compensation and benefits expense and a $2.4 million increase in other operating expenses relating primarily to increased headcount and the overall expansion of the capital markets business.

Fee Related Earnings

Fee related earnings were $83.2 million for the nine months ended September 30, 2011, an increase of $41.8 million, compared to fee related earnings of $41.4 million during the nine months ended September 30, 2010. The increase was due primarily to the increase in fees as described above.

Investment Income (Loss)

The following table presents the components of other investment income (loss) for the nine months ended September 30, 2011 and 2010.

	Nine Months
	Ended September 30,
	2011	2010
	($ in thousands)
Net Realized Gains (Losses)	$223,374	$(61,997)
Net Unrealized Gains (Losses)	(150,219)	750,367
Dividend Income	8,205	129,838
Interest Income	35,987	17,399
Interest Expense	(32,041)	(14,866)
Other Investment Income (Loss)	$85,306	$820,741

Investment income was $85.3 million for the nine months ended September 30, 2011 a decrease of $735.4 million compared to investment income of $820.7 million for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, net realized gains were comprised of $255.2 million of gains from the sale of certain private equity investments, the most significant of which were Dollar General Corporation, HCA, Inc. and Avago Technologies Limited, partially offset by $31.8 million of net realized losses from the sale of non-private equity investments, the most significant of which was Orient Corporation (financial services sector). The net unrealized losses were comprised primarily of the reversal of previously recognized unrealized gains in connection with partial sales of private equity investments, most notably HCA Inc.  These unrealized losses relating to reversals were partially offset by net unrealized gains reflecting increases in the value of various private equity investments most notably Dollar General Corporation.

For the nine months ended September 30, 2010, net realized losses were comprised of $132.6 million of losses primarily from the disposition of Aveos, a non-private equity investment, which was partially offset by net realized gains of $70.6 million relating to the sale of certain private equity investments, the most significant of which was Dollar General Corporation. The net unrealized gains were comprised of $598.9 million of net unrealized appreciation of private equity investments, the most significant of which were Dollar General Corporation, HCA, Inc. and Alliance Boots GmbH. In addition, there were other net unrealized gains of $151.4 million relating primarily to the reversal of previously recognized unrealized losses in connection with the disposition of Aveos.

Dividend income decreased $121.6 million from the nine months ended September 30, 2010 primarily as a result of a significant dividend received in the prior period relating to HCA, Inc.

The increase in interest expense above is driven primarily by the issuance of the Senior Notes in late September 2010, and the increase in interest income is due primarily to an increase in the level of fixed income instruments in our capital markets and principal activities segment.

Economic Net Income (Loss)

Economic net income was $166.4 million for the nine months ended September 30, 2011, a decrease of $693.8 million, compared to economic net income of $860.2 million for the nine months ended September 30, 2010. The decrease in investment income as described above was the main contributor to the decrease in economic net income.

Segment Partners’ Capital

The following table presents our segment statement of financial condition as September 30, 2011:

	As of September 30, 2011
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments

Cash and cash equivalents	$300,452	$22,528	$516,238	$839,218
Investments	—	—	4,865,176	4,865,176
Unrealized carry	459,681	1,214	—	460,895
Other assets	141,127	45,389	57,946	244,462
Total assets	$901,260	$69,131	$5,439,360	$6,409,751

Debt obligations	$—	$—	$500,000	$500,000
Other liabilities	215,959	20,970	45,511	282,440
Total liabilities	$215,959	$20,970	$545,511	$782,440

Noncontrolling interests	(1,219)	774	18,059	17,614

Partners’ capital	$686,520	$47,387	$4,875,790	$5,609,697

Book value per adjusted unit	$1.00	$0.07	$7.10	$8.17

The following table provides a reconciliation of KKR’s GAAP Common Units Outstanding to Adjusted Units.

Units
GAAP Common Units Outstanding - Basic	222,944,668
Unvested Common Units	3,739,066
GAAP Common Units Outstanding - Diluted	226,683,734
Adjustments:
KKR Holdings Units	460,079,957
Adjusted Units	686,763,691

Total Reportable Segments Partners’ Capital	$5,609,697

Equity impact of KKR Management Holdings Corp. and other	(55,533)
Noncontrolling Interests held by KKR Holdings L.P.	4,288,925

Total KKR & Co. L.P. Partners’ Capital	$1,265,239

Liquidity

We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis involve: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds; (iv) funding our growth initiatives; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our owners; and (vii) borrowings, interest payments and repayments under credit agreements, the Senior Notes and other borrowing arrangements. As of September 30, 2011, we had an available cash balance of approximately $0.8 billion.

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

Revolving Credit Agreements

For the three and nine months ending September 30, 2011, (i) no borrowings were made and (ii) no borrowings were outstanding, under any of the revolving credit agreements described below. We may, however, utilize these facilities prospectively in the normal course of our operations.

•                  On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the “Corporate Credit Agreement”). The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit.  On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement (the “Amended and Restated Corporate Credit Agreement”) such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. On September 3, 2011, the Amended and Restated Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment has increased the availability for borrowings under the credit facility to $750 million. As of and for the three and nine months ended September 30, 2011, no borrowings were outstanding under the Amended and Restated Corporate Credit Agreement

•                  On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”). The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. Borrowings under this facility may only be used for our capital markets business. As of and for the three and nine months ended September 30, 2011, no borrowings were outstanding under the KCM Credit Agreement.

•                  In June 2007, KKR PEI Investments L.P., (the “KPE Investment Partnership”) entered into a five-year revolving credit agreement, expiring in June 2012, with a syndicate of lenders (the “Principal Credit Agreement”). The Principal Credit Agreement provides for up to $925.0 million of senior secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base is subject to certain investment concentration limitations and the value of the investments constituting the borrowing base is subject to certain advance rates based on type of investment. During May 2011 and September 2011, KKR made an offer for the outstanding commitments under the Principal Credit Agreement resulting in $285.0 million and $95.0 million in commitments, respectively, being assigned to a KKR subsidiary.  As of September 30, 2011, a wholly-owned subsidiary of KKR holds $445.0 million of commitments which has effectively reduced KKR’s availability under the Principal Credit Agreement on a consolidated basis to $480.0 million. As of and for the three and nine months ended September 30, 2011, no borrowings were outstanding under the Principal Credit Agreement.

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

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including funding our capital commitments made to existing and future funds, seeding new businesses and strategies, any net capital requirements of our capital markets companies and co-investments alongside our funds; (ii) service debt obligations, as well as any contingent liabilities that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings as described below; (v) make cash distributions in accordance with our distribution policy; and (vi) underwrite commitments within our capital markets business. We may also require cash to fund contingent obligations including those under clawback and net-loss sharing arrangements. See “—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis.” We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for the next 12 months.

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to the funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing. In addition, we are responsible for the uncalled commitments of the KPE Investment Partnership as a partner in our private equity funds. The following table presents our uncalled commitments to our active investment funds as of September 30, 2011:

Uncalled
Commitments
($ in thousands)
Private Markets
European Fund III	$274,200
2006 Fund	217,200
Asian Fund	99,100
Infrastructure Fund	46,100
E2 Investors (Annex Fund)	28,100
Natural Resources	20,500
China Growth Fund	8,000
Other Private Markets Commitments	4,700
Total Private Markets Commitments	697,900

Public Markets
Mezzanine Fund	38,600
Special Situations Vehicles	9,600
Total Public Markets Commitments	48,200
Total Uncalled Commitments	$746,100

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

We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. In the event that other of our current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if we become taxable as a corporation for U.S. federal income tax purposes, we expect that each will become subject to a tax receivable agreement with substantially similar terms.

We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. KKR does not intend to distribute gains on principal investments, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are generally intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships, KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For purposes of KKR’s distribution policy, our distributions are expected to consist of: (i) FRE, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of its carry pool, and (iii) any additional distributions for certain taxes as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) noncontrolling interests, and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of its business and other matters as discussed above.

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2011 on an unconsolidated basis (i.e. before consolidation of our funds and other entities).

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$746.1	$—	$—	$—	$746.1
Debt payment obligations (2)	—	—	—	500.0	500.0
Interest obligations on debt (3)	35.9	65.5	64.5	127.5	293.4
Underwriting Commitments (4)	54.9	—	—	—	54.9
Lending Commitments (5)	80.8	—	—	—	80.8
Lease obligations	38.5	77.7	77.3	159.0	352.5
Total	$956.2	$143.2	$141.8	$786.5	$2,027.7

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

(3)                                  These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2011 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2011, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)                                  Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments.  As of November 4, 2011, none of these commitments have been syndicated to third parties or otherwise fulfilled or terminated.

(5)                                  Represents obligations in our capital markets business to lend under various revolving credit facilities.

In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our condensed consolidated financial statements as of September 30, 2011 relating to indemnification obligations.

The partnership documents governing our private equity funds generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors at the end of the life of the fund. Our principals are responsible for any clawback obligation relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships in accordance with the terms of the instruments governing the KKR Group Partnerships. As of September 30, 2011, assuming that all applicable private equity funds were liquidated at no value, the amount of carried interest distributed that would be subject to this clawback provision would be $791.0 million, of which $567.4 million would be borne by KKR and carry pool participants and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their September 30, 2011 fair values, the clawback obligation would have been $73.5 million, of which $60.3 million is recorded in due from affiliates, $6.8 million is due from noncontrolling interest holders and $6.4 million is the obligation of KKR.

The instruments governing certain of our private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the “net loss sharing provisions,” certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of September 30, 2011, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $1,095.8 million as of September 30, 2011.

Unlike the “clawback” provisions, the KKR Group Partnerships will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2011. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds and other entities.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$12,807.2	$—	$—	$—	$12,807.2
Debt payment obligations (2)	40.7	387.9	638.5	500.0	1,567.1
Interest obligations on debt (3)	47.4	112.8	179.4	127.5	467.1
Underwriting Commitments (4)	54.9	—	—	—	54.9
Lending Commitments (5)	80.8	—	—	—	80.8
Lease obligations	38.5	77.7	77.3	159.0	352.5
Total	$13,069.5	$578.4	$895.2	$786.5	$15,329.6

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

(2)   Amounts include Senior Notes, gross of unamortized discount as well as financing arrangements entered into by our consolidated funds. Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns. Such financing arrangements include $796.4 million of financing provided through total return swaps and $270.7 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns and are not direct obligations of the general partners of our private equity funds or our management companies.

(3)   These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2011 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2011, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)   Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments.  As of November 4, 2011, none of these commitments have been syndicated to third parties or otherwise fulfilled or terminated.

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $0.9 billion and $1.2 billion during the nine months ended September 30, 2011 and 2010, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $0.3 billion and $0.6 billion during the nine months ended September 30, 2011 and 2010, respectively; (ii) net realized gains (losses) on investments of $2.9 billion and $1.5 billion during the nine months ended September 30, 2011 and 2010, respectively; and (iii) change in unrealized losses on investments of $(2.4) billion and $3.3 billion during the nine months ended September 30, 2011 and 2010, respectively. These amounts are reflected as operating activities in accordance with investment company accounting.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $(35.8) million and $15.3 million during the nine months ended September 30, 2011 and 2010, respectively. Our investing activities included the purchases of furniture, equipment and leasehold improvements of $4.8 million and $7.4 million, as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $31.0 million and $(22.8) million during the nine months ended September 30, 2011 and 2010, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash (used in) provided by financing activities was $(0.8) billion and $(0.7) billion during the nine months ended September 30, 2011 and 2010, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling interests, of $(0.7) billion and $(0.3) billion during the nine months ended September 30, 2011 and 2010, respectively; (ii) net proceeds received net of repayment of debt obligations of $78.1 million and $(0.3) billion during the nine months ended September 30, 2011 and 2010, respectively; and (iii) distributions to net of contributions by our equity holders of $(0.1) billion and $(60.5) million during the nine months ended September 30, 2011 and 2010, respectively.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The type of investments and other financial instruments included in Level I include publicly-listed equities, publicly-listed derivatives, and equity securities sold, but not yet purchased. KKR does not adjust the quoted price for these investments, even in situations where KKR holds a large position and a sale could reasonably affect the quoted price. We classified 29.5% of total investments measured and reported at fair value as Level I at September 30, 2011.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is generally determined through the use of models or other valuation methodologies. Investments and other financial instruments which are included in this category generally include fixed income investments, convertible debt securities indexed to publicly-listed securities, fixed income securities sold, but not yet purchased and certain over-the-counter derivatives. We classified 8.4% of total investments measured and reported at fair value as Level II at September 30, 2011.

Level III—Pricing inputs are unobservable for the asset or liability and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private Portfolio

Companies held by the KKR Funds and fixed income investments for which a sufficiently liquid trading market does not exist. We classified 62.1% of total investments measured and reported at fair value as Level III at September 30, 2011.

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

Approximately 29.5% or $10.7 billion, and 26.0%, or $9.5 billion, of the value of our investments were valued using quoted market prices, which have not been adjusted, as of September 30, 2011 and December 31, 2010, respectively.

Approximately 70.5%, or $25.6 billion, and 74.0%, or $27.0 billion, of the value of our investments were valued in the absence of readily observable market prices as of September 30, 2011 and December 31, 2010, respectively. The majority of these investments were valued using internal models with significant unobservable market parameters and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable market prices had existed. Additional external factors may cause those values, and the values of investments for which readily observable market prices exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and partners’ capital that we report from time to time.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of September 30, 2011, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a 10% immediate change in net gains (losses) from the funds’ investment activities (including carried interest when applicable), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. However, we estimate the impact that the consequential decrease in investment income would have on net income attributable to KKR would be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests.

As of September 30, 2011, private equity investments which represented greater than 5% of the net assets of consolidated private equity funds included: (i) Dollar General Corporation valued at $3.7 billion; (ii) Alliance Boots GmbH valued at $2.5 billion; and (iii) HCA, Inc. valued at $1.7 billion.

The majority of the value of the investments in our consolidated fixed income funds were valued using observable market parameters, which may include quoted market prices, as of September 30, 2011. Quoted market prices, when used, are not adjusted.

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

KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2011, the amount subject to refund for which no liability has been recorded approximates $81.2 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

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

Recent Accounting Pronouncements

During the nine months ended September 30, 2011, there were no issued accounting pronouncements that were applicable and adopted by KKR.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:   There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 13 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 7, 2011 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, filed with the SEC on May 5, 2011 and August 5, 2011, respectively. There have been no material changes to the risk factors disclosed in those reports.

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
William J. Janetschek
Chief Financial Officer (principal financial and accounting officer of KKR Management LLC)
DATE: November 8, 2011

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.1	Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors)
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2011 and September 30, 2010, (iii) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (v) the Notes to the Consolidated Financial Statements.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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