Form 10-K
period 2011-12-31
KKR & Co. L.P.
filed 2012-02-27
CIK 1404912

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2011, was approximately $3.6 billion.

         As of February 23, 2012, there were 231,698,206 common units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

KKR & CO. L.P.
FORM 10-K
For the Year Ended December 31, 2011
INDEX

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate" or the negative version of these words or other comparable words. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

        References to "our Managing Partner" are to KKR Management LLC, our general partner; references to "KKR Guernsey" are to KKR & Co. (Guernsey) L.P. (f/k/a KKR Private Equity Investors, L.P. or "KPE"); references to the "Combined Business" of KKR refer to the business of KKR that resulted from the Transactions (as defined below); references to the "KKR Group Partnerships" are to KKR Management Holdings L.P. and KKR Fund Holdings L.P., which became holding companies for the Combined Business on October 1, 2009; and references to the "KPE Investment Partnership" are to KKR PEI Investments, L.P., a lower tier partnership through which KPE made all of its investments prior to October 1, 2009.

        Unless otherwise indicated, references to equity interests in the Combined Business, or to percentage interests in the Combined Business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals in respect of the carried interest from the Combined Business as part of our "carry pool" and certain minority interests in our business that were not acquired by the KKR Group Partnerships in connection with the Transactions. References to our "principals" are to our senior employees and non-employee operating consultants who hold interests in the Combined Business through KKR Holdings L.P., which we refer to as "KKR Holdings" and references to our "senior principals" are to principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors.

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

        In this report, the term "assets under management," or "AUM", represents the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to investors as it provides additional insight into KKR's capital raising activities and the overall activity in its investment funds and vehicles. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR's co-investment vehicles; (iii) the net asset value of certain of KKR's fixed income products; (iv) the value of outstanding structured finance vehicles and (v) the fair value of other assets managed by KKR. KKR's definition of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to any regulatory definitions.

        In this report, the term "fee paying assets under management," or "FPAUM", represents only those assets under management from which KKR receives fees. We believe this measure is useful to investors as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR's capital raising activities and the overall activity in its investment funds and vehicles, for only those funds and vehicles where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital). FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest); and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

        In this report, the term "fee related earnings," or "FRE", is comprised of segment operating revenues less segment operating expenses and is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to investors as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

        In this report, the term "economic net income (loss)," or "ENI", is a measure of profitability for KKR's reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to investors as it provides additional insight into the overall profitability of KKR's businesses inclusive of investment income and carried interest. ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR's segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

        You should note that our calculations of AUM, FPAUM, FRE, ENI and other financial measures may differ from the calculations of other investment managers and, as a result, our measurements of AUM, FPAUM, FRE, ENI and other financial measures may not be comparable to similar measures presented by other investment managers. For important information regarding these and other financial measures, please see "Management's Discussion and Analysis of Financial Condition & Results of Operations—Segment Operating and Performance Measures."

        References to "our funds" or "our vehicles" refer to the investment funds, vehicles and/or accounts advised, sponsored or managed by one or more subsidiaries of KKR, unless the context requires otherwise.

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

PART I

ITEM 1.    BUSINESS

Overview

        Led by Henry Kravis and George Roberts, we are a leading global investment firm with $59.0 billion in AUM as of December 31, 2011 and a 35-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

        Our business offers a broad range of investment management services to our investors and provides capital markets services to our firm, our portfolio companies and our third-party clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 200 private equity investments with a total transaction value in excess of $465 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, equity strategies, capital markets, infrastructure, natural resources and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing investors and have invested meaningfully in developing relationships with new investors.

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

 Our Firm

Global Operations

        With offices around the world, we have established ourselves as a leading global investment firm. We have multilingual and multicultural investment teams with local market knowledge and significant business, investment, and operational experience in the countries in which we invest. We believe that our global capabilities have helped us to raise capital, capture a greater number of investment opportunities, and assist our portfolio companies in their increasing reliance on global markets and sourcing, while enabling us to diversify our operations.

        Though our operations span multiple continents and asset classes, our investment professionals are supported by an integrated infrastructure and operate under a common set of principles and business practices that are monitored by a variety of committees. The firm operates with a single culture that rewards investment discipline, creativity, determination, and patience and the sharing of information, resources, expertise, and best practices across offices and asset classes. When appropriate, we staff transactions across multiple offices and businesses in order to take advantage of the industry-specific expertise of our investment professionals, and we hold regular meetings in which investment professionals throughout our offices share their knowledge and experiences. We believe that the ability to draw on the local cultural fluency of our investment professionals while maintaining a centralized and integrated global infrastructure distinguishes us from other investment firms and has been a substantial contributing factor to our ability to raise funds, invest internationally, and expand our businesses.

Committees

        Our investment processes are overseen by regional investment and portfolio management committees. Our investment committees are responsible for reviewing and approving all investments made by their business units, monitoring due diligence practices, and providing advice in connection with the structuring, negotiation, execution, and pricing of investments. Our portfolio management function is responsible for working with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored.

Our Segments

Private Markets

        Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and source investments in infrastructure, natural resources and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of December 31, 2011, the segment had $43.6 billion of AUM and our actively investing funds included geographically differentiated investment funds and vehicles with over $10.1 billion of unused capital commitments, providing a significant source of capital that may be deployed globally.

Private Markets Assets Under Management(1)
($ in billions)

(1)
For the years 2006 through 2008, assets under management are presented pro forma for the Combination Transaction, and therefore, exclude the net asset value of KPE and its former commitments to our investment funds.

(2)
As of February 7, 2012, we have formally accepted subscriptions for over $5.5 billion in capital commitments on our North America Fund XI; however, it will not contribute to AUM until we are entitled to receive fees or a carried interest in accordance with our definition of AUM and is not included in AUM for the year 2011.

        The table below presents information as of December 31, 2011 relating to our private equity funds and other Private Markets investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after December 31, 2011.

	As of December 31, 2011
	Investment Period		Amount
Private Markets	Commencement Date(1)	End Date(1)	Commitment(2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost(3)	Remaining Fair Value
	(Amounts in millions, except percentages)
Private Equity Funds
China Growth Fund	11/2010	11/2016	$1,010.0	$767.4	1.0%	$242.6	$—	$242.6	$331.3
E2 Investors (Annex Fund)	8/2009	11/2012	535.5	381.3	4.2%	154.2	—	154.2	230.4
European Fund III	3/2008	3/2014	5,902.9	3,216.3	4.6%	2,686.6	—	2,686.5	2,668.1
Asian Fund	7/2007	7/2013	3,983.2	1,230.0	2.5%	2,753.2	191.9	2,635.1	4,027.5
2006 Fund	9/2006	9/2012	17,642.2	1,821.3	2.1%	15,820.9	4,297.5	13,528.0	15,377.8
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	1,554.1	4,654.1	3,665.0
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	6,916.1	3,435.3	4,811.1
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	7,981.2	164.0	715.8

Total Private Equity Funds			43,910.0	7,416.3		36,493.7	20,940.8	27,499.8	31,827.0
Co-Investment Vehicles	Various	Various	2,240.7	335.2	Various	1,905.5	715.7	1,707.7	2,346.2

Total Private Equity			46,150.7	7,751.5		38,399.2	21,656.5	29,207.5	34,173.2

Energy & Infrastructure
Natural Resources	Various	Various	1,094.7	1,001.4	Various	93.3	14.4	88.4	59.8
Infrastructure	Various	Various	780.2	633.6	Various	146.6	—	146.6	139.5
Co-Investment Vehicles	Various	Various	1,863.3	683.8	Various	1,179.5	68.8	1,179.5	1,331.6

Energy & Infrastructure Total			3,738.2	2,318.8		1,419.4	83.2	1,414.5	1,530.9

Private Markets Total			$49,888.9	$10,070.3		$39,818.6	$21,739.7	$30,622.0	$35,704.1

(1)
The commencement date represents the date on which the general partner of the applicable fund commenced investment of the fund's capital for our private equity funds and the date of the first closing for our other Private Markets funds and investment vehicles. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund's governing agreement to cease making investments on behalf of the fund, unless extended by a vote of the fund investors, or (ii) the date on which the last investment was made.

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2011, in the case of unfunded commitments.

(3)
The remaining cost represents investors' initial investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

Performance

        We take a long-term approach to Private Markets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and IRRs when deploying capital in these transactions. We have nearly doubled the value of capital that we have invested in our Private Markets investment funds, turning $53.2 billion of capital into $103.2 billion of value from our inception in 1976 to December 31, 2011. Over the same time period, our realized and partially realized investments have grown from $26.7 billion to $78.7 billion.

 Amount Invested and Total Value for
Private Markets Investment Funds
As of December 31, 2011

All Investments	Realized and Partially Realized Investments

        From our inception in 1976 through December 31, 2011, our investment funds with at least 36 months of investment activity generated a cumulative gross IRR of 25.7%, compared to the 11.3% gross IRR achieved by the S&P 500 Index over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index is an unmanaged index and our returns assume reinvestment of distributions and do not reflect any fees or expenses.

        The tables below present information as of December 31, 2011 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since December 31, 2011 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

			Fair Value of Investments
	Amount
					Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital**
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized
	($ in Millions)
Total Investments
Legacy Funds(1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12.476.6	—	12,476.6	18.0%	13.3%	2.1
Included Funds					—
European Fund (1999)(2)	3,085.4	3,085.4	7,981.2	715.8	8,697.0	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	6,916.1	4,811.1	11,727.2	22.8%	16.3%	2.0
European Fund II (2005)(2)	5,750.8	5,750.8	1,554.1	3,665.0	5,219.1	(2.2)%	(2.9)%	0.9
2006 Fund (2006)	17,642.2	15,820.9	4,297.5	15,377.8	19,675.3	6.7%	4.4%	1.2
Asian Fund (2007)	3,983.2	2,753.2	191.9	4,027.5	4,219.4	19.4%	12.0%	1.5
European Fund III (2008)(2)	5,902.9	2,686.6	—	2,668.1	2,668.1	(0.4)%	(6.5)%	1.0
E2 Investors (Annex Fund) (2009)(2)(3)	535.5	154.2	—	230.4	230.4	N/A	N/A	N/A
China Growth Fund (2010)(3)	1,010.0	242.6	—	331.3	331.3	N/A	N/A	N/A
Natural Resources (2010)(3)	1,094.7	93.3	14.4	59.8	74.2	N/A	N/A	N/A
Infrastructure (2010)(3)	780.2	146.6	—	139.5	139.5	N/A	N/A	N/A

All Funds	$62,259.4	$53,208.1	$71,224.2	$32,026.3	$103,250.5	25.7%	19.0%	1.9

Realized/Partially Realized Investments(4)
Legacy Funds(1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.6%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	5,968.5	12,476.6	—	12,476.6	18.2%	14.8%	2.1
Included Funds
European Fund (1999)(2)	3,085.4	2,681.1	7,981.2	715.8	8,697.0	29.8%	26.0%	3.2
Millennium Fund (2002)	6,000.0	3,404.0	6,597.5	1,624.6	8,222.1	43.9%	33.4%	2.4
European Fund II (2005)(2)	5,750.8	1,567.4	1,415.9	1,235.9	2,651.8	12.7%	10.9%	1.7
2006 Fund (2006)	17,642.2	2,195.9	4,287.3	3,814.8	8,102.1	37.7%	33.9%	3.7
Asian Fund (2007)	3,983.2	411.7	191.9	591.3	783.2	24.5%	20.7%	1.9
European Fund III (2008)(2)	5,902.9	—	—	—	—	—	—	—
E2 Investors (Annex Fund) (2009)(2)(3)	535.5	—	—	—	—	—	—	—
China Growth Fund (2010)(3)	1,010.0	—	—	—	—	—	—	—
Natural Resources (2010)(3)	1,094.7	—	—	—	—	—	—	—
Infrastructure (2010)(3)	780.2	—	—	—	—	—	—	—

All Realized/Partially Realized Investments	$62,259.4	$26,691.5	$70,742.8	$7,982.4	$78,725.2	26.2%	21.4%	2.9

(1)
These funds were not contributed to the Combined Business in connection with the Transactions.

(2)
The capital commitments of the European Fund, the European Fund II, the European Fund III and the Annex Fund include euro-denominated commitments of €196.5 million, €2,597.2 million, €2,788.8 million and

  €165.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2011 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to December 31, 2011. None of the Annex Fund, the China Growth Fund, Natural Resources, or Infrastructure have invested for at least 36 months as of December 31, 2011. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
Investments are considered partially realized when realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. None of the European Fund III, Annex Fund, China Growth Fund, Natural Resources or Infrastructure have realized a material portion of invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

*
IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period. Net IRRs presented under Total Investments are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees. Net IRRs presented under Realized/Partially Realized Investments are calculated after giving effect to the allocation of realized and unrealized carried interest, but before payment of any applicable management fees as management fees are applied to funds, not investments. Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.

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

Private Equity

        We are a world leader in private equity, having raised 16 funds with approximately $60.4 billion of capital commitments through December 31, 2011. We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages our sizeable team of operating consultants who work exclusively with our portfolio companies, as well as our senior advisors, many of whom are former chief executive officers and leaders of the business community.

Portfolio

        The following charts present information concerning the amount of capital invested by private equity funds by geography and industry through December 31, 2011. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple geographies and industries.

Dollars Invested by Geography (European Fund and Subsequent Funds including our Natural Resources and Infrastructure Funds as of December 31, 2011)	Dollars Invested by Industry (European Fund and Subsequent Funds including our Natural Resources and Infrastructure Funds as of December 31, 2011)

        Our current private equity portfolio held by our European Fund and subsequent funds consists of over 75 companies with more than $200 billion of annual revenues and more than 900,000 employees worldwide. These companies are headquartered in 19 countries and operate in 17 general industries which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.

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

Due Diligence and the Investment Decision

        When an investment team determines that an investment proposal is worth consideration, the proposal is formally presented to an investment committee and the due diligence process commences if appropriate. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational improvement and value creation. When conducting due diligence, investment teams evaluate a number of important business, financial, tax, accounting, environmental, social, governance, legal and regulatory issues in order to determine whether an investment is suitable. In connection with the due diligence process, investment professionals spend significant amounts of time meeting with a company's management and operating personnel, visiting plants and facilities, and where appropriate, speaking with other stakeholders interested in and impacted by the investment in order to understand the opportunities and risks associated with the proposed investment. Our investment professionals also use the services of outside accountants, consultants, lawyers, investment banks, and industry experts as appropriate to assist them in this process. An investment committee monitors all due diligence practices and must approve an investment before it may be made.

Building Successful and Competitive Businesses

        When investing in a portfolio company, we partner with world-class management teams to execute on our investment thesis, and we rigorously track performance through regular monitoring of detailed operational and financial metrics as well as appropriate environmental, social and governance issues. We have developed a global network of experienced managers and operating executives who assist the portfolio companies in making operational improvements and achieving growth. We augment these resources with operational guidance from operating consultants at KKR Capstone, senior advisors, and investment teams, and with "100-Day Plans" that focus the firm's efforts and drive our strategies. We emphasize efficient capital management, top-line growth, R&D spending, geographical expansion, cost optimization, and investment for the long-term.

Realizing Investments

        We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2011, the firm has generated approximately $71.2 billion of cash proceeds from the sale of our portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic buyers. When exiting investments, our objective is to structure the exit in a manner that optimizes returns for investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.

Private Equity Fund Structures

        The private equity funds that we sponsor and manage have finite lives and investment periods. Each fund is organized as a single partnership or a combination of separate domestic and overseas partnerships, and each partnership is controlled by a general partner. Private equity fund investors are limited partners who agree to contribute a specified amount of capital to the fund from time to time for use in qualifying investments during the investment period, which generally lasts up to six years depending on how quickly capital is deployed. Each private equity fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments. The terms on our newest private equity fund, the North America Fund XI, also include a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Our earlier private equity funds do not include this term, although certain other funds such as the Natural Resources and Infrastructure Funds do have a performance hurdle.

        We enter into management agreements with our private equity funds pursuant to which we receive management fees in exchange for providing the funds with management and other services. These management fees are calculated based on the amount of capital committed to a fund during the investment period and thereafter on the cost basis of the fund's investments, which causes the fees to be reduced over time as investments are liquidated. These management fees are paid by private equity fund investors, who generally contribute capital to the fund in order to allow the fund to pay the fees to us. Our funds generally require that management fees be returned to investors before a carried interest may be paid.

        We also enter into monitoring agreements with our portfolio companies pursuant to which we receive periodic monitoring fees in exchange for providing them with management, consulting, and other services, and we typically receive transaction fees from portfolio companies for providing them with financial, advisory and other services in connection with specific transactions. In some cases, we may be entitled to other fees that are paid by an investment target upon closing a transaction or when a potential investment is not consummated. Our private equity fund agreements typically require us to share 80% of any monitoring, transaction and other fees that are allocable to a fund (after reduction for expenses incurred allocable to a fund from unconsummated transactions) with fund investors.

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

        Because private equity fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our private equity fund documents generally require the general partners of the funds to make minimum capital commitments to the funds. The amounts of these commitments, which are negotiated by fund investors, generally range from 2% to 4% of a fund's total capital commitments at final closing. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and acquires a capital interest in the investment that is not subject to a carried interest or management fees. These capital contributions were funded with cash from operations that otherwise would be distributed to our principals. Subsequent to the Transactions, these general partner commitments are typically made through our Capital Markets and Principal Activities segment.

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

        Other Private Equity Products.    The amount of equity used to finance leveraged buyouts has increased significantly in recent years, enabling us to offer significant co-investment opportunities to both fund investors and other third parties. We have capitalized on this opportunity by building out our capital markets and distribution capabilities and creating new investment structures and products that allow us to syndicate a portion of the equity needed to finance acquisitions. These structures include co-investment vehicles and a principal-protected private equity product, which generally entitle the firm to receive management fees and/or a carried interest. As of December 31, 2011, we had $2,943.9 million of AUM in products of this type. In addition, we manage certain separately managed accounts in the form of separate investment vehicles based on terms that are separately negotiated with the investor.

        Legacy Private Equity Funds.    The investment period for each of the 1996 Fund and all prior funds has ended. Because the general partners of these funds were not expected to receive meaningful proceeds from further realizations, interests in the general partners were not contributed to the Combined Business in connection with the Transactions. KKR will, however, continue to provide the legacy funds with management and other services until their liquidation. While we do not expect to receive meaningful fees for providing these services, we do not believe that the ongoing administration of the funds will materially interfere with the firm's operations or generate any material costs for the firm.

Natural Resources

        We manage investments in natural resources assets, such as oil and natural gas properties. Our current strategy generally targets producing properties that are non-core to their current owners. The strategy ultimately aims to deliver current returns to investors through distributions generated by producing and selling the oil and natural gas reserves of these acquired properties, which also provides investors with exposure to commodity prices. As of December 31, 2011, we had received $1,094.7 million of capital commitments to this strategy.

Infrastructure

        We manage investments in infrastructure assets in order to capitalize on the growing demand for global infrastructure investment. We believe that the global infrastructure market provides an opportunity for the firm's combination of private investment, operational improvement, and stakeholder engagement skills. This strategy seeks to achieve returns through the acquisition and operational improvement of assets important to the functioning of the economy and also to provide current income. As of December 31, 2011, we had received $780.2 million of capital commitments to our Infrastructure Fund and $1.4 billion of capital commitments through separately managed accounts.

Real Estate

        We hired several experienced real estate investment executives in 2011 to develop a dedicated real estate strategy. As of December 31, 2011, we had committed $300 million of firm capital to develop this strategy. In addition, we have the flexibility to invest in real estate investments across the capital structure through various vehicles, including our private equity and alternative credit funds. This platform targets real estate opportunities, including property-level equity, debt and special situations transactions and businesses with significant real estate holdings that can benefit from KKR's operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction-specific needs, including the outright purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities.

Public Markets

        Through the Public Markets segment, we manage KKR Financial Holdings LLC, or KFN, which is a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, and (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending. These funds, vehicles and accounts are managed by KKR Asset Management LLC, or KAM, an SEC registered investment adviser. We intend to continue to grow this business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at every level of the capital structure and across market cycles.

        As of December 31, 2011, this segment had $15.4 billion of AUM, comprised of $10.2 billion of assets managed in our leveraged credit strategies, $0.2 billion of assets managed in our liquid long/short equity strategies, $3.1 billion of assets managed in our alternative credit strategies, $1.6 billion of assets managed across a range of strategies through KFN and $0.3 billion of assets managed across other strategies. Our alternative credit investments include $1.2 billion of assets managed in our mezzanine strategy, $1.7 billion of assets managed in our special situations strategy and $0.2 billion of assets managed in our direct lending strategy. The following chart presents the growth in the AUM of our Public Markets segment from the commencement of its operations in August 2004 through December 31, 2011.

Public Markets Assets Under Management(1)
($ in billions)

(1)
For years 2006 through 2008, assets under management are presented pro forma for the Combination Transaction and, therefore, exclude the net asset value of KPE and its former commitments to our investment funds.

        We launched our Public Markets business in August 2004. In connection with the formation of this business, we hired additional investment professionals with significant experience in evaluating and managing debt investments, including investments in corporate loans and debt securities, structured products and other fixed income instruments, and built out an investment platform for identifying, assessing, executing, monitoring and realizing investments in fixed income as well as other strategies, including equities.

Performance

        We generally review our performance in the Public Markets segment by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. In certain cases these strategies have meaningful track records and may be compared to widely-known indices. The following chart presents information regarding these leveraged loan and high yield bond strategies from inception to December 31, 2011. Our other credit and equity strategies have begun investing as recently as the fourth quarter of 2011 and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

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

(2)
The Secured Credit Unlevered model performance track record is presented as supplemental information. The Secured Credit Unlevered model represents performance of KKR's Secured Credit Levered composite calculated on an unlevered basis. KKR's Secured Credit Levered composite has an investment objective that allows it to invest in assets other than senior secured term loans and high yield securities, which includes asset backed securities, commercial mortgage backed securities, preferred stock, public equity, private equity and certain freestanding derivatives. In addition, KKR's Secured Credit Levered composite has employed leverage in its respective portfolios as part of its investment strategy. Gains realized with borrowed funds may cause returns to increase at a faster rate than would be the case without borrowings. If, however, investment results fail to cover the principal, interest and other costs of borrowings, returns could also decrease faster than if there had been no borrowings. Accordingly, the unlevered returns contained herein do not reflect the actual returns, and are not intended to be indicative of the future results of KKR's Secured Credit Levered composite. It is not expected that KKR's Secured Credit Levered composite will achieve comparable results. The Benchmark used for purposes of comparison for the Secured Credit strategy presented herein is the S&P/LSTA Loan Index. There are differences, in some cases, significant differences, between KKR's investments and the investments included in the Indices. For instance, KKR's composite may invest in securities that have a greater degree of risk and volatility, as well as liquidity risk, than those securities contained in the Indices.

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

Investment Approach

        Our approach to making investments focuses on creating investment portfolios that generate attractive risk-adjusted returns by selecting high-quality investments that may be made at attractive prices, applying rigorous standards of due diligence when making investment decisions, subjecting investments to regular monitoring and oversight, and, for more liquid investments, making buy and sell decisions based on price targets and relative value parameters. The firm employs both "top-down" and "bottom-up" analyses when making investments. Our top-down analysis involves a macro analysis of relative asset valuations, long-term industry trends, business cycles, regulatory trends, interest rate expectations, credit fundamentals and technical factors to target specific industry sectors and asset classes in which to invest. From a bottoms-up perspective, our investment decision is predicated on an investment thesis that is developed using our proprietary resources and knowledge. We will invest in a company only after it has undergone a due diligence analysis and the applicable investment committee has approved it.

Sourcing and Selecting Investments

        We source investment opportunities through a variety of channels, including internal deal generation strategies and the firm's global network of contacts at major companies, corporate executives, commercial and investment banks, financial intermediaries, other private equity sponsors and other investment and advisory institutions. We are also regularly provided with opportunities to invest, where appropriate, in the securities of KKR's private equity portfolio companies, though there are limitations by vehicle on the maximum size of such KKR-affiliated investments.

Due Diligence and the Investment Decision

        Once a potential investment has been identified, our investment professionals screen the opportunity and make a preliminary determination concerning whether we should proceed with further diligence. When evaluating the suitability of an investment for our funds, we employ a relative value framework and subject the investment to a rigorous due diligence. This review considers, among other things, expected returns, capital structure, credit ratings, historical and projected financial data, the issuer's competitive position, the quality and track record of the issuer's management team, margin stability, and industry and company trends. Investment professionals use the services of outside advisors and industry experts as appropriate to assist them in the due diligence process and, when relevant and permitted, leverage the knowledge and experience of our private equity professionals. Strategy-specific investment committees monitor all due diligence practices and must approve an investment before it may be made.

Monitoring Investments

        We monitor our portfolios of investments using, as applicable, daily, quarterly and annual analyses. Daily analyses include morning market meetings, industry and company pricing runs, industry and company reports and discussions with the firm's private equity investment professionals on an as-needed basis. Quarterly analyses include the preparation of quarterly operating results, reconciliations of actual results to projections and updates to financial models (baseline and stress cases). Annual analyses involve conducting internal audits, and testing compliance with monitoring and documentation requirements.

Public Markets Strategies and Vehicles

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

Credit Strategies

        Our credit strategies business pursues investments in debt securities ranging from liquid securities such as leveraged loans and high-yield bonds to alternative credit including longer-duration strategies such as mezzanine and distressed asset investing. These investments may be made across a range of vehicles including funds and single- or cross-strategy separately managed accounts. These managed accounts enable us to tailor an investment program to meet the specific risk, return and investment objective of individual institutional investors.

        Leveraged Credit.    Our leveraged credit strategies are directed at investing in leveraged loans, high-yield bonds, or a combination of both. They are pursued primarily through separately managed accounts, with a smaller amount of capital residing in funds. We are entitled to receive a fee for managing these vehicles.

          Structured Credit Vehicles.    Beginning in 2005, we began managing structured credit vehicles in the form of collateralized loan obligation transactions, or CLOs. CLOs are typically structured as bankruptcy-remote, special purpose investment vehicles which acquire, monitor and, to varying degrees, manage a pool of fixed income assets. KFN conducts a majority of its business through its holdings of a majority of the voting securities of, and certain other interests in, such CLOs. The CLOs serve as long term financing for fixed income investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate for KFN and other fixed income funds. We may receive a fee for managing certain CLOs.

        Alternative Credit.    In the last several years, our Public Markets business has expanded to include adjacent investment strategies in alternative credit which leverage the knowledge and relationships developed in the leveraged credit business. These strategies include mezzanine, distressed or special situations investing, and direct lending. As with our leveraged credit strategy, these are pursued through a combination of separately managed accounts and funds. For managing these accounts and funds, we are entitled to receive either fees or a combination of fees and carried interest.

          Mezzanine.    We manage mezzanine investments primarily through a fund, seeking to invest in directly sourced third-party mezzanine transactions. These investments often consist of mezzanine debt, which generates a current yield, coupled with marginal equity exposure with additional upside potential. Though we have invested in mezzanine for many years through other vehicles and continue to do so today, we closed our first dedicated mezzanine fund in August 2011. As of December 31, 2011, we had AUM of $1.2 billion in this strategy.

          Special Situations.     We seek to make opportunistic investments largely in distressed companies through our special situations investment strategy. These investments include secondary market distressed (including post-restructuring equity), control-oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing, structured principal investments, and other event-driven investments in debt or equity. This strategy is primarily managed through separately managed accounts. As of December 31, 2011, we had AUM of $1.7 billion in this strategy.

          Direct Lending.     We manage investments in proprietarily sourced senior debt financings for middle-market companies through our direct lending strategy. As of December 31, 2011, we had committed $100 million of balance sheet capital to the strategy and had raised an additional $102 million of third-party capital for the strategy.

Equity Strategies

        We hired a team of experienced public equity investment executives in 2011 to establish a long/short equity strategy. As of December 31, 2011, we had committed $100 million of balance sheet capital to the strategy and had raised an additional $142.7 million of third-party capital for the strategy.

        The table below presents information as of December 31, 2011 relating to certain vehicles that invest in the strategies discussed above.

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate		Incentive Fee / Carried Interest	Hurdle Rate	Duration of Capital
KFN	$1,565	$1,565	1.75%		25.00%	8.00%	Permanent(1)

Leveraged Credit:
Leveraged Credit SMAs	2,683	2,683	0.50 - 1.00%		N/A	N/A	Subject to Redemptions
CLOs	7,489	925	0.50%		N/A	N/A	10 - 14 Years(3)

Total Leveraged Credit	10,172	3,608

Alternative Credit(2)	3,087	2,896	0.75 - 1.50	%(4)	10.0 - 20.0%	8.00	8 - 15 Years(3)

Long/Short Equities	237	139	1.25 - 1.50%		17.5 - 20.0%	N/A	Subject to

							Redemptions
Other:
Corporate Capital Trust(5)	116	116	1.00%		10.0%	7.00%	7 years
Strategic Capital Funds
(SCF)(6)	204	204	0.25%		N/A	N/A	In managed

							wind down
Total Other	320	320

Total	$15,381	$8,528

(1)
The management agreement may be terminated only in limited circumstances and, except for a termination arising from certain events of cause, upon payment of a termination fee to KKR.

(2)
AUM and FPAUM include all assets invested by vehicles that principally invest in alternative credit strategies, respectively, and consequently may include a certain amount of assets invested in other strategies.

(3)
Term for duration of capital is since inception. Inception dates for CLOs were between 2005 and 2007 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2010.

(4)
Lower fees on uninvested capital in certain vehicles.

(5)
Corporate Capital Trust is a business development company sub-advised by KAM. By December 31, 2018, the capital in the Corporate Capital Trust vehicle may become permanent.

(6)
Strategic Capital Funds is a fixed income hedge fund managed by KAM. We do not earn an incentive fee or carried interest on the assets managed through Strategic Capital Funds, which are currently in managed wind down.

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines KKR's principal assets with our global capital markets business. Our capital markets business supports our firm, our portfolio companies and select third-party clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. When our capital markets business underwrites an offering of securities or a loan, it commits to buy and sell an issue of securities or principal amount of indebtedness, and earns fees by purchasing those securities or indebtedness at a discount. In a syndication, this business earns a fee for arranging transactions and placing securities or indebtedness. To allow us to carry out these activities, we are registered or authorized to carry out certain broker dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East.

        KKR's principal assets, which include investments in our investment funds and co-investments in certain portfolio companies of such funds, provide us with a significant source of capital to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our investors and other stakeholders. The large majority of principal assets consist of assets we acquired in the Combination Transaction. We believe that the market experience and skills of professionals in our capital markets business and the investment expertise of professionals in our Private Markets and Public Markets segments will allow us to continue to grow and diversify this asset base over time.

        As of December 31, 2011, the segment had $4.7 billion of investments at fair value. The following charts present information concerning our principal assets by type, geography and industry as of December 31, 2011.

Investments By Type	Investments By Geography

Investments By Industry

Client & Partner Group

        We have developed our Client & Partner Group to better service our existing investors and to source new investor relationships. The group is responsible for raising capital for us globally across all products, expanding our client relationships across asset classes and across types of investors, developing products to meet our clients' needs, and servicing existing investors and products. As of December 31, 2011, we had 52 executives and professionals dedicated to our Client & Partner Group.

        The following charts detail our investor base by type and geography as of December 31, 2011.

Investor Base By Type(1)	Investor Base By Geography(1)

(1)
Based on the AUM of our Private Markets investment funds, Private Markets co-investment vehicles, and Public Markets separately managed accounts and investment funds.

Competition

        We compete with other investment managers for both investors and investment opportunities. The firm's competitors consist primarily of sponsors of public and private investment funds, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers. We believe that competition for investors is based primarily on investment performance, investor liquidity and willingness to invest, investor perception of investment managers' drive, focus and alignment of interest, business reputation, duration of relationships, quality of services, pricing, fund terms including fees, and the relative attractiveness of the types of investments that have been or are to be made. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution. In addition to these traditional competitors within the global investment management industry, we also face competition from local and regional firms, financial institutions and sovereign wealth funds, in the various countries in which we invest. In certain emerging markets, local firms may have more established relationships with the companies in which we are attempting to invest. These competitors often fall into one of the aforementioned categories but in some cases may represent new types of investors, including high net worth individuals, family offices and state-sponsored entities.

        Over the past several years, the size and number of private equity funds and funds focused on credit and equity strategies have continued to increase, heightening the level of competition for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. For example, funds focused on credit and equity strategies have become active in taking control positions in companies, while private equity funds have acquired minority and/or debt positions in publicly listed companies. This convergence could heighten competition for investments. Furthermore, as institutional investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional investors may become more acute.

        Some of the entities that we compete with as an investment firm may have greater financial, technical, marketing and other resources and more personnel than us and, in the case of some asset classes, longer operating histories, more established relationships or greater experience. Several of our competitors also have raised, or may raise, significant amounts of capital and have investment objectives that are similar to the investment objectives of our funds, which may create additional competition for investment opportunities. Some of these competitors may also have lower costs of capital and access to funding sources that are not available to us, which may create competitive advantages for them. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which may provide them with a competitive advantage in bidding for such investments.

        We expect to compete as a capital markets business primarily with investment banks and independent broker-dealers in the North America, Europe, Asia-Pacific and the Middle East. We principally focus our capital markets activities on the firm, our portfolio companies and investors, but we also seek to service other third parties. While we generally target customers with whom we have existing relationships, those customers may have similar relationships with the firm's competitors, many of whom will have access to competing securities transactions, greater financial, technical or marketing resources or more established reputations than us. The limited operating history of our capital markets business could make it difficult for us to compete with established investment banks or broker-dealers, participate in capital markets transactions of issuers or successfully grow the firm's capital markets business over time.

        Competition is also intense for the attraction and retention of qualified employees and consultants. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and consultants and retain and motivate our existing employees and consultants.

Employees, Consultants and Advisors

        As of December 31, 2011, we employed or retained the services of over 900 people worldwide:

Investment Professionals	217
Other Professionals	333
Support Staff	276

Total Employees	826
KKR Capstone	58
Senior Advisors	32

Total Employees, Consultants and Advisors	916

Investment Professionals

        Our 217 investment professionals come from diverse backgrounds in private equity, fixed income, infrastructure, real assets and other investment assets and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a powerful global team for identifying attractive investment opportunities, creating value, and generating superior returns.

Other Professionals

        Our 333 other professionals come from diverse backgrounds in capital markets, capital raising, client servicing, public affairs, finance, tax, legal, human resources, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing investors and creating relationships with new investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.

KKR Capstone

        We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of 58 operating consultants at KKR Capstone, who work exclusively with our investment professionals and portfolio company management teams. With executives in New York, Menlo Park, Houston, London, Hong Kong, Beijing, Tokyo, Sydney and Mumbai, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes. During the initial phases of an investment, KKR Capstone's work seeks to implement our thesis for value creation. Our operating consultants may assist portfolio companies in addressing top-line growth, cost optimization and efficient capital allocation and in developing operating and financial metrics. Over time, this work shifts to identifying challenges and taking advantage of business opportunities that arise during the life of an investment.

Senior Advisors

        To complement the expertise of our investment professionals, we have retained a team of 32 senior advisors to provide us with additional operational and strategic insights. The responsibilities of senior advisors include serving on the boards of our portfolio companies, helping us evaluate individual investment opportunities and assisting portfolio companies with operational matters. These individuals include former chief executive officers, chief financial officers and chairmen of Fortune 500 companies, as well as other individuals who have held leading positions in major corporations and public agencies worldwide. Several senior advisors also participate on our portfolio management committees, which monitor the performance of our private equity investments.

Organizational Structure

        The following simplified diagram illustrates our organizational structure as of December 31, 2011.

(1)
KKR Management LLC serves as the general partner of KKR & Co. L.P., which is governed by a Board of Directors consisting of a majority of independent directors. KKR Management LLC does not hold any economic interests in KKR & Co. L.P. and is owned by senior KKR principals.

(2)
KKR Holdings is the holding vehicle through which our principals indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with applicable vesting and transfer restrictions. As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of December 31, 2011, KKR Holdings had a 66.8% interest in our business indirectly through its limited partner interests in the KKR Group Partnerships.

(3)
KKR Holdings holds special non-economic voting units in our partnership that entitle it to cast, with respect to those limited matters that may be submitted to a vote of our unitholders, a number of votes equal to the number of KKR Group Partnership Units that it holds from time to time.

(4)
KKR Group Finance Co. LLC is a wholly-owned subsidiary of KKR Management Holdings Corp. and the issuer of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020. The Senior Notes are guaranteed by KKR & Co. L.P. and the KKR Group Partnerships.

(5)
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

(6)
40% of the carried interest earned in relation to our investment funds and carry paying co-investment vehicles is allocated to a carry pool from which carried interest is allocated to our principals, other professionals and selected other individuals who work in these operations. No carried interest has been allocated with respect to co-investments acquired from KPE in the Combination Transaction.

Regulation

        Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations. As a matter of public policy, the regulatory bodies that regulate our business activities are generally responsible for safeguarding the integrity of the securities and financial markets and protecting investors who participate in those markets rather than protecting the interests of our unitholders.

United States

Regulation as an Investment Adviser

        We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiary KKR Asset Management LLC, both of which are registered as investment advisers with the SEC under the Investment Advisers Act. These investment advisers are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.

Regulation as a Broker-Dealer

        KKR Capital Markets LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in all 50 U.S. States and U.S. territories and is a member of the Financial Industry Regulatory Authority, or FINRA. As a registered broker-dealer, KKR Capital Markets LLC is subject to periodic SEC and FINRA examinations and reviews. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, use and safekeeping of customers' funds and securities, capital structure, record-keeping and retention and the conduct and qualifications of directors, officers, employees and other associated persons. These requirements include the SEC's "uniform net capital rule," which specifies the minimum level of net capital that a broker-dealer must maintain, requires a significant part of the broker-dealer's assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.

United Kingdom

        KKR Capital Markets Limited, one of our subsidiaries, is authorized in the United Kingdom under the Financial Services and Markets Act 2000, or FSMA, and has permission to engage in a number of activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. KKR Capital Markets Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area and Gibraltar. Kohlberg Kravis Roberts & Co. Ltd, another one of our subsidiaries, is authorized in the United Kingdom under FSMA and has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR

Asset Management Ltd., another one of our subsidiaries, is authorized in the United Kingdom under FSMA and has permission to engage in a number of regulated activities including and advising on and arranging deals in relation to certain types of specified investments. FSMA and related rules govern most aspects of investment business, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Financial Services Authority is responsible for administering these requirements and our compliance with them. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain "controlled functions" within the financial services industry of officers or employees performing such functions or other similar consequences.

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

        KKR Mauritius Direct Investments I, Ltd. is registered as an FII sub account with SEBI pursuant to which it can make investments in listed and unlisted securities of Indian issuers, and is incorporated as an investment holding company in Mauritius regulated by the Financial Services Commission, Mauritius.

        KKR India Financial Services Private Limited is registered with the Reserve Bank of India as a non-deposit taking non-banking financial company and is authorized to undertake lending and financing activities.

        KKR Capital Markets India Private Limited is licensed by the SEBI as a merchant bank that is authorized to execute capital market mandates, underwrite issues, offer investment advisory and other consultancy/advisory services.

        Stamariko Holdings Limited is registered as an FII sub-account with SEBI pursuant to which it can make investments in listed and unlisted securities of Indian issuers.

        Daena Venture Capital Investments, Ltd. is registered with SEBI as a foreign venture capital investor, or FVCI, pursuant to which it can make certain investments in securities of Indian issuers and is incorporated as an investment holding company in Mauritius regulated by the Financial Services Commission, Mauritius.

        From time to time, one or more of our investment funds or their related investment vehicles may be regulated as a mutual fund by the Cayman Islands Monetary Authority, regulated as an investment limited partnership by the Central Bank of Ireland or registered with the Financial Supervisory Service of the Republic of Korea.

        There are a number of pending or recently enacted legislative and regulatory initiatives in the United States and in Europe that could significantly affect our business. Please see "Risk Factors—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business."

Website and Availability of SEC Filings

        Our website address is www.kkr.com. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the "KKR & Co. L.P." portion of our "Public Investors" page on our website, then click on "SEC Filings". You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.

        From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the "E-mail Alerts" section at under the "KKR & Co. L.P." section of the "Public Investors" heading at www.kkr.com.

ITEM 1A.    RISK FACTORS

        Investing in our securities involves risk. Persons buying our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated and combined financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition, the risks described below are not the only risks we face. Our business, financial condition or results of operations could also be adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. In any such case, the trading price of our securities could decline and you may lose all or part of your original investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

Risks Related to Our Business

Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition.

        Our business is materially affected by conditions in the financial markets and economic conditions or events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financing institutions, and had a material adverse effect on our businesses. While the adverse effects of that period have abated to a degree, global financial markets have experienced significant volatility following the downgrade by Standard & Poor's on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. In addition, the recent concern regarding the inability of Greece and certain other European countries to pay their national debt, the response by Eurozone policy makers to mitigate this sovereign debt crisis and the concerns regarding the stability of the Eurozone currency have created uncertainty in the credit markets. As a result, there has been a strain on banks and other financial services participants, which could adversely affect our ability to obtain credit on favorable terms or at all. In addition, there continue to be signs of economic weakness such as relatively high levels of unemployment and governmental deficits in major markets including the United States and Europe. Further, financial institutions have generally not yet provided debt financing in amounts and on terms commensurate with what they provided prior to 2008.

        Such market and economic conditions are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of our investments. In addition, we may not be able to or may choose not to manage our exposure to these conditions and/or events. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the most recent downturn, the investments in our contributed private equity funds were marked down to 67% of original cost. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in net income relating to changes in market and economic conditions.

        Our funds may be affected by reduced opportunities to exit and realize value from their investments as lack of financing makes it more difficult for potential buyers to raise sufficient capital to purchase assets in our funds' portfolios, by lower than expected returns on investments, which could cause us to realize diminished or no carried interest, and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds because we can generally only raise capital for a successor fund following the substantial deployment of capital from the existing fund. In the event of poor performance by existing funds or during periods of unfavorable fundraising conditions, as have prevailed in recent years, pressures by investors for lower fees, different fee sharing arrangements for transaction or other fees, and other concessions (for example, the inclusion of performance hurdles that would require us to generate a specified return on investment prior to our right to receive carried interest) would likely continue and could increase. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed. In the circumstances described above, successor funds raised by us are also likely in many instances to be smaller than our comparable predecessor funds. Investors may also seek to redeploy capital away from certain of our fixed income or other non-private equity investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes. Any of these developments could adversely affect our future revenues, net income, cash flow, financial condition or ability to retain our employees. See "—Our inability to raise additional or successor funds could have a material adverse impact on our business" and "—Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues."

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

Changes in the debt financing markets may negatively impact the ability of our investment funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.

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

        We expect that our primary liquidity needs will consist of cash required to:

  •
  continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and, any net capital requirements of our capital markets companies and co-investments alongside our funds;

  •
  service debt obligations, as well as any contingent liabilities that may give rise to future cash payments;

  •
  fund cash operating expenses;

  •
  pay amounts that may become due under our tax receivable agreement with KKR Holdings;

  •
  make cash distributions in accordance with our distribution policy;

  •
  underwrite commitments within our capital markets business; and

  •
  acquire additional principal assets.

        These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2011, we have approximately $665.2 million of remaining unfunded capital commitments to our investment funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. In addition, as of December 31, 2011, we had $500.0 million of borrowings outstanding under our credit facilities and debt securities and $989.4 million of cash and short-term investments. While we have long-term committed financings with substantial facility limits, the terms of those facilities will expire in 2013 and 2016 and the Senior Notes become due in 2020 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity"), and any borrowings thereunder will require refinancing or renewal, which could result in higher borrowing costs, or issuing equity. Depending on credit market conditions, we may not be able to renew all or part of these credit facilities or find alternate sources of financing on commercially reasonable terms or raise equity. In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may also put pressure on our liquidity. The holding company for our capital markets business has entered into a credit agreement that provides for revolving borrowings of up to $500 million, which can be used in connection with our capital markets business, including placing and underwriting securities offerings. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we may be required to borrow under our credit agreement for our capital markets business to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Regulatory capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions or to allocate our capital more efficiently across our businesses. In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reason, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms.

The "clawback" or "net loss sharing" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and investors.

        The partnership documents governing our private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. Under a "clawback" provision, upon the liquidation of a fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled after taking into account performance hurdles, if any. Excluding carried interest received by the general partners of our 1996 Fund (which was not contributed to us in the Transactions), as of December 31, 2011, the amount of carried interest we have received that is subject to this clawback obligation was $82.7 million, assuming that all applicable private equity funds were liquidated at their December 31, 2011 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $800.9 million. Under a "net loss sharing provision," upon the liquidation of a fund, the general partner is required to contribute capital to the fund, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of December 31, 2011, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the contingent repayment obligation in connection with the net loss sharing provision as of December 31, 2011 would have been approximately $1,006.6 million.

        Prior to the Transactions, certain of our principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the Transactions require that our principals remain responsible for clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. Carry distributions arising subsequent to the Transactions may give rise to clawback obligations that may be allocated generally to carry pool participants and the Combined Business in accordance with the terms of the instruments governing the KKR Group Partnerships. Unlike the "clawback" provisions, the Combined Business will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to, clawback or net loss sharing in favor of third party investors in an individual investment partnership by entities that are part of the Combined Business may limit distributions of carried interest more generally.

Our earnings and cash flow are highly variable due to the nature of our business and we do not intend to provide earnings guidance, each of which may cause the value of interests in our business to be volatile.

        Our earnings are highly variable from quarter to quarter due to the volatility of investment returns of most of our funds and other investment vehicles and our principal assets and the fees earned from our businesses. We recognize earnings on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds and for certain of our recent funds, when a performance hurdle is achieved. A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect our net income. Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. Fees for the years ended December 31, 2009, 2010 and 2011 were $331.3 million, $435.4 million and $723.6 million, respectively. We may create new funds or investment products or vary the terms of our funds or investment products, which may alter the composition or mix of our income from time to time. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Net income (loss) attributable to KKR & Co. L.P. for the years ended December 31, 2009, 2010 and 2011 was $849.7 million, $333.2 million, and $1.9 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.

        The timing and receipt of carried interest from our investment funds are unpredictable and will contribute to the volatility of our cash flows. Carried interest is generally distributed to the general partner of a vehicle with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns on realized investments since its inception, in excess of a performance hurdle, where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to investors in an amount sufficient to reduce remaining cost to the investments' fair value. Carried interest payments from investments depend on our funds' performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering or other exit. To the extent an investment is not profitable, no carried interest shall be received from our funds with respect to that investment and, to the extent such investment remains unprofitable, we will only be entitled to a management fee on that investment. Furthermore, certain vehicles and separately managed accounts may not provide for the payment of carry at all. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. We cannot predict when, or if, any realization of investments will occur. In addition, if finance providers, such as commercial and investment banks, make it difficult for potential purchasers to secure financing to purchase companies in our investment funds' portfolio, it may decrease potential realization events and the potential to earn carried interest. A downturn in the equity markets would also make it more difficult to exit investments by selling equity securities. If we were to have a realization event in a particular quarter, the event may have a significant impact on our cash flows during the quarter that may not be replicated in subsequent quarters. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our investment income, which could further increase the volatility of our quarterly results.

A decline in the pace or size of investment by our funds or an increase in the amount of transaction fees we share with our investors would result in our receiving less revenue from transaction fees.

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

Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business.

        Our current private equity funds and certain other funds and investment vehicles have a finite life and a finite amount of commitments from investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning management fees (although our funds and investment vehicles generally continue to earn management fees at a reduced fee rate after the expiration of their investment periods). Even if we are successful in raising successor funds, to the extent we are unable to raise successor funds of a comparable size to our predecessor funds, our revenues may decrease as the investment period of our predecessor funds expire and associated fees decrease. For example, the size of our most recent private equity fund focused primarily on North America is expected to be smaller than its predecessor fund. Furthermore, in order to raise capital for new strategies and products without drawing capital away from our existing products, we will need to seek new sources of capital. Institutional investors that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining targeted asset allocations, may materially decrease or temporarily suspend making new fund investments. Such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity funds, resulting in a smaller overall pool of available capital in our industry. In addition, the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Coupled with a lack of distributions from their existing investment portfolios, many of these investors may have been left with disproportionately outsized remaining commitments to, and invested capital in, a number of investment funds, which significantly limited their ability to make new commitments to third-party managed investment funds such as those advised by us. Investors may also seek to redeploy capital away from certain of our fixed income vehicles, hedge fund or other investment vehicles, which permit redemptions on relatively short notice in order to meet liquidity needs or invest in other asset classes. We believe that our ability to avoid excessive redemption levels primarily depends on our funds' continued satisfactory performance, although redemptions may also be driven by other factors important to our investors, including their need for liquidity and compliance with investment mandates, even if our performance is superior. Any such redemptions would decrease our AUM and revenues. In addition, the "Volcker Rule" passed in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act is expected to severely limit or prohibit investments in private equity funds by U.S. banks (and in some cases non-U.S. banks) and could limit such investments by regulated insurance companies. Financial institutions have historically represented an important class of investors to us, including approximately 13% of our AUM as of December 31, 2011, and it is possible that other institutions will not be available to replace this traditional source of capital for our private equity funds. To the extent we are unable to raise additional or successor funds (or to raise successor funds of the same size as our predecessor funds), our AUM and revenues will likely decrease as the investment period of our predecessor funds expire and associated fees decrease.

Our investors in future funds, including separately managed accounts, may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.

        In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. For example such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, include a performance hurdle that requires us to generate a specified return on investment prior to our right to receive carried interest or add expenses and obligations for us in managing the fund or increase our potential liabilities. Our newest private equity fund focused on North America includes a performance hurdle that requires us to generate a 7% return on investment prior to receiving our share of fund gains. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more such requests to modify the terms in our new funds. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability.

        Certain institutional investors have also publicly criticized certain fund fee and expense structures, including management fees and transaction and advisory fees. We have received and expect to continue to receive requests from a variety of investors and groups representing investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In September of 2009, the Institutional Limited Partners Association, or "ILPA," published a set of Private Equity Principles, or the "Principles," which were revised in January 2011. The Principles were developed in order to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced "alignment of interests" between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and carried interest structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA.

        In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. We also have entered into strategic partnerships with individual investors whereby we manage that investor's capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as efficient as the traditional investment fund structure, and the impact such a trend could have on the cost of our operations or profitability, if widely implemented, is unclear. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients.

        Any agreement to terms less favorable to us could adversely affect our revenues and profitability.

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

  •
  investors may materially decrease their allocations in new funds in light of their experiences following an economic downturn or seek to consolidate their relationships with investment firms;

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

  •
  some of our competitors may be subject to less regulation or less regulatory scrutiny and accordingly may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less expense to comply with such regulations than we do;

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

        We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment. Alternatively, we may experience decreased investment returns and increased risks of loss if we match investment prices, structures and terms offered by competitors. Moreover, if we are forced to compete with other investment firms on the basis of price, we may not be able to maintain our current fund fee, carried interest or other terms. There is a risk that fees and carried interest in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

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

        Over the past several years, a number of legislative and administrative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. In May 2010 the U.S. House of Representatives passed legislation, or the "May 2010 House bill", that would have, in general, treated income and gains, including gain on sale, attributable to an interest in an investment services partnership interest, or "ISPI", as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Your interest in us, our interest in KKR Fund Holdings L.P. and the interests that KKR Fund Holdings L.P. holds in entities that are entitled to receive carried interest may have been classified as ISPIs for purposes of this legislation. The U.S. Senate considered but did not pass similar legislation. On February 14, 2012, Representative Levin introduced similar legislation, or the "2012 Levin bill", that would tax carried interest at ordinary income tax rates (which would be higher than the proposed blended rate under the May 2010 House bill). It is unclear when or whether the U.S. Congress will pass such legislation or what provisions will be included in any legislation, if enacted.

        Both the May 2010 House bill and the 2012 Levin bill provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation. KKR's principals and other professionals could face additional adverse tax consequences under the legislation, which might thereby adversely affect KKR's ability to offer attractive incentive opportunities for key personnel.

        On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would tax income and gain, now treated as capital gains, including gain on disposition of interests, attributable to an ISPI at rates higher than the capital gains rate applicable to such income under current law, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation follows several prior statements by the Obama administration in support of changing the taxation of carried interest. Furthermore, in the proposed American Jobs Act, the Obama administration proposed that current law regarding the treatment of carried interest be changed for taxable years ending after December 31, 2012 to subject such income to ordinary income tax. In its published revenue proposal for 2013, the Obama administration proposed that the current law regarding treatment of carried interest be changed to subject such income to ordinary income tax. The Obama administration's published revenue proposals for 2010, 2011 and 2012 contained similar proposals.

        States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York has periodically considered legislation under which you could be subject to New York state income tax on income in respect of our common units as a result of certain activities of our affiliates in New York, although it is unclear when or whether such legislation will be enacted.

Additional proposed changes in the U.S. taxation of businesses could adversely affect us.

        On February 22, 2012, the Obama administration announced its framework of key elements to change the U.S. federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation could provide, when it would be proposed or what its prospects for enactment could be. Several parts of the framework if enacted could adversely affect us. First, the framework could reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also limit our ability to finance new transactions and increase the effective cost of financing by companies in which we invest, which could reduce the value of our carried interest in respect of such companies. The framework could also reduce the top marginal tax rate on corporations from 35% to 28%. The framework also suggests that some entities currently treated as partnerships for tax purposes could be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to investors or for other uses by us. The framework reiterates the President's support for treatment of carried interest as ordinary income, as provided in the President's revenue proposal for 2013 described above. However, whether the President's framework will actually be enacted by the government is unknown, and the ultimate consequences of tax reform legislation, if any, are also presently not known.

We depend on our founders and other key personnel, the loss of whose services could have a material adverse effect on our business, results and financial condition.

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

        Our most important asset is our people, and our continued success is highly dependent upon the efforts of our principals and other professionals, and to a substantial degree on our ability to retain and motivate our principals and other key personnel and to strategically recruit, retain and motivate new talented personnel, including new principals. However, we may not be successful in these efforts as the market for qualified investment professionals is extremely competitive. Our ability to recruit, retain and motivate our professionals is dependent on our ability to offer highly attractive incentive opportunities. If legislation, such as the legislation proposed in April 2009 (and reproposed in 2010 and 2012) were to be enacted, income and gains recognized with respect to carried interest would be treated for U.S. federal income tax purposes as ordinary income rather than as capital gain. Such legislation would materially increase the amount of taxes that we, our principals and other professionals would be required to pay, thereby adversely affecting our ability to offer such attractive incentive opportunities. See "—Risks Related to U.S. Taxation". In addition, there are pending laws and regulations that seek to regulate the compensation of certain of our employees. See "—Extensive Regulation of our business affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business." The loss of even a small number of our investment professionals could jeopardize the performance of our funds and other investment products, which would have a material adverse effect on our results of operations. Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability.

        Our principals generally hold interests in our business through KKR Holdings. These individuals currently receive financial benefits from our business in the form of distributions and amounts funded by KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. While all of our employees and our principals receive base salaries from us, profit-based cash amounts for certain individuals currently are borne by KKR Holdings from cash reserves based upon distributions on a portion of KKR Group Partnership Units held by KKR Holdings. There can be no assurance that KKR Holdings will have sufficient cash available to continue to make profit-based cash payments and we expect to pay a portion, or eventually all, of these cash bonus payments as KKR Holdings becomes unable to reserve cash for bonus compensation as our principals who hold equity interests through KKR Holdings become entitled to the cash distributions on the KKR Group Partnership Units held by KKR Holdings. Moreover, in connection with the Transactions in October 2009, we made large grants of KKR Holdings units that vest in installments over a five year period commencing October 1, 2009. Our principals may also receive additional equity interests in our business through equity awards granted by KKR Holdings, which does not cause any dilution. However, we have granted and will grant some or all of the types of equity awards historically granted by KKR Holdings from our Equity Incentive Plan, particularly as the KKR Holdings units granted in October 2009 vest, which will cause dilution. In addition, we may be unwilling to grant our employees additional significant equity awards in our business, and the value of the grants and distributions they receive in respect of their existing awards may be lower than anticipated. This may limit our ability to attract, retain and motivate talented personnel. In order to recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them, which may cause a higher percentage of our revenue to be paid out in the form of compensation, which would have an adverse impact on our profit margins.

        In addition, there is no guarantee that the confidentiality and restrictive covenant agreements to which our principals are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. These agreements will expire after a certain period of time, at which point each of our principals would be free to compete against us and solicit investors in our funds, clients and employees. Depending on which entity is a party to these agreements and/or the laws applicable to them, we may not be able to enforce them or become subject to lawsuits or other claims, and these agreements might be waived, modified or amended at any time without our consent. See "Certain Relationships and Related Transactions, and Director Independence—Confidentiality and Restrictive Covenant Agreements."

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

        We rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, may be subject to security risks, and the cost of maintaining such systems may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on our business. Furthermore, we depend on our principal offices in New York City, where most of our administrative personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our principal offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our investors' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our investors', our counterparties' or third parties' operations, which could result in significant losses, increased costs or reputational damage. Finally, we rely on third party service providers for certain aspects of our business, including for certain information systems, technology, administration, tax and compliance matters. Any interruption or deterioration in the performance of these third parties could impair the quality of our and our funds' operations and could impact our reputation and adversely affect our businesses and limit our ability to grow.

The time and attention that our principals and other employees devote to entities that were not contributed to the KKR Group Partnerships as part of the Transactions will not financially benefit the KKR Group Partnerships and may reduce the time and attention these individuals devote to the KKR Group Partnerships' business.

        We may continue to provide funds that were not contributed to the KKR Group Partnerships, including the 1996 Fund, with management and other services until their liquidation. While we will not receive meaningful fees for providing these services, our principals and other employees will be required to devote a portion of their time and attention to the management of those entities. The devotion of the time and attention of our principals and employees to those activities will not financially benefit the KKR Group Partnerships and may reduce the time and attention they devote to the KKR Group Partnerships' business.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

        We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies, including investment opportunities in new asset classes, developing new types of investment structures and products (such as managed accounts and structured products), and expanding into new geographic markets and businesses. We have in recent years opened offices in Asia and the Middle East, and also developed a capital markets business in the United States, Europe, the Middle East and Asia-Pacific, which we intend to grow and diversify. We have also launched a number of new investment initiatives in areas such as real estate, oil and gas, infrastructure and hedge funds. We may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

  •
  the required investment of capital and other resources;

  •
  the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk or liability or have not appropriated planned for such activities;

  •
  the possibility of diversion of management's attention from our core business;

  •
  the possibility of disruption of our ongoing business;

  •
  combining, integrating or developing operational and management systems and controls;

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

We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.

        Our growth strategy is based, in part, on the expansion of our platform through selective investment in, and development or acquisition of, businesses and investment strategies complementary to our business. The expansion into new products and geographies has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance. This growth strategy involves a number of risks, including the risk that the expected synergies from a newly developed product or strategic alliance will not be realized, that the expected results will not be achieved, that new strategies are not appropriately planned for or integrated into the firm, that the new strategies may conflict, detract from or compete against our existing businesses, that the investment process, controls and procedures that we have developed around our existing platform will prove insufficient or inadequate or that our information systems and technology, including related security systems, may prove to be inadequate. We may also incur significant charges in connection with such investments, which ultimately may result in significant losses and costs. Such losses could adversely impact our business, results of operations and financial condition, as well as do harm to our professional reputation.

If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our principal assets, our liquidity, business, results of operations and financial condition could be adversely affected.

        Our principal assets provide us with a significant source of capital to grow and expand our business, increase our participation in our transactions and underwrite commitments in our capital markets business. Our principal assets have provided a source of capital to underwrite loans, securities or other financial instruments, which we generally expect to syndicate to third parties. To the extent that we are unable to do so, we may be required to sell such investments at a significant loss or hold them indefinitely. Furthermore, if we are required retain investments on our balance sheet for an extended period of time, the ability of our capital markets business to complete transactions would impaired and the results of our business would suffer. In addition, as our principal assets have been a significant source of financing for new strategies, to the extent that such strategies are not successful or our principal assets cease to provide adequate liquidity, we would be limited in our ability to seed new businesses or support our existing business as effectively as contemplated.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could adversely affect our business.

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

        As a result of market disruptions in the past years as well as highly publicized financial scandals, regulators and investors exhibited concerns over the integrity of the U.S. and global financial markets. In response, regulators in the United States and elsewhere launched a program of regulatory reform that has broad implications for us and for our funds, as well as for many of the markets in which we and they operate. In addition, recently the private equity industry has come under increased political, regulatory and news media scrutiny with politicians, governmental officials, and regulators focusing on the taxation of carried interest and the private equity industry's allocation of expenses to the funds and valuation practices. Any changes in the regulatory framework applicable to our business, including the changes and potential changes described below, as well as adverse news media attention, may impose additional expenses or capital requirements on us, limit our fundraising for our investment products, result in limitations in the manner in which our business is conducted, have an adverse impact upon our financial condition, results of operations or prospects, impair executive retention or recruitment and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new regulation or regulatory framework could negatively impact our funds and us in a number of ways, including increasing our costs and the cost for our funds of investing, borrowing or hedging, increasing the funds' or our regulatory costs, imposing additional burdens on the funds' or our staff, and potentially requiring the disclosure of sensitive information. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. New laws or regulations could make compliance more difficult, more expensive or affect the manner in which we conduct business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us. Such investigations and reporting obligations will likely impose additional expenses on us, may require the attention of senior management and increase the complexity of managing our business and may result in fines if we or any of our funds are deemed to have violated any regulations.

        Recently, there have been a number of legislative or regulatory proposals affecting the financial sector in the United States. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that President Obama signed into law on July 21, 2010, creates a significant amount of new regulation. The Dodd-Frank Act:

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

  •
  requires private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act (as described elsewhere in this report, Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiary KKR Asset Management LLC are registered with the SEC as investment advisers under the Investment Advisers Act), to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies;

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

  •
  grants the U.S. government resolution authority to liquidate or take emergency measures with regard to troubled financial institutions that fall outside the existing resolution authority of the Federal Deposit Insurance Corporation, or FDIC; and

  •
  creates a Consumer Financial Protection Bureau within the U.S. Federal Reserve.

        Many of these provisions are subject to further rule making and to the discretion of regulatory bodies, such as the FSOC. For example, the following rulemaking has been enacted and the following notices of proposed rulemakings have recently been announced that may apply to us or our subsidiaries:

  •
  On October 11, 2011, the FSOC issued a proposed rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The regulation details a three-stage process, with the level of scrutiny increasing at each stage. During the first stage, the FSOC will apply a broad set of uniform quantitative metrics to identify financial companies that warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets of 10%. A company that meets both the asset test and one of the other thresholds will be subject to additional review. Although we believe we should not currently be designated as systemically important under the criteria outlined above, the designation criteria as well as our business are likely to evolve over time. Additional uncertainty is created because the FSOC retains authority to designate any nonbank financial company, even if it does not meet the proposed criteria, and the proposed rule states that the FSOC will consider whether to establish "an additional set of metrics or thresholds tailored to evaluate hedge funds and private equity firms and their advisers." The proposed rule notes that less regulatory data is generally available for hedge funds and private equity firms, but indicates that, in developing any such additional metrics or thresholds, it intends to review financial disclosures that private fund advisers will be required to file with the SEC and CFTC beginning in 2012, as further described below. If the FSOC were to determine that we were a systemically important nonbank financial company, we would be subject to a heightened degree of regulation, which could include a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve Bank. There can be no assurance that nonbank financial firms such as us will not become subject to the aforementioned restrictions or other requirements for financial firms deemed to be systemically significant to the financial health of the U.S. economy.

  •
  The Dodd-Frank Act, under what has become known as the "Volcker Rule," generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule will become effective on July 21, 2012 and is subject to certain transition periods and exceptions for certain permitted activities that would enable certain institutions subject to the Volcker Rule to continue investing in private equity funds under certain conditions. Although there is uncertainty regarding the implementation of the Volcker Rule and its practical implications, there could be adverse implications for our ability to raise funds from the types of entities mentioned above as a result of this prohibition. On October 11, 2011, the Federal Reserve and other federal regulatory agencies issued a proposed rule implementing the Volcker Rule.

  •
  On October 26, 2011, the SEC adopted a new rule requiring certain advisers to private funds to periodically file reports on a new Form PF. Large private fund advisers including advisers with at least $1.5 billion in assets under management attributable to hedge funds and advisers with at least $2 billion in assets under management attributable to private equity funds would be subject to more detailed and in certain cases more frequent reporting requirements. The information will be used by the FSOC in monitoring risks to the U.S. financial system.

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

  •
  On March 2, 2011, the SEC proposed a rule as part of a joint rule-making effort with federal banking regulators designed to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would cover financial institutions with total consolidated assets of at least $1 billion, including investment advisers and broker-dealers, and provide heightened requirements for financial institutions with total consolidated assets of at least $50 billion. The application of this rule to us could require us to substantially revise our compensation strategy and affect our ability to recruit and retain qualified employees.

  •
  The Dodd-Frank Act amends the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower.

        As mandated by the Dodd-Frank Act, the Commodity Futures Trading Commission, or CFTC, has proposed or adopted a series of rules to establish a comprehensive new regulatory framework for swaps and security-based swaps. For example in November 2011, the CFTC finalized rules instituting position limits on certain commodity futures contracts, as well as any futures and swaps that are economically equivalent. Absent an applicable exemption, the regulations would require aggregation of positions in accounts in which any person, directly or indirectly, holds an ownership or equity interest of 10% or more, as well as accounts over which that person controls trading. To the extent that we do not qualify for an exemption, we may be required to aggregate the positions of our various investment funds and the positions of our portfolio companies. Although the scope of the new regulatory framework is unclear, these and other new rules may require us and our portfolio companies to limit our trading activities, and in addition, our funds may have difficulty completing otherwise profitable acquisitions in particular industries or may generate profits that are lower than would otherwise be the case.

        The Dodd-Frank Act imposes other regulatory requirements on the trading of swaps, including requirements that most swaps be executed on an exchange or "swap execution facility" and cleared through a clearing house, and that entities acting as dealers or "major swap participants" register in the appropriate category and comply with capital, margin, record-keeping and reporting and business conduct rules. The imposition of these requirements could increase the cost of trading in the derivative markets, which could in turn make it more expensive and difficult for our funds to enter into swaps and other derivatives in the normal course of their business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.

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

        On January 1, 2011, an amendment to the Capital Requirements Directive (CRD III) entered into force. Among other things, CRD III requires EU member states to introduce stricter controls on remuneration for key employees and risk takers within specified credit institutions and investment firms. The Committee of European Banking Supervisors, or CEBS, published guidelines on the implementation of CRD III in December 2010. Also in December 2010, the UK Financial Services Authority, or FSA, amended its Remuneration Code to reflect CRD III. One of our subsidiaries established in the UK is subject to CRD III. CRD III required changes in our compensation structures for key personnel of this subsidiary, thereby potentially affecting its ability to recruit and retain these personnel.

        In 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, finalized a comprehensive set of capital and liquidity standards, commonly referred to as "Basel III," for internationally active banking organizations. These new standards, which are expected to be fully phased in by 2019, are expected to require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. Implementation of Basel III will require implementing regulations and guidelines by member states including changes to the existing Capital Requirements Directive, known as CRD IV, and U.S. federal banking regulators, which have expressed support for Basel III, and are expected to issue proposed regulations in 2012. Compliance with the Basel III standards may result in significant costs to banks, which in turn may result in higher borrowing costs for the private sector and reduced access to certain types of credit. Basel III may increase the cost of borrowing by our funds and portfolio companies, which may result in fewer investments being acquired or disposed, lower returns, a decrease in valuations of our investments, or an inability to refinance debt on economic terms. See "—Changes in the debt financing markets may negatively impact the ability of our private equity funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower yielding investments and potentially decrease our net income."

        In October 2011, the Financial Stability Board, or FSB, issued a report that recommended strengthening oversight and regulation of the so-called shadow banking system in the European Union, broadly described as credit intermediation involving entities and activities outside the regular banking system. The report outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. While at this stage it is difficult to predict the scope of any new regulations, if such regulations were to extend the regulatory and supervisory requirements, such as capital and liquidity standards, currently applicable to banks, to our funds considered to be engaged in "shadow banking", the regulatory and operating costs of our affected businesses would increase and may become prohibitive.

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

        Other requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect holders of interests in our business. Consequently, these regulations often serve to limit our activities. In addition, the regulatory environment in which our funds or their investors operate may affect our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state or other local laws may limit investment activities of state pension plans or insurance companies. We may also be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other governmental regulatory authorities including foreign regulatory authorities or self-regulatory organizations that supervise the financial markets.

        We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act, or FCPA, as well as trade sanctions administered by the Office of Foreign Assets Control, or OFAC, and the U.S. Department of Commerce. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC and the U.S. Department of Commerce administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing investors, finding new investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments. Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering or sanction laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC and the U.S. Department of Commerce, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery committed by companies in which we or our funds invest or which we or our funds acquire.

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

        Certain laws to which we are subject, such as certain environmental laws, takeover laws, anti-bribery and anti-corruption laws and antitrust laws, may impose requirements on us and our portfolio companies as an affiliated group and, in some cases, impose concepts such as joint and several liability or notification obligations on affiliates. For example, the United Kingdom introduced a CRC Energy Efficiency Scheme which requires, under certain circumstances, that funds, general partners and portfolio companies participate in the scheme as a single organization and aggregate the energy supplies made to each of them. In addition, the scheme imposes joint and several liability for compliance on the entities within the organization. Similarly, our portfolio companies may be subject to contractual obligations which may impose obligations or restrictions on their affiliates. The interpretation of such contractual provisions will depend on local laws. Given that we do not control all of our portfolio companies and that our portfolio companies generally operate independently of each other, there is a risk that we could contravene one or more of such laws, regulations and contractual arrangements due to limited access and opportunities to monitor compliance. In addition, compliance with these laws or contracts could require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs.

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

        The investment decisions we make in our investment management business and the activities of our investment professionals on behalf of our portfolio companies may subject them and us to the risk of third-party litigation arising from investor dissatisfaction with the performance of our funds, the activities of our portfolio companies and a variety of other litigation claims. See the section entitled "Litigation" appearing in Note 13 "Commitments and Contingencies" of our financial statements included elsewhere in this report. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as the risk of shareholder litigation by other shareholders of public companies or holders of debt instruments of companies in which our funds have significant investments. We are also exposed to risks of litigation or investigation in the event of any transactions that presented conflicts of interest that were not properly addressed.

        To the extent investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our principals or our affiliates under federal securities law and state law. Investors in our funds do not have legal remedies against us, the general partners of our funds, our funds, our principals or our affiliates solely based on their dissatisfaction with the investment performance of those funds. While the general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

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

We are subject to risks in using prime brokers, custodians, administrators and other agents.

        Certain of our investment funds and our Capital Markets and Principal Activities business depend on the services of prime brokers, custodians, administrators and other agents to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, our funds may not be able to recover equivalent assets in full as they will rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, our and our funds' cash held with a prime broker or custodian may not be segregated from the prime broker's or custodian's own cash, and our funds therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the prime broker or custodian could have a material impact on the performance of our funds and our business, financial condition and results of operations.

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

Valuation methodologies for certain assets in our funds can be subjective and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

        There are no readily ascertainable market prices for a substantial majority of illiquid investments of our investment funds and our finance vehicles. When determining fair values of investments, we use the last reported market price as of the statement of financial condition date for investments that have readily observable market prices. When an investment does not have a readily available market price, the fair value of the investment represents the value, as determined by us in good faith, at which the investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. There is no single standard for determining fair value in good faith and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. When making fair value determinations, we typically use a market multiples approach that considers a specified financial measure (such as EBITDA) and/or a discounted cash flow analysis. We also consider a range of additional factors that we deem relevant, including the applicability of a control premium or illiquidity discount, the presence of significant unconsolidated assets and liabilities, any favorable or unfavorable tax attributes, the method of likely exit, financial projections, estimates of assumed growth rates, terminal values, discount rates including risk free rates, capital structure, risk premiums and other factors, and determining these factors may involve a significant degree of our management's judgment and the judgment of management of our portfolio companies. Changes in these factors can have a significant effect on the results of the valuation methodologies used to value our portfolio, and our reported fair values for these assets could vary materially if the inputs and other assumptions used from prior quarters were to change significantly. For example, if applicable interest rates rise, then the assumed cost of capital for these assets would be expected to increase under a discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates would be expected to positively impact valuations of these assets if not offset by other factors.

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

        Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of investments reflected in an investment fund's or finance vehicle's net asset value, or NAV, do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund or finance vehicle when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund NAVs would result in losses for the applicable fund and the loss of potential carried interest and other fees. Also, if realizations of our investments produce values materially different than the carrying values reflected in prior fund NAVs, investors may lose confidence in us, which could in turn result in difficulty in raising capital for future funds.

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

        Because many of our funds' investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, our fixed income funds use varying degrees of leverage when making investments. Similarly, in many private equity investments, indebtedness may constitute up to 70% or more of a portfolio company's total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company's indebtedness may also increase in recapitalization transactions subsequent to the company's acquisition. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our funds and our portfolio companies. Also, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness such as we experienced during 2009 would make it more expensive to finance those investments. In addition, increases in interest rates could decrease the value of fixed-rate debt investments that our finance vehicles or our funds make. Increases in interest rates could also make it more difficult to locate and consummate private equity and other investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Capital markets are volatile, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.

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

        When our funds' existing portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If the financing for such purposes were to be unavailable or uneconomic when significant amounts of the debt incurred to finance our funds' existing portfolio investments start to come due, these investments could be materially and adversely affected.

        The majority-owned subsidiaries of KFN, the publicly traded specialty finance company managed by us, regularly use and have used significant leverage to finance their assets. An inability by such subsidiaries to continue to raise or utilize leverage, to refinance or extend the maturities of their outstanding indebtedness or to maintain adequate levels of collateral under the terms of their collateralized loan obligations could limit their ability to grow their business, reinvest principal cash, distribute cash to KFN or fully execute their business strategy, and KFN's results of operations may be adversely affected. If KFN is unable to maintain its operating results and access to capital resources, KFN could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations.

        Among the sectors particularly challenged by downturns in the global credit markets, including the downturn experienced from 2008 through 2010, are the CLO and leveraged finance markets. KFN has significant exposure to these markets through its CLO subsidiaries, each of which is a special purpose company that issued to KFN and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, KFN's CLO holdings are deeply subordinated, representing the CLO subsidiary's substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to KFN in right of payment. KFN's CLO subsidiaries have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re-occur, subsist or become more acute in the future. Because KFN's CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. In July 2009, KFN surrendered for cancellation approximately $298.4 million in aggregate of notes issued to it by certain of its CLOs. The surrendered notes were cancelled and the obligations due under such notes were deemed extinguished.

        Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

The due diligence process that we undertake in connection with our investments may not reveal all facts that may be relevant in connection with an investment.

        Before making our investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment, to identify possible risks associated with that investment and, in the case of private equity investments, to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we typically evaluate a number of important business, financial, tax, accounting, environmental and legal issues in determining whether or not to proceed with an investment. Outside consultants, legal advisors, accountants and investment banks are involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. The due diligence conducted for certain of our Public Markets strategies is limited to publicly available information. Accordingly, we cannot be certain that the due diligence investigation that we will carry out with respect to any investment opportunity will reveal or highlight all relevant facts (including fraud or bribery) that may be necessary or helpful in evaluating such investment opportunity, including the existence of contingent liabilities. We also cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment.

Our investment management activities involve investments in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the capital invested.

        Many of our funds hold investments in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our funds to dispose of investments is heavily dependent on the capital markets and in particular the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is made. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing our investment returns to risks of downward movement in market prices during the intended disposition period. Accordingly, under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. We have made and expect to continue to make significant capital investments in our current and future funds. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.

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

  •
  certain of our investment funds may invest in securities of companies that are experiencing significant financial or business difficulties, which are subject to greater legal and regulatory complexities and may be subject to a greater risk of poor performance or loss; and

  •
  executive officers, directors and employees of an equity sponsor may be named as defendants in litigation involving a company in which an investment is made or is being made, and we or our funds may indemnify such executive officers, directors or employees for liability relating to such litigation.

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

        In addition, investments in real assets may cause adverse tax consequences for certain non-U.S. unitholders regarding income effectively connected with the conduct of a U.S. trade or business and the imposition of certain tax withholding. Please see "—Risks Related to U.S. Taxation—Non-U.S. persons face unique U.S. tax issues from owning our common units that may result in adverse tax consequences to them". Moreover, investments in real assets may also require all our unitholders to file tax returns and pay taxes in various state and local jurisdictions in the U.S. and abroad where our funds and investments own these real assets. Please see "Risks Related to U.S. Taxation—Holders of our common units may be subject to state, local and foreign taxes and return filing requirements as a result of owning such common units".

We often pursue investment opportunities that involve business, regulatory, legal or other complexities.

        As an element of our investment style, we often pursue complex investment opportunities. This can often take the form of substantial business, regulatory or legal complexity that would deter other investment managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny, the application of complex tax laws or a greater risk of contingent liabilities. We may cause our funds to acquire an investment that is subject to contingent liabilities, which could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for our funds. In addition, in connection with the disposition of an investment in a portfolio company, a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. A fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by a fund, even after the disposition of an investment. Any of these risks could harm the performance of our funds.

Our private equity investments are typically among the largest in the industry, which involves certain complexities and risks that are not encountered in small- and medium-sized investments.

        Our private equity funds make investments in companies with relatively large capitalizations, which involves certain complexities and risks that are not encountered in small-and medium-sized investments. For example, larger transactions may be more difficult to finance and exiting larger deals may present incremental challenges. In addition, larger transactions may pose greater challenges in implementing changes in the company's management, culture, finances or operations, and may entail greater scrutiny by regulators, interest groups and other third parties. These constituencies may be more active in opposing some larger investments by certain private equity firms.

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

        Our funds and accounts hold investments that include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our funds and accounts through trading activities or through purchases of securities from the issuer. In addition, our funds and accounts may acquire minority equity interests, particularly when sponsoring investments as part of a large investor consortium, and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds or accounts retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of investments by our funds or accounts could decrease and our financial condition, results of operations and cash flow could be adversely affected. In addition, many of our investments in our Public Markets funds, vehicles and accounts are in companies that we do not control.

We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.

        Many of our funds, vehicles and accounts invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2011, approximately 46% of the unrealized value of the investments of those funds and accounts was attributable to foreign investments. Investing in companies that are based in countries outside of the United States and, in particular, in emerging markets such as China, India, Turkey, countries in south and southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:

  •
  the possibility of exchange control regulations, restrictions on repatriation of profit on investments or of capital invested, political and social instability, nationalization or expropriation of assets;

  •
  the imposition of non-U.S. taxes;

  •
  differences in the legal and regulatory environment, for example the recognition of information barriers, or enhanced legal and regulatory compliance;

  •
  greater levels of corruption and potential exposure to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments, their officials and other third parties;

  •
  limitations on borrowings to be used to fund acquisitions or dividends;

  •
  limitations on permissible counterparties in our transactions or consolidation rules that effectively restrict the types of businesses in which we may invest;

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

  •
  fewer investor protections; and

  •
  greater price volatility.

        As a result of the complexity of and lack of clear precedent or authority with respect to the application of various income tax laws to our structures, the application of rules governing how transactions and structures should be reported is also subject to differing interpretations. In particular, certain jurisdictions, including Denmark, France, Germany, and Japan, among others, have either proposed or adopted rules that seek to limit the amount of interest that may be deductible where the lender and the borrower are related parties (or where third party borrowings have been guaranteed by a related party) or may seek to interpret existing rules in a more restrictive manner. In addition, the tax authorities of certain countries, such as Germany, Belgium, France, and Singapore, have sought to disallow tax deductions for transaction and certain other costs at the portfolio company level either on the basis that the entity claiming the deduction does not benefit from the costs incurred or on other grounds. There is also significant risk in Germany that tax losses and interest carry-forwards would lose their value on a change of ownership due to restrictive legislation. These measures will most likely adversely affect portfolio companies in those jurisdictions in which our investment funds and vehicles have investments, and limit the benefits of additional investments in those countries. Our business is also subject to the risk that similar measures might be introduced in other countries in which our investment funds and vehicles currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest.

        In addition, certain countries such as Australia, China, India, Japan and South Korea, where we have made investments, have sought to tax investment gains derived by nonresident investors, including private equity funds, from the disposition of the equity in companies operating in those countries. In some cases this development is the result of new legislation or changes in the interpretation of existing legislation and local authority assertions that investors have a local taxable presence or are holding companies for trading purposes rather than for capital purposes, or are not otherwise entitled to treaty benefits. With respect to India, the Bombay High Court recently held in favor of a taxpayer finding that the sale of a foreign company that indirectly held Indian assets was not subject to Indian tax. However, the Indian legislature has proposed new legislation that if enacted, would permit Indian tax authorities to assess tax on capital gains arising on the direct or indirect sale of Indian assets and may introduce capital gains tax provisions in an upcoming bill, which would render the recent court decision less relevant.

        Further, certain countries, such as Australia, Belgium, China, Denmark, Germany, and South Korea have sought to deny the benefits of income tax treaties or EU Directives with respect to withholding taxes on interest and dividends of nonresident entities, on the basis that the entity benefiting from such treaty or Directive is not the owner of the income, is a mere conduit inserted primarily to access treaty benefits or Directives, or otherwise lacks substance.

        As a result of the complexity of our structures, foreign jurisdictions may seek to tax a material portion of the fee income associated with our management advisory activity. Due to the complexity, sophistication, and global nature of our investment decision making function, foreign jurisdictions may assert that a material amount of fee income was associated with a taxable presence in their jurisdiction and assert that such income is subject to local tax, potentially reducing our profits associated with such income, although this risk may be mitigated by the availability of foreign tax credits.

        Although we expect that most of our funds', vehicles' and accounts' capital commitments will be denominated in U.S. dollars, our investments and capital commitments that are denominated in a foreign currency, such as euro, will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the ability of countries to pay their national debt, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or even available at all. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See "—Risk management activities may adversely affect the return on our investments."

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

        The CFTC has recently proposed or adopted regulations governing swaps and security-based swaps, which may limit our trading activities and our ability to implement effective hedging strategies. See "Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business."

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

Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us.

        We hold interests in some of our portfolio companies through our management of private equity funds in our Private Markets segment, as well as through separate investments in those funds and co-investments in certain portfolio companies of such funds, principally consisting of the assets we acquired from KPE in the Combination Transaction, in our Capital Markets and Principal Activities segment. As of December 31, 2011, we hold significant aggregate investments in each of Dollar General Corporation, HCA Inc., Alliance Boots GmbH, The Nielsen Company B.V., and Samson Resources Corporation, which each represent more than 5% of our Capital Markets and Principal Activities segment investment balance. As a result of our disproportionate investment in these companies, or any other portfolio companies for which similar investments are held in the future, any fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies.

Our funds may make investments and we may engage in other business activities, which could give rise to a conflict of interest.

        As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to investment activities among our various funds and also our own account. For example,

  •
  In pursuing the interest of our fund investors, we may take actions that could reduce our AUM or our profits that we could otherwise realize in the short term.

  •
  We may be required to allocate investment opportunities among investment vehicles that may have overlapping investment objectives, including vehicles that may have different fee structures, and among KKR co-investment vehicles (including vehicles in which KKR employees may investment) and third party co-investors.

  •
  We may, on behalf of our funds or KKR itself, buy, sell, hold or otherwise deal with securities or other investments that may be purchased, sold or held by our other funds or that are otherwise issued by a portfolio company in which our funds invest. Conflicts of interest may arise between a fund, on one hand, and KKR on the other or among our funds including but not limited to those relating to the purchase or sale of investments, the structuring of, or exercise of rights with respect to investment transactions and the advice we provide to our funds.

  •
  We may invest on behalf of our fund or for our own account in a portfolio company of one fund that is a competitor, service provider, supplier, customer, or other counterparty with respect to a portfolio company of another fund.

  •
  A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund or our own account may result in our having to restrict the ability of other funds to take any action.

  •
  Conflicts may arise in allocating time, services or resources among the investment activities of our funds, KKR, other KKR-affiliated entities and the employees of KKR.

  •
  The general partner's entitlement to receive carried interest from many of our funds may create an incentive for that general partner to make riskier and more speculative investments on behalf of fund than would be the case in the absence of such an arrangement. In addition, for our funds that pay carried interest based on accrued rather than realized gains, the amount of carried interest to which the general partner is entitled and the timing of its receipt of carried interest will depend on the valuation by the general partner of the fund's investment.

  •
  From time to time, one of our funds may seek to effect a purchase or sale of an investment with one or more of our other funds in a so-called "cross transaction".

  •
  The investors in our investment vehicles are based in a wide variety of jurisdictions and take a wide variety of forms, and consequently have diverging interests among themselves from a regulatory, tax or legal perspective or with respect to investment policies and target risk/return profiles.

  •
  We or our affiliates, including our capital markets business, may receive fees or other compensation in connection with specific transactions or different clients that may give rise to conflicts. The decision to take on an opportunity in one of our businesses may, as a practical matter, also limit the ability of one or our other businesses to take advantage of other related opportunities.

        In addition, our funds and accounts also invest in a broad range of asset classes throughout the corporate capital structure. These investments include investments in corporate loans and debt securities, preferred equity securities and common equity securities. In certain cases, we may manage separate funds or accounts that invest in different parts of the same company's capital structure. For example, our fixed income funds may invest in different classes of the same company's debt and may make debt investments in a company that is owned by one of our private equity funds. In those cases, the interests of our funds and accounts may not always be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. For example, one of our private equity funds could have an interest in pursuing an acquisition, divestiture or other transaction that, in its judgment, could enhance the value of the private equity investment, even though the proposed transaction would subject one of our fixed income fund's debt investments to additional or increased risks. Finally, our ability to effectively implement a public securities strategy may be limited to the extent that contractual obligations entered into in the ordinary course of our private equity business impose restrictions on our engaging in transactions that we may be interested in otherwise pursuing.

        We may also cause different investment funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. Conflicts may also arise where we make principal investments for our own account or permit employees to invest alongside our investment vehicles or our balance sheet for their own account. In certain cases, we may require that a transaction or investment be approved by an independent valuation expert, be subject to a fairness opinion, be based on arms-length pricing data or be calculated in accordance with a formula provided for in a fund's governing documents prior to the completion of the relevant transaction to address potential conflicts of interest. Such instances include principal transactions where we or our affiliates warehouse an investment in a portfolio company for the benefit of one or more of our funds or accounts pending the contribution of committed capital by the investors in such funds or accounts, follow-on investments by a fund other than a fund which made an initial investment in a company or transactions in which we arrange for one of our funds or accounts to buy a security from, or sell a security to, another one of our funds or accounts.

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

        On August 31, 2011 the SEC published an advance notice of proposed rulemaking regarding Rule 3a-7 and a concept release seeking information on Section 3(c)(5)(C), two provisions with which KFN's subsidiaries must comply under the 40% test described above. Among the issues for which the SEC has requested comment is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC is also seeking information about the nature of entities that invest in mortgages and mortgage-related pools and how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities. Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit KFN's ability, or the ability of any of its subsidiaries, to pursue its current or future operating strategies, which could have a material adverse effect on KFN and on us.

Investments by our long/short equity strategy and any other hedge funds and similar investment vehicles are subject to numerous additional risks.

        Investments by one or more hedge funds and investment vehicles with similar characteristics that we currently advise or may organize in the future are subject to numerous additional risks, including the following:

  •
  Our long/short equity strategy is newly established without any operating history, and we do not have any significant track record as a hedge fund manager.

  •
  Generally, there are few limitations on the execution of a hedge funds' investment strategies, which are subject to the sole discretion of the management company or the general partner of such funds.

  •
  Hedge funds may engage in short selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions.

  •
  Hedge funds and investment vehicles with similar characteristics are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds and investment vehicles with similar characteristics are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the fund's internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses.

  •
  Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This systemic risk may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the hedge funds and investment vehicles with similar characteristics interact on a daily basis.

  •
  The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund's trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position.

  •
  Hedge funds are subject to risks due to potential illiquidity of assets. Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds to liquidate positions rapidly in order to meet margin calls, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. In addition in a declining market or in the event fund investors otherwise demand greater liquidity, the pace of redemptions could accelerate requiring us to sell assets on unfavorable terms.

Risks Related to Our Common Units

The requirements of being a public entity and sustaining growth may strain our resources.

        Our common units commenced trading on the NYSE on July 15, 2010 and we are subject to the reporting requirements of the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements place a certain level of strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight will be required. In addition, sustaining our growth may also continue to require us to commit additional management, operational and financial resources to identify new professionals to join the firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and will continue to incur additional costs for expenses for compliance with the Sarbanes-Oxley Act and rules of the SEC and the NYSE, hiring additional accounting, legal and administrative personnel, and various other costs related to being a public company.

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

        As of February 23, 2012, KKR Holdings owns 451,666,211 KKR Group Partnership Units, and our principals generally have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the holders of our common units, including a merger or consolidation of our business, a sale of all or substantially all of our assets and amendments to our partnership agreement that may be material to holders of our common units. In addition, our limited partnership agreement contains provisions that enable us to take actions that would materially and adversely affect all holders of our common units or a particular class of holders of common units upon the majority vote of all outstanding voting units, and since more than a majority of our voting units are controlled by KKR Holdings, KKR Holdings has the ability to take actions that could materially and adversely affect the holders of our common units either as a whole or as a particular class.

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

  •
  publication of research reports about us or the investment management industry or the failure of securities analysts to cover our common units sufficiently;

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

  •
  adverse publicity about the investment management or private equity industry generally or individual scandals, specifically; and

  •
  general market and economic conditions.

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

        The market price of our common units could decline as a result of sales of a large number of common units in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. As of February 23, 2012, we have 231,698,206 common units outstanding, which amount excludes common units beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and common units available for future issuance under the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our Equity Incentive Plan.

        As of February 23, 2012, KKR Holdings owns 451,666,211 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Except for interests held by our founders and certain interests held by other principals that were vested upon grant, interests in KKR Holdings that are held by our principals are subject to time based vesting or performance based vesting and, following such vesting, additional restrictions in certain cases on exchanges for a period of one or two years. During 2011, 35,806,722 previously unvested units in KKR Holdings vested. The market price of our common units could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for our common units. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common units to sell our common units in the future at a time and at a price that they deem appropriate.

        In addition, we will continue to issue additional common units pursuant to our Equity Incentive Plan. The total number of common units which may be issued under our Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding as of the beginning of the year. The amount may be increased each year to the extent that we issue additional equity. In addition, our limited partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our Managing Partner in its sole discretion without the approval of our unitholders, including awards representing our common units under the Equity Incentive Plan. See "Executive Compensation". In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partner interests that have designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to our common units.

Risks Related to Our Organizational Structure

Potential conflicts of interest may arise among our Managing Partner, our affiliates and us. Our Managing Partner and our affiliates have limited fiduciary duties to us and the holders of KKR Group Partnership Units, which may permit them to favor their own interests to our detriment and that of the holders of KKR Group Partnership Units.

        Our Managing Partner, which is our general partner, will manage the business and affairs of our business, and will be governed by a board of directors that is co-chaired by our founders, who also serve as our Co-Chief Executive Officers. Conflicts of interest may arise among our Managing Partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our Managing Partner may favor its own interests and the interests of its affiliates over us and our unitholders. These conflicts include, among others, the following:

  •
  Our Managing Partner indirectly through its holding of controlling entities determines the amount and timing of the KKR Group Partnership's investments and dispositions, indebtedness, issuances of additional partner interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of KKR Group Partnership Units;

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

  •
  Because our principals indirectly hold their KKR Group Partnership Units through entities that are not subject to corporate income taxation and we hold some of the KKR Group Partnership Units through one or more wholly-owned subsidiaries that are taxable as a corporation, conflicts may arise between our principals and us relating to the selection and structuring of investments, declaring distributions and other matters;

  •
  Our Managing Partner, including its directors and officers, has limited its and their liability and reduced or eliminated its and their duties, including fiduciary duties, under our partnership agreement to the fullest extent permitted by law, while also restricting the remedies available to holders of common units for actions that, without these limitations, might constitute breaches of duty, including fiduciary duties. In addition, we have agreed to indemnify our Managing Partner, including its directors and officers, and our Managing Partner's affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct;

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

  •
  Other than as set forth in the confidentiality and restrictive covenant agreements, which in certain cases may only be agreements between our principals and KKR Holdings and which may not be enforceable by us or otherwise waived, modified or amended, affiliates of our Managing Partner and existing and former personnel employed by our Managing Partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us;

  •
  Our Managing Partner controls the enforcement of obligations owed to the KKR Group Partnerships by us and our affiliates; and

  •
  Our Managing Partner or our Managing Partner conflicts committee decides whether to retain separate counsel, accountants or others to perform services for us.

        See "Certain Relationships and Related Transactions, and Director Independence."

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

        The declaration and payment of any future distributions will be at the sole discretion of our Managing Partner, which may change our distribution policy at any time. Our Managing Partner will take into account general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, compensation expense, working capital requirements and anticipated cash needs, debt and contractual restrictions and obligations (including payment obligations pursuant to the tax receivable agreement), legal, tax and regulatory restrictions, restrictions or other implications on the payment of distributions by us to the holders of KKR Group Partnership Units or by our subsidiaries to us and such other factors as our Managing Partner may deem relevant. Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.

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

        We and one or more of our intermediate holding companies are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. To the extent this occurs, the exchanges are expected to result in an increase in one of our intermediate holding company's share of the tax basis of the tangible and intangible assets of KKR Management Holdings L.P., primarily attributable to a portion of the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of income tax our intermediate holding companies would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        We are party to a tax receivable agreement with KKR Holdings requiring our intermediate holding company to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation will be an obligation of our intermediate holding companies and not of either KKR Group Partnership. In the event that any of our current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if we become taxable as a corporation for U.S. federal income tax purposes, we expect that each such entity will become subject to a tax receivable agreement with substantially similar terms. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our taxable income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, the payments that we may be required to make to our existing owners will be substantial. The payments under the tax receivable agreement are not conditioned upon our existing owners' continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. In particular, our intermediate holding companies' obligations under the tax receivable agreement would be effectively accelerated in the event of an early termination of the tax receivable agreement by our intermediate holding companies or in the event of certain mergers, asset sales and other forms of business combinations or other changes of control. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.

        Payments under the tax receivable agreement will be based upon the tax reporting positions that our Managing Partner will determine. We are not aware of any issue that would cause the IRS to challenge a tax basis increase. However, neither KKR Holdings nor its transferees will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances, payments to KKR Holdings or its transferees under the tax receivable agreement could be in excess of the intermediate holding companies' cash tax savings. The intermediate holding companies' ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

        With regard to the provision described in the second bullet point above, we have no material assets other than our equity interests in subsidiaries, which in turn have no material assets other than equity interests, directly or indirectly, in the KKR Group Partnerships. Through these interests, we indirectly are the sole general partners of the KKR Group Partnerships and indirectly are vested with all management and control over the KKR Group Partnerships. We do not believe our equity interests in our subsidiaries are investment securities, and we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of the partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. In this regard, as a result of the Combination Transaction, we succeeded to a significant number of investment securities previously held by KPE and now held by our KKR Group Partnerships. In addition, we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test described in the second bullet point above. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions which may be viewed as adverse by the holders of our common units, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.

        The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause the partnership to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, would make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among the partnership, the KKR Group Partnerships and KKR Holdings, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest assets acquired in the Combination Transaction or otherwise conduct our business in a manner that does not subject it to the registration and other requirements of the Investment Company Act.

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

        You may not receive cash distributions equal to your allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a controlled foreign corporation, or a CFC, a passive foreign investment company, or a PFIC, or entities treated as partnerships for U.S. federal income tax purposes, may produce taxable income prior to the receipt of cash relating to such income, and holders of our common units that are U.S. taxpayers may be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of the partnership status for which the IRS has granted limited relief, each holder of our common units may be obligated to make such adjustments as the IRS may require to maintain our status as a partnership. Such adjustments may require the holders of our common units to recognize additional amounts in income during the years in which they hold such units. In addition, because of our methods of allocating income and gain among holders of our common units, you may be taxed on amounts that accrued economically before you became a unitholder. For example, phantom income from the portfolio or due to operational activities may arise during a month and be allocated to you, creating taxable liability that KKR would not consider in a quarterly distribution because KKR typically considers tax distributions on an annual basis. Consequently, you may recognize taxable income without receiving any cash.

        Although we expect that distributions we make should be sufficient to cover a holder's tax liability in any given year that is attributable to its investment in us, no assurances can be made that this will be the case. We will be under no obligation to make any such distribution and, in certain circumstances, may not be able to make any distributions or will only be able to make distributions in amounts less than a holder's tax liability attributable to its investment in us. In addition, we anticipate making quarterly distributions and typically consider tax distributions on an annual basis but allocate taxable income on a monthly basis. As a result, if you dispose of your common units, you may be allocated taxable income during the time you held your common units without receiving any cash distributions corresponding to that period. Accordingly, each holder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities.

Our interests in certain of our businesses will be held through intermediate holding companies, which will be treated as corporations for U.S. federal income tax purposes; such corporations will be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of our common units.

        In light of the publicly traded partnership rules under U.S. federal income tax laws and other requirements, we will hold our interest in certain of our businesses through intermediate holding companies, which will be treated as corporations for U.S. federal income tax purposes. These intermediate holding companies will be liable for U.S. federal income taxes on all of their taxable income and applicable state, local and other taxes. These taxes would reduce the amount of distributions available to be made on our common units. In addition, these taxes could be increased if the IRS were to successfully reallocate deductions or income of the related entities conducting our business.

Changes in U.S. tax law could adversely affect our ability to raise funds from certain foreign investors.

        Under the U.S. Foreign Account Tax Compliance Act, or FATCA, all entities in a broadly defined class of foreign financial institutions, or FFIs, are required to comply with a complicated and expansive reporting regime or, beginning in 2014, be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2015, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or, beginning in 2014, be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2015, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. Regulations implementing FATCA have not yet been finalized. Recently issued proposed regulations if finalized would delay the implementation of certain reporting requirements under FATCA but no assurance can be given that the proposed regulations will be finalized or that any final regulations will include any delay. Accordingly, some foreign investors may hesitate to invest in U.S. funds until there is more certainty around FATCA implementation. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

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

        We and our intermediate holding companies will be allocated taxable gains and losses recognized by the KKR Group Partnerships based upon our percentage ownership in each KKR Group Partnership. Our share of such taxable gains and losses generally will be allocated pro rata to our unitholders. In some circumstances, under the U.S. federal income tax rules affecting partners and partnerships, the taxable gain or loss allocated to a unitholder may not correspond to that unitholder's share of the economic appreciation or depreciation in the particular asset. This is primarily an issue of the timing of the payment of tax, rather than a net increase in tax liability, because the gain or loss allocation would generally be expected to be offset as a unitholder sold units.

Non-U.S. persons face unique U.S. tax issues from owning our common units that may result in adverse tax consequences to them.

        We expect that we will be engaged in a U.S. trade or business for U.S. federal income tax purposes, including by reason of investments in U.S. real property holding corporations and natural resource assets, such as real estate or oil and gas investments, in which case some portion of its income would be treated as effectively connected income with respect to non-U.S. holders, or ECI. To the extent our income is treated as ECI, non-U.S. unitholders generally would be subject to withholding tax on their allocable share of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable share of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. unitholders that are corporations may also be subject to a 30% branch profits tax on their actual or deemed distributions of such income. In addition, distributions to non-U.S. unitholders that are attributable to the sale of a U.S. real property interest may also be subject to 30% withholding tax. Also, non-U.S. unitholders may be subject to 30% withholding on allocations of our income that are U.S. source fixed or determinable annual or periodic income under the Internal Revenue Code, unless an exemption from or a reduced rate of such withholding applies and certain tax status information is provided.

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

Holders of our common units may be subject to state, local and foreign taxes and return filing requirements as a result of owning such units.

        In addition to U.S. federal income taxes, holders of our common units may be subject to other taxes, including state, local and foreign taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if the holders of our common units do not reside in any of those jurisdictions. Holders of our common units may be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions in the U.S. and abroad. Further, holders of our common units may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of owning our units. In addition our investments in real assets may expose unitholders to additional adverse tax consequences. See "—Our investments in real assets such as real estate and natural resources may expose us to increased risks and liabilities and may expose our unitholders to adverse tax consequences."

We may not be able to furnish to each unitholder specific tax information within 90 days after the close of each calendar year, which means that holders of common units who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax return.

        As a publicly traded partnership, our operating results, including distributions of income, dividends, gains, losses or deductions, and adjustments to carrying basis, will be reported on Schedule K-1 and distributed to each unitholder annually. It may require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that Schedule K-1s may be prepared for the unitholders. For this reason, holders of common units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

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

	Sales price
	2011		2010
	High	Low	High	Low
First Quarter	$18.29	$14.09	N/A	N/A
Second Quarter	$19.16	$15.10	N/A	N/A
Third Quarter	$16.70	$10.07	$11.08	$8.64
Fourth Quarter	$14.58	$8.95	$14.81	$10.40

        The number of holders of record of our common units as of February 23, 2012 was nine. This does not include the number of unitholders that hold shares in "street-name" through banks or broker-dealers.

Distribution Policy

        The following table presents the distributions paid to holders of our common units at the close of business on the specified record date since our common units began trading on the NYSE:

Payment Date	Record Date	Distribution per unit
September 8, 2010	August 24, 2010	$0.08
November 26, 2010	November 12, 2010	$0.15
March 21, 2011	March 7, 2011	$0.29
May 27, 2011	May 16, 2011	$0.21
August 30, 2011	August 15, 2011	$0.11
November 29, 2011	November 14, 2011	$0.10

        We have declared a distribution of $0.32 per common unit payable on March 6, 2012 to unitholders of record as of the close of business on February 21, 2012.

        We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business each year in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. We do not intend to distribute gains on principal investments, other than certain additional distributions that we may determine to make. These additional distributions, if any, are intended to cover certain tax liabilities, as calculated by us. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships (the holding companies of our business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For the purposes of our distribution policy, our distributions are expected to consist of (i) FRE, (ii) carry distributions received from our investment funds which have not been allocated as part of our carry pool, and (iii) additional distributions for certain taxes as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any,

(ii) noncontrolling interests, and (iii) amounts determined by us to be necessary or appropriate for the conduct of our business and other matters as discussed above.

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

        The partnership agreements of the KKR Group Partnerships provide for cash distributions, which are referred to as tax distributions, to the partners of such partnerships if we determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. We expect that the KKR Group Partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such tax liabilities. Generally, these tax distributions are expected to be computed based on an estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). A portion of any such tax distributions received by us, net of amounts used by our subsidiaries to pay their tax liability, is expected to be distributed by us. Such amounts are generally expected to be sufficient to permit U.S. holders of KKR Group Partnership Units to fund their estimated U.S. tax obligations (including any federal, state and local income taxes) with respect to their distributive shares of net income or gain, after taking into account any withholding tax imposed on us. There can be no assurance that, for any particular holder, such distributions will be sufficient to pay such holder's actual U.S. or non-U.S. tax liability.

        The declaration and payment of any distributions are subject to the discretion of the board of directors of our Managing Partner and the terms of our limited partnership agreement. There can be no assurance that distributions will be made as intended or at all or that such distributions will be sufficient to pay any particular KKR & Co. L.P. unitholder's actual U.S. or non-U.S. tax liability. In particular, the amount and timing of distributions will depend upon a number of factors, including, among others, our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; our capital requirements; legal, contractual and regulatory restrictions on the payment of distributions by us or our subsidiaries, including restrictions contained in our debt agreements, and such other factors as the board of directors of our Managing Partner considers relevant. The Managing Partner may change the distribution policy at any time. We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment and/or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Cash". In addition, under Section 17-607 of the Delaware Limited Partnership Act, we will not be permitted to make a distribution if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.

Common Unit Repurchases in the Fourth Quarter of 2011

        No purchases of our common units were made by us or on our behalf in the fourth quarter of the year ended December 31, 2011. During the fourth quarter of 2011, 3,865,722 KKR Group Partnership Units were exchanged by KKR Holdings and our principals for an equal number of our common units, resulting in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected historical consolidated and combined financial data (i) as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. We derived the selected historical consolidated and combined financial data as of December 31, 2011 and 2010 and for the years ending December 31, 2011, 2010 and 2009 from the audited consolidated and combined financial statements included elsewhere in this report. We derived the selected historical combined data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 from our audited combined financial statements which are not included in this report. You should read the following data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated and combined financial statements and related notes included elsewhere in this report.

	Year Ended December 31,(1)
	2011	2010	2009	2008	2007
	($ in thousands)
Statement of Operations Data:
Fees	$723,620	$435,386	$331,271	$235,181	$862,265
Less: Total Expenses	1,214,005	1,762,663	1,195,710	418,388	440,910
Total Investment Income (Loss)	1,456,116	9,179,108	7,753,808	(12,865,239)	1,991,783

Income (Loss) Before Taxes	965,731	7,851,831	6,889,369	(13,048,446)	2,413,138
Income Taxes	89,245	75,360	36,998	6,786	12,064

Net Income (Loss)	876,486	7,776,471	6,852,371	(13,055,232)	2,401,074
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,318	—	—	—	—
Less: Net Income (Loss) Attributable to Noncontrolling Interests	870,247	7,443,293	6,002,686	(11,850,761)	1,598,310

Net Income (Loss) Attributable to KKR & Co. L.P.(2)	$1,921	$333,178	$849,685	$(1,204,471)	$802,764

			October 1, 2009 through December 31, 2009
Net Loss Attributable to KKR & Co. L.P.			$(78,221)

Distributions Declared per KKR & Co. L.P. Commun Unit	$0.74	$0.60	$0.08	$—	$—
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.01	$1.62	$(0.38)	$—	$—
Diluted	$0.01	$1.62	$(0.38)	$—	$—
Weighted Average Common Units Outstanding
Basic	220,235,469	206,031,682	204,902,226	—	—
Diluted	222,519,174	206,039,244	204,902,226	—	—
Statement of Financial Condition Data (period end):
Total Assets	$40,377,645	$38,391,157	$30,221,111	$22,441,030	$32,842,796
Total Liabilities	$2,692,995	$2,391,115	$2,859,630	$2,590,673	$2,575,636
Redeemable Noncontrolling Interests	$275,507	$—	$—	$—	$—
Noncontrolling Interests	$36,080,445	$34,673,549	$26,347,632	$19,698,478	$28,749,814
Total KKR & Co. L.P. Partners' Capital(3)	$1,328,698	$1,326,493	$1,013,849	$151,879	$1,517,346

(1)
The financial information reported for periods prior to October 1, 2009 does not give effect to the Transactions.

(2)
Subsequent to the Transactions, net income (loss) attributable to KKR & Co. L.P. reflects only those amounts that are allocable to KKR & Co. L.P.'s interest in our Combined Business. Net income (loss) that is allocable to our principals' interest in our Combined Business is reflected in net income (loss) attributable to noncontrolling interests.

(3)
Total KKR & Co. L.P. partners' capital reflects only the portion of equity attributable to KKR & Co. L.P. (representing KKR & Co. L.P.'s 33.24% interest in our Combined Business as of December 31, 2011) and differs from book value reported on a segment basis primarily as a result of the exclusion of the equity impact of KKR Management Holdings Corp. and allocations of equity to KKR Holdings. KKR Holdings' 66.76% interest in our Combined Business as of December 31, 2011 is reflected as noncontrolling interests and is not included in total KKR & Co. L.P. partners' capital.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated and combined financial statements of KKR and the related notes included elsewhere in this report. The historical consolidated and combined financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors." Actual results may differ materially from those contained in any forward looking statements.

Overview

        Led by Henry Kravis and George Roberts, we are a leading global investment firm with $59.0 billion in AUM as of December 31, 2011 and a 35-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

        Our business offers a broad range of investment management services to our investors and provides capital markets services to our firm, our portfolio companies and our third-party clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 200 private equity investments with a total transaction value in excess of $465 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, equity strategies, capital markets, infrastructure, natural resources and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing investors and have invested meaningfully in developing relationships with new investors.

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

Business Segments

Private Markets

        Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. KKR also manages and sources investments in infrastructure, natural resources and real estate. These investment funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser.

Public Markets

        Through the Public Markets segment, KKR manages KFN, a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies and (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending. These funds, vehicles and accounts are managed by KKR Asset Management LLC, an SEC registered investment adviser.

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines our principal assets with our global capital markets business. Our capital markets business supports our firm, our portfolio companies and select third-party clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. Our principal asset base includes investments in our investment funds and co-investments in certain portfolio companies of such funds.

Business Environment

        As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia and elsewhere in the world. At the moment, the current global economic environment remains somewhat unbalanced. China, for example, currently accounts for a third of global economic growth. All told, Asia is now driving a substantial portion of total global economic growth. At the same time, Europe continues to experience downward growth trends as sovereign debt issues have affected consumer and business behavior.

        Global equity markets have a substantial effect on our financial condition and results of operations, as equity prices, which have been and may continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value of our investments that do not have readily observable market prices. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains.

        Global equity markets were mixed for the full year of 2011 as strong earnings growth was largely offset by trading multiple compressions in many regions. Volatility also remained outsized as the

Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, rose from a low of 14.6 in April 2011 to a peak of 48.0 in August 2011. Ongoing developments such as the status of the U.S economic recovery, Europe's sovereign debt crisis and moderating growth expectations in China and Brazil continue to contribute to market uncertainty and volatility. In 2011, on a total-return basis, the S&P 500 Index posted a full-year gain of 2.1%, while the MSCI World Index posted a decline of 5.0%. The below-investment grade credit markets appreciated modestly with the S&P/LSTA Leveraged Loan Index and the BofA Merrill Lynch High Yield Master II Index increasing 1.5% and 4.4% in 2011, respectively.

        Conditions in global credit markets also have a substantial effect on our financial condition and results of operations. We rely on the ability of our funds to obtain committed debt financing on favorable terms in order to complete new private equity transactions. Similarly, our portfolio companies regularly require access to the global credit markets in order to obtain financing for their operations and to refinance or extend the maturities of their outstanding indebtedness. To the extent that conditions in the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance and valuations of those portfolio companies and, therefore, our investment returns on our funds. In addition, during economic downturns or periods of slow economic growth, the inability to refinance or extend the maturities of portfolio company debt (and thereby extend our investment holding period) may hinder our ability to realize investment gains from these portfolio companies when economic conditions improve. Credit markets can also impact valuations. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. During 2011, a fall in applicable interest rates had the effect of positively impacting the valuations of portfolio companies using a discounted cash flow analysis to ascertain fair value. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those investments that had a readily observable market price.

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

        Finally, conditions in commodity markets may impact the performance of our portfolio companies in a variety of ways, including through direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility and certain commodity prices have risen considerably, driven by growing demand from emerging markets and increased central bank liquidity in the system. If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase in commodity prices.

Basis of Financial Presentation

        The consolidated financial statements include the accounts of our management and capital markets companies, certain variable interest entities, the general partners of certain unconsolidated co-investment vehicles and the general partners of our private equity and fixed income funds and their respective consolidated funds, where applicable.

        In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds and investors do not hold any substantive rights that would enable them to impact the funds' ongoing governance and operating activities. As of December 31, 2011, our Private Markets segment included ten consolidated investment funds and thirteen unconsolidated co-investment vehicles. Our Public Markets segment included eight consolidated investment vehicles and nine unconsolidated vehicles.

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

        Fees reported in our consolidated financial statements do not include the management or incentive fees that we earn from consolidated funds, because those fees are eliminated in consolidation. However, because those management fees are earned from, and funded by, third-party investors who hold noncontrolling interests in the consolidated funds, net income attributable to KKR is increased by the amount of the management fees that are eliminated in consolidation. Accordingly, while the consolidation of funds impacts the amount of fees that are recognized in our financial statements, it does not affect the ultimate amount of net income attributable to KKR or KKR's partners' capital.

        For a further discussion of our fee policies, see "—Critical Accounting Policies—Fees."

Expenses

Compensation and Benefits

        Compensation and Benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based payments consisting of charges associated with the vesting of equity-based awards and carry pool allocations.

        All KKR principals and other employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as Compensation and Benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are funded by KKR and certain consolidated entities and result in customary Compensation and Benefits expense, cash bonuses that are paid to certain of KKR's most senior employees are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested units in KKR Holdings, this excess is funded by KKR Holdings and reflected in Compensation and Benefits in the consolidated statements of operations.

General, Administrative and Other

        General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges and other general and operating expenses which are not borne by fund investors and are not offset by credits attributable to fund investors' noncontrolling interests in consolidated funds. General, administrative and other expense also consists of costs incurred in connection with pursuing potential investments that do not result in completed transactions, a substantial portion of which are borne by fund investors.

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

Interest Expense

        Interest expense is incurred from credit facilities entered into by KKR, debt issued by KKR, and debt outstanding at our consolidated funds entered into with the objective of enhancing returns, which are generally not direct obligations of the general partners of our private equity funds or management companies. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See "—Liquidity".

Income Taxes

        The KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities, in some cases, are subject to New York City unincorporated business taxes, or non-U.S. income taxes. Furthermore, we hold our interest in one of the KKR Group Partnerships through KKR Management Holdings Corp., which is treated as a corporation for U.S. federal income tax purposes, and certain other wholly-owned subsidiaries of the KKR Group Partnerships are treated as corporations for U.S. federal income tax purposes. Accordingly, such wholly-owned subsidiaries of KKR, including KKR Management Holdings Corp., and of the KKR Group Partnerships, are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR's share of this income is reflected in the financial statements. We expect that interest income to our unitholders and interest deductions to KKR Management Holdings Corp. should increase in future periods as a result of a 2011 recapitalization of KKR Management Holdings Corp.

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

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income (loss) attributable to noncontrolling interests represents the ownership interests that third parties hold in entities that are consolidated in the financial statements as well as the ownership interests in our KKR Group Partnerships that are held by KKR Holdings. The allocable share of income and expense attributable to these interests is accounted for as net income (loss) attributable to noncontrolling interests. Historically, the amount of net income (loss) attributable to noncontrolling interests has been substantial and has resulted in significant charges and credits in the statements of operations. Given the consolidation of certain of our investment funds and the significant ownership interests in our KKR Group Partnerships held by KKR Holdings, we expect this activity to continue.

Segment Operating and Performance Measures

        The reportable segments for KKR's business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings and as such represent the business in total.

        KKR discloses the following financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to investors in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Financial Statements and Supplementary Data—Note 12. Segment Reporting."

Fee Related Earnings ("FRE")

        Fee related earnings is comprised of segment operating revenues less segment operating expenses and is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to investors as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

Economic Net Income (Loss) ("ENI")

        Economic net income (loss) is a measure of profitability for KKR's reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to investors as it provides additional insight into the overall profitability of KKR's businesses inclusive of investment income and carried interest. ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR's segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Assets Under Management ("AUM")

        Assets under management represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to investors as it provides additional insight into KKR's capital raising activities and the overall activity in its investment funds and vehicles. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR's co-investment vehicles; (iii) the net asset value of certain of KKR's fixed income products; (iv) the value of outstanding structured finance vehicles; and (v) the fair value of other assets managed by KKR. KKR's definition of AUM is not based on the definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Fee Paying AUM ("FPAUM")

        Fee paying AUM ("FPAUM") represents only those assets under management from which KKR receives fees. We believe this measure is useful to investors as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR's capital raising activities and the overall activity in its investment funds and vehicles, for only those funds and vehicles where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital). FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Committed Dollars Invested

        Committed dollars invested is the aggregate amount of capital commitments that have been invested by KKR's investment funds and carry-yielding co-investment vehicles and is used as a measure of investment activity for KKR and its business segments during a given period. We believe this measure is useful to investors as it provides additional insight into KKR's investment of committed capital. Such amounts include: (i) capital invested by fund investors and co-investors with respect to which KKR is entitled to a fee or carried interest and (ii) capital invested by KKR's investment funds and vehicles.

Uncalled Commitments

        Uncalled commitments are used as a measure of unfunded capital commitments that KKR's investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to KKR's investment funds and vehicles to make future investments.

Adjusted Units

        Adjusted units are used as a measure of the total equity ownership of KKR that is held by KKR & Co. L.P. and KKR Holdings and represent the fully diluted unit count using the if-converted method. We believe this measure is useful to investors as it provides an indication of the total equity ownership of KKR as if all outstanding KKR Holdings units had been exchanged for common units of KKR & Co. L.P.

Book Value

        Book value is a measure of the net assets of KKR's reportable segments and is used by management primarily in assessing the unrealized value of our investment portfolio, including carried interest, as well as our overall liquidity position. We believe this measure is useful to investors as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders. Book value differs from the equivalent GAAP amounts on a consolidated basis primarily as a result of the exclusion of ownership interests in consolidated investment vehicles and other entities that are attributable to noncontrolling interests.

Cash and Short-Term Investments

        Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR's liquidity position. We believe this measure is useful to investors as it provides additional insight into KKR's available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated and combined statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of December 31, 2011, we had cash and short-term investments on a segment basis of $989.4 million, which, with the addition of $146.1 million of liquid short-term investments, may be reconciled to cash and cash equivalents of $843.3 million.

Consolidated and Combined Results of Operations

        The following tables set forth information regarding our results of operations for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Revenues
Fees	$723,620	$435,386	$331,271

Expenses
Compensation and Benefits	868,749	1,344,455	838,072
Occupancy and Related Charges	54,282	39,692	38,013
General, Administrative and Other	290,974	378,516	319,625

Total Expenses	1,214,005	1,762,663	1,195,710

Investment Income (Loss)
Net Gains (Losses) From Investment Activities	981,858	7,755,090	7,505,005
Dividend Income	225,073	1,250,293	186,324
Interest Income	321,943	226,824	142,117
Interest Expense	(72,758)	(53,099)	(79,638)

Total Investment Income (Loss)	1,456,116	9,179,108	7,753,808

Income (Loss) Before Taxes	965,731	7,851,831	6,889,369
Income Taxes	89,245	75,360	36,998

Net Income (Loss)	876,486	7,776,471	6,852,371
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,318	—	—
Net income (Loss) Attributable to Noncontrolling Interests	870,247	7,443,293	6,002,686

Net Income (Loss) Attributable to KKR & Co. L.P.	$1,921	$333,178	$849,685

Year ended December 31, 2011 compared to year ended December 31, 2010

Fees

        Fees were $723.6 million for the year ended December 31, 2011, an increase of $288.2 million, compared to fees of $435.4 million for the year ended December 31, 2010. The net increase was primarily due to (i) an increase in gross monitoring fees of $76.8 million, (ii) an increase in gross transaction fees of $65.5 million, (iii) an increase in capital markets fees of $65.2 million and (iv) an increase in consulting fees of $56.1 million earned by an entity that was not consolidated prior to 2011. The increase in gross monitoring fees was primarily the result of $76.6 million in fees received during the current year relating to the termination of monitoring agreements in connection with the IPOs of two portfolio companies, HCA, Inc. (NYSE: HCA) and The Nielsen Company (NYSE: NLSN), and the sale of Seven Media Group (ASX: SWM). Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Excluding the impact of termination payments and consulting fees, during the year ended December 31, 2011, we had 36 portfolio companies that were paying an average monitoring fee of $2.3 million compared with 33 portfolio companies that were paying an average monitoring fee of $2.6 million during the year ended December 31, 2010. The increase in transaction fees was primarily driven by an increase of $70.6 million in gross transaction fees received from transaction fee-generating investments, reflecting an increase in both the number and size of transaction fee-generating investments during the period. During 2011 there were 19 transaction fee-generating investments with a total combined transaction value of approximately $24.9 billion as compared to 13 transaction fee-generating investments with a total combined transaction value of approximately $9.9 billion during 2010. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in capital markets fees is primarily due to an increase in fees relating to underwriting, syndication, and other capital markets services driven by an increase in the number of capital markets transactions during 2011.

Expenses

        Expenses were $1.2 billion for the year ended December 31, 2011, a decrease of $0.6 billion, compared to $1.8 billion for the year ended December 31, 2010. The decrease was primarily due to the net effect of (i) a net decrease in equity-based payments of $690.0 million offset partially by (ii) an increase in cash-based compensation and benefits of $84.0 million. The net decrease in equity-based payments is due primarily to fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition, as well as a lower carry pool allocation as a result of the recognition of lower carried interest during 2011 as compared to the comparable prior period. The increase in cash-based compensation and benefits reflects the hiring of additional personnel and the inclusion of compensation incurred by an entity that was not consolidated prior to 2011. The remaining increases were due primarily to increases in occupancy and other operating expenses driven by the continued expansion of KKR's businesses during 2011.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $1.0 billion for the year ended December 31, 2011, a decrease of $6.8 billion, compared to a net gain of $7.8 billion for the year ended December 31, 2010, primarily driven by a lower level of appreciation in our private equity portfolio. The following is a summary of net gains (losses) from investment activities:

	Year Ended December 31,
	2011	2010
	($ in thousands)
Private Equity Investments	$1,006,925	$7,511,340
Other Net Gains (Losses) from Investment Activities	(25,067)	243,750

Net Gains (Losses) from Investment Activities	$981,858	$7,755,090

        The majority of our net gains (losses) from investment activities relate to our private equity portfolio. The following is a summary of the components of net gains (losses) from investment activities for Private Equity Investments which illustrates the variances from the prior period. See "—Segment

Analysis—Private Markets Segment" for further information regarding gains and losses in our private equity portfolio:

	Year Ended December 31,
	2011	2010
	($ in thousands)
Realized Gains	$3,962,550	$2,474,584
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(3,844,707)	(2,484,878)
Realized Losses	(690,107)	(122,876)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	681,952	157,874
Unrealized Gains from Changes in Fair Value	6,960,554	10,010,038
Unrealized Losses from Changes in Fair Value	(6,063,317)	(2,523,402)

Net Gains (Losses) from Investment Activities—Private Equity Investments	$1,006,925	$7,511,340

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

        Dividend income was $225.1 million for the year ended December 31, 2011, a decrease of $1.1 billion, compared to dividend income of $1.3 billion for the year ended December 31, 2010. During the year ended December 31, 2011, we received $82.4 million of dividends from Dollar General Corporation (NYSE: DG), $68.3 million from Tarkett S.A. (manufacturing sector), $29.4 million from TDC A/S (OMX: TDC), $26.2 million from Legrand Holdings S.A. (ENXTPA: LR) and an aggregate of $18.8 million of dividends from other investments. During the year ended December 31, 2010, we received $931.1 million of dividends from HCA, Inc., $273.8 million from Visant Inc. (media sector), $34.4 million from Legrand Holdings S.A. and an aggregate of $11.0 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

        Interest income was $321.9 million for the year ended December 31, 2011, an increase of $95.1 million, compared to $226.8 million for the year ended December 31, 2010. The increase primarily reflects the increase in the level of fixed income instruments in our public markets investment vehicles.

Interest Expense

        Interest expense was $72.8 million for the year ended December 31, 2011, an increase of $19.7 million, compared to $53.1 million for the year ended December 31, 2010. The increase was primarily due to higher average borrowing costs for the year ended December 31, 2011 driven by the issuance of the Senior Notes, as defined later in this report, in late September 2010.

Income (Loss) Before Taxes

        Due to the factors described above, principally decreased gains from investment activities, income before taxes was $1.0 billion for the year ended December 31, 2011, a decrease of $6.9 billion, compared to income before taxes of $7.9 billion for the year ended December 31, 2010.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

        Net income attributable to redeemable noncontrolling interests was $4.3 million for the year ended December 31, 2011, reflecting the formation of certain investment vehicles that allow for redemptions by limited partners.

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests was $0.9 billion for the year ended December 31, 2011, a decrease of $6.5 billion, compared to $7.4 billion for the year ended December 31, 2010. The decrease was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Year Ended December 31, 2010 compared to year ended December 31, 2009

Fees

        Fees were $435.4 million for the year ended December 31, 2010, an increase of $104.1 million, compared to fees of $331.3 million for the year ended December 31, 2009. The increase was primarily due to an increase in fees relating to underwriting, syndication, and other capital markets services of $71.2 million driven by an increase in the number of capital markets transactions during the period. In addition, there was a $57.4 million increase in gross transaction fees received from transaction fee-generating investments, reflecting an increase in the number of transaction fee-generating investments during the period. During 2010 there were 13 transaction fee-generating investments with a total combined transaction value of approximately $9.9 billion. During 2009 there were eight transaction fee-generating investments with a total combined transaction value of approximately $4.6 billion. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. Incentive fees from KFN increased $34.4 million as a result of KFN's financial performance exceeding certain required benchmarks for each of the four quarters during the year ended December 31, 2010. KFN only earned an incentive fee in one quarter during the year ended December 31, 2009. Partially offsetting these increases was a decrease in monitoring fees of $55.2 million, primarily due to $72.2 million in fees received during the year ended December 31, 2009 relating to the termination of monitoring agreements in connection with the IPOs of two portfolio companies, Dollar General Corporation and Avago Technologies Limited (NYSE: AVGO) and partially offset by a $16.1 million increase in reimbursable expenses. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with initial public offering activity in our private equity portfolio. During the year ended December 31, 2010, we had 33 portfolio companies that were paying an average monitoring fee of $2.6 million compared with 30 portfolio companies that were paying an average monitoring fee of $2.9 million during the year ended December 31, 2009, excluding the impact of termination payments received in 2009.

Expenses

        Expenses were $1.8 billion for the year ended December 31, 2010, an increase of $0.6 billion, compared to expenses of $1.2 billion for the year ended December 31, 2009. The increase was primarily due to an increase in non-cash equity based charges of $261.8 million associated with the issuance of interests in KKR Holdings to our principals, other employees and operating consultants as well as increases in the allocations to our carry pool of $278.7 million. The increase in allocations to our carry pool was due to (i) a higher level of gross carried interest recognized in 2010 and (ii) the allocation of a portion of carried interest to our carry pool for the full year in 2010 versus only one quarter in 2009. Allocations to the carry pool were not made prior to the Transactions on October 1, 2009. For the year ended December 31, 2010, these items resulted in charges recorded in employee compensation and benefits relating to principals and other personnel amounting to $1.1 billion, and charges recorded in general, administrative, and other expense relating to operating consultants amounting to $143.7 million. In addition, other employee compensation and benefits expense, comprised primarily of salaries and incentive compensation, increased $29.7 million as a result of the hiring of additional personnel and the continued expansion of our businesses, and transaction related expenses increased $10.1 million as a result of a higher level of unconsummated transactions during the period. Offsetting these increases was a decrease related to non-recurring charges of $34.8 million associated with the closing of the Transactions in the prior period.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $7.8 billion for the year ended December 31, 2010, an increase of $0.3 billion, compared to net gains from investment activities of $7.5 billion for the year ended December 31, 2009. The following is a summary of net gains (losses) from investment activities:

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

Income (Loss) Before Taxes

        Due to the factors described above, income before taxes was $7.9 billion for the year ended December 31, 2010, an increase of $1.0 billion, compared to income before taxes of $6.9 billion for the year ended December 31, 2009.

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests was $7.4 billion for the year ended December 31, 2010, an increase of $1.4 billion, compared to $6.0 billion for the year ended December 31, 2009. The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Segment Analysis

        The following is a discussion of the results of our three reportable business segments for the years ended December 31, 2011, 2010 and 2009. You should read this discussion in conjunction with the information included under "—Basis of Financial Presentation—Segment Results" and the consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$430,400	$396,227	$415,207
Incentive Fees	—	—	—

Total Management and Incentive Fees	430,400	396,227	415,207

Net Monitoring and Transaction Fees:
Monitoring Fees	163,769	86,932	158,243
Transaction Fees	166,654	96,000	57,699
Fee Credits	(144,928)	(52,563)	(73,900)

Net Monitoring and Transaction Fees	185,495	130,369	142,042

Total Fees	615,895	526,596	557,249

Expenses
Compensation and Benefits(a)	185,709	159,561	147,801
Occupancy and Related Charges	45,694	36,395	34,747
Other Operating Expenses	157,901	148,357	134,610

Total Expenses	389,304	344,313	317,158

Fee Related Earnings	226,591	182,283	240,091

Investment Income (Loss)
Gross Carried interest	266,211	1,202,070	826,193
Less: Allocation to KKR Carry Pool	(109,361)	(453,872)	(57,971)
Less: Management Fee Refunds	(17,587)	(143,446)	(22,720)

Net Carried Interest	139,263	604,752	745,502
Other Investment Income (Loss)	(549)	(1,643)	128,528

Total Investment Income (loss)	138,714	603,109	874,030

Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	365,305	785,392	1,114,121
Income (Loss) Attributable to Noncontrolling Interests	2,536	839	497

Economic Net Income (Loss)	$362,769	$784,553	$1,113,624

Assets Under Management (Period End)	$43,627,900	$46,223,900	$38,842,900

Fee Paying Assets Under Management (Period End)	$37,869,700	$38,186,700	$36,484,400

Committed Dollars Invested	$5,033,300	$4,555,700	$2,107,700

Uncalled Commitments (Period End)	$10,070,300	$12,625,900	$13,728,100

(a)
Excludes an $8.3 million charge for non-cash equity based compensation during the year ended December 31, 2011 associated with equity awards granted under the KKR & Co. L.P. 2010 Equity Incentive Plan.

Year ended December 31, 2011 compared to year ended December 31, 2010

Fees

        Fees were $615.9 million for the year ended December 31, 2011, an increase of $89.3 million, compared to fees of $526.6 million for the year ended December 31, 2010. The net increase was primarily due to an increase in gross monitoring fees of $76.8 million, an increase in gross transaction fees of $70.7 million and an increase in management fees of $34.2 million, partially offset by an increase in fee credits of $92.4 million. The increase in gross transaction fees was primarily the result in the increase in both the size and number of fee-generating investments completed. During 2011 there were 19 transaction fee-generating investments with a total combined transaction value of approximately $24.9 billion compared to 13 transaction fee-generating investments with a total combined transaction value of approximately $9.9 billion during 2010. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in gross monitoring fees was primarily the result of $76.6 million of fees received from the termination of monitoring fee arrangements in connection with the IPOs or sales of three portfolio companies, HCA, Inc., The Nielsen Company B.V. and Seven Media Group, which impacted fees by $39.7 million, net of associated fee credits. Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Excluding the impact of termination payments, during the year ended December 31, 2011, we had 36 portfolio companies that were paying an average monitoring fee of $2.3 million compared with 33 portfolio companies that were paying an average monitoring fee of $2.6 million during the year ended December 31, 2010. The increase in management fees was primarily due to our China Growth Fund paying a full year of fees during 2011 as compared to only one quarter in 2010 and to a lesser extent an increase in the number of fee paying investment vehicles.

Expenses

        Expenses were $389.3 million for the year ended December 31, 2011, an increase of $45.0 million, compared to expenses of $344.3 million for the year ended December 31, 2010. The increase was primarily the result of an increase of $26.1 million in compensation and benefits expense and an increase in occupancy and related charges of $9.3 million, each of which is a reflection of the hiring of additional personnel and the continued expansion of this business. The remaining increases were due primarily to increases in professional fees and costs incurred in connection with the formation of new investment vehicles.

Fee Related Earnings

        Fee related earnings in our Private Markets segment were $226.6 million for the year ended December 31, 2011, an increase of $44.3 million, compared to fee related earnings of $182.3 million for the year ended December 31, 2010. The increase was due to the increase in fees, partially offset by the increase in expenses as described above.

Investment Income (Loss)

        Investment income (loss) was $138.7 million for the year ended December 31, 2011, a decrease of $464.4 million, compared to investment income (loss) of $603.1 million for the year ended December 31, 2010 driven primarily by a lower level of appreciation in our private equity funds. For the year ended December 31, 2011, investment income (loss) was comprised primarily of net carried interest of $139.3 million.

        The following table presents the components of net carried interest for the year ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
	($ in thousands)
Net Realized Gains (Losses)	$486,382	$420,574
Net Unrealized Gains (Losses)	(242,104)	593,971
Dividends and Interest	21,933	187,525

Gross carried interest	266,211	1,202,070

Less: Allocation to KKR carry pool	(109,361)	(453,872)
Less: Management fee refunds	(17,587)	(143,446)

Net carried interest	$139,263	$604,752

        Net realized gains (losses) for the year ended December 31, 2011 consist primarily of realized gains from the partial sales of Dollar General Corporation, Avago Technologies Limited, Legrand Holdings S.A. and Hilcorp Resources, LLC (energy sector). These gains were partially offset by the write-off of our investment in Capmark Financial Group, Inc. (financial services sector).

        Net realized gains (losses) for the year ended December 31, 2010 consist primarily of the sales of East Resources Inc. (energy sector), and partial sales of Dollar General Corporation, Legrand Holdings S.A. and Avago Technologies Limited.

        The following table presents net unrealized gains (losses) of carried interest by fund for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
	($ in thousands)
Asian Fund	$65,763	$170,526
Co-Investment Vehicles	35,648	40,926
China Growth	12,388	—
E2 Investors	536	968
European Fund III	(9,378)	21,768
Millennium Fund	(37,456)	73,098
2006 Fund	(120,395)	216,594
European Fund	(189,210)	70,091

Total(a)	$(242,104)	$593,971

(a)
The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the years ended December 31, 2011 and 2010, the European II Fund was excluded.

        For the year ended December 31, 2011, the net unrealized losses of $242.1 million included $419.4 million of reversals of previously recognized net unrealized gains and losses in the connection with the occurrence of realization events such as partial sales or write-offs which were partially offset by $177.3 million of net unrealized gains reflecting net increases in the value of various portfolio companies. The reversals of previously recognized net unrealized gains and losses resulted primarily from the partial sales of Avago Technologies Limited, Dollar General Corporation, Legrand Holdings S.A. and Hilcorp Resources, LLC, which were partially offset by the write-off of Capmark Financial Group, Inc. Of the $177.3 million of net increases in value, 80.3% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on Dollar General Corporation, The Nielsen Company B.V., and Jazz Pharmaceuticals, Inc. (NYSE: JAZZ). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses on HCA, Inc., Sealy Corporation (NYSE: ZZ) and Ma Anshan Modern Farming Co. (HK:1117). Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Oriental Brewery (consumer sector) and Intelligence Ltd. (service sector). The increased valuations, in the aggregate, generally related to individual company performance. The unrealized gains on our private portfolio were partially offset by unrealized losses on Biomet, Inc. (healthcare sector) and Energy Future Holdings Corp. (energy sector) reflecting decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in certain cases, an unfavorable business outlook.

        For the year ended December 31, 2010, approximately 33% of net unrealized gains from changes in value were attributable to increased share prices of various publicly held investments, the most significant of which were Dollar General Corporation and Legrand Holdings S.A. Our private portfolio contributed the remainder of the net unrealized gains from changes in value, the most significant of which were HCA Inc., Alliance Boots GmbH (healthcare sector) and US Foods, formerly known as US Foodservice (retail sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

        Dividend and interest income for the year ended December 31, 2011 consists primarily of dividends earned from Dollar General Corporation. Dividend and interest income for the year ended December 31, 2010 consists primarily of dividends earned from HCA Inc. and Visant Inc. Management fee refunds amounted to $17.6 million for the year ended December 31, 2011, a decrease of $125.9 million from the year ended December 31, 2010. The lower management fee refund figure primarily reflects the 2006 Fund becoming carry-earning in 2010, as well as a benefit in the current year due to certain funds declining in value which triggered the reversal of management fee refunds related to management fees earned in the prior year.

Economic Net Income

        Economic net income in our Private Markets segment was $362.8 million for the year ended December 31, 2011, a decrease of $421.8 million, compared to economic net income of $784.6 million for the year ended December 31, 2010. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2010 to December 31, 2011:

($ in thousands)
December 31, 2010 AUM	$46,223,900
New Capital Raised	2,347,100
Distributions	(6,463,100)
Foreign Exchange	(57,100)
Change in Value	1,577,100

December 31, 2011 AUM	$43,627,900

        AUM for the Private Markets segment was $43.6 billion at December 31, 2011, a decrease of $2.6 billion, compared to $46.2 billion at December 31, 2010. The decrease was primarily attributable to distributions from our funds totaling $6.5 billion which was comprised of $4.3 billion of realized gains and $2.2 billion of return of original cost. This decrease was partially offset by $2.3 billion in new capital raised relating primarily to our natural resources strategy and our infrastructure strategy as well as net unrealized gains from changes in the market value of our private equity portfolio of $1.6 billion.

        The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $0.9 billion and $0.4 billion in our 2006 Fund and Asian Fund, respectively. Approximately 78% of the net change in value for the year ended December 31, 2011 was attributable to changes in share prices of various publicly-listed investments, most notably increases in Dollar General Corporation, The Nielsen Company B.V. and Jazz Pharmaceuticals, Inc., partially offset by decreases in Legrand Holdings S.A., Sealy Corporation and Ma Anshan Modern Farming Co. Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized gains relating to Oriental Brewery and U.N RO-RO Isletmeleri A.S. (transportation sector). These unrealized gains were partially offset by unrealized losses relating to Biomet, Inc. and Energy Future Holdings Corp. The increased valuations, in the aggregate, generally related to individual company performance, while the decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in certain cases, an unfavorable business outlook.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2010 to December 31, 2011:

($ in thousands)
December 31, 2010 FPAUM	$38,186,700
New Capital Raised	2,197,400
Distributions	(2,276,500)
Foreign Exchange	(222,900)
Change in Value	(15,000)

December 31, 2011 FPAUM	$37,869,700

        FPAUM in our Private Markets segment was $37.9 billion at December 31, 2011, a decrease of $0.3 billion, compared to $38.2 billion at December 31, 2010. The decrease was primarily attributable to distributions from our funds totaling $2.3 billion and to foreign exchange adjustments on foreign denominated commitments to our funds of $0.2 billion. The decrease was partially offset by $2.2 billion in new capital raised relating primarily to our natural resources strategy and our infrastructure strategy.

Committed Dollars Invested

        Committed dollars invested were $5.0 billion for the year ended December 31, 2011, an increase of $0.4 billion, compared to committed dollars invested of $4.6 billion for the year ended December 31, 2010, due to an increase in the number and size of private equity investments closed during the 2011 as compared with 2010.

Uncalled Commitments

        As of December 31, 2011, our Private Markets Segment had $10.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions, including $1.8 billion of uncalled capital commitments from our 2006 Fund. As of February 23, 2012, the 2006 Fund has committed capital to approximately $0.4 billion of pending transactions. There can be no assurance that any of these transactions will close. As of February 7, 2012, we have formally accepted subscriptions for over $5.5 billion in capital commitments on our North America Fund XI.

Year ended December 31, 2010 compared to year ended December 31, 2009

Fees

        Fees were $526.6 million for the year ended December 31, 2010, a decrease of $30.7 million, compared to fees of $557.3 million for the year ended December 31, 2009. The decrease was primarily due to a $71.3 million decrease in gross monitoring fees. This decrease was primarily due to the absence in 2010 of $72.2 million in fees received during the year ended December 31, 2009 relating to the termination of monitoring agreements in connection with the IPOs of two portfolio companies, Dollar General Corporation and Avago Technologies Limited. Excluding the impact of termination payments, during the year ended December 31, 2010, we had 33 portfolio companies that were paying an average monitoring fee of $2.6 million compared with 30 portfolio companies that were paying an average monitoring fee of $2.9 million during the year ended December 31, 2009. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with initial public offering activity in our private equity portfolio. In addition, management fees decreased $19.0 million resulting primarily from the net impact of the following: (i) a $28.2 million decrease in management fees as fees which were previously earned from KPE have been eliminated as a result of the Transactions on October 1, 2009; (ii) a decrease of $10.9 million primarily relating to fee paying capital that was transferred from a fee paying private equity fund (European Fund III) to a non-fee paying private equity fund (E2 Investors) subsequent to September 30, 2009; (iii) a $5.4 million net decrease due primarily to a reduction in fee paying capital at our private equity funds in connection with realization activity offset by new fee paying capital raised; and (iv) an increase of $25.5 million associated with a reduction in waived management fees during 2010. The net decrease in fees was partially offset by (i) an increase in gross transaction fees of $38.3 million primarily reflecting an increase in the number of transaction fee-generating investments during the period and (ii) a $21.3 million decrease in credits earned by limited partners under fee sharing arrangements in our private equity funds due primarily to the decline in gross transaction and monitoring fees. During 2010 there were 13 transaction fee-generating investments with a total combined transaction value of approximately $9.9 billion as compared to eight transaction fee-generating investments with a total combined transaction value of approximately $4.6 billion in 2009. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction.

Expenses

        Expenses were $344.3 million for the year ended December 31, 2010, an increase of $27.2 million, compared to expenses of $317.2 million for the year ended December 31, 2009. The increase was primarily due to an increase in other operating expenses of $13.7 million primarily reflecting an increase in transaction related expenses of $10.1 million attributable to unconsummated transactions during the period. In addition, employee compensation and benefits expense increased $11.8 million reflecting the hiring of additional personnel and the continued expansion of our business.

Fee Related Earnings

        Fee related earnings in our Private Markets segment were $182.3 million for the year ended December 31, 2010, a decrease of $57.8 million, compared to fee related earnings of $240.1 million for the year ended December 31, 2009. The decrease was due to the decline in fees and increase in expenses described above.

Investment Income (Loss)

        Investment income was $603.1 million for the year ended December 31, 2010, a decrease of $270.9 million, compared to investment income of $874.0 million for the year ended December 31, 2009. The decrease was primarily driven by certain adjustments related to the Combination Transaction that were applicable for the full year of 2010 versus only one quarter in 2009, including (i) the exclusion of carried interest from the 1996 Fund, (ii) the exclusion of carried interest allocated to certain of our former principals, (iii) the allocation of a portion of carried interest to the carry pool, and (iv) the exclusion of investment gains and losses on capital invested by or on behalf of the general partners of our private equity funds. For the year ended December 31, 2010, investment income (loss) included (i) net carried interest of $604.8 million and (ii) other investment income (loss) of $(1.6) million, which was comprised primarily of losses from unfavorable changes in foreign exchange rates. The following table presents the components of net carried interest for the years ended December 31, 2010 and 2009.

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

          For the year ended December 31, 2010, approximately 33% of net unrealized gains from changes in value were attributable to increased share prices of various publicly held investments, the most significant of which were Dollar General Corporation and Legrand Holdings S.A. Our private portfolio contributed the remainder of the net unrealized gains from changes in value, the most significant of which were HCA Inc., Alliance Boots GmbH (healthcare sector) and US Foods, formerly known as US Foodservice (retail sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

          For the year ended December 31, 2009, approximately 40% of unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which were Legrand Holdings S.A., Avago Technologies Limited, Sealy Corporation and Rockwood Holdings, Inc. (NYSE: ROC). Our private portfolio contributed the remainder of the unrealized gains, the most significant of which were HCA Inc., KKR Debt Investors S.a.r.l. (financial services sector), and Alliance Boots GmbH. In addition, there was a significant unrealized gain due to the reversal of a previously recognized unrealized loss in connection with the write-off of our investment in Masonite International Inc. (manufacturing sector) when the loss became realized. The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance.

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

          AUM in our Private Markets segment was $46.2 billion at December 31, 2010, an increase of $7.4 billion, compared to $38.8 billion at December 31, 2009. The increase was primarily attributable to $8.7 billion of net unrealized gains resulting from changes in the market values of our private equity portfolio companies, as well as $3.0 billion of new capital raised. The net unrealized investment gains in our private equity funds were driven primarily by net unrealized gains of $3.2 billion, $1.4 billion, $1.3 billion, $0.9 billion, and $0.8 billion in our 2006 Fund, Millennium Fund, European Fund II, Asian Fund and European Fund, respectively. Approximately 40% of the net change in value for the year ended December 31, 2010 was attributable to changes in share prices of various publicly listed investments, notably increases in Dollar General Corporation, Legrand Holdings S.A. and NXP Semiconductors NV (NASDAQ: NXPI), which was taken public during the third quarter of 2010. Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized gains relating to HCA Inc. (healthcare sector). These unrealized gains were partially offset by significant unrealized losses related to Energy Future Holdings Corp. (energy sector) and U.N Ro-Ro Isletmeleri A.S. (transportation sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance. Partially offsetting these increases were distributions from our funds totaling $4.1 billion, which was comprised of $3.3 billion of realized gains and $0.8 billion of return of original cost.

  Fee Paying Assets Under Management

          The following table reflects the changes in our Private Markets FPAUM from December 31, 2009 to December 2010:

($ in thousands)
December 31, 2009 FPAUM	$36,484,400
New Capital Raised	2,971,600
Distributions	(650,300)
Foreign Exchange	(658,800)
Change in Value	39,800

December 31, 2010 FPAUM	$38,186,700

          FPAUM in our Private Markets segment was $38.2 billion at December 31, 2010, an increase of $1.7 billion, compared to $36.5 billion at December 31, 2009. The increase was primarily attributable to new fee paying capital raised during 2010, including $0.9 billion for our China Growth Fund and $1.1 billion for an infrastructure separately managed account. The increase was partially offset by distributions of $0.7 billion and a $0.7 billion decrease related to foreign exchange adjustments on foreign denominated commitments and invested capital.

  Committed Dollars Invested

          Committed dollars invested were $4.6 billion for the year ended December 31, 2010, an increase of $2.5 billion, compared to committed dollars invested of $2.1 billion for the year ended December 31, 2009.

  Uncalled Commitments

          As of December 31, 2010 our Private Markets segment had $12.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

  Public Markets Segment

          The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$84,984	$57,059	$50,754
Incentive Fees	34,243	38,832	4,472

Management and Incentive Fees	119,227	95,891	55,226

Net Transaction Fees:
Transaction Fees	11,996	19,117	—
Fee Credits	(5,930)	(12,336)	—

Net Transaction Fees	6,066	6,781	—

Total Fees	125,293	102,672	55,226

Expenses
Compensation and Benefits(a)	46,133	29,910	24,086
Occupancy and Related Charges	4,059	2,375	2,483
Other Operating Expenses	15,483	13,430	18,103

Total Expenses	65,675	45,715	44,672

Fee Related Earnings	59,618	56,957	10,554

Investment Income (Loss)
Gross Carried Interest	(2,590)	5,000	—
Less: Allocation to KKR Carry Pool	1,036	(2,000)	—

Net Carried Interest	(1,554)	3,000	—
Other Investment Income (Loss)	505	718	(5,260)

Total Investment Income (Loss)	(1,049)	3,718	(5,260)

Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	58,569	60,675	5,294
Income (Loss) Attributable to Noncontrolling Interests	599	537	15

Economic Net Income (Loss)	$57,970	$60,138	$5,279

Assets Under Management (Period End)	$15,380,700	$14,773,600	$13,361,300

Fee Paying Assets Under Management (Period End)	$8,527,600	$7,824,400	$6,295,400

Committed Dollars Invested	$980,700	$697,600	$—

Uncalled Commitments (Period End)	$1,330,200	$1,448,800	$816,327

(a)
Excludes an $8.0 million charge for non-cash equity based compensation during the year ended December 31, 2011 associated with equity awards granted under the KKR & Co. L.P. 2010 Equity Incentive Plan.

Year ended December 31, 2011 compared to year ended December 31, 2010

Fees

        Fees were $125.3 million for the year ended December 31, 2011, an increase of $22.6 million, compared to $102.7 million for the year ended December 31, 2010. The increase is primarily due to an increase in management fees of $27.9 million reflecting an increase in fee-paying assets under management partially offset by a decrease in incentive fees due to a decline in the financial performance of KFN when compared to the prior year.

Expenses

        Expenses were $65.7 million for the year ended December 31, 2011, an increase of $20.0 million, compared to $45.7 million for the year ended December 31, 2010. The increase was primarily due to an increase in compensation and benefits expense of $16.2 million primarily attributable to an increase in personnel to support growth in our Public Markets segment, including our equity strategies platform.

Fee Related Earnings

        Fee related earnings were $59.6 million for the year ended December 31, 2011, an increase of $2.6 million, compared to $57.0 million for the year ended December 31, 2010. The increase in fee related earnings is primarily due to the increase in fee income, partially offset by the increase in expenses, as described above.

Investment Income (Loss)

        Investment loss was of $1.0 million for the year ended December 31, 2011, as compared to investment income of $3.7 million for the year ended December 31, 2010. The decrease was primarily driven by the reversal of previously recognized net carried interests.

Economic Net Income

        Economic net income was $58.0 million for the year ended December 31, 2011, a decrease of $2.1 million, compared to economic net income of $60.1 million for the year ended December 31, 2010. The decrease in carried interest described above was the main contributor to the period over period decrease in economic net income.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2010 to December 31, 2011:

($ in thousands)
December 31, 2010 AUM	$14,773,600
New Capital Raised	1,559,100
Distributions	(633,900)
Redemptions	(801,100)
Change in Value	483,000

December 31, 2011 AUM	$15,380,700

        AUM in our Public Markets totaled $15.4 billion at December 31, 2011, an increase of $0.6 billion, compared to $14.8 billion at December 31, 2010. The increase for the period was due to $1.6 billion of new capital raised and a $0.5 billion increase in the net asset value of certain investment vehicles, which was largely offset by $0.8 billion of redemptions in our liquid credit separately managed accounts and $0.6 billion of distributions from our other funds and vehicles.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2010 to December 31, 2011:

($ in thousands)
December 31, 2010 FPAUM	$7,824,400
New Capital Raised	1,346,300
Distributions	(269,500)
Redemptions	(801,100)
Change in Value	427,500

December 31, 2011 FPAUM	$8,527,600

        FPAUM in our Public Markets segment was $8.5 billion at December 31, 2011, an increase of $0.7 billion, from $7.8 billion at December 31, 2010. The increase for the period was due to $1.3 billion of new capital raised, and a $0.4 billion increase in the net asset value of certain investment vehicles, which were largely offset by $0.8 billion of redemptions in our liquid credit separately managed accounts and $0.3 billion of distributions from our other funds and vehicles.

Committed Dollars Invested

        Committed dollars invested were $980.7 million for the year ended December 31, 2011, an increase of $283.1 million, compared to committed dollars invested of $697.6 million for the year ended December 31, 2010 reflecting more completed transactions during the current period.

Uncalled Commitments

        As of December 31, 2011, our Public Markets segment had $1.3 billion of uncalled commitments that could be called for investments in new transactions.

Year ended December 31, 2010 compared to year ended December 31, 2009

Fees

        Our Public Markets segment earned fees of $102.7 million for the year ended December 31, 2010, an increase of $47.5 million, compared to fees of $55.2 million for the year ended December 31, 2009. The increase is primarily the result of an increase in incentive fee income from KFN of $34.3 million, from $4.5 million for the year ended December 31, 2009 to $38.8 million for the year ended December 31, 2010. The increase in incentive fee income is a result of KFN's financial performance exceeding the required benchmark. The increase in fees is also attributable to increased fee paying assets under management associated with new capital raised (see "Fee Paying Assets Under Management" table below) and $6.8 million of net transaction fees earned during the year ended December 31, 2010. No transaction fees were earned during the year ending December 31, 2009. These increases in fees were partially offset by an $11.7 million decrease in management fees from structured finance vehicles. In 2009, we elected to temporarily receive management fees from structured finance vehicles in lieu of being reimbursed $13.0 million of expenses by KFN and the Strategic Capital Funds. We ceased electing to receive management fees in lieu of the expense reimbursement in the first quarter of 2010 and, as a result, received only $1.3 million of such fees in 2010.

Expenses

        Expenses in our Public Markets segment were $45.7 million for the year ended December 31, 2010, an increase of $1.0 million, compared to expenses of $44.7 million for the year ended December 31, 2009. The increase was primarily due to an increase in employee compensation and benefits expense of $5.8 million reflecting the hiring of additional personnel and the continued growth of this segment. Partially offsetting the increase in employee compensation and benefits was a decrease in other operating expenses of $4.6 million which was primarily attributable to an $11.7 million decrease in waived expense reimbursements. We waived $13.0 million of expense reimbursements during 2009 from KFN and the Strategic Capital Funds, versus only $1.3 million in 2010, as noted above. This decrease in other operating expenses was partially offset by increased general and administrative expenses resulting from the expansion of our business.

Fee Related Earnings

        Fee related earnings in our Public Markets segment were $57.0 million for the year ended December 31, 2010, an increase of $46.4 million, compared to fee related earnings of $10.6 million for the year ended December 31, 2009. The increase in fee related earnings is primarily due to the increase in fees described above.

Investment Income (Loss)

        Our Public Markets segment had investment income of $3.7 million for the year ended December 31, 2010, an increase of $9.0 million, compared to investment losses of $5.3 million for the year ended December 31, 2009. The increase was primarily driven by net carried interest from certain special situations separately managed accounts earned in the year ended December 31, 2010.

Economic Net Income

        Economic net income in our Public Markets segment was $60.1 million for the year ended December 31, 2010, an increase of $54.8 million, compared to economic net income of $5.3 million for the year ended December 31, 2009. The increase in fee related earnings described above was the main contributor to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2009 to December 31, 2010:

($ in thousands)
December 31, 2009 AUM	$13,361,300
New Capital Raised	1,970,100
Distributions	(49,200)
Redemptions	(1,232,500)
Change in Value	723,900

December 31, 2010 AUM	$14,773,600

        AUM in our Public Markets segment totaled $14.8 billion at December 31, 2010, an increase of $1.4 billion, compared to $13.4 billion at December 31, 2009. The increase was driven by $2.0 billion of new capital raised across our various Public Markets strategies, as well as a $0.7 billion increase in the net asset value of KFN and certain other fixed income vehicles. These increases were partially offset by $1.2 billion of redemptions in our liquid credit separately managed accounts.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2009 to December 31, 2010:

($ in thousands)
December 31, 2009 FPAUM	$6,295,400
New Capital Raised	1,893,000
Distributions	(49,200)
Redemptions	(1,232,500)
Change in Value	917,700

December 31, 2010 FPAUM	$7,824,400

        FPAUM in our Public Markets segment totaled $7.8 billion at December 31, 2010, an increase of $1.5 billion, compared to $6.3 billion at December 31, 2009. The increase was driven by $1.9 billion of new capital raised across our various Public Markets strategies, as well as a $0.9 billion increase in the net asset value of KFN and certain other fixed income vehicles. These increases were partially offset by $1.2 billion of redemptions in our liquid credit separately managed accounts.

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

Capital Markets and Principal Activities Segment

        The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—	$—
Incentive Fees	—	—	—

Management and Incentive Fees	—	—	—

Monitoring and Transaction Fees:
Monitoring Fees	—	—	—
Transaction Fees	170,480	105,266	34,129
Fee Credits	—	—	—

Net Monitoring and Transaction Fees	170,480	105,266	34,129

Total Fees	170,480	105,266	34,129

Expenses
Compensation and Benefits(a)	26,109	16,863	9,455
Occupancy and Related Charges	1,256	945	783
Other Operating Expenses	12,171	8,376	5,238

Total Expenses	39,536	26,184	15,476

Fee Related Earnings	130,944	79,082	18,653

Investment Income (Loss)
Gross Carried Interest	—	—	—
Less: Allocation to KKR Carry Pool	—	—	—

Net Carried Interest	—	—	—
Other Investment Income (Loss)	202,802	1,219,053	349,679

Total Investment Income (Loss)	202,802	1,219,053	349,679

Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	333,746	1,298,135	368,332
Income (Loss) Attributable to Noncontrolling Interests	3,536	3,033	581

Economic Net Income (Loss)	$330,210	$1,295,102	$367,751

(a)
Excludes a $0.4 million charge for non-cash equity based compensation during the year ended December 31, 2011 associated with equity awards granted under the KKR & Co. L.P. 2010 Equity Incentive Plan.

Year ended December 31, 2011 compared to year ended December 31, 2010

Fees

        Fees in our Capital Markets and Principal Activities segment were $170.5 million for the year ended December 31, 2011, an increase of $65.2 million, compared to fees of $105.3 million for the year ended December 31, 2010. The increase was primarily due to an increase in the size and number of various equity and debt transactions during the period. Overall, we completed 72 capital markets transactions for the year ended December 31, 2011 of which 15 represented equity offerings and 57 represented debt offerings, as compared to 50 transactions for the year ended December 31, 2010 of which 14 represented equity offerings and 36 represented debt offerings. The fees were earned in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Expenses in our Capital Markets and Principal Activities segment were $39.5 million for the year ended December 31, 2011, an increase of $13.3 million, compared to expenses of $26.2 million for the year ended December 31, 2010. The increase was primarily due to a $9.2 million increase in Compensation and Benefits expense and a $4.1 million increase in occupancy and other operating expenses relating primarily to increased headcount and the overall expansion of the capital markets business.

Fee Related Earnings

        Fee related earnings in our Capital Markets and Principal Activities segment were $130.9 million for the year ended December 31, 2011, an increase of $51.8 million, compared to fee related earnings of $79.1 million for the year ended December 31, 2010. The increase was due to the increase in fees, partially offset by the increase in expenses as described above.

Investment Income (Loss)

        Investment income was $202.8 million for the year ended December 31, 2011 a decrease of $1.0 billion, compared to investment income of $1.2 billion for the year ended December 31, 2010 driven primarily by a lower level of appreciation of our balance sheet investments.

	Year Ended December 31,
	2011	2010
	($ in thousands)
Net Realized Gains (Losses)	$151,666	$26,241
Net Unrealized Gains (Losses)	16,514	966,869
Dividend Income	30,767	226,616
Interest Income	46,556	25,746
Interest Expense	(42,701)	(26,419)

Other Investment Income (Loss)	$202,802	$1,219,053

        For the year ended December 31, 2011, net realized gains were comprised of $345.1 million of realized gains from the sale of certain private equity investments, the most significant of which were Dollar General Corporation, HCA, Inc., Avago Technologies Limited, and Hilcorp Resources, LLC, partially offset by $193.4 million of realized losses primarily from the completion of the bankruptcy of Capmark Financial Group, Inc. The net unrealized gains were comprised of unrealized gains relating to the reversals of previously recognized unrealized losses related primarily to the completion of the bankruptcy of Capmark Financial Group, Inc. and net unrealized gains reflecting increases in the value of various private equity investments, most notably Dollar General Corporation and The Nielsen Company. These net unrealized gains were offset by the reversals of previously recognized unrealized gains in connection with partial sales of private equity investments, most notably HCA, Inc. and Dollar General Corporation.

        For the year ended December 31, 2010, net realized gains were comprised of $150.3 million of gains from the sale of certain private equity investments, the most significant of which was the partial sale of Dollar General Corporation, and $124.1 million of losses from the sale of non-private equity investments, which related primarily to the write-off of our investment in Aero Technical Support & Services S.a.r.L (industrial sector). The net unrealized gains were comprised of $821.8 million of net unrealized appreciation of private equity investments, the most significant of which were Dollar General Corporation and NXP Semiconductors NV. Dividend income of $226.6 million in 2010 primarily consisted of dividends earned from HCA Inc.

Economic Net Income (Loss)

        Economic net income in our Capital Markets and Principal Activities segment was $330.2 million for the year ended December 31, 2011, a decrease of $1.0 billion, compared to economic net income of $1.3 billion for the year ended December 31, 2010. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income.

Year ended December 31, 2010 compared to year ended December 31, 2009

Fees

        Fees in our Capital Markets and Principal Activities segment were $105.3 million for the year ended December 31, 2010, an increase of $71.2 million, compared to $34.1 million for the year ended December 31, 2009. Overall, we completed 50 transactions for the year ended December 31, 2010 of which 14 represented equity offerings and 36 represented debt offerings, as compared to 11 transactions for the year ended December 31, 2009 of which 2 represented equity offerings and 9 represented debt offerings. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting the offerings of equity securities than with respect to the issuance of debt securities, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Expenses were $26.2 million for the year ended December 31, 2010, an increase of $10.7 million, compared to $15.5 million for the year ended December 31, 2009. The increase was primarily due to a $7.4 million increase in employee compensation and benefits expense relating primarily to increased headcount in connection with the expansion of our business as well as to an increase in incentive compensation resulting from the improved overall financial performance of our capital markets business.

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

        In 2010, the net unrealized gains were comprised of $821.8 million of net unrealized gains from private equity investments, the most significant of which were Dollar General Corporation and NXP Semiconductors NV, which went public in the third quarter of 2010, as well as $145.1 million of net unrealized gains from non-private equity investments (total net unrealized gains included reversals of previously recorded unrealized losses of $216.7 million related to the sale of investments during the year). Net realized gains were comprised of $150.3 million of realized gains from the sale of certain private equity investments, the most significant of which was the partial sale of Dollar General Corporation, and $124.1 million of realized losses from the sale of non-private equity investments, which related primarily to the write-off of our investment in Aero Technical Support & Services S.a.r.l. (industrial sector). Dividend income of $226.6 million in 2010 primarily consisted of dividends earned from HCA Inc.

        In 2009, net unrealized gains were comprised of $293.8 million of net unrealized gains from private equity investments, the most significant of which were Dollar General Corporation, which went public in the fourth quarter of 2009, NXP Semiconductors N.V. and HCA Inc., as well as $39.8 million of net unrealized gains from non-private equity investments.

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

Segment Book Value

        The following table presents our segment statement of financial condition as December 31, 2011:

	As of December 31, 2011
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments
Cash and short-term investments	$296,717	$8,087	$684,637	$989,441
Investments	—	—	4,743,406	4,743,406
Unrealized carry	419,523	1,447	—	420,970
Other assets	139,432	58,360	63,799	261,591

Total assets	$855,672	$67,894	$5,491,842	$6,415,408

Debt obligations	$—	$—	$500,000	$500,000
Other liabilities	128,590	8,153	49,329	186,072

Total liabilities	$128,590	$8,153	$549,329	$686,072

Noncontrolling interests	(1,358)	729	19,381	18,752

Book value	$728,440	$59,012	$4,923,132	$5,710,584

Book value per adjusted unit	$1.06	$0.09	$7.14	$8.29

        The following table provides a reconciliation of KKR's GAAP Common Units Outstanding to Adjusted Units.

Units
GAAP Common Units Outstanding—Basic	227,150,182
Unvested Common Units	6,028,444

GAAP Common Units Outstanding—Diluted	233,178,626

Adjustments:
KKR Holdings Units	456,214,235

Adjusted Units	689,392,861

As of December 31, 2011
KKR & Co. L.P. partners' capital	$1,328,698
Plus: Noncontrolling interests held by KKR Holdings L.P.	4,342,157
Plus: Equity impact of KKR Management Holdings Corp. and other	39,729

Book value	5,710,584
Adjusted units	689,392,861

Book value per adjusted unit	$8.29

Liquidity

        We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis involve: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds; (iv) funding our growth initiatives; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our owners; and (vii) borrowings, interest payments and repayments under credit agreements, the Senior Notes and other borrowing arrangements. As of December 31, 2011, we had cash and short-term investments on a segment basis of $989.4 million.

Sources of Liquidity

        Our principal sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) realizations on and sales of principal investments; and (iv) borrowings under our credit facilities and other borrowing arrangements described below.

        Carried interest is distributed to the general partner of a vehicle with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns on realized investments since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to investors in an amount sufficient to reduce remaining cost to the investments' fair value.

        We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these facilities and other borrowing arrangements.

Revolving Credit Agreements

        For the year ended December 31, 2011, $50 million of borrowings were made during the year and no borrowings were outstanding as of December 31, 2011, under any of the revolving credit agreements described below. We may, however, utilize these facilities prospectively in the normal course of our operations.

  •
  On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the "Corporate Credit Agreement"). The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement (the "Amended and Restated Corporate Credit Agreement") such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes discussed below became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. On June 3, 2011, the Amended and Restated Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment increased the availability for borrowings under the credit facility to $750 million. As of December 31, 2011, no borrowings were outstanding under the Amended and Restated Corporate Credit Agreement. During the year ended December 31, 2011, $50.0 million was drawn and subsequently repaid.

  •
  On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. Borrowings under this facility may only be used for our capital markets business. As of December 31, 2011, no borrowings were outstanding under the credit facility. For the year ended December 31, 2011, no amounts were drawn under the KCM Credit Facility.

  •
  In June 2007, KKR PEI Investments L.P., (the "KPE Investment Partnership") entered into a five-year revolving credit agreement, expiring in June 2012, with a syndicate of lenders (the "Principal Credit Agreement"). During December 2011, the KPE Investment Partnership elected to terminate the Principal Credit Agreement in advance of its scheduled June 2012 expiration date as the facility was not contemplated to be further utilized in light of anticipated borrowing needs and availability under the Corporate Credit Agreement. For the year ended December 31, 2011, no amounts were drawn under the Principal Credit Agreement.

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

  •
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

Liquidity Needs

        We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies; (ii) service debt obligations, as well as any contingent liabilities that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings as described below; (v) make cash distributions in accordance with our distribution policy; (vi) underwrite commitments within our capital markets business and (vii) acquire additional principal assets. We may also require cash to fund contingent obligations including those under clawback and net-loss sharing arrangements. See "—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis." We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

Capital Commitments

        The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to the funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing. In addition, we are responsible for the uncalled commitments of the KPE Investment Partnership as a partner in our private equity funds. The following table presents our uncalled commitments to our active investment funds as of December 31, 2011:

Uncalled Commitments
($ in thousands)
Private Markets
European Fund III	$266,900
2006 Fund	126,200
Asian Fund	64,300
Infrastructure Fund	36,000
E2 Investors (Annex Fund)	28,100
Natural Resources I	18,800
China Growth Fund	7,200
Other Private Markets Commitments	9,100

Total Private Markets Commitments	556,600

Public Markets
Lending Partners	71,000
Mezzanine Fund	32,800
Special Situations Vehicles	4,800

Total Public Markets Commitments	108,600

Total Uncalled Commitments	$665,200

        As of February 7, 2012, we committed $300 million of capital to North America Fund XI. We expect to fund commitments with cash and short-term investments, proceeds from realizations of principal assets and other sources of liquidity available to us.

Tax Receivable Agreement

        We and certain intermediate holding companies that are taxable corporations for U.S. federal, state and local income tax purposes, may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Management Holdings L.P. made an election under Section 754 of the Internal Revenue Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs, which may result in an increase in our intermediate holding companies' share of the tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our intermediate holding companies' share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax our intermediate holding companies would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        We have entered into a tax receivable agreement with KKR Holdings requiring our intermediate holding companies to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation is an obligation of our intermediate holding companies and not of either KKR Group Partnership. As such, the cash distributions to common unitholders may vary from holders of KKR Group Partnership Units (held by KKR Holdings and our principals) to the extent payments are made under the tax receivable agreement to selling holders of KKR Group Partnership Units to date. As the payments reflect actual tax savings received by KKR entities, there may be a timing difference between the tax savings received by KKR entities and the cash payments to selling holders of KKR Group Partnership Units. As of December 31, 2011, approximately $0.2 million of cash payments have been made under the tax receivable agreement.

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

Distributions

        We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. KKR does not intend to distribute gains on principal investments, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are generally intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships, KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For purposes of KKR's distribution policy, our distributions are expected to consist of an amount comprised of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of its carry pool, and (iii) any additional distributions for certain taxes as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) noncontrolling interests, and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of our business and other matters as discussed above.

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

Other Liquidity Needs

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

        In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2011 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$665.2	$—	$—	$—	$665.2
Debt payment obligations(2)	—	—	—	500.0	500.0
Interest obligations on debt(3)	34.8	64.9	64.4	127.5	291.6
Lending commitments(4)	81.7	—	—	—	81.7
Lease obligations	40.8	81.3	77.4	150.0	349.5

Total	$822.5	$146.2	$141.8	$777.5	$1,888.0

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

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2011 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2011, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents obligations in our capital markets business to lend under various revolving credit facilities.

        In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our consolidated financial statements as of December 31, 2011 relating to indemnification obligations.

        The partnership documents governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors at the end of the life of the fund. Our principals are responsible for any clawback obligation relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships in accordance with the terms of the instruments governing the KKR Group Partnerships. As of December 31, 2011, assuming that all applicable private equity funds were liquidated at no value, the amount of carried interest distributed that would be subject to this clawback provision would be $800.9 million, of which $577.3 million would be borne by KKR and carry pool participants and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their December 31, 2011 fair values, the clawback obligation would have been $82.7 million, of which $55.9 million is recorded in due from affiliates, $7.7 million is due from noncontrolling interest holders, $7.6 million reduces the amount of carried interest payable to KKR's principals, and $11.5 million is the obligation of KKR.

        Our other investment vehicles, including mezzanine, infrastructure and special situations generally include clawback provisions, however, no distributions of carried interest have been made with respect to these vehicles as of December 31, 2011.

        The instruments governing certain of our private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the "net loss sharing provisions," certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of December 31, 2011, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $1,006.6 million as of December 31, 2011.

        Unlike the "clawback" provisions, the KKR Group Partnerships will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

        In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2011. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$9,268.7	$—	$—	$—	$9,268.7
Debt payment obligations(2)	212.2	229.3	625.0	500.0	1,566.5
Interest obligations on debt(3)	82.5	94.2	185.1	127.5	489.3
Lending commitments(4)	81.7	—	—	—	81.7
Lease obligations	40.8	81.3	77.4	150.0	349.5

Total	$9,685.9	$404.8	$887.5	$777.5	$11,755.7

(1)
These uncalled commitments represent amounts committed by our consolidated investment funds, which include amounts committed by KKR and our fund investors, to fund the purchase price paid for each investment made by our investment funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the rates at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Liquidity—Liquidity Needs."

(2)
Amounts include Senior Notes, gross of unamortized discount as well as financing arrangements entered into by our consolidated funds. Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns. Such financing arrangements include $796.4 million of financing provided through total return swaps and $270.1 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns and are not direct obligations of the general partners of our private equity funds or our management companies.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2011 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2011, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents obligations in our capital markets business to lend under various revolving credit facilities.

Off Balance Sheet Arrangements

        Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Consolidated Statement of Cash Flows

        The accompanying consolidated statements of cash flows include the cash flows of our consolidated entities which, in particular, include our consolidated funds despite the fact that we have only a minority economic interest in those funds. The assets of consolidated funds, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our consolidated statements of cash flows. The primary cash flow activities of our consolidated funds involve: (i) raising capital from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds are treated as investment companies for accounting purposes, these cash flow amounts are included in our cash flows from operations.

Net Cash Provided by (Used in) Operating Activities

        Our net cash provided by (used in) operating activities was $(0.2) billion, $0.7 billion and $(0.3) billion during the years ended December 31, 2011, 2010 and 2009, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $(0.2) billion, $0.3 billion and $(1.2) billion during the years ended December 31, 2011, 2010 and 2009, respectively; (ii) net realized gains (losses) on investments of $3.3 billion, $2.4 billion and $(0.3) billion during the years ended December 31, 2011, 2010 and 2009, respectively; and (iii) change in unrealized gains (losses) on investments of $(2.3) billion, $5.3 billion and $7.8 billion during the years ended December 31, 2011, 2010 and 2009, respectively. Certain KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

        Our net cash provided by (used in) investing activities was $(47.6) million, $(1.3) million and $(43.0) million during the years ended December 31, 2011, 2010 and 2009, respectively. Our investing activities included the purchases of furniture, equipment and leasehold improvements of $18.2 million, $13.1 million and $21.1 million, as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $29.3 million, $(11.8) million and $21.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Net Cash Provided by (Used in) Financing Activities

        Our net cash (used in) provided by financing activities was $0.4 billion, $(0.5) billion and $0.7 billion during the years ended December 31, 2011, 2010 and 2009, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling interests, of $0.4 billion, $0.1 billion and $0.8 billion during the years ended December 31, 2011, 2010 and 2009, respectively; (ii) net proceeds received net of repayment of debt obligations of $0.1 billion, $(0.6) billion and $(0.3) billion during the years ended December 31, 2011, 2010 and 2009, respectively; and (iii) distributions to, net of contributions by our equity holders, of $(0.2) billion, $(0.1) billion and $(0.2) billion during the years ended December 31, 2011, 2010 and 2009, respectively.

Critical Accounting Policies

        The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of fees, expenses and investment income. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated financial statements in the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions. Please see the notes to the consolidated financial statements included elsewhere in this report for further detail regarding our critical accounting policies.

Principles of Consolidation

        Our policy is to consolidate (i) those entities in which we hold a majority voting interest or have majority ownership and control over significant operating, financial and investing decisions of the entity, including those private equity, fixed income, and other investment funds and their respective consolidated funds in which the general partner is presumed to have control, or (ii) entities determined to be variable interest entities ("VIEs") for which we are considered the primary beneficiary.

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

        The KKR funds are consolidated notwithstanding the fact that we have only a minority economic interest in those funds. The consolidated financial statements reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated KKR funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors, are attributed to noncontrolling interests in the accompanying consolidated financial statements. All of the management fees and certain other amounts earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to us or our partners' capital.

        Noncontrolling interests represent the ownership interests held by entities or persons other than us.

Fair Value of Investments

        Certain KKR funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments in portfolio companies. Rather, KKR reflects their investments in portfolio companies at fair value with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

        We categorize and disclose our investments and other financial instruments measured and reported at fair value based on the hierarchical levels as defined within GAAP. GAAP establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type and the characteristics specific to the asset or liability. Investments and other financial instruments for which fair value can be measured from quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

        Investments measured and reported at fair value are classified and disclosed in one of the following categories:

          Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The type of investments and other financial instruments included in Level I include publicly-listed equities, publicly-listed derivatives, and securities sold short. KKR does not adjust the quoted price for these investments, even in situations where KKR holds a large position and a sale could reasonably affect the quoted price. We classified 29.5% of total investments measured and reported at fair value as Level I at December 31, 2011.

          Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is generally determined through the use of models or other valuation methodologies. Investments and other financial instruments which are included in this category generally include fixed income investments, convertible debt securities indexed to publicly-listed securities, fixed income securities sold short and certain over-the-counter derivatives. We classified 9.0% of total investments measured and reported at fair value as Level II at December 31, 2011.

          Level III—Pricing inputs are unobservable for the asset or liability and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include private portfolio companies and fixed income investments for which a sufficiently liquid trading market does not exist. We classified 61.5% of total investments measured and reported at fair value as Level III at December 31, 2011. The valuation of our

  Level III investments at December 31, 2011 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

        When determining fair values of investments, we use the last reported market price as of the statement of financial condition date for investments that have readily observable market prices. If no sales occurred on such day, we use the "bid" price at the close of business on that date and, if sold short, the "asked" price at the close of business on that date. Forward contracts are valued based on market rates or prices obtained from recognized financial data service providers.

        The majority of our private equity investments are valued utilizing unobservable pricing inputs. Management's determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management's best estimates after consideration of a variety of internal and external factors. We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market multiples approach that considers a specified financial measure (such as EBITDA) and recent public and private transactions and other available measures for valuing comparable companies. Other factors such as the applicability of a control premium or illiquidity discount, the presence of significant unconsolidated assets and liabilities and any favorable or unfavorable tax attributes are also considered in arriving at a market multiples valuation. The second methodology utilized is typically a discounted cash flow approach. In this approach, we incorporate significant assumptions and judgments in determining the most likely buyer, or market participant for a hypothetical sale, which might include an initial public offering, private equity investor, strategic buyer or a transaction consummated through a combination of any of the above. Estimates of assumed growth rates, terminal values, discount rates, capital structure, risk premiums and other factors are employed in this approach, and in certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates. The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two methodologies, adjusted for issues related to achieving liquidity including size, registration process, corporate governance structure, timing, an initial public offering discount and other factors, if applicable. As discussed above, we utilize several unobservable pricing inputs and assumptions in determining the fair value of our private equity investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions.

        Approximately 29.5% or $11.1 billion, and 26.0%, or $9.5 billion, of the value of our investments were valued using quoted market prices, which have not been adjusted, as of December 31, 2011 and December 31, 2010, respectively.

        Approximately 70.5%, or $26.4 billion, and 74.0%, or $27.0 billion, of the value of our investments were valued in the absence of readily observable market prices as of December 31, 2011 and December 31, 2010, respectively. The majority of these investments were valued using internal models with significant unobservable market parameters and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable market prices had existed. Additional external factors may cause those values, and the values of investments for which readily observable market prices exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and partners' capital that we report from time to time.

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

        Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of December 31, 2011, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a 10% immediate change in net gains (losses) from the funds' investment activities (including carried interest when applicable), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. However, we estimate the impact that the consequential decrease in investment income would have on net income attributable to KKR would be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests.

        As of December 31, 2011, private equity investments which represented greater than 5% of the net assets of consolidated private equity investments included: (i) Dollar General Corporation valued at $3.4 billion; (ii) Alliance Boots GmbH valued at $2.5 billion; and (iii) HCA, Inc. valued at $1.9 billion.

        The majority of the value of the investments in our consolidated fixed income funds were valued using observable market parameters, which may include quoted market prices, as of December 31, 2011 and December 31, 2010. Quoted market prices, when used, are not adjusted.

Revenue Recognition

        Fees consist primarily of (i) monitoring, consulting and transaction fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, and (iii) fees from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized in the period during which the related services are performed.

        KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of December 31, 2011, the amount subject to refund for which no liability has been recorded approximates $91.4 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

Recognition of Investment Income

        Investment income consists primarily of the net impact of: (i) realized and unrealized gains and losses on investments, (ii) dividends, (iii) interest income, (iv) interest expense and (v) foreign exchange gains and losses relating to mark-to-market activity on foreign exchange forward contracts, foreign currency options and foreign denominated debt. Unrealized gains or losses result from changes in fair value of investments during the period and are included in net gains (losses) from investment activities. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized. While this reversal generally does not significantly impact the net amounts of gains (losses) that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.

        Due to the consolidation of the majority of our funds, the portion of our funds' investment income that is allocable to our carried interests and capital investments is not shown in the consolidated financial statements. Instead, the investment income that KKR retains in its net income, after allocating amounts to noncontrolling interests, represents the portion of its investment income that is allocable to us. Because the substantial majority of our funds are consolidated and because we hold only a minority economic interest in our funds' investments, our share of the investment income generated by our funds' investment activities is significantly less than the total amount of investment income presented in its financial statements.

Recognition of Carried Interest in Statement of Operations

        Carried interest entitles the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interest are included as investment income (loss) in net gains (losses) from investment activities and are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as investment losses in net gains (losses) from investment activities. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of our private equity funds, we believe that this approach results in income recognition that best reflects our periodic performance in the management of those funds.

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

        Our other investment vehicles, including mezzanine, infrastructure and special situations, generally include clawback provisions; however, no distributions of carried interest have been made with respect to these vehicles as of December 31, 2011.

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

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amended guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements is provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarify that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity's holding (e.g., a blockage factor) rather than as a characteristic of the asset or liability (e.g., a control premium) is not permitted in a fair value measurement.

        The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy.

        The amended guidance is effective for interim and annual periods beginning after December 15, 2011. As the impact of the guidance is primarily limited to enhanced disclosures, adoption is not expected to have a material impact on the KKR's financial statements.

        In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provide an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and should be applied on a retrospective basis. As the amendments are limited to presentation only, adoption is not expected to have a material impact on KKR's financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market Risk

        Our funds hold investments that are reported at fair value. Net changes in the fair value of investments impact the net gains from investments in our combined statements of operations. Based on the investments of our funds as of December 31, 2011, we estimate that a 10% decrease in the fair value of our funds' investments would result in a corresponding reduction in investment income. However, we estimate the impact that the consequential decrease in investment income would have on our reported income attributable to Group Holdings would be significantly less than the amount presented above, given that a substantial majority of the change in fair value would be attributable to noncontrolling interests.

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

Exchange Rate Risk

        Our investment funds make investments from time to time in currencies other than those in which their capital commitments are denominated. Those investments expose us and our fund investors to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the capital commitments are denominated and the currency in which the investments are made. Our policy is to minimize these risks by employing hedging techniques, including using foreign currency options and foreign exchange contracts to reduce exposure to future changes in exchange rates when our funds have invested a meaningful amount of capital in currencies other than the currencies in which their capital commitments are denominated.

        Because most of the capital commitments to our funds are denominated in U.S. dollars, our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our investments are denominated (primarily euros, British pounds, Indian rupees and Australian dollars). We estimate that a simultaneous parallel movement by 10% in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our funds' investments were denominated as of December 31, 2011 would result in net gains or losses from investment activities of our funds of $738.7 million. However, we estimate that the effect on its income before taxes and its net income from such a change would be significantly less than the amount presented above, because a substantial majority of the gain or loss would be attributable to noncontrolling interests in our funds.

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

Interest Rate Risk

        We have debt obligations that include revolving credit agreements and certain investment financing arrangements structured through the use of total return swaps which effectively convert third party capital contributions into our borrowings. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. Based on our debt obligations payable at December 31, 2011 (inclusive of debt obligations of our consolidated funds), we estimate that interest expense relating to variable rates would increase on an annual basis by $10.7 million in the event interest rates were to increase by 100 basis points. The estimated impact on interest expense is solely on the debt obligations of our consolidated funds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of KKR & Co. L.P.:

        We have audited the accompanying consolidated and combined statements of financial condition of KKR & Co. L.P. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated and combined statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherit limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

New York, New York
February 24, 2012

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF FINANCIAL CONDITION

(Amounts in Thousands, Except Unit Data)

	December 31, 2011	December 31, 2010
Assets
Cash and Cash Equivalents	$843,261	$738,693
Cash and Cash Equivalents Held at Consolidated Entities	930,886	695,902
Restricted Cash and Cash Equivalents	89,828	60,482
Investments	37,495,360	36,449,770
Due from Affiliates	149,605	136,556
Other Assets	868,705	309,754

Total Assets	$40,377,645	$38,391,157

Liabilities and Equity
Debt Obligations	$1,564,716	$1,486,960
Due to Affiliates	43,062	18,047
Accounts Payable, Accrued Expenses and Other Liabilities	1,085,217	886,108

Total Liabilities	2,692,995	2,391,115

Commitments and Contingencies
Redeemable Noncontrolling Interests	275,507	—

Equity
KKR & Co. L.P. Partners' Capital (227,150,182 and 212,770,091 common units issued and outstanding as of December 31, 2011 and December 31, 2010, respectively)	1,330,887	1,324,530
Accumulated Other Comprehensive Income (Loss)	(2,189)	1,963

Total KKR & Co. L.P. Partners' Capital	1,328,698	1,326,493
Noncontrolling Interests	36,080,445	34,673,549

Total Equity	37,409,143	36,000,042

Total Liabilities and Equity	$40,377,645	$38,391,157

See accompanying notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Unit and Per Unit Data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues
Fees	$723,620	$435,386	$331,271

Expenses
Compensation and Benefits	868,749	1,344,455	838,072
Occupancy and Related Charges	54,282	39,692	38,013
General, Administrative and Other	290,974	378,516	319,625

Total Expenses	1,214,005	1,762,663	1,195,710

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	981,858	7,755,090	7,505,005
Dividend Income	225,073	1,250,293	186,324
Interest Income	321,943	226,824	142,117
Interest Expense	(72,758)	(53,099)	(79,638)

Total Investment Income (Loss)	1,456,116	9,179,108	7,753,808

Income (Loss) Before Taxes	965,731	7,851,831	6,889,369
Income Taxes	89,245	75,360	36,998

Net Income (Loss)	876,486	7,776,471	6,852,371
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,318	—	—
Net Income (Loss) Attributable to Noncontrolling Interests	870,247	7,443,293	6,002,686

Net Income (Loss) Attributable to KKR & Co. L.P.	$1,921	$333,178	$849,685

Distributions Declared per KKR & Co. L.P. Common Unit	$0.74	$0.60	$0.08

			October 1, 2009 through December 31, 2009
Net Loss Attributable to KKR & Co. L.P.			$(78,221)

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.01	$1.62	$(0.38)
Diluted	$0.01	$1.62	$(0.38)
Weighted Average Common Units Outstanding
Basic	220,235,469	206,031,682	204,902,226
Diluted	222,519,174	206,039,244	204,902,226

See accompanying notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Total Comprehensive Income
Balance at January 1, 2009	—	$150,634	$1,245	$19,698,478	$19,850,357	$—

Comprehensive Income:
Net Income (Loss)		927,906		4,674,727	5,602,633		$5,602,633
Other Comprehensive Income- Currency Translation Adjustment			2,417	5	2,422		2,422

Total Comprehensive Income							$5,605,055

Capital Contributions		35,499		1,935,044	1,970,543
Capital Distributions		(320,760)		(993,288)	(1,314,048)

Balance at September 30, 2009	—	793,279	3,662	25,314,966	26,111,907	—

Non-Contributed Assets (1996 Fund L.P.)		(146,448)		(761,236)	(907,684)
Retained Interests		(368,909)	(36)	464,225	95,280
Reallocation of Net Assets from KKR PEI Investments L.P.		3,029,070		(3,029,070)	—
Contributions of Net Assets of KPE		450,851			450,851
Reallocation of Interests to KKR Holdings L.P.		(2,630,491)	(2,538)	2,633,029	—
Deferred Tax Effects Resulting from the Transactions		(36,547)			(36,547)

Balance at October 1, 2009	204,902,226	1,090,805	1,088	24,621,914	25,713,807	—

Comprehensive Income:
Net Income (Loss)		(78,221)		1,327,959	1,249,738		$1,249,738
Other Comprehensive Income- Currency Translation Adjustment			105	248	353		353

Total Comprehensive Income							$1,250,091

Equity Based Compensation				562,373	562,373
Capital Contributions		72		470,323	470,395
Capital Distributions				(635,185)	(635,185)

Balance at December 31, 2009	204,902,226	1,012,656	1,193	26,347,632	27,361,481	—

Comprehensive Income:
Net Income (Loss)		333,178		7,443,293	7,776,471		$7,776,471
Other Comprehensive Income- Currency Translation Adjustment			683	295	978		978

Total Comprehensive Income							$7,777,449

Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	7,867,865	69,940	59	(69,999)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		674	28		702
Equity Based Compensation				824,193	824,193
Capital Contributions				4,995,347	4,995,347
Capital Distributions		(91,918)		(4,867,212)	(4,959,130)

Balance at December 31, 2010	212,770,091	$1,324,530	$1,963	$34,673,549	$36,000,042	$—

See accompanying notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Total Comprehensive Income
Balance at December 31, 2010	212,770,091	1,324,530	1,963	34,673,549	36,000,042	—

Comprehensive Income:
Net Income (Loss)		1,921		870,247	872,168	4,318	876,486
Other Comprehensive Income-
Currency Translation Adjustment			(3,731)	(8,639)	(12,370)		(12,370)

Total Comprehensive Income							$864,116

Contributions of Net Assets of previously Unconsolidated Entities				69,600	69,600
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	14,023,094	140,313	71	(140,384)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		1,971	(492)		1,479
Delivery of Common Units—Equity Incentive Plan	356,997				—
Equity Based Compensation		16,617		453,604	470,221
Capital Contributions				6,227,073	6,227,073	271,676
Capital Distributions		(154,465)		(6,064,605)	(6,219,070)	(487)

Balance at December 31, 2011	227,150,182	$1,330,887	$(2,189)	$36,080,445	$37,409,143	$275,507

See accompanying notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the Years Ended December 31,
	2011	2010	2009
Operating Activities
Net Income (Loss)	$876,486	$7,776,471	$6,852,371
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	470,221	824,193	562,373
Net Realized (Gains) Losses on Investments	(3,317,360)	(2,411,510)	314,407
Change in Unrealized (Gains) Losses on Investments	2,335,502	(5,343,580)	(7,819,412)
Other Non-Cash Amounts	(82,529)	(20,978)	(1,397)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(222,557)	(416,254)	690,371
Change in Due from / (to) Affiliates	(8,114)	(119,585)	(21,830)
Change in Other Assets	(287,842)	(79,616)	(21,826)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	273,617	266,974	344,137
Investments Purchased	(11,076,723)	(5,396,703)	(2,795,658)
Cash Proceeds from Sale of Investments	10,830,722	5,653,984	1,549,152

Net Cash Provided (Used) by Operating Activities	(208,577)	733,396	(347,312)

Investing Activities
Change in Restricted Cash and Cash Equivalents	(29,346)	11,816	(21,909)
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(18,214)	(13,081)	(21,050)

Net Cash Provided (Used) by Investing Activities	(47,560)	(1,265)	(42,959)

Financing Activities
Distributions to Partners	(154,465)	(91,918)	(211,068)
Contributions from Partners	—	—	35,571
Distributions to Redeemable Noncontrolling Interests	(487)	—	—
Contributions from Redeemable Noncontrolling Interests	271,676	—	—
Distributions to Noncontrolling Interests	(6,064,605)	(4,867,212)	(1,593,060)
Contributions from Noncontrolling Interests	6,227,073	4,995,347	2,405,367
Cash Attributed to Non-Contributed Assets (1996 Fund L.P.)	—	—	(20,241)
Contributions from KKR Private Equity Investors, L.P.	—	—	470,263
Proceeds from Debt Obligations	142,404	652,806	503,462
Repayment of Debt Obligations	(51,356)	(1,225,420)	(852,503)
Deferred Financing Cost (Incurred) Returned	(9,535)	(3,780)	573

Net Cash Provided (Used) by Financing Activities	360,705	(540,177)	738,364

Net Increase/(Decrease) in Cash and Cash Equivalents	104,568	191,954	348,093
Cash and Cash Equivalents, Beginning of Period	738,693	546,739	198,646

Cash and Cash Equivalents, End of Period	$843,261	$738,693	$546,739

See accompanying notes to consolidated and combined financial statements.

KKR & CO. L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

	For the Years Ended December 31,
	2011	2010	2009
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$44,451	$66,110	$40,256
Payments for Income Taxes	$96,734	$91,112	$8,454
Supplemental Disclosures of Non-Cash Activities
Non-Cash Contributions of Stock Based Compensation	$470,221	$824,193	$562,373
Non-Cash Distributions to Noncontrolling Interests	$—	$—	$35,413
Non-Cash Contributions from KKR Private Equity Investors, L.P.	$—	$—	$19,412
Non-Cash Distributions to Controlling Equity Holders	$—	$—	$109,692
Non-Cash Distributions to KKR Holdings L.P.	$—	$—	$89,005
Restricted Stock Grant from Affiliate	$2,358	$—	$—
Proceeds Due from Unsettled Investment Sales	$219,694	$2,521	$7,733
Unsettled Purchase of Investments	$28,029	$42,738	$968
Change in Contingent Carried Interest Repayment Guarantee	$—	$21,138	$18,159
Realized Gains on Extinguishment of Debt	$—	$—	$19,761
Realized Gains on Repayment of Debt	$—	$8,236	$—
Foreign Exchange on Debt Obligations	$—	$5,525	$12,286
Conversion of Interest Payable into Debt Obligations	$—	$2,100	$11,576
Change in Foreign Exchange on Cash and Cash Equivalents Held at Consolidated Entities	$1,811	$2,443	$12,628
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$140,384	$69,999	$—
Net Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units including the effect of the tax receivable agreement	$1,479	$702	$—
Contribution of Net Assets of previously Unconsolidated Entities
Investments	$57,722	$—	$—
Cash and Cash Equivalents Held at Consolidated Entities	$11,504	$—	$—
Due from Affiliates	$4,244	$—	$—
Other Assets	$4,164	$—	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$8,034	$—	$—
Reorganization Adjustments
Due From Affiliates	$—	$—	$94,538
Other Assets	$—	$—	$17,257
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$—	$53,040
Noncontrolling Interests	$—	$—	$2,564,845
Deconsolidation of Consolidated Entities(1):
Cash and Cash Equivalents Held at Consolidated Entities	$—	$—	$5,485
Investments	$—	$—	$911,603
Due from Affiliates	$—	$—	$3,706
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$—	$33,351
Noncontrolling Interests	$—	$—	$761,236

(1)
Includes the non-contributed assets (1996 Fund L.P.) during 2009.

See accompanying notes to consolidated and combined financial statements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

        KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries ("KKR"), is a leading global investment firm that offers a broad range of investment management services to investors and provides capital markets services for the firm, its portfolio companies and clients. Led by Henry Kravis and George Roberts, KKR conducts business with offices around the world, which provides a global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR operates as a single professional services firm and carries out its investment activities under the KKR brand name.

        KKR & Co. L.P. was formed as a Delaware limited partnership on June 25, 2007 and its general partner is KKR Management LLC (the "Managing Partner"). KKR & Co. L.P. is the parent company of KKR Group Limited, which is the non-economic general partner of KKR Group Holdings L.P. ("Group Holdings"), and KKR & Co. L.P. is the sole limited partner of Group Holdings. Group Holdings holds a controlling economic interest in each of (i) KKR Management Holdings L.P. ("Management Holdings") through KKR Management Holdings Corp., a Delaware corporation which is a domestic corporation for U.S. federal income tax purposes, and (ii) KKR Fund Holdings L.P. ("Fund Holdings" and together with Management Holdings, the "KKR Group Partnerships") directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company which is a disregarded entity for U.S federal income tax purposes. Group Holdings also owns certain economic interests in Management Holdings through a wholly owned Delaware corporate subsidiary of KKR Management Holdings Corp. and certain economic interests in Fund Holdings through a Delaware partnership of which Group Holdings is the general partner with a 99% economic interest and KKR Management Holdings Corp. is a limited partner with a 1% economic interest. KKR & Co. L.P., through its indirect controlling economic interests in the KKR Group Partnerships, is the holding partnership for the KKR business.

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

        On October 1, 2009, KKR and KPE completed a transaction to combine the investment management business of KKR with the assets and liabilities of KPE (the "Combination Transaction" and together with the Reorganization Transactions, the "Transactions"). The Combination Transaction involved the contribution of all of KPE's assets and liabilities to the KKR Group Partnerships in exchange for a 30% interest in the KKR Group Partnerships. The assets and liabilities contributed to the KKR Group Partnerships by KPE included $3.0 billion of limited partner interests in the KPE Investment Partnership, $470.3 million of cash and cash equivalents, and $19.4 million of net other liabilities. The net asset value per unit of KPE on the date of the Transactions was greater than the publicly traded unit value of KPE on that same date. Due to a variety of reasons, including the fact that the holders of publicly traded units generally hold passive interests with little influence over the operations of a fund and its underlying investments and are not able to redeem their units at net asset value, net asset values of publicly traded closed-end funds are not necessarily correlated to the public market capitalization. The Combination Transaction was negotiated on an arms-length basis with the independent directors of KPE's general partner and unanimously approved by the board of directors of KPE's general partner, acting upon the unanimous recommendation of the independent directors of KPE's general partner. In addition, the Combination Transaction was consented to by holders of a majority of KPE units, excluding any KPE units whose consent rights were controlled by KKR or its affiliates.

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

        Similarly, because the Transactions did not result in a change of control, exchanges involving the various noncontrolling interests were accounted for as equity transactions in accordance with ASC 810-10-45-23. The carrying amount of noncontrolling interests associated with the KPE Investment Partnership was adjusted to zero to reflect the change in ownership interest from that of KPE to that of KKR & Co. L.P. Since KKR retained its controlling financial interest in the KKR business, no gain or loss was recognized in the accompanying consolidated and combined financial statements. This includes the exchange of the KPE Investment Partnership for a 30% economic interest in the KKR Group Partnerships in the Transactions, and the exchange by KKR's other principals and individuals of their ownership interests in various entities included in the accompanying consolidated and combined financial statements before the Transactions for interests in KKR Holdings L.P. ("KKR Holdings"), a Cayman Islands exempted limited partnership. The exchange of the KPE Investment Partnership for a

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

30% interest in the KKR Group Partnerships in the Transactions is reflected in the consolidated and combined financial statements as a reallocation of equity interests from noncontrolling interests to KKR & Co. L.P. partners' capital. The contribution of ownership interests held by KKR's principals and other individuals is reflected in the consolidated and combined financial statements as a reallocation of equity interests from KKR & Co. L.P. partners' capital to noncontrolling interests.

        Upon completion of the Combination Transaction, KPE changed its name to KKR & Co. (Guernsey) L.P. ("KKR Guernsey") and was traded publicly on Euronext Amsterdam under the symbol "KKR" until it was delisted on July 15, 2010. Immediately following the Transactions, KKR Guernsey held a 30% economic interest in the KKR Group Partnerships through Group Holdings and KKR's principals retained a 70% economic interest in the KKR Group Partnerships through KKR Holdings.

U.S. Listing

        On July 15, 2010, KKR & Co. L.P. became listed on the New York Stock Exchange ("NYSE"). In connection with the NYSE listing, KKR Guernsey contributed its 30% interest held through Group Holdings to KKR & Co. L.P. in exchange for NYSE-listed common units of KKR & Co. L.P. and distributed those common units to holders of KKR Guernsey units (referred to hereafter as the "In-Kind Distribution"). Because the assets of KKR Guernsey consisted solely of its interests in Group Holdings, the In-Kind Distribution resulted in the dissolution of KKR Guernsey and the delisting of its units from Euronext Amsterdam. As of July 15, 2010, KKR & Co. L.P. both indirectly controlled the KKR Group Partnerships and indirectly held KKR Group Partnership units representing at that time a 30% economic interest in KKR's business. The remaining 70% of the KKR Group Partnership units were held by KKR's principals through KKR Holdings. Subsequent to the NYSE listing and through December 31, 2011, KKR Holdings and KKR's principals have exchanged a portion of their interests in the KKR Group Partnerships for common units, and as of December 31, 2011, KKR & Co. L.P. owned 33.24% of the KKR Group Partnership units and KKR's principals owned 66.76% of the KKR Group Partnership Units through KKR Holdings. From time to time, the percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or KKR's principals exchange units in the KKR Group Partnerships (the "KKR Group Partnership Units") for KKR & Co. L.P. common units.

        The following table presents the effects of changes in the ownership interest in the KKR Group Partnerships on KKR & Co. L.P.'s equity:

	Year Ended December 31, 2011	Year Ended December 31, 2010	October 1, 2009 through December 31, 2009
Net income (loss) attributable to KKR & Co. L.P.	$1,921	$333,178	$(78,221)
Transfers from noncontrolling interests:
Increase in KKR & Co. L.P. partners' capital for exchange of 14,023,094 and 7,867,865 KKR Group Partnership units held by KKR Holdings L.P. for the years ended December 31, 2011 and 2010, respectively, net of deferred taxes	141,863	70,701	—

Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings L.P.	$143,784	$403,879	$(78,221)

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

        The Retained Interests were not contributed to the KKR Group Partnerships but are reflected in the accompanying consolidated and combined financial statements as noncontrolling interests due to the fact that the entities in which these noncontrolling interests are held continue to be consolidated subsequent to the Transactions.

        Prior to the Transactions, certain KKR principals who received carried interest distributions with respect to KKR's private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of certain private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the Transactions require that KKR principals remain individually responsible for any clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. See Note 2 "Summary of Significant Accounting Policies—Carried Interest."

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

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

connection with the Transactions, KKR recorded a receivable of $95,280 on October 1, 2009 with a corresponding increase to equity.

        In addition, historically, KKR consolidated the KPE Investment Partnership in its financial statements and substantially all of the ownership interests were reflected as noncontrolling interests. These noncontrolling interests were removed as these interests were contributed to the KKR Group Partnerships in the Transactions. Subsequent to the Transactions, the KKR Group Partnerships hold 100% of the controlling and economic interests in the KPE Investment Partnership. Therefore, KKR continues to consolidate the KPE Investment Partnership and its economic interests are no longer reflected as noncontrolling interests as of October 1, 2009, the effective date of the Transactions.

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

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR continues to allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned. See Note 2, "Summary of Significant Accounting Policies—Carry Pool Allocation". This allocation is made prior to the allocation of carried interest profits between KKR and KKR Holdings.

Consolidation

        The consolidated and combined financial statements (referred to hereafter as the "financial statements") include the accounts of KKR's management and capital markets companies, the general partners of certain unconsolidated vehicles, general partners of its consolidated vehicles and their respective consolidated funds (the "KKR Funds") and certain other entities.

        KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries. KKR Holdings' ownership interest in the KKR Group Partnerships is reflected as noncontrolling interests in the accompanying consolidated and combined financial statements.

        References in the accompanying consolidated and combined financial statements to KKR's "principals" are to KKR's senior employees and operating consultants who hold interests in KKR's business through KKR Holdings, including the Senior Principals.

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

Use of Estimates

        The preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of fees, expenses and investment income (loss) during the reporting periods. Such estimates include but are not limited to the valuation of investments and financial instruments. Actual results could differ from those estimates and such differences could be material to the consolidated and combined financial statements.

General

        KKR consolidates (i) those entities in which it holds a majority voting interest or has majority ownership and control over significant operating, financial and investing decisions of the entity, including those private equity and other investment funds (the "KKR Funds") in which KKR, as general partner, is presumed to have control, or (ii) entities determined to be variable interest entities ("VIEs") for which KKR is considered the primary beneficiary.

        With respect to the consolidated KKR Funds, KKR generally has operational discretion and control, and limited partners have no substantive rights to impact ongoing governance and operating activities of the fund. The KKR Funds are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds. KKR's consolidated and combined financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR Funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors, are attributed to noncontrolling interests in the accompanying consolidated and combined financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR's attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners' capital.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Variable Interest Entities

        KKR consolidates all VIEs in which it is considered the primary beneficiary. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest under GAAP. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The consolidation rules which were revised effective January 1, 2010 require an analysis to (a) determine whether an entity in which KKR has a variable interest is a VIE and (b) whether KKR's involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests unrelated to the holding of equity interests, would give it a controlling financial interest under GAAP. Performance of that analysis requires the exercise of judgment. Where KKR has an interest in an entity that has qualified for the deferral of the consolidation rules, the analysis is based on consolidation rules prior to January 1, 2010. These rules require an analysis to (a) determine whether an entity in which KKR has a variable interest is a VIE and (b) whether KKR's involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests would be expected to absorb a majority of the variability of the entity. Under both guidelines, KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether KKR is the primary beneficiary, KKR evaluates its economic interests in the entity held either directly by KKR or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that KKR is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by KKR, affiliates of KKR or third parties) or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, KKR assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly. KKR's accounting conclusion under the existing consolidation rules determined that effective January 1, 2011, KKR became the primary beneficiary of certain entities and consolidated such entities that were previously unconsolidated prior to that date.

        As of December 31, 2011 and 2010, the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2011	December 31, 2010
Investments	$61,053	$35,867
Due from Affiliates, net	2,095	3,225

Maximum Exposure to Loss	$63,148	$39,092

        For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. For the years ended December 31, 2011 and 2010, KKR did not provide any support other than its obligated amount.

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

Redeemable Noncontrolling Interests

        Redeemable Noncontrolling Interests represent noncontrolling interests of certain investment vehicles and funds that are subject to periodic redemption by investors following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Limited partner interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests within the consolidated and combined statements of financial condition and presented as Net Income (Loss) attributable to Redeemable Noncontrolling Interests within the consolidated and combined statements of operations. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the consolidated and combined statements of financial condition. For all consolidated investment vehicles and funds in which redemption rights have not been granted, noncontrolling interests are presented within Partners' Capital in the consolidated and combined statements of financial condition as Noncontrolling Interests.

Noncontrolling Interests

        Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings.

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

        Subsequent to the completion of the Transactions, noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held by:

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

Noncontrolling Interests held by KKR Holdings

        Noncontrolling interests held by KKR Holdings include economic interests held by KKR's principals in the KKR Group Partnerships. KKR's principals receive financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These profit-based cash amounts are not paid by KKR and are borne by KKR Holdings.

        The following table presents the calculation of Noncontrolling interests held by KKR Holdings:

	Year Ended December 31, 2011	Year Ended December 31, 2010	October 1, 2009 through December 31, 2009
Balance at the beginning of the period	$4,346,388	$3,072,360	$2,633,029
Net income (loss) attributable to noncontrolling interests held by KKR Holdings(a)	185,352	899,277	(116,696)
Other comprehensive income(b)	(8,488)	286	245
Exchange of KKR Holdings units to KKR & Co. L.P. units(c)	(140,384)	(69,999)	—
Equity Based Compensation	453,604	824,193	562,373
Capital contributions	38,979	40,671	169
Capital distributions	(533,294)	(420,400)	(6,760)

Balance at the end of the period	$4,342,157	$4,346,388	$3,072,360

(a)
Refer to table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(b)
Calculated on a pro rata basis in accordance with KKR Holding's equity ownership percentage of the KKR Group Partnerships during the reporting period.

(c)
Calculated based on the number of KKR Holdings units exchanged for KKR & Co. L.P. common units during the reporting period.

        Income (loss) attributable to KKR after allocation to noncontrolling interests, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which hold equity of the KKR Group Partnerships. However, primarily because of the contribution of certain expenses borne entirely by KKR Holdings as well as the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units, the equity allocations shown in the consolidated and combined statements of changes in equity differ from their respective pro-rata ownership interests in KKR's net assets.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents the calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Year Ended December 31, 2011	Year Ended December 31, 2010	October 1, 2009 through December 31, 2009
Net income (loss)	$876,486	$7,776,471	$1,249,738
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	4,318	—	—
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	684,895	6,544,016	1,444,655
Plus: Income taxes attributable to KKR Management Holdings Corp.	75,465	57,787	28,209

Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$262,738	$1,290,242	$(166,708)

Net income (loss) attributable to noncontrolling interests held by KKR Holdings(a)	$185,352	$899,277	$(116,696)

(a)
Net income (loss) attributable to KKR Holdings is based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

Fair Value Measurements

        KKR measures and reports its investments and other financial instruments at fair value. The majority of the investments and other financial instruments are held by the consolidated KKR Funds. The KKR Funds are for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. KKR has retained the specialized accounting for the consolidated KKR Funds in consolidation. Accordingly, the investments held by the KKR Funds are reflected on the consolidated and combined statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated and combined statements of operations.

        For investments and certain other financial instruments that are not held in a consolidated KKR Fund, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated KKR Funds. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated and combined statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodology applied to investments and other financial instruments that are held in consolidated KKR Funds. Interest income on interest bearing loans and debt securities for which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. Further disclosure is presented in Note 5 "Fair Value Measurements".

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

        Investments and other financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

          Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The type of investments and other financial instruments included in Level I include publicly-listed equities, publicly-listed derivatives, and securities sold short. KKR does not adjust the quoted price for these investments, even in situations where KKR holds a large position and a sale could reasonably affect the quoted price.

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

        In cases where an investment or financial instrument is measured and reported at fair value is transferred into or out of Level III of the fair value hierarchy, KKR accounts for the transfer at the beginning of the reporting period.

        The carrying amount of cash and cash equivalents, cash and cash equivalents held at consolidated entities, restricted cash and cash equivalents, due from / to affiliates, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. KKR's debt obligations, except for KKR's Senior Notes, bear interest at floating rates and therefore fair value

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

approximates carrying value. Further information on KKR's Senior Notes is presented in Note 8, "Debt Obligations."

Investments

        Investments consist primarily of private equity, fixed income, and other investments. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, "Investments."

Private Equity

        Private equity investments consist primarily of investments in Portfolio Companies of KKR Funds and other investment vehicles. The KKR Funds and other investment vehicles reflect investments at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated and combined statements of operations.

        Private equity investments that have readily observable market prices (such as those traded on a securities exchange) are stated at the last quoted sales price as of the reporting date.

        The determination of fair value for those investments that do not have a readily observable market price may differ materially from the values that would have resulted if a ready market had existed. For these investments, KKR generally uses a market approach and an income (discounted cash flow) approach when determining fair value. Management considers various internal and external factors when applying these approaches, including the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparable securities, and financing transactions subsequent to the acquisition of the investment. In the income approach, KKR incorporates significant assumptions and judgments in determining the most likely buyer, or market participant for a hypothetical sale, which might include an initial public offering, private equity investor, strategic buyer or a transaction consummated through a combination of any of the above. Estimates of assumed growth rates, terminal values, discount rates, capital structure, risk premiums and other factors are employed in this approach, and in certain cases the results of the income approach can be significantly impacted by these estimates. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

        Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the accompanying consolidated and combined statements of operations.

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

Securities Sold Short

        Whether part of a hedging transaction or a transaction in its own right, securities sold short, represent obligations of KKR to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the security in the market at the prevailing prices. The liability for such securities sold short is marked to market based on the current value of the underlying security at the reporting date with changes in fair value recorded as unrealized gains or losses in Net Gains (Losses) from Investment Activities in the accompanying statements of operations. These transactions may involve a market risk in excess of the amount currently reflected in the accompanying statements of financial condition.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets, Depreciation and Amortization

        Fixed assets consist primarily of leasehold improvements, furniture and computer hardware. Such amounts are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets' estimated economic useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, and three to seven years for other fixed assets.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from contributions from and distributions to owners. In the accompanying consolidated and combined financial statements, comprehensive income represents Net Income (Loss), as presented in the consolidated and combined statements of operations and net foreign currency translation adjustments.

Fees

        Fees consist primarily of (i) monitoring, consulting and transaction fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, and (iii) fees from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed.

        For the years ended December 31, 2011, 2010 and 2009, fees consisted of the following:

	For the Years Ended December 31,
	2011	2010	2009
Transaction Fees	$343,249	$212,527	$91,828
Monitoring & Consulting Fees	265,927	119,242	174,476
Management Fees	80,201	64,785	60,495
Incentive Fees	34,243	38,832	4,472

Total Fee Income	$723,620	$435,386	$331,271

Transaction Fees

        Transaction fees are earned by KKR primarily in connection with successful private equity and other investment transactions and capital markets activities. Transaction fees are recognized upon closing of the transaction. Fees are typically paid on or around the closing of a transaction.

        In connection with pursuing successful Portfolio Company investments, KKR receives reimbursement for certain transaction-related expenses. Transaction-related expenses, which are reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Other Assets on the consolidated and combined statements of financial condition on the date incurred. The costs of successfully completed transactions are borne by the KKR Funds and included as a component of the investment's cost basis. Subsequent to closing, investments are recorded

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

at fair value each reporting period as described in the section above titled "Investments". Upon reimbursement from a third party, the cash receipt is recorded and the deferred amounts are relieved. No fees or expenses are recorded for these reimbursements.

Monitoring and Consulting Fees

        Monitoring fees are earned by KKR for services provided to Portfolio Companies and are recognized as services are rendered. These fees are generally paid based on a fixed periodic schedule by the Portfolio Companies either in advance or in arrears and are separately negotiated for each Portfolio Company.

        In connection with the monitoring of Portfolio Companies and certain unconsolidated funds, KKR receives reimbursement for certain expenses incurred on behalf of these entities. Costs incurred in monitoring these entities are classified as general, administrative and other expenses and reimbursements of such costs are classified as monitoring fees.

        Consulting fees are earned by certain consolidated entities for consulting services provided to Portfolio Companies and other companies and are recognized as the services are rendered. These fees are separately negotiated with each company for which services are provided.

Management Fees

        Management fees are earned by KKR for management services provided to private equity funds, other investment vehicles, structured finance vehicles, separately managed accounts and a specialty finance company which are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement. Management fees earned from private equity funds and certain investment vehicles are based upon a percentage of capital committed during the investment period, and thereafter based on remaining invested capital. For certain other investment vehicles, structured finance vehicles, separately managed accounts and a specialty finance vehicle, management fees are recognized in the period during which the related services are performed and are based upon the net asset value, gross assets or as otherwise defined in the respective agreements.

        Management fees received from consolidated KKR Funds are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from consolidated KKR Funds is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not have an effect on the net income (loss) attributable to KKR or KKR partners' capital.

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

        For periods prior to the Transactions, in advance of the management service period, KKR had elected to waive the right to earn certain management fees that it would have been entitled to from its

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

private equity funds. The cash that would have been payable was contributed by the funds' investors and was initially included as a component of Cash and Cash Equivalents Held at Consolidated Entities. In lieu of making direct cash capital contributions, these investor contributions were used to satisfy a portion of the capital commitments to which KKR would otherwise have been subject as the general partner of the fund. As a result of the election to waive the fees, KKR was not entitled to any portion of these fees until the fund had achieved positive investment results. Because the ability to earn the waived fees was contingent upon the achievement of positive investment returns by the fund, the recognition of income only occurred when the contingency was satisfied. There were no waived fees for the years ended December 31, 2011 and 2010 and waived fees of $25.5 million for the year ended December 31, 2009.

        Certain of KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of December 31, 2011, the amount subject to refund for which no liability has been recorded approximates $91.4 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned cash management fees, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

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

Structured Finance Vehicles

        KKR's management agreements for its structured finance vehicles provide for senior collateral management fees and subordinate collateral management fees. Senior collateral management fees are determined based on an annual rate of 0.15% of collateral and subordinate collateral management fees are determined based on an annual rate of 0.35% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. KKR has the right to waive all or any portion of any collateral management fee. As of December 31, 2011, KKR has permanently waived $137.1 million of collateral management fees. KKR generally waives the collateral management fees for the majority of its structured finance vehicles; however, KKR may cease waiving collateral management fees at its discretion. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Income and Special Situations Separately Managed Accounts

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

        KKR's management agreement with KFN also provides that KFN is responsible for paying KKR quarterly incentive compensation in an amount equal to the product of (i) 25% of the dollar amount by which: (a) KFN's net income, before incentive compensation, per weighted average share of KFN's common shares for such quarter, exceeds (b) an amount equal to (A) the weighted average of the price per share of the common stock of KFN in its August 2004 private placement and the prices per share of the common stock of KFN in its initial public offering and any subsequent offerings by KFN multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate for such quarter, multiplied by (ii) the weighted average number of KFN's common shares outstanding in such quarter. Once earned, there are no clawbacks of incentive fees received from KFN. KKR's management agreement with KFN was renewed on January 1, 2012 and will automatically be renewed for successive one-year terms following December 31, 2012 unless the agreement is terminated in accordance with its terms.

Investment Income

        Investment income consists primarily of the net impact of: (i) realized and unrealized gains and losses on investments, (ii) dividends, (iii) interest income, (iv) interest expense and (v) foreign exchange gains and losses relating to mark-to-market activity on foreign exchange forward contracts, foreign currency options and foreign denominated debt. Unrealized gains or losses result from changes in fair value of investments during the period and are included in Net Gains (Losses) from Investment Activities. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized.

Dividend Income

        Dividend income is recognized by KKR on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. For the years ended December 31, 2011, 2010 and 2009, substantially all of the dividends were earned by the consolidated KKR Funds.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest Income

        Interest income is recognized as earned. For the years ended December 31, 2011, 2010 and 2009, substantially all of the interest income was earned by the consolidated KKR Funds.

Carried Interest

        Carried interest entitles the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interest are included as investment income (loss) in Net Gains (Losses) from Investment Activities in the consolidated and combined statements of operations and are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as investment losses in Net Gains (Losses) from Investment Activities in the consolidated and combined statements of operations. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR's private equity funds, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. See Note 12 "Segment Reporting" for the amount of carried interest income earned or reversed for the years ended December 31, 2011, 2010, and 2009.

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

Compensation and Benefits

        Compensation and Benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based payments consisting of charges associated with the vesting of equity-based awards and carry pool allocations.

        All KKR principals and other employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as Compensation and Benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are funded by KKR and certain consolidated entities and result in customary Compensation and Benefits expense, cash bonuses that are paid to certain of KKR's most senior employees are funded by KKR Holdings with distributions that it receives on its KKR Group Partnership Units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested units in KKR Holdings, this excess is funded by KKR Holdings and reflected in Compensation and Benefits in the consolidated statements of operations.

        Further disclosure regarding equity-based payments is presented in Note 10 "Equity-based Payments."

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Carry Pool Allocation

        Subsequent to the Transactions, with respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as an expense in the consolidated and combined statements of operations. To the extent previously recorded carried interest is adjusted to reflect decreases in the underlying funds' valuations at period end, related profit sharing amounts previously accrued are adjusted and reflected as a benefit to current period expense. See Note 12 "Segment Reporting" for the amount of carry pool allocation expense (benefit) recognized for the years ended December 31, 2011, 2010, and 2009.

General, Administrative and Other

        General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges and costs incurred in connection with pursuing potential investments that do not result in completed transactions.

Foreign Currency

        Foreign currency denominated assets and liabilities are primarily held at management and capital markets companies located outside the United States. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2011, 2010 and 2009.

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

        Further disclosure regarding earnings per common unit is presented in Note 6 "Earnings Per Common Unit."

Income Taxes

        Prior to the completion of the Transactions, KKR was treated as a partnership for U.S. federal income tax purposes and as a corporate entity in certain non-U.S. jurisdictions. As a result, income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represented obligations of the KKR principals and have not been reflected in the consolidated and combined financial statements prior to the Transactions. Income taxes shown on the consolidated and combined statements of operations prior to the Transactions are attributable to New York City Unincorporated Business Tax and other income taxes on certain entities located in non-U.S. jurisdictions.

        Following the Transactions, the KKR Group Partnerships and certain of their subsidiaries are treated as partnerships or disregarded entities for U.S. federal income tax purposes but may be treated as corporate entities in certain non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to the New York City Unincorporated Business Tax, or non-U.S. income taxes. In addition, certain of the wholly owned subsidiaries of KKR and the KKR Group Partnerships are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR's share of this income is reflected in the consolidated and combined financial statements.

        KKR provides for federal, state and foreign income taxes currently payable. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.

        Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. KKR reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

Uncertain Tax Positions

        For the purposes of calculating uncertain tax positions, KKR measures the tax benefit of such positions by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment. To the extent that KKR's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, KKR regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Interest and penalties, if any, are recorded within the provision for income taxes in the consolidated and combined statements of operations and are classified on the consolidated and combined statements of financial condition with the related liability for unrecognized tax benefits.

Tax Receivable Agreement

        Certain exchanges of KKR Group Partnership Units from KKR Holdings or transferees of its KKR Group Partnership Units pursuant to KKR's exchange agreement are expected to result in an increase in KKR Management Holdings Corp.'s and its corporate subsidiary's share of the tax basis of the tangible and intangible assets of KKR Management Holdings, a portion of which is attributable to the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and therefore reduce the amount of income tax that our intermediate holding companies would otherwise be required to pay in the future. KKR & Co. L.P. entered into a tax receivable agreement with KKR Holdings pursuant to which our intermediate holding companies will be required to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to payments under the tax receivable agreement. Although KKR is not aware of any issue that would cause the IRS to challenge a tax basis increase, neither KKR Holdings nor its transferees will reimburse KKR for any payments previously made under the tax receivable agreement if such tax basis increase, or the benefits of such increases, were successfully challenged. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp. For the year ended December 31, 2011, approximately $0.2 million of cash payments were made under the tax receivable agreement. No payments were made under the tax receivable agreement for the years ended December 31, 2010 and 2009.

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

Recently Issued Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GAAP and International Financial Reporting Standards. The amended guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements is provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarify that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity's holding (e.g., a blockage factor) rather than as a characteristic of the asset or liability (e.g., a control premium) is not permitted in a fair value measurement.

        The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy.

        The amended guidance is effective for interim and annual periods beginning after December 15, 2011. As the impact of the guidance is primarily limited to enhanced disclosures, adoption is not expected to have a material impact on the KKR's financial statements.

        In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provide an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and should be applied on a retrospective basis. As the amendments are limited to presentation only, adoption is not expected to have a material impact on KKR's financial statements.

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES

        Net Gains (Losses) from Investment Activities in the consolidated and combined statements of operations consist primarily of the realized and unrealized gains and losses on investments (including

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES (Continued)

foreign exchange gains and losses attributable to foreign denominated investments and related activities) and other financial instruments, including those for which the fair value option has been elected. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

        The following table summarizes total Net Gains (Losses) from Investment Activities for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity Investments(a)	$3,272,443	$(2,265,618)	$2,351,708	$5,159,632	$(173,548)	$7,549,495
Fixed Income and Other(a)	(3,742)	(121,202)	81,046	48,998	(167,718)	560,219
Foreign Exchange Forward Contracts(b)	16,866	55,238	(9,865)	184,159	6,146	(242,621)
Foreign Currency Options(b)	—	(12,352)	—	(20,489)	8,788	(29,766)
Securities Sold Short(b)	25,609	7,942	(16,654)	(2,752)	(7,958)	(6,994)
Other Derivative Liabilities	4,373	490	(1,939)	2,116	(8,040)	15,057
Contingent Carried Interest Repayment Guarantee(c)	—	—	—	(21,138)	(4,466)	(13,693)
Debt Obligations(d)	—	—	8,236	(5,525)	19,761	(12,285)
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents held at Consolidated Entities	1,811	—	(1,022)	(1,421)	12,628	—

Total Net Gains (Losses) from Investment Activities	$3,317,360	$(2,335,502)	$2,411,510	$5,343,580	$(314,407)	$7,819,412

(a)
See Note 4 "Investments."

(b)
See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(c)
See Note 13 "Commitments and Contingencies."

(d)
See Note 8 "Debt Obligations."

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS

        Investments consist of the following:

	Fair Value		Cost
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Private Equity	$34,637,901	$34,642,166	$33,545,298	$31,283,226
Fixed Income	2,228,210	1,633,289	2,199,390	1,486,782
Other	629,249	174,315	650,802	174,595

	$37,495,360	$36,449,770	$36,395,490	$32,944,603

        As of December 31, 2011 and 2010, Investments totaling $2,150,319 and $5,422,172, respectively, were pledged as direct collateral against various financing arrangements. See Note 8 "Debt Obligations."

        The following table presents KKR's private equity investments at fair value. The classifications of the private equity investments are based on their primary business and the domiciled location of the business.

	Fair Value		Fair Value as a Percentage of Total
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Private Equity Investments, at Fair Value
North America
Retail	$5,841,565	$5,419,908	16.8%	15.6%
Healthcare	3,490,889	4,163,435	10.0%	12.0%
Financial Services	2,879,260	2,625,310	8.3%	7.6%
Media	1,686,733	1,210,655	4.9%	3.5%
Energy	1,445,528	870,450	4.2%	2.5%
Consumer Products	1,110,846	779,921	3.2%	2.3%
Technology	1,109,441	899,939	3.2%	2.6%
Education	858,044	710,766	2.5%	2.1%
Manufacturing	482,395	—	1.4%	0.0%
Chemicals	263,783	426,527	0.8%	1.2%
Hotels/Leisure	—	6,232	0.0%	0.1%

North America Total	19,168,484	17,113,143	55.3%	49.5%

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS (Continued)

	Fair Value		Fair Value as a Percentage of Total
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Europe
Healthcare	2,745,361	2,761,078	7.8%	8.0%
Technology	1,649,435	2,281,137	4.8%	6.6%
Manufacturing	1,316,604	2,493,885	3.8%	7.2%
Telecom	994,163	863,195	2.9%	2.5%
Retail	836,617	1,221,768	2.4%	3.5%
Media	819,371	708,916	2.4%	2.0%
Services	364,565	266,063	1.1%	0.8%
Recycling	243,735	218,277	0.7%	0.6%
Consumer Products	241,747	249,395	0.7%	0.7%
Energy	209,218	—	0.6%	0.0%

Europe Total	9,420,816	11,063,714	27.2%	31.9%

Asia Pacific
Technology	1,874,800	2,852,393	5.4%	8.2%
Consumer Products	1,368,202	1,192,052	4.0%	3.4%
Financial Services	761,537	620,942	2.2%	1.9%
Manufacturing	427,215	297,270	1.2%	0.9%
Recycling	364,914	165,399	1.1%	0.5%
Services	282,189	286,523	0.8%	0.8%
Media	254,468	619,772	0.7%	1.8%
Telecom	235,605	257,969	0.7%	0.7%
Retail	208,276	82,336	0.6%	0.2%
Transportation	207,990	49,391	0.6%	0.1%
Energy	30,375	41,262	0.1%	0.1%
Real Estate	33,030	—	0.1%	0.0%

Asia Pacific Total	6,048,601	6,465,309	17.5%	18.6%

Total Private Equity Investments	$34,637,901	$34,642,166	100.0%	100.0%

        As of December 31, 2011 and 2010 private equity investments which represented greater than 5% of total private equity investments included:

	Fair Value
	December 31, 2011	December 31, 2010
Dollar General Corporation	$3,399,221	$3,377,971
Alliance Boots GmbH	2,459,263	2,468,283
HCA, Inc.	1,854,248	2,429,808

	$7,712,732	$8,276,062

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS (Continued)

        The majority of the securities underlying KKR's private equity investments represent equity securities. As of December 31, 2011 and 2010, the aggregate amount of investments that were other than equity securities amounted to $1,897,362 and $1,986,160, respectively.

5. FAIR VALUE MEASUREMENTS

        The following tables summarize the valuation of KKR's investments and other financial instruments, which includes those for which the fair value option has been elected, measured and reported at fair value by the fair value hierarchy levels described in Note 2 "Summary of Significant Accounting Policies" as of December 31, 2011 and 2010.

        Assets, at fair value:

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unoberservable Inputs (Level III)	Total
Private Equity	$10,772,277	$1,897,363	$21,968,261	$34,637,901
Fixed Income	16,847	1,194,604	1,016,759	2,228,210
Other	284,997	248,073	96,179	629,249

Total Investments	11,074,121	3,340,040	23,081,199	37,495,360
Foreign Exchange Forward Contracts	—	114,224	—	114,224
Other Derivatives	—	490	—	490

Total Assets	$11,074,121	$3,454,754	$23,081,199	$37,610,074

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unoberservable Inputs (Level III)	Total
Private Equity	$9,386,259	$2,083,110	$23,172,797	$34,642,166
Fixed Income	—	967,275	666,014	1,633,289
Other	75,596	53,531	45,188	174,315

Total Investments	9,461,855	3,103,916	23,883,999	36,449,770
Foreign Exchange Forward Contracts	—	58,986	—	58,986
Foreign Currency Options	—	1,530	—	1,530

Total Assets	$9,461,855	$3,164,432	$23,883,999	$36,510,286

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

        Liabilities, at fair value:

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unoberservable Inputs (Level III)	Total
Securities Sold Short	$202,908	$—	$—	$202,908
Foreign Currency Options	—	11,736	—	11,736

Total Liabilities	$202,908	$11,736	$—	$214,644

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unoberservable Inputs (Level III)	Total
Securities Sold Short	$89,820	$2,006	$—	$91,826

Total Liabilities	$89,820	$2,006	$—	$91,826

        The following table summarizes Level III investments and other financial instruments by valuation methodology as of December 31, 2011:

	December 31, 2011
	Private Equity	Fixed Income	Other	Total Level III Holdings
Third-Party Fund Managers	0.0%	0.4%	0.0%	0.4%
Public/Private Company Comparables and Discounted Cash Flows	95.3%	3.9%	0.4%	99.6%

Total	95.3%	4.3%	0.4%	100.0%

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following tables summarize changes in private equity, fixed income, and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments
Balance, Beginning of Period	$23,172,797	$666,014	$45,188	$23,883,999
Transfers In	—	130,753	—	130,753
Transfers Out	(4,357,760)	(35,630)	(23,060)	(4,416,450)
Purchases	4,862,350	472,294	89,720	5,424,364
Sales	(2,899,744)	(73,127)	(6,799)	(2,979,670)
Settlements	—	(156,820)	—	(156,820)
Net Realized Gains (Losses)	913,891	19,001	(3,595)	929,297
Net Unrealized Gains (Losses)	276,727	(5,726)	(5,275)	265,726

Balance, End of Period	$21,968,261	$1,016,759	$96,179	$23,081,199

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$203,797	$2,525	$(5,506)	$200,816

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

	For the Year Ended December 31, 2010
	Private Equity	Fixed Income	Other	Total Level III Investments
Balance, Beginning of Period	$19,324,961	$77,640	$14,435	$19,417,036
Transfers In	—	182,796	730	183,526
Transfers Out	(1,900,884)	(45,148)	—	(1,946,032)
Purchases	3,378,731	466,391	18,206	3,863,328
Sales	(2,207,186)	(42,865)	(5,629)	(2,255,680)
Net Realized Gains (Losses)	1,014,899	2,605	3,109	1,020,613
Net Unrealized Gains (Losses)	3,562,276	24,595	14,337	3,601,208

Balance, End of Period	$23,172,797	$666,014	$45,188	$23,883,999

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$3,092,754	$25,057	$15,398	$3,133,209

        The Transfers Out noted in the table above for private equity investments are attributable to certain Portfolio Companies that completed an initial public offering during the period.

        The Transfers In noted in the table above for fixed income investments are principally attributable to certain corporate credit investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

        Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated and combined statements of operations. There were no significant transfers between Level I and Level II during the years ended December 31, 2011 and 2010.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

6. EARNINGS PER COMMON UNIT (Continued)

        For years ended December 31, 2011 and 2010 and for the period October 1, 2009 through December 31, 2009, basic and diluted earnings per common unit were calculated as follows:

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010		October 1, 2009 through December 31, 2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Income (Loss) Attributable to KKR & Co. L.P.	$1,921	$1,921	$333,178	$333,178	$(78,221)	$(78,221)
Net Income Attributable to KKR & Co. L.P. Per Common Unit	$0.01	$0.01	$1.62	$1.62	$(0.38)	$(0.38)
Total Weighted-Average Common Units Outstanding	220,235,469	222,519,174	206,031,682	206,039,244	204,902,226	204,902,226

        For years ended December 31, 2011 and 2010 and for the period from October 1, 2009 through December 31, 2009, KKR Holdings units have been excluded from the calculation of diluted earnings per common unit given that the exchange of these units would proportionally increase KKR & Co. L.P.'s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Other assets consist of the following:

	December 31, 2011	December 31, 2010
Interest and Note Receivable(a)	$319,402	$83,577
Unsettled Investment Sales(b)	230,970	10,695
Foreign Exchange Forward Contracts(c)	114,224	58,986
Fixed Assets, net(d)	59,619	49,260
Deferred Tax Assets	34,125	6,831
Receivables	30,060	17,787
Intangible Asset, net(e)	24,310	28,099
Deferred Financing Costs	17,691	8,272
Prepaid Expenses	10,709	8,473
Deferred Transaction Costs	8,987	7,199
Refundable Security Deposits	8,242	5,886
Foreign Currency Options(f)	—	1,530
Other	10,366	23,159

	$868,705	$309,754

(a)
Represents interest receivable and a promissory note received from a third party. The promissory note bears interest at a fixed rate of 3.0% per annum on the unpaid principal balance. The note matures on February 28, 2016.

(b)
Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

(c)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated and combined statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

(d)
Net of accumulated depreciation and amortization of $80,501 and $72,389 as of December 31, 2011 and December 31, 2010, respectively. Depreciation and amortization expense totaled $10,073, $11,664 and $9,799 for the years ended December 31, 2011, 2010 and 2009, respectively.

(e)
Net of accumulated amortization of $13,576 and $9,787 as of December 31, 2011 and 2010, respectively. Amortization expense totaled $3,788 for the years ended December 31, 2011, 2010 and 2009.

(f)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated and combined statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost basis for these instruments at December 31, 2010 was $19,705. The fair value of these instruments as of December 31, 2011 is an unrealized loss of $11,736 and is reported in Accounts Payable, Accrued Expenses and Other Liabilities.

        Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2011	December 31, 2010
Amounts Payable to Carry Pool(a)	$448,818	$520,213
Securities Sold Short(b)	202,908	91,826
Accounts Payable and Accrued Expenses	138,556	51,669
Interest Payable	119,337	93,422
Fund Subscriptions Received in Advance	68,050	—
Unsettled Investment Purchases(c)	49,668	74,779
Taxes Payable	27,259	1,787
Accrued Compensation and Benefits	12,744	17,480
Foreign Currency Options(d)	11,736	—
Deferred Income	6,141	3,322
Deferred Tax Liabilities	—	31,610

	$1,085,217	$886,108

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

  co-investment vehicles that provide for carried interest. See Note 10 "Equity Based Payments."

(b)
Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated and combined statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost basis for these instruments at December 31, 2011 and 2010 were $200,973 and $81,949, respectively.

(c)
Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(d)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated and combined statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost basis for these instruments at December 31, 2011 was $18,791. The fair value of these instruments as of December 31, 2010 was an unrealized gain of $1,530 and was reported in Other Assets.

8. DEBT OBLIGATIONS

        Debt obligations consist of the following:

	December 31, 2011	December 31, 2010
Investment Financing Arrangements	$1,066,536	$988,988
Senior Notes	498,180	497,972

	$1,564,716	$1,486,960

Investment Financing Arrangements

        Certain of KKR's investment vehicles have entered into financing arrangements with major financial institutions, generally in connection with specific investments with the objective of enhancing returns. These financing arrangements are generally not direct obligations of the general partners of KKR's investment vehicles or its management companies.

        Approximately $796.4 million of financing was structured through the use of total return swaps which effectively convert third party capital contributions into borrowings of KKR. These total return swaps mature between October 2012 and February 2015. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral plus accrued interest, under the terms of certain of these financing arrangements. On May 4, 2011, the terms of one of the total return swaps were amended to extend the

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

maturity, so that the total return swaps now expire in October 2012 and the per annum rate of interest was increased from LIBOR plus 1.35% to LIBOR plus 2.50%. As of December 31, 2011, the per annum rates of interest payable for the financings range from three-month LIBOR plus 1.75% to three-month LIBOR plus 2.50% (rates ranging from 2.18% to 3.08%). These financing arrangements are non-recourse to KKR beyond the specific assets pledged as collateral.

        Approximately $182.2 million of financing was structured through the use of a syndicated term and a revolving credit facility (the "Term Facility") that matures in August 2014. The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest is the greater of the 5-Year interest rate swap rate plus 1.75% or 4.65% for periods from March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity the interest rate is equal to one year LIBOR plus 1.75%. The interest rate at December 31, 2011 on the borrowings outstanding was 4.65%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

        In April 2011, one of KKR's private equity investment vehicles entered into a revolving credit facility with a major financial institution (the "Revolver Facility") with respect to a specific private equity investment. The Revolver Facility provides for up to $50.1 million of financing and matures on the first anniversary of the agreement. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral. KKR has the option to extend the agreement for an additional two years provided the value of the investment meets certain defined financial ratios. In addition, KKR may request to increase the commitment to the Revolver Facility up to $75.1 million, subject to lender approval and provided the value of the investment meets certain defined financial ratios. The per annum rate of interest for each borrowing under the Revolver Facility is equal to the Hong Kong interbank market rate plus 3.75%. The interest rate at December 31, 2011 on the borrowings outstanding ranged from 4.09% to 4.13%. As of December 31, 2011, $40.8 million of borrowings were outstanding under the Revolver Facility. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

        During May 2011, a KKR investment vehicle entered into a $200.0 million non-recourse multi-currency three-year revolving credit agreement that bears interest at LIBOR plus 2.75% (the "Mezzanine Investment Credit Agreement"). The Mezzanine Investment Credit Agreement is expected to be used to manage timing differences between capital calls from limited partners in the investment vehicle and funding of investment opportunities and to borrow in foreign currencies for purposes of hedging the foreign currency risk of non-U.S. dollar investments. As of December 31, 2011, $47.1 million of borrowings were outstanding under the Mezzanine Investment Credit Agreement. As of December 31, 2011, the interest rate on borrowings outstanding under the Mezzanine Investment Credit Agreement was 3.28%. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

        In November 2011, a KKR investment vehicle entered into a $200.0 million five-year borrowing base revolving credit facility (the "Lending Partners Credit Agreement"). KKR has the option to extend the credit facility for up to two additional years. In addition, KKR may request to increase the commitment to the credit facility up to $400.0 million when the ratio of the loan commitments to

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

committed equity capital is 1.50:1. The per annum rate of interest for each borrowing under the Lending Partners Credit Agreement ranges from LIBOR plus 1.75% for broadly syndicated loans and LIBOR plus 2.75% for all other loans until November 15, 2016 and thereafter, LIBOR plus 4.00% per annum for all loans. As of December 31, 2011, there were no borrowings outstanding under the Lending Partners Credit Agreement. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

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

        The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the Senior Notes was $31.9 million and $8.1 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the fair value of the Senior Notes was $537.0 million.

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

        On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement (the "Amended and Restated Corporate Credit Agreement") such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700.0 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes became guarantors of the amended and restated Corporate Credit Agreement, together with certain general partners of our private equity funds.

        On June 3, 2011, the Amended and Restated Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50.0 million. This commitment has increased the availability for borrowings under the credit facility to $750.0 million. As of December 31, 2011, no borrowings were outstanding under the Amended and Restated Corporate Credit Agreement. During the year ended December 31, 2011, $50.0 million was drawn and subsequently repaid.

KCM Credit Agreement

        On February 27, 2008, KKR Capital Markets Holdings L.P. ("KCM") entered into a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500.0 million with a $500.0 million sublimit for letters of credit. The KCM Credit Agreement has a maturity date of February 27, 2013. As of December 31, 2011, no borrowings were outstanding under the KCM Credit Agreement. For the year ended December 31, 2011, no amounts were drawn under the credit facility.

Principal Credit Agreement

        In June 2007, KKR PEI Investments L.P. (the "KPE Investment Partnership") entered into a five-year revolving credit agreement, expiring in June 2012, with a syndicate of lenders (the "Principal Credit Agreement"). The Principal Credit Agreement provided for up to $925.0 million of senior secured credit subject to availability under a borrowing base determined by the value of certain investments pledged as collateral security for obligations under the agreement. The borrowing base was subject to certain investment concentration limitations and the value of the investments constituting the borrowing base was subject to certain advance rates based on type of investment. During May 2011 and September 2011, KKR conducted offers for the outstanding commitments under the Principal Credit Agreement resulting in $285.0 million and $95.0 million in commitments being assigned to a KKR subsidiary, respectively. In December 2011, the KPE Investment Partnership elected to terminate the Principal Credit Agreement in advance of its scheduled June 2012 expiration date as the facility was not contemplated to be further utilized in light of anticipated borrowing needs and availability under the Corporate Credit Agreement.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

        Scheduled principal payments for debt obligations at December 31, 2011 are as follows:

2012	$212.2
2013	—
2014	229.3
2015	625.0
Thereafter	500.0

$1,566.5

9. INCOME TAXES

        Prior to the Transactions, KKR provided for New York City Unincorporated Business Tax for certain entities based on a statutory rate of 4%. Following the Transactions, the KKR Group Partnerships and certain of their subsidiaries are treated as partnerships for U.S. federal income tax purposes and as corporate entities in certain non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to New York City Unincorporated Business Tax or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of KKR & Co. L.P. are subject to federal, state and local corporate income taxes.

        The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current
Federal Income Tax	$79,713	$51,164	$7,595
State and Local Income Tax	30,508	11,695	14,081
Foreign Income Tax	11,581	12,837	6,469

Subtotal	121,802	75,696	28,145

Deferred
Federal Income Tax	(23,760)	1,795	11,781
State and Local Income Tax	(6,501)	(1,655)	1,708
Foreign Income Tax	(2,296)	(476)	(4,636)

Subtotal	(32,557)	(336)	8,853

Total Income Taxes	$89,245	$75,360	$36,998

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

9. INCOME TAXES (Continued)

        The components of the deferred tax asset or liability consist of the following:

	As of December 31,
	2011	2010
Deferred Tax Assets
Fund Management Fees	$34,428	$23,003
Net Operating Loss Carryforwards	—	258
Employee Compensation	11,248	8,506
Depreciation and Amortization	2,797	3,524
KKR Holdings Unit Exchange	47,658	19,041
Other	179	1,075

Total Deferred Tax Assets	$96,310	$55,407

Deferred Tax Liabilities
Investment Basis Differences	$58,883	$78,076
Other	3,302	2,110

Total Deferred Tax Liabilities	$62,185	$80,186

        For a particular tax-paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within Other Assets or Accounts Payable, Accrued and Other Liabilities, as applicable, in the accompanying statements of financial position.

        In connection with exchanges of KKR Holdings units into common units of KKR, KKR recorded an adjustment to equity to establish net deferred tax liabilities associated with future taxable income of KKR Management Holdings Corp. totaling $4.3 million. Additionally, as a result of certain of these exchanges, KKR recorded a deferred tax asset associated with an increase in KKR Management Holdings Corp.'s share of the tax basis of the tangible and intangible assets of Management Holdings, totaling $28.6 million. This amount was offset by an adjustment totaling $24.3 million to record amounts Due to KKR Holdings under the tax receivable agreement. The net of these adjustments was recorded as an adjustment to equity at the time of the exchanges.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2011	2010	2009
Income Before Taxes at Statutory Rate	$338,006	$2,748,141	$2,411,279
Income Attributable to Noncontrolling Interests	(339,054)	(2,817,081)	(2,463,097)
Foreign Income Taxes	9,285	12,361	1,833
State and Local Income Taxes	18,193	7,065	8,819
Compensation Charges Borne by Holdings	64,695	134,188	81,124
Other	(1,880)	(9,314)	(2,960)

Effective Tax Expense	$89,245	$75,360	$36,998

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

9. INCOME TAXES (Continued)

        Income (loss) derived from foreign jurisdictions is immaterial. In addition, there were no significant undistributed earnings at December 31, 2011.

        KKR had gross operating loss carry-forwards of $6.5 million in certain local jurisdictions for the year ended December 31, 2010. There were no operating loss carry-forwards for the year ended December 31, 2011.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2011	2010
Unrecognized Tax Benefits, beginning of period	$3,973	$4,640
Gross increases in tax positions in prior periods	175	—
Gross decreases in tax positions in prior periods	—	(1,722)
Gross increases in tax positions in current period	555	1,227
Settlement of tax positions	—	—
Lapse of statute of limitations	(853)	(172)

Unrecognized Tax Benefits, end of period	$3,850	$3,973

        Included in the balance of Unrecognized Tax Benefits at December 31, 2011 are $3.9 million of tax benefits that, if recognized, would affect the effective tax rate. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.

        For the years ended December 31, 2011 and 2010, interest and penalties included in KKR's tax provision were immaterial. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.

        KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2011, the state and local tax returns of KKR and its predecessor entities' for the years 2008 through 2010 are open under normal statute of limitations and are therefore subject to examination.

10. EQUITY BASED PAYMENTS

        The following table summarizes the expense associated with equity based payments for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
	2011	2010	2009
KKR Holdings Principal Awards	$324,014	$622,018	$533,842
KKR Holdings Restricted Equity Units	16,848	65,524	—
Equity Incentive Plan Units	16,615	—	—
Discretionary Compensation	112,744	136,651	28,531

Total	$470,221	$824,193	$562,373

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED PAYMENTS (Continued)

KKR Holdings Equity Awards—Principal Awards

        KKR principals and certain non-employee consultants and service providers received grants of KKR Holdings units which are exchangeable for KKR Group Partnership Units. These units are subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of December 31, 2011, KKR Holdings owns approximately 66.8%, or 456,214,235 of the outstanding KKR Group Partnership Units.

        Except for any units that vested on the date of grant, units are subject to service based vesting up to a five-year period from the date of grant. The transfer restriction period will generally last for a minimum of (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, these individuals will also be subject to minimum retained ownership rules requiring them to continuously hold at least 25% of their vested interests. Upon separation from KKR, certain individuals will be subject to the terms of a non-compete agreement that may require the forfeiture of certain vested and unvested units should the terms of the non-compete agreement be violated. Holders of KKR Group Partnership Units held through KKR Holdings are not entitled to participate in distributions made on KKR Group Partnership Units until such units are vested.

        Because KKR Holdings is a partnership, all of the 456,214,235 KKR Holdings units have been legally allocated, but the allocation of 33,599,863 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code ("ASC") 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.

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

        Units granted to principals give rise to equity-based payment charges in the consolidated and combined statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. Equity-based payment expense on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which ranges from 5% to 38%, multiplied by the number of unvested units on the grant date. In conjunction with the Transactions, certain principals received vested units in excess of the fair value of their contributed ownership interests in our historical businesses. Accordingly, to the extent the fair value (calculated as described above) of any vested units received in the Transactions exceeded the fair value of such principal's contributed interests, compensation expense was recorded in the statements of operations.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED PAYMENTS (Continued)

        Units granted to certain non-employee consultants and service providers give rise to general, administrative and other charges in the consolidated and combined statements of operations. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. General, administrative and other expense recognized on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit on each reporting date and subsequently adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of these units will not be finalized until each vesting date.

        Additionally, the calculation of equity-based payment expense and general administrative and other expense on unvested units assumes a forfeiture rate of up to 10% annually based upon expected turnover by class of principal, consultant, or service provider.

        As of December 31, 2011, there was approximately $285.9 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 1.0 years, using the graded attribution method, which treats each vesting portion as a separate award.

        A summary of the status of KKR's unvested equity based awards granted to KKR principals from January 1, 2011 through December 31, 2011 are presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	123,839,772	$7.76
Granted	6,315,784	12.03
Vested	(34,072,167)	8.83
Forfeited	(4,341,596)	7.73

Balance, December 31, 2011	91,741,793	$7.66

        The weighted average remaining vesting period over which unvested units are expected to vest is 1.8 years.

        The following table summarizes the remaining vesting tranches for KKR principals:

Vesting Date	Units
April 1, 2012	1,900,668
October 1, 2012	28,504,101
April 1, 2013	1,341,148
October 1, 2013	28,391,796
April 1, 2014	1,306,405
October 1, 2014	28,391,796
April 1, 2015	1,306,460
October 1, 2015	584,419
April 1, 2016	15,000

91,741,793

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED PAYMENTS (Continued)

KKR Holdings Equity Awards—Restricted Equity Units

        Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel. These will be funded by KKR Holdings and will not dilute KKR's interests in the KKR Group Partnerships. The vesting of these restricted equity units occur in installments up to five years from the date of grant.

        As of December 31, 2011, there was approximately $12.0 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 0.9 years, using the graded attribution method, which treats each vesting portion as a separate award.

        A summary of the status of KKR Holdings' unvested restricted equity units granted to KKR professionals, support staff, and other personnel from January 1, 2011 through December 31, 2011 are presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	3,984,836	$9.51
Granted	988,997	14.20
Vested	(1,734,555)	9.81
Forfeited	(426,781)	10.00

Balance, December 31, 2011	2,812,497	$10.90

        The weighted average remaining vesting period over which unvested units are expected to vest is 1.3 years.

        A summary of the remaining vesting tranches of KKR Holdings' restricted equity awards granted to KKR professionals, support staff, and other personnel is presented below:

Vesting Date	Units
April 1, 2012	230,802
October 1, 2012	1,465,044
April 1, 2013	213,932
October 1, 2013	268,048
April 1, 2014	185,491
October 1, 2014	261,389
April 1, 2015	159,462
October 1, 2015	28,329

2,812,497

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED PAYMENTS (Continued)

KKR & Co. L.P. 2010 Equity Incentive Plan

        Under the KKR & Co. L.P. 2010 Equity Incentive Plan (the "Equity Incentive Plan"), KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unit holders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

        The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of December 31, 2011, equity awards relating to 6,385,441 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan, certain of which vest over a period of up to five years from the date of grant. In certain cases, these awards are subject to transfer restrictions and minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these individuals are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

        Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which ranges from 5% to 38% multiplied by the number of unvested units on the grant date. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 4% annually based upon expected turnover by class of recipient.

        As of December 31, 2011, there was approximately $47.0 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.8 years, using the straight line method.

        A summary of the status of awards granted under the Equity Incentive Plan from January 1, 2011 through December 31, 2011 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	30,000	$10.84
Granted	6,355,441	$10.02
Vested	(535,257)	$13.70
Forfeited	—	$—

Balance, December 31, 2011	5,850,184	$9.69

        The weighted average remaining vesting period over which unvested awards are expected to vest is 2.2 years.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED PAYMENTS (Continued)

        A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2012	757,526
October 1, 2012	657,500
April 1, 2013	726,413
October 1, 2013	584,599
April 1, 2014	707,135
October 1, 2014	572,104
April 1, 2015	627,469
October 1, 2015	572,104
April 1, 2016	445,334
October 1, 2016	200,000

5,850,184

Discretionary Compensation and Discretionary Allocations

        Certain KKR principals who hold KKR Group Partnership Units through KKR Holdings are expected to be allocated, on a discretionary basis, distributions on KKR Group Partnership Units received by KKR Holdings. These discretionary allocations entitle the principal to receive amounts in excess of their vested equity interests. Because unvested units do not have distribution participation rights, any amounts allocated in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges have been recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings.

Carry Pool Allocation

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations. For the years ended December 31, 2011 and 2010, KKR recorded expense related to the carry pool allocation of $108.3 million and $455.9 million, respectively. For the year ended December 31, 2009, KKR recorded expense of $167.2 million related to the carry pool allocation, of which $130.2 million was a one-time charge recorded immediately subsequent to the Transactions. To the extent previously recorded carried interest is adjusted to reflect decreases in the underlying funds' valuations at period end, related profit sharing amounts previously accrued are adjusted and reflected as a benefit to the current period.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

11. RELATED PARTY TRANSACTIONS

        Due from and to Affiliates consists of:

	December 31, 2011	December 31, 2010
Due from Principals(a)	$55,937	$55,937
Due from Related Entities	53,764	52,319
Due from Portfolio Companies	39,904	28,300

	$149,605	$136,556

	December 31, 2011	December 31, 2010
Due to KKR Holdings in Connection with the Tax Receivable Agreement(b)	$40,320	$16,185
Due to Related Entities	2,742	1,862

	$43,062	$18,047

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

KKR Financial Holdings LLC ("KFN")

        KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol "KFN." KFN is managed by KKR but is not under the common control of the Senior Principals or otherwise consolidated by KKR as control is maintained by third-party investors. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of December 31, 2011 and 2010, KFN had consolidated assets of $8.6 billion and $8.4 billion, respectively, and shareholders' equity of $1.7 billion and $1.6 billion, respectively. There were no outstanding shares of KFN held by KKR as of December 31, 2011. If KKR were to exercise all of its outstanding vested options, KKR's ownership interest in KFN would be less than 1% of KFN's outstanding shares as of December 31, 2011 and 2010.

Discretionary Investments

        Certain of KKR's investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with its private equity funds and other investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or investment vehicle, except that the side-by-side investments are not subject to management fees or a carried interest. The cash invested by these individuals aggregated $227.8 million, $66.8 million and $46.7 million for the years ended December 31,

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

2011, 2010 and 2009, respectively. These investments are not included in the accompanying consolidated and combined financial statements.

Aircraft and Other Services

        Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $5.0 million, $5.2 million and $6.9 million for the use of these aircraft for the years ended December 31, 2011, 2010 and 2009, respectively.

Facilities

        Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $6.5 million, $6.4 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

12. SEGMENT REPORTING

        KKR operates through three reportable business segments. These segments, which are differentiated primarily by their investment objectives and strategies, consist of the following:

Private Markets

        Through the Private Markets segment, KKR manages and sponsors a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. KKR also manages and sponsors investments in infrastructure, natural resources and real estate. These investment funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser.

Public Markets

        Through the Public Markets segment, KKR manages a specialty finance company, a number of investment funds, structured finance and other vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies and (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending. These funds, vehicles and accounts are managed by KKR Asset Management LLC, an SEC registered investment adviser.

Capital Markets and Principal Activities

        KKR's Capital Markets and Principal Activities segment combines KKR's principal assets with its global capital markets business. KKR's capital markets business supports the firm, its portfolio companies and select third-party clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. KKR's capital markets services include arranging debt and equity financing for

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. KKR's principal asset base includes investments in its private equity funds and co-investments in certain portfolio companies of such funds.

Key Performance Measures

        Fee Related Earnings ("FRE"), Economic Net Income (Loss) ("ENI") and Book Value are key performance measures used by management. These measures are used by management in making resource deployment and operating decisions as well as assessing the overall performance of each of KKR's business segments.

FRE

        FRE is comprised of segment operating revenues less segment operating expenses and is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

ENI

        ENI is a measure of profitability for KKR's reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR's segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Book Value

        Book Value is a measure of the net assets of KKR's reportable segments and is used by management primarily in assessing the unrealized value of our investment portfolio, including carried interest, as well as KKR's overall liquidity position. Book value differs from the equivalent GAAP amounts on a consolidated basis primarily as a result of the exclusion of ownership interests in consolidated investment vehicles and other entities that are attributable to noncontrolling interests.

        KKR's reportable segments are presented prior to giving effect to the allocation of income (loss) between KKR and KKR Holdings and as such represents KKR's business in total.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2011:

	As of and for the Year Ended December 31, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$430,400	$84,984	$—	$515,384
Incentive fees	—	34,243	—	34,243

Management and incentive fees	430,400	119,227	—	549,627

Monitoring and transaction fees:
Monitoring fees	163,769	—	—	163,769
Transaction fees	166,654	11,996	170,480	349,130
Fee credits(1)	(144,928)	(5,930)	—	(150,858)

Net monitoring and transaction fees	185,495	6,066	170,480	362,041

Total fees	615,895	125,293	170,480	911,668

Expenses
Employee compensation and benefits	185,709	46,133	26,109	257,951
Occupancy and related charges	45,694	4,059	1,256	51,009
Other operating expense	157,901	15,483	12,171	185,555

Total expenses	389,304	65,675	39,536	494,515

Fee related earnings	226,591	59,618	130,944	417,153

Investment income (loss)
Gross carried interest	266,211	(2,590)	—	263,621
Less: Allocation to KKR carry pool(2)	(109,361)	1,036	—	(108,325)
Less: Management fee refunds(3)	(17,587)	—	—	(17,587)

Net carried interest	139,263	(1,554)	—	137,709
Other investment income (loss)	(549)	505	202,802	202,758

Total investment income (loss)	138,714	(1,049)	202,802	340,467

Income (loss) before noncontrolling interests
in income of consolidated entities	365,305	58,569	333,746	757,620
Income (loss) attributable to noncontrolling
interests(4)	2,536	599	3,536	6,671

Economic net income (loss)	$362,769	$57,970	$330,210	$750,949

Total Assets	$855,672	$67,894	$5,491,842	$6,415,408

Book Value	$728,440	$59,012	$4,923,132	$5,710,584

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with these limited partners an agreed upon percentage of monitoring and transaction fees received from Portfolio Companies ("Fee Credits"). Limited partners receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the Portfolio Company

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

  and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund.

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period. As of December 31, 2011, $91.4 million of carried interest is subject to management fee refunds, which may reduce carried interest recognized in future periods.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR's capital markets business.

The following table reconciles KKR's total reportable segments to the consolidated and combined financial statements as of and for the year ended December 31, 2011:

	As of and for the Year Ended December 31, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$911,668	$(188,048)	$723,620
Expenses(b)	$494,515	$719,490	$1,214,005
Investment income (loss)(c)	$340,467	$1,115,649	$1,456,116
Income (loss) before taxes	$757,620	$208,111	$965,731
Income (loss) attributable to redeemable noncontrolling interests	$—	$4,318	$4,318
Income (loss) attributable to noncontrolling interests	$6,671	$863,576	$870,247
Total assets(d)	$6,415,408	$33,962,237	$40,377,645
Book Value(e)	$5,710,584	$(4,381,886)	$1,328,698

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $435,183 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $144,977 upon consolidation of the KKR Funds, (iii) a gross up of reimbursable expenses of $46,038 and (iv) other adjustments of $56,120.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

  amounted to $470,221 (ii) allocations to the carry pool of $108,325, (iii) a gross up of reimbursable expenses of $46,038, (iv) operating expenses of $30,822 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $64,084.

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $989,737 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $108,325, and (iii) exclusion of management fee refunds of $17,587.

(d)
Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)
The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,342,157 and the equity impact of KKR Management Holdings Corp. equity and other of $39,729.

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the consolidated and combined statements of operations consists of the following:

For the Year Ended December 31, 2011
Economic net income (loss)	$750,949
Income taxes	(89,245)
Amortization of intangibles and other, net	(4,210)
Non-cash equity based payments	(470,221)
Allocation to KKR Holdings	(185,352)

Net income (loss) attributable to KKR & Co. L.P.	$1,921

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2010:

	As of and for the Year Ended December 31, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$396,227	$57,059	$—	$453,286
Incentive fees	—	38,832	—	38,832

Management and incentive fees	396,227	95,891	—	492,118

Monitoring and transaction fees:
Monitoring fees	86,932	—	—	86,932
Transaction fees	96,000	19,117	105,266	220,383
Fee credits(1)	(52,563)	(12,336)	—	(64,899)

Net monitoring and transaction fees	130,369	6,781	105,266	242,416

Total fees	526,596	102,672	105,266	734,534

Expenses
Employee compensation and benefits	159,561	29,910	16,863	206,334
Occupancy and related charges	36,395	2,375	945	39,715
Other operating expense	148,357	13,430	8,376	170,163

Total expenses	344,313	45,715	26,184	416,212

Fee related earnings	182,283	56,957	79,082	318,322

Investment income (loss)
Gross carried interest	1,202,070	5,000	—	1,207,070
Less: Allocation to KKR carry pool(2)	(453,872)	(2,000)	—	(455,872)
Less: Management fee refunds(3)	(143,446)	—	—	(143,446)

Net carried interest	604,752	3,000	—	607,752
Other investment income (loss)	(1,643)	718	1,219,053	1,218,128

Total investment income (loss)	603,109	3,718	1,219,053	1,825,880

Income (loss) before noncontrolling interests in income of consolidated entities	785,392	60,675	1,298,135	2,144,202
Income (loss) attributable to noncontrolling interests(4)	839	537	3,033	4,409

Economic net income (loss)	$784,553	$60,138	$1,295,102	$2,139,793

Total Assets	$947,155	$66,230	$5,388,072	$6,401,457

Book Value	$844,657	$55,271	$4,825,698	$5,725,626

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with these limited partners an agreed upon percentage of monitoring and transaction fees received from Portfolio Companies. Limited partners receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the Portfolio Company and not, for

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

  example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund.

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period. As of December 31, 2010, $58.7 million of carried interest was subject to management fee refunds, which may reduce carried interest recognized in future periods.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR's capital markets business.

The following table reconciles KKR's total reportable segments to the consolidated and combined financial statements as of and for the year ended December 31, 2010:

	As of and for the Year Ended December 31, 2010
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$734,534	$(299,148)	$435,386
Expenses(b)	$416,212	$1,346,451	$1,762,663
Investment income (loss)(c)	$1,825,880	$7,353,228	$9,179,108
Income (loss) before taxes	$2,144,202	$5,707,629	$7,851,831
Income (loss) attributable to redeemable noncontrolling interests	$—	$—	$—
Income (loss) attributable to noncontrolling interests	$4,409	$7,438,884	$7,443,293
Total assets(d)	$6,401,457	$31,989,700	$38,391,157
Book Value(e)	$5,725,626	$(4,399,133)	$1,326,493

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $388,501, (ii) Fee Credits of $57,043 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $32,310.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $6,753,910 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $455,872, and (iii) exclusion of management fee refunds of $143,446.

(d)
Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)
The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,346,388 and the equity impact of KKR Management Holdings Corp. equity and other of $52,745.

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

For the Year Ended December 31, 2010
Economic net income (loss)	$2,139,793
Income taxes	(75,360)
Amortization of intangibles and other, net	(7,785)
Non-cash equity based payments	(824,193)
Allocation to KKR Holdings	(899,277)

Net income (loss) attributable to KKR & Co. L.P.	$333,178

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2009:

	As of and for the Year Ended December 31, 2009
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$415,207	$50,754	$—	$465,961
Incentive fees	—	4,472	—	4,472

Management and incentive fees	415,207	55,226	—	470,433

Monitoring and transaction fees:
Monitoring fees	158,243	—	—	158,243
Transaction fees	57,699	—	34,129	91,828
Fee credits(1)	(73,900)	—	—	(73,900)

Net monitoring and transaction fees	142,042	—	34,129	176,171

Total fees	557,249	55,226	34,129	646,604

Expenses
Employee compensation and benefits	147,801	24,086	9,455	181,342
Occupancy and related charges	34,747	2,483	783	38,013
Other operating expense	134,610	18,103	5,238	157,951

Total expenses	317,158	44,672	15,476	377,306

Fee related earnings	240,091	10,554	18,653	269,298

Investment income (loss)
Gross carried interest	826,193	—	—	826,193
Less: allocation to KKR carry pool(2)	(57,971)	—	—	(57,971)
Less: management fee refunds(3)	(22,720)	—	—	(22,720)

Net carried interest	745,502	—	—	745,502
Other investment income (loss)	128,528	(5,260)	349,679	472,947

Total investment income (loss)	874,030	(5,260)	349,679	1,218,449

Income (loss) before noncontrolling interests in income of consolidated entities	1,114,121	5,294	368,332	1,487,747
Income (loss) attributable to noncontrolling interests(4)	497	15	581	1,093

Economic net income (loss)(5)	$1,113,624	$5,279	$367,751	$1,486,654

Allocation of Economic net income (loss)
Economic net income (loss) attributable to KKR Holdings L.P.(5)	$101,898	$1,015	$257,766	$360,679

Economic net income (loss) attributable to KKR Group Holdings L.P.	$1,011,726	$4,264	$109,985	$1,125,975

Total Assets	$362,128	$62,408	$4,660,132	$5,084,668

Book Value	$277,062	$49,581	$3,826,241	$4,152,884

(1)
KKR's agreements with the limited partners of certain of its investment funds require KKR to share with these limited partners an agreed upon percentage of monitoring and transaction fees received from Portfolio Companies. Limited

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

  partners receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the Portfolio Company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund.

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Certain of KKR's investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period. As of December 31, 2009, $148.9 million of carried interest was subject to management fee refunds, which may reduce carried interest recognized in future periods.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR's capital markets business.

(5)
Represents nine months of historical economic net income (loss) totaling $971,399, which is 100% allocable to Group Holdings and three months of economic net income (loss) totaling $515,255, of which 70% or $360,679 is allocated to KKR Holdings, and the remaining 30% or $154,576 is allocated to Group Holdings.

The following table reconciles KKR's total reportable segments to the consolidated and combined financial statements as of and for the year ended December 31, 2009:

	As of and for the Year Ended December 31, 2009
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$646,604	$(315,333)	$331,271
Expenses(b)	$377,306	$818,404	$1,195,710
Investment income (loss)(c)	$1,218,449	$6,535,359	$7,753,808
Income (loss) before taxes	$1,487,747	$5,401,622	$6,889,369
Income (loss) attributable to redeemable noncontrolling interests	$—	$—	$—
Income (loss) attributable to noncontrolling interests	$1,093	$6,001,593	$6,002,686
Total assets(d)	$5,084,668	$25,136,443	$30,221,111
Book Value(e)	$4,152,884	$(3,139,035)	$1,013,849

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $405,466, (ii) Fee Credits of $73,900 upon consolidation of the KKR Funds, and (iii) a gross up of reimbursable expenses of $16,233.

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

(e)
The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $3,072,360 and the equity impact of KKR Management Holdings Corp. equity and other of $66,675.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The reconciliation of economic net income (loss) to net income (loss) attributable to KKR as reported in the statements of operations consists of the following:

For the Year Ended December 31, 2009
Economic net income (loss)	$1,486,654
Income taxes	(36,998)
Amortization of intangibles	(3,788)
Costs relating to the Transactions(a)	(34,846)
Adjustments to carry:
Allocations to carry pool recorded in connection with the Transactions	(115,540)
Non-cash equity based payments	(562,373)
Allocations to former principals	(120)
Allocation to KKR Holdings	116,696

Net income (loss) attributable to KKR & Co. L.P.	$849,685

(a)
During the year ended December 31, 2009, KKR's Private Markets other operating expenses excluded $34.8 million incurred in connection with the Transactions. KKR has excluded this charge from its segment financial information as such amount will be not be considered when assessing the performance of, or allocating resources to, each of its business segments and is non-recurring in nature. In the consolidated and combined statements of operations, this charge is included in general, administrative and other expenses.

13. COMMITMENTS AND CONTINGENCIES

Debt Covenants

        Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's investment or financing strategies. KKR is in compliance with all of its debt covenants as of December 31, 2011.

Investment Commitments

        As of December 31, 2011, KKR had unfunded commitments to its private equity and other investment vehicles of $665.2 million. In addition, KKR's capital markets business had unfunded commitments of $81.7 million related to four Portfolio Companies' revolving credit facilities as of December 31, 2011.

Non-cancelable Operating Leases

        KKR's non-cancelable operating leases consist primarily of leases of office space around the world. There are no material rent holidays, contingent rent, rent concessions or leasehold improvement incentives associated with any of these property leases. In addition to base rentals, certain lease

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

agreements are subject to escalation provisions and rent expense is recognized on a straight-line basis over the term of the lease agreement.

        As of December 31, 2011, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows

2012	$40,810
2013	41,618
2014	39,651
2015	38,866
2016 and Thereafter	188,551

Total minimum payments required	$349,496

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

        Prior to the Transactions, certain KKR principals who received carried interest distributions with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the Transactions require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the Transactions up to a maximum of $223.6 million. At December 31, 2011, KKR has recorded a receivable of $55.9 million within due from affiliates for the amount of the clawback obligation required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships. In periods prior to the Transactions, such amount was reflected as a capital deficit within partners' capital given the KKR principals held controlling economic interests in KKR on a historical basis. Carry distributions arising subsequent to the Transactions are allocated to KKR, KKR Holdings and KKR principals (as carry pool participants) in accordance with the terms of the instruments governing the KKR Group Partnerships. KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

        As of December 31, 2011, the amount of carried interest that is subject to this clawback provision was $800.9 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their December 31, 2011 fair values, the clawback obligation would have been $82.7 million, of which $55.9 million is recorded in due from affiliates, $7.7 million is due from noncontrolling interest holders, $7.6 million reduces the amount of carried interest payable to KKR's principals, and $11.5 million is the obligation of KKR.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        The instruments governing certain of KKR's private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the "net loss sharing provisions," certain of KKR's private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of December 31, 2011, there would have been no net losing sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $1,006.6 million as of December 31, 2011.

Indemnifications

        In the normal course of business, KKR enters into contracts that contain a variety of representations and warranties that provide general indemnifications. KKR's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be remote.

Litigation

        From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR's business. KKR's business is also subject to extensive regulation, which may result in regulatory proceedings against it.

        In August 1999, KKR and certain of its current and former personnel were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno's, Inc. ("Bruno's"), one of KKR's former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno's in an August 1995 subordinated notes offering relating to the acquisition and in Bruno's subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In 2009, the action was remanded to the Alabama State Court and subsequently consolidated for pretrial purposes with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which was pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. In August 2011, the Alabama Supreme Court denied KKR's petition seeking permission to appeal certain rulings made by the Alabama State Court when denying in part the motion to dismiss. In October 2011, the plaintiffs' investment adviser filed an amended motion to dismiss a third-party complaint filed by KKR and other defendants asserting a contribution claim against the plaintiffs' investment adviser. Briefing on the motion to dismiss this third-party-complaint is ongoing. In

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

December 2011, KKR filed a petition for a writ of certiorari in the United States Supreme Court seeking permission to appeal the Alabama Supreme Court's denial of KKR's petition. In January 2012, the Alabama State Court granted a motion to sever the action from the related action against the underwriters of the subordinated notes. Discovery is ongoing in the action.

        On May 23, 2011, KKR, certain KKR affiliates and the board of directors of Primedia Inc. (a former KKR portfolio company whose directors at that time included certain KKR personnel) were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the sale of Primedia in a merger transaction that was completed on July 13, 2011. These actions allege, among other things, that Primedia board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger. Plaintiffs also allege that the merger price was unfair in light of the value of certain shareholder derivative claims, which were dismissed on August 8, 2011, based on a stipulation by the parties that the derivative plaintiffs and any other former Primedia shareholders lost standing to prosecute the derivative claims on behalf of Primedia when the Primedia merger was completed. The dismissed shareholder derivative claims included allegations concerning open market purchases of certain shares of Primedia's preferred stock by KKR affiliates in 2002 and allegations concerning Primedia's redemption of certain shares of Primedia's preferred stock in 2004 and 2005, some of which were owned by KKR affiliates. With respect to the pending shareholder class actions challenging the Primedia merger, on June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger. On July 18, 2011, the Court of Chancery consolidated the two pending shareholder class actions and appointed lead counsel for plaintiffs. On October 7, 2011, defendants moved to dismiss the operative complaint in the consolidated shareholder class action. The operative complaint seeks, in relevant part, unspecified monetary damages and rescission of the merger. On December 2, 2011, plaintiffs filed a consolidated amended complaint, which similarly alleges that the Primedia board members, KKR, and certain KKR affiliates breached their respective fiduciary duties by entering into the merger agreement at an unfair price in light of the value of the dismissed shareholder derivative claims. That amended complaint seeks an unspecified amount of monetary damages. On January 31, 2012, defendants moved to dismiss the amended complaint. Briefing on the motion to dismiss the amended complaint is ongoing.

        Additionally, in May 2011, two shareholder class actions challenging the Primedia merger were filed in Georgia state courts, asserting similar allegations and seeking similar relief as initially sought by the Delaware shareholder class actions above. Both Georgia actions have been stayed in favor of the Delaware action.

        In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs' motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs' motion. On September 7, 2011, the court granted plaintiffs' motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs' proposed fifth amended complaint but denied plaintiffs' motion seeking leave to file a proposed fifth amended complaint. The court stated that it will entertain a renewed motion by plaintiffs to file a proposed fifth amended complaint at the close of the third phase of discovery. The third phase of discovery permitted by the court is ongoing and currently scheduled to conclude on April 17, 2012.

        KKR, along with two other private equity firms (collectively the "Sponsors"), was named as a defendant in purported shareholder class actions filed in the Court of Chancery of the State of Delaware arising out of the acquisition of Del Monte Foods Company ("Del Monte") by Blue Acquisition Group, Inc. and Blue Merger Sub Inc., entities controlled by private equity funds affiliated with the Sponsors (the "Acquisition Entities"). This transaction was announced on November 25, 2010 and was completed on March 8, 2011 (the "Del Monte Transaction"). All of the shareholder actions that were filed in the Court of Chancery following the announcement of the Del Monte Transaction were consolidated on December 31, 2010 (the "Delaware Del Monte Action"). In a consolidated complaint filed on January 10, 2011, the plaintiff in the Delaware Del Monte Action alleged, among other things, that the Del Monte board of directors breached its fiduciary duties by agreeing to sell Del Monte at an unfair price and through an unfair process and by filing a materially misleading and incomplete proxy statement and that the Sponsors and the Acquisition Entities aided and abetted these fiduciary breaches. On February 14, 2011, the Court of Chancery issued a ruling which, among other things, found on the preliminary record before the court that the plaintiff had demonstrated a reasonable likelihood of success on the merits of its aiding and abetting claim against the Sponsors, including KKR. The ruling enjoined Del Monte from proceeding with its stockholder vote, previously scheduled for February 15, 2011, for twenty days and preliminarily enjoined certain deal protection provisions of the merger agreement pending the stockholder vote. On February 18, 2011, an amended consolidated complaint was filed in the Delaware Del Monte Action asserting claims for: (i) breach of fiduciary duty against the Del Monte directors, (ii) aiding and abetting the directors' breaches of fiduciary duty against the Sponsors, the Acquisition Entities, and Barclays Capital, Inc. ("Barclays"),

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

which served as a financial advisor to Del Monte in connection with the Del Monte Transaction, (iii) breach of contract against the Sponsors arising from confidentiality agreements between the Sponsors and Del Monte, and (iv) tortious interference with contract against Barclays arising from the aforementioned confidentiality agreements between the Sponsors and Del Monte. The amended consolidated complaint sought, among other things, injunctive relief, rescission of the merger agreement, damages and attorneys' fees. On March 29, 2011, all of the defendants in the Delaware Del Monte Action, including KKR, answered the amended consolidated complaint. On July 27, 2011, Del Monte Corporation, as successor-in-interest to Del Monte, was joined as a party and defendant in the Delaware Del Monte Action. On October 6, 2011, the parties filed a Stipulation and Agreement of Compromise and Settlement in the Delaware Del Monte Action. On December 1, 2011, the Court of Chancery approved the proposed settlement. Under the terms of the settlement, the Delaware Del Monte Action was dismissed and all Del Monte shareholder claims that were asserted or could have been asserted (including claims asserted in the California federal and state court actions and the Pipe Fitters Action described in the following paragraph) against KKR and the other defendants were released in exchange for, among other things, a payment by Del Monte and Barclays but not by KKR. The time to appeal the Court of Chancery's order and judgment approving the settlement has run.

        Similar shareholder actions were filed against Del Monte, the Del Monte directors, the Sponsors and/or the Acquisition Entities in California Superior Court and the United States District Court for the Northern District of California. The federal cases pending in the Northern District of California were consolidated and subsequently voluntarily dismissed without prejudice. Plaintiffs in all but one of the California state court actions have moved for voluntary dismissal without prejudice. The remaining California state court action has been stayed pursuant to court order. On March 7, 2011, a purported antitrust class action captioned Pipe Fitters Local Union No. 120 Pension Fund v. Barclays Capital Inc. et al. (Case No. 3:10-cv-01064-EDL) was filed in the United States District Court for the Northern District of California (the "Pipe Fitters Action"). On May 4, 2011, plaintiff filed an amended complaint which named as defendants the Sponsors, Barclays, a managing director at Barclays, and Goldman Sachs Group, Inc. (which provided a portion of the financing in connection with the Del Monte Transaction) and alleged that the defendants violated federal antitrust laws by, among other things, allegedly conspiring to suppress the transaction price. The amended complaint in the Pipe Fitters Action sought, among other things, injunctive relief, damages and attorneys' fees. On June 10, 2011, defendants moved to dismiss the amended complaint. On August 30, 2011, following briefing and argument on defendants' motion to dismiss the amended complaint in the Pipe Fitters Action, the court dismissed the amended complaint without prejudice and with leave to file another amended complaint. On December 8, 2011, plaintiff filed a notice of dismissal without prejudice, which the Court entered on December 12, 2011.

        On March 4, 2011, KKR received a request from the SEC for information regarding issues relating to the Del Monte Transaction. On May 20, 2011 the SEC issued a subpoena to KKR seeking substantially the same documents and information as the March 4, 2011 request for information. On December 16, 2011, the SEC issued another subpoena to KKR seeking documents and information regarding the period prior to the announcement of the Del Monte Transaction. KKR is cooperating with the SEC's investigations.

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

        In January 2011, KKR received a request from the SEC for information regarding KKR's investors and clients that the SEC defines as sovereign wealth funds and certain services provided by KKR. On December 19, 2011, the SEC issued a subpoena to KKR seeking additional documents and information involving certain sovereign wealth funds specified by the SEC. KKR is cooperating with the SEC's investigation.

        Moreover, in the ordinary course of business KKR is subject to governmental and regulatory examinations or investigations and also is and can be both the defendant and the plaintiff in numerous actions with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds.

        KKR establishes an accrued liability for litigation, regulatory and other matters only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. For one or more of the matters described above for which a loss is both probable and reasonably estimable, we have estimated the aggregate amount of losses attributable to KKR to be approximately $32.5 million. We believe such losses should be, in whole or in part, subject to insurance and/or indemnity, which we believe will reduce any ultimate loss. This estimate is based upon information available as of February 23, 2012 and is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

        At this time, management has not concluded whether the final resolution of any of the matters above will have a material effect upon the consolidated financial statements.

Principal Protected Product for Private Equity Investments

        The fund agreements for a private equity vehicle referred to as KKR's principal protected product for private equity investments contain provisions that require the fund underlying the principal protected product for private equity investments (the "Master Fund") to liquidate certain of its portfolio investments in order to satisfy liquidity requirements of the fund agreements, if the performance of the Master Fund is lower than certain benchmarks defined in the agreements. In an instance where the Master Fund is not in compliance with the defined liquidity requirements and does not have sufficient liquidity to meet its defined requirements, KKR has an obligation to purchase up to

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

$4.1 million of illiquid portfolio investments of the Master Fund at 95% of their current fair market value, reduced from $18.4 million effective January 1, 2011. As of December 31, 2011, the Master Fund does not have a liquidity shortfall and therefore KKR has no obligation.

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

        The regulatory capital requirements referred to above may restrict KKR's ability to withdraw capital from its registered broker-dealer entities. At December 31, 2011, approximately $81.4 million of cash at our registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Statement of Operations Data:
Fees	$231,843	$117,612	$164,808	$209,357
Less: Total Expenses	423,752	331,286	128,830	330,137
Total Investment Income (Loss)	2,540,133	1,421,682	(3,220,798)	715,099

Income (Loss) Before Taxes	2,348,224	1,208,008	(3,184,820)	594,319
Income Taxes	30,783	25,605	11,535	21,322

Net Income (Loss)	2,317,441	1,182,403	(3,196,355)	572,997
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	—	—	4,318
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,157,876	1,142,782	(2,952,953)	522,542

Net Income (Loss) Attributable to KKR & Co. L.P.	$159,565	$39,621	$(243,402)	$46,137

Distributions Declared per KKR & Co. L.P. Common Unit	$0.21	$0.11	$0.10	$0.32
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.75	$0.18	$(1.09)	$0.20
Diluted	$0.75	$0.18	$(1.09)	$0.20
Weighted Average Common Units Outstanding
Basic	213,479,630	219,188,351	222,733,648	225,382,001
Diluted	213,509,630	220,213,799	222,733,648	231,361,032

KKR & CO. L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Statement of Operations Data:
Fees	$106,031	$87,070	$96,018	$146,267
Less: Total Expenses	463,308	430,586	449,867	418,902
Total Investment Income (Loss)	2,763,936	1,224,959	1,724,527	3,465,686

Income (Loss) Before Taxes	2,406,659	881,443	1,370,678	3,193,051
Income Taxes	13,452	31,283	16,263	14,362

Net Income (Loss)	2,393,207	850,160	1,354,415	3,178,689
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	—	—	—
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,279,371	820,253	1,345,559	2,998,110

Net Income (Loss) Attributable to KKR & Co. L.P.	$113,836	$29,907	$8,856	$180,579

Distributions Declared per KKR & Co. L.P. Common Unit	$0.08	$0.08	$0.15	$0.29
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.57	$0.15	$0.04	$0.86
Diluted	$0.57	$0.15	$0.04	$0.86
Weighted Average Common Units Outstanding
Basic	204,902,226	204,902,226	204,902,226	209,383,219
Diluted	204,902,226	204,902,226	204,902,226	209,413,219

16. SUBSEQUENT EVENTS

        A distribution of $0.32 per KKR & Co. L.P. common unit was declared on February 9, 2012 and will be paid on March 6, 2012 to KKR & Co. L.P. unitholders of record as of the close of business on February 21, 2012. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are at the reasonable assurance level: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the board of dreictors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

        No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

        Our independent registered public accounting firm, Deloitte & Touche LLP has issued their attestation report on our internal control over financial reporting which is included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.    OTHER INFORMATION

Grants of Restricted Equity Units

        On February 22, 2012, our Managing Partner's board of directors granted 170,152 restricted equity units to Mr. Fisher, 52,538 restricted equity units to Mr. Janetschek, and 54,811 restricted equity units to Mr. Sorkin. The restricted equity units were granted under the Equity Incentive Plan. The restricted equity units are subject to a three-year service-based vesting condition, and upon vesting, each restricted equity unit may be settled by delivery of one common unit. In addition, each executive officer must maintain a minimum retained ownership of common unit equivalents equal to 15% of all cumulatively vested restricted equity units granted to such person, unless waived in whole or in part, and also comply with certain restrictive covenants, including confidentiality, non-solicitation and non-competition covenants. The common units to be received upon settlement of such restricted equity units are not subject to any additional post-vesting one- and two-year transfer restrictions.

        Upon the occurrence of a change in control prior to any termination of the executive officer's employment, the Administrator of the Equity Incentive Plan may, in its discretion, cause all or any portion of any unvested restricted equity units to become vested, cancel the restricted equity units for fair value, or provide for the issuance of substitute awards that will substantially preserve the otherwise applicable terms of the restricted equity units. In the event the executive officer dies or experiences a disability, all unvested restricted equity units will become fully vested. In the event of the executive officer's retirement, all unvested restricted equity units that would have vested within the two-year period following such date of retirement may, in the discretion of the Administrator, become fully vested. Any acceleration of the vesting of the restricted equity units due to the executive officer's death, disability or retirement does not accelerate the date of settlement of such restricted equity units, which settlement occurs on the applicable service vesting date and only with respect to the percentage of restricted equity units that was scheduled to become vested on such service vesting date. In the event the executive officer's employment terminates for any other reason, all then unvested restricted equity units will be forfeited without payment of any consideration.

        The restricted equity units were granted to each of these executive officers pursuant to and are subject to the terms and conditions of the Equity Incentive Plan and a restricted equity unit grant agreement for Messrs. Fisher, Janetschek and Sorkin, the form of which is filed as an exhibit hereto. This description of the restricted equity units is qualified in its entirety by the provisions of the Equity Incentive Plan and the restricted equity unit grant agreement.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Managing Partner

        As is commonly the case with limited partnerships, our limited partnership agreement provides for the management of our business and affairs by a general partner rather than a board of directors. Our Managing Partner serves as our sole general partner. Our Managing Partner has a board of directors that is co-chaired by our founders Henry Kravis and George Roberts, who also serve as our Co-Chief Executive Officers and are authorized to appoint our other officers. Our Managing Partner does not have any economic interest in our partnership.

Directors and Executive Officers

        The following table presents certain information concerning the board of directors and executive officers of our Managing Partner.

Name	Age	Position with Managing Partner
Henry R. Kravis	68	Co-Chief Executive Officer, Co-Chairman and Director
George R. Roberts	68	Co-Chief Executive Officer, Co-Chairman and Director
Joseph A. Grundfest	60	Director
John B. Hess	57	Director
Dieter Rampl	64	Director
Patricia F. Russo	59	Director
Thomas M. Schoewe	59	Director
Robert W. Scully	62	Director
Todd A. Fisher	46	Chief Administrative Officer
William J. Janetschek	49	Chief Financial Officer
David J. Sorkin	52	General Counsel and Secretary

        Henry R. Kravis co-founded our firm in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. Mr. Kravis is actively involved in managing the firm and serves on each of the regional Private Equity Investment and Portfolio Management Committees. Mr. Kravis currently serves on the boards of directors of First Data Corporation and China International Capital Corporation Limited. Mr. Kravis also serves as a director, chairman emeritus or trustee of several cultural and educational institutions, including the Partnership for New York City, Mount Sinai Hospital, Rockefeller University, Claremont McKenna College, the Council on Foreign Relations, The Business Council and Tsinghua University School of Economics and Management. Mr. Kravis is co-chairman of Columbia Business School and also co-chairman of the New York City Investment Fund, a non-profit organization he founded in 1996 to create and help small businesses in New York City. He earned a B.A. in Economics from Claremont McKenna College in 1967 and an M.B.A. from Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing and investing in public and private companies, as well as serving on the boards of many public and private portfolio companies in the past. As our co-founder and Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Kravis is a first cousin of Mr. Roberts.

        George R. Roberts co-founded our firm in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. Mr. Roberts is actively involved in managing the firm and serves on each of the regional Private Equity Investment and Portfolio Management Committees. Mr. Roberts currently serves as a director or trustee of several cultural and educational institutions, including the San Francisco Symphony and Claremont McKenna College. He is also founder and chairman of the board of directors of REDF, a San Francisco non-profit organization. He earned a B.A. from Claremont McKenna College in 1966, and a J.D. from the University of California (Hastings) Law School in 1969. Mr. Roberts has more than four decades of experience financing, analyzing and investing in public and private companies, as well as serving on the boards of many public and private companies in the past. As our co-founder and Co-Chief Executive Officer, Mr. Roberts has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Roberts is a first cousin of Mr. Kravis.

        Professor Joseph A. Grundfest has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Grundfest has been a member of the faculty of Stanford Law School since 1990, where he is the William A. Franke Professor of Law and Business. He is also senior faculty of the Arthur and Toni Rembe Rock Center for Corporate Governance at Stanford University; founder and director of Directors' College, a venue for the professional education of directors of publicly traded corporations; and co-founder of Financial Engines, Inc., a provider of services and advice to participants in employer-sponsored retirement plans, where he has served as a director since its inception in 1996. Mr. Grundfest was a Commissioner of the SEC from 1985 to 1990. He holds a B.A. in Economics from Yale University and a J.D. from Stanford Law School. Mr. Grundfest's knowledge and expertise in capital markets, corporate governance, and securities laws provides significant value to the oversight and development of our business.

        John B. Hess has been a member of the board of directors of our Managing Partner since July 28, 2011. He has been the chairman and chief executive officer of Hess Corporation since 1995 and a director since 1978. He has been director of Dow Chemical Co. since 2006, and also serves as a director on the National Advisory Board of J.P. Morgan Chase & Co., the Business Council, the Trilateral Commission, the Council of Foreign Relations, Center for Strategic and International Studies and the American Petroleum Institute. Mr. Hess is a member of the board of trustees at the Wildlife Conservation Society/NY Zoo, the New York Public Library, Mount Sinai Hospital and the Dean's Advisors of Harvard Business School. Mr. Hess also serves as a member of the board of directors of Lincoln Center for the Performing Arts. Mr. Hess earned a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Hess provides significant value to the oversight and development of our business through his management and leadership roles at a global energy business, and his involvement with major businesses and public policy organizations also provides a valuable perspective for our company.

        Dieter Rampl has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Rampl has been chairman of UniCredit Group since 2006. Previously, Mr. Rampl was a member of the board for corporate business and corporate finance at Bayerische Vereinsbank (Munich) from 1995 to January 1, 2003, when he was appointed as spokesman of the board of managing directors until January 2006. In addition, Mr. Rampl has been a managing director of Charterhouse, London, manager of the corporate business of BHF—Bank Frankfurt and general manager of BHF North America, and he also operated in the foreign trade financing area at Société de Banque Suisse. He is currently the vice chairman of Mediobanca S.p.A., a director of the Italian Banking Association, chairman of the Supervisory Board of Koenig & Bauer AG and a member of the supervisory board of FC Bayern München AG, and was the chairman of the supervisory board of Bayerische Börse AG until June 2010. In addition, Mr. Rampl previously served as a director and chairman of the audit committee of KKR Guernsey GP Limited, the general partner of KKR & Co. (Guernsey) L.P., formerly known as KKR Private Equity Investors, L.P. Mr. Rampl's career in the financial services industry brings important expertise to the oversight and development of our business, and he also provides a valuable European perspective to the board of directors.

        Patricia F. Russo has been a member of the board of directors of our Managing Partner since April 15, 2011. Ms. Russo served as chief executive officer of Alcatel-Lucent from 2006 to 2008. Prior to the merger of Alcatel and Lucent in 2006, she served as chairman and chief executive officer of Lucent Technologies, Inc. from 2003 to 2006, and as president and chief executive officer from 2002 to 2003. Before rejoining Lucent in 2002, Ms. Russo was president and chief operating officer of Eastman Kodak Company from March 2001 to December 2001. Ms. Russo has been a director of Alcoa Inc. since 2008, Merck & Co., Inc. since 2009, General Motors Company since 2009, and Hewlett-Packard Company since 2011. Prior to its merger with Merck in 2009, Ms. Russo served as a director of Schering-Plough since 1995. Ms. Russo's management and leadership experience as chief executive officer of complex global companies as well as her experience with corporate strategy, mergers and acquisitions, and sales and marketing brings important expertise to the oversight and development of our business. Ms. Russo also brings extensive experience in corporate governance as a member of boards and board committees of other public companies.

        Thomas M. Schoewe has been a member of the board of directors of our Managing Partner since March 14, 2011. Mr Schoewe was executive vice president and chief financial officer for Wal-Mart Stores, Inc., a position he held from 2000 to 2010, and was employed by Walmart in a transitional capacity to January 2011. Prior to his employment at Walmart, Mr. Schoewe served as senior vice president and chief financial officer for Black and Decker Corp., a position he held from 1993 to 1999. Prior to that, he served for four years as Black and Decker's vice president of finance. He previously held the position of vice president of business planning and analysis. He joined Black and Decker in 1986 after serving at Chicago-based Beatrice Companies, where he was chief financial officer and controller of Beatrice Consumer Durables, Inc. He is a member of Financial Executives International. He has served on the board of directors of Northrop Grumman Corporation and General Motors Company since 2011. Since 2001, he has served on the board of directors of PulteGroup, Inc., which merged with Centex Corporation in 2009, and has previously served on the Centex board. Mr. Schoewe graduated from Loyola University of Chicago with a bachelor's of business administration degree in finance. Mr. Schoewe's experience in financial reporting, accounting and control, and business planning and analysis brings important expertise to the oversight and development of our business.

        Robert W. Scully has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley until his retirement in 2009, where he had previously been co-president, chairman of global capital markets and vice chairman of investment banking. Prior to joining Morgan Stanley, he served as a managing director at Lehman Brothers and at Salomon Brothers. Mr. Scully has been a director of Bank of America Corporation since 2009, where he is a member of the audit committee and the chairman of the compensation and benefits committee, and has previously served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an MBA from Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings important expertise to the oversight of our business. In addition, Mr. Scully brings talent development, senior client relationship management and strategic initiative experiences that are important to the development of our business.

        Todd A. Fisher joined the firm in 1993 and is Chief Administrative Officer of our Managing Partner. He is actively involved in managing the firm and serves on the North American Private Equity Investment Committee. Prior to joining KKR, Mr. Fisher worked for Goldman, Sachs & Co. in New York and for Drexel Burnham Lambert in Los Angeles. Mr. Fisher is a director of Maxeda B.V., Northgate Information Solutions plc. and Rockwood Holdings, Inc. Previously, he served as a director of ALEA Group Holdings AG until 2007, and Bristol West Insurance Group until 2007. Mr. Fisher currently serves as a trustee of the Private Equity Foundation, a London non-profit organization. He holds a B.A. from Brown University, an M.A. in International Affairs from Johns Hopkins University and an M.B.A. in Finance from the Wharton School at the University of Pennsylvania.

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

Independence and Composition of the Board of Directors

        Our Managing Partner's board of directors consists of eight directors, six of whom, Messrs. Grundfest, Hess, Rampl, Schoewe and Scully and Ms. Russo, are independent under NYSE rules relating to corporate governance matters. While we are exempt from NYSE rules relating to board independence, our Managing Partner intends to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules relating to corporate governance matters.

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

  Audit Committee

        The audit committee consists of Messrs. Grundfest (Chairman), Schoewe and Scully. The purpose of the audit committee is to assist the board of directors in overseeing and monitoring: (i) the quality and integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications and independence; and (iv) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. The Managing Partner's board of directors has determined that each of Messrs. Grundfest, Schoewe and Scully is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available at the Public Investors section of our internet website at www.kkr.com.

  Conflicts Committee

        The conflicts committee consists of Messrs. Grundfest, Hess, Rampl, Schoewe and Scully and Ms. Russo. The conflicts committee is responsible for reviewing specific matters that the board of directors believes may involve a conflict of interest and for enforcing our rights under any of the exchange agreement, the tax receivable agreement, the limited partnership agreement of any KKR Group Partnership or our limited partnership agreement, which we refer collectively to as the covered agreements, against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities. The conflicts committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the conflicts committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our Managing Partner's board of directors is or will result in a conflict of interest. The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to our partnership. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our partnership and not a breach of any duties that may be owed to our unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on the conflicts committee in accordance with its charter.

  Nominating and Corporate Governance Committee

        The nominating and corporate governance committee consists of Messrs. Kravis, Roberts and Scully. The nominating and corporate governance committee is responsible for identifying and recommending candidates for appointment to the board of directors and for assisting and advising the board of directors with respect to matters relating to the general operation of the board and corporate governance matters. Mr. Scully meets the independence standards for service on the nominating and corporate governance committee in accordance with its charter.

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

Code of Business Conduct and Ethics

        We have a Code of Business Conduct and Ethics which applies to our principal executive officer, principal financial officer and principal accounting officer and is available on our internet website at www.kkr.com under the "Public Investors" section. We intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our internet website or in a Current Report on Form 8-K filing.

Corporate Governance Guidelines

        Our Managing Partner's board of directors has a governance policy which addresses matters such as the board of directors' responsibilities and duties and the board of directors' composition and compensation. The governance policy is available on our internet website at www.kkr.com under the "Public Investors" section.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2011, such persons complied with all such filing requirements, except that Mr. Schoewe and Ms. Russo each had one late Form 4 filing relating to one transaction.

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

        Culture and values.    One of our most important values is our "one-firm" approach with shared responsibility and success, and we subscribe to a culture of meritocracy and fairness. Therefore, compensation is based on the performance of the firm as a whole and on an individual's contributions to the firm. For example, we do not compensate people based merely on an individual's accomplishments in relation to the profits and losses of his or her business unit. In addition, we conduct, at least annually, an evaluation process that seeks input from a wide range of persons on an employee's contribution to the firm, including his or her commitment to the firm's culture and values. We believe that using this kind of an evaluation process also promotes a measure of objectivity as a balance to a single manager's judgment.

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

        KKR Holdings, from time to time, receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied certain initial vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied initial vesting requirements at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as our Co-Chief Executive Officers, acting through the general partner of KKR Holdings, may determine. It is contemplated that such distributions with respect to unvested KKR Holdings units will generally be paid to our named executive officers and our other principals as annual bonus compensation from time to time.

        In 2011, our named executive officers received distributions on their vested KKR Holdings units, and because these distributions are not considered to be compensation, they have not been reported in the Summary Compensation Table.

Compensation Elements

Base Salary

        For 2011, each of our named executive officers was paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Chief Executive Officers determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers. We are responsible for funding this base salary.

Year-End Bonus Compensation

        Other than their salary and certain incidental benefits noted below under "Other Compensation," our Co-Chief Executive Officers did not receive any additional compensation in 2011. They have decided at this time not to receive any bonus or other amounts from us or from KKR Holdings in excess of distributions payable with respect to their KKR Holdings units. Instead, they have decided that year-end bonus payments from KKR Holdings should be made to our other principals in order to motivate and retain them for the benefit of the firm.

        In 2011, our Chief Administrative Officer, Chief Financial Officer and General Counsel were awarded additional year-end compensation as bonus payments that were determined by our Co-Chief Executive Officers. Our Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that our Chief Administrative Officer, Chief Financial Officer and General Counsel made to our development and success, as a firm, during the year. Certain factors that were considered when determining the size of the bonus payments for our Chief Administrative Officer, Chief Financial Officer and General Counsel include (i) their respective contributions and accomplishments in 2011 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior principals in the firm, (iii) their respective performance and contributions in 2011 as compared to the prior year, and (iv) the overall financial performance of the firm in 2011 as compared to the prior year based on certain financial measures considered by management, including fee related earnings. In making these determinations, our Co-Chief Executive Officers consulted with certain of our senior principals and, with respect to the determinations for our Chief Financial Officer and General Counsel, considered the recommendations of our Chief Administrative Officer. We believe that the discretion permitted to our Co-Chief Executive Officers permits them to award bonus compensation in an amount necessary to motivate and retain these named executive officers.

        Once the bonus amount is determined, the bonus amount is divided into cash compensation and, for our named executive officers, a recommendation to our Managing Partner's board of directors for an award of deferred equity bonus compensation. The amount of deferred equity bonus compensation for our principals is calculated using a graduated range of percentages, which is generally from 5% to 45% of the bonus amount, depending on total compensation level.

        The cash bonus amounts paid to our Chief Administrative Officer, our Chief Financial Officer and our General Counsel for 2011 are reflected in the Bonus column of the 2011 Summary Compensation Table below. Although these cash bonus payments have been economically borne by KKR Holdings, we expect that, over time, we may be required to pay a portion, or eventually all, of these cash bonus payments as KKR Holdings becomes unable to reserve cash for bonus compensation as more KKR Holdings units vest.

        The portion of the bonus payment granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) as 2011 deferred equity bonus compensation consists of grants of equity awards issued under the Equity Incentive Plan. These equity awards are restricted equity units that may be settled for our common units on a one-for-one basis. See below under "Terms of Restricted Equity Units" for more information. We call these equity grants "deferred" equity bonus compensation, because our named executive officers' ability to monetize them into cash is deferred to the future when the vesting provisions (and any applicable transfer restrictions) discussed below lapse.

        The number of restricted equity units granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) is determined by our Managing Partner's board of directors. As part of 2011 year-end bonus compensation, our Managing Partner's board of directors approved the following grants: 170,152 restricted equity units to our Chief Administrative Officer, 52,538 restricted equity units to our Chief Financial Officer, and 54,811 restricted equity units to our General Counsel. The number of restricted equity units was determined by dividing the dollar amount of deferred equity bonus compensation recommended by the Co-Chief Executive Officers to the board of directors, divided by the average closing price of our common units over the last five trading days in 2011. Because these grants were made after December 31, 2011, they do not appear in the tables below, but will appear in the tables for the year ended December 31, 2012.

        The restricted equity units that were granted as deferred equity bonus compensation grants are subject to a three-year service-based vesting condition (with the first vesting event occurring on April 1, 2013), and unless waived, subject to a 15% minimum retained ownership requirement (which is discussed further below). These restricted equity units are not subject to additional transfer restrictions after vesting. Vesting and minimum retained ownership requirements serve as an employment retention mechanism and thereby enhances the alignment of interests between our named executive officers who receive year-end compensation payments and the firm.

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

        Carried interest, if any, from the carry pool in respect of any particular investment is only paid in cash after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of preferred returns where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to investors in an amount sufficient to reduce remaining cost to the investments' fair value. To the extent any "clawback" obligation is triggered, carried interest previously distributed by the fund would have to be returned to such fund, thereby reducing the named executive officer's overall compensation for any such year. From time to time, a portion of certain carried interest payable may not be distributed to the recipient and would instead be held in escrow in order to enhance the recipient's ability to satisfy any future clawback obligation. Because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the named executive officers, and thus benefits our unitholders. In addition, several of our competitors use participation in carried interest as an important compensation element, and we believe that we must do the same in order to attract and retain the most qualified personnel.

        Participation in our carry pool for our principals, including our named executive officers, is subject to a range of vesting schedules, from four-year vesting (with no vesting upon grant) for principals with less than five years employment with KKR up to two-year vesting (and 50% vesting upon grant) for the most senior principals. Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to their status as co-founders of our firm, our Co-Chief Executive Officers are typically completely vested in their carried interest allocations upon grant.

Other Compensation

        Our Co-Chief Executive Officers are reimbursed by us for the use of a car and driver, and we pay for the compensation of certain personnel who administer personal matters for them. We believe that these benefits are appropriate in light of the time that they spend on our business, the limited compensation paid by us for their services, and their unique status as co-founders of our firm.

        We allow our principals, including our named executive officers, to retain any compensation that they may receive for serving as our designees on the boards of directors of KKR portfolio companies.

        Finally, certain named executive officers may receive equity grants from KKR Financial Holdings LLC (NYSE: KFN) for their services to that company. No equity grants from KFN were made to our named executive officers in 2011.

Minimum Retained Ownership

        While employed by us, unless waived in whole or in part, each of our named executive officers is required to hold at least 25% of the cumulative amount of KKR Holdings units that have satisfied the service-based vesting condition during the duration of his employment with the firm. In addition, unless waived in whole or in part, each of our named executive officers is also required to hold common unit equivalents of 15% of the cumulative restricted equity units granted under the Equity Incentive Plan that have satisfied the service-based vesting condition during the duration of his employment with the firm.

Compensation and Risk

        Our compensation program includes elements that discourage excessive risk-taking and that align the compensation of our employees with the long-term performance of the firm. For example, other than certain equity that either immediately vested as part of the grants to all employees or our founders or that were made in exchange for the contribution of assets, in each case in connection with the consummation of the Transactions in October 2009, practically all of the equity awards held by our principals are subject to a multi-year service vesting condition, one- and two-year transfer restriction periods, or a minimum retained ownership requirement. In addition, except in circumstances noted else in this report, the equity awards held by our other employees are also generally subject to a multi-year service vesting condition and may also be subject to post-vesting transfer restrictions and a minimum retained ownership requirement. Because our equity awards have significant vesting provisions, the actual amount of compensation realized by the recipient will be tied to the long-term performance of our common units. In addition, we only make cash payments of carried interest to our principals when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Moreover, the general partner of a fund is required to return carried interest distributions to the fund due to, for example, underperformance by the relevant fund subsequent to the payment of such carried interest. Accordingly, the principal would be subject to a "clawback," i.e., be required to return carried interest payments previously made to a principal, all of which further discourages excessive risk-taking by our personnel.

Summary Compensation Table

        The following table presents summary information concerning compensation that we paid for services rendered by our named executive officers during the fiscal years ended December 31, 2009, 2010 and 2011.

        Prior to the consummation of the Transactions on October 1, 2009, our named executive officers and other senior principals generally did not receive salary or bonus and, instead, received financial benefits only through their ownership interests in the general partners and the management companies of our funds and investments that they made in or alongside our funds. Cash distributions to our named executive officers in respect of their interests in the management companies of our funds for the year ended December 31, 2009 were $17.8 million to Mr. Kravis, $17.8 million to Mr. Roberts, $4.3 million to Mr. Fisher, $2.0 million to Mr. Janetschek and $2.3 million to Mr. Sorkin. In 2010 and 2011, our named executive officers received distributions based on their vested KKR Holdings units. Because these distributions are not considered to be compensation, these distributions are not reflected as compensation in the table below.

        Carried interest distributions to our named executive officers in respect of their interests in the general partners of our funds for the year ended December 31, 2009 were $0.5 million to Mr. Kravis, $0.5 million to Mr. Roberts, and $0.1 million to Mr. Fisher. Messrs. Janetschek and Sorkin received de minimis carried interest distributions for the year ended December 31, 2009. On October 1, 2009, their interests in certain general partners of our funds were contributed to us in the Transactions. Carried interest distributions to our named executive officers in respect of the carry pool established by KKR Associates Holdings L.P. for the years ended December 31, 2010, and December 31, 2011, are reflected in the All Other Compensation column in the 2011 Summary Compensation Table below.

        In respect of the year ended December 31, 2009, Messrs. Kravis, Roberts, Fisher, Janetschek and Sorkin were deemed to have received for compensation purposes $4.1 million, $4.1 million, $0.9 million, $0.2 million and $0.2 million, respectively. These are amounts that were invested in our funds on their behalf and will be distributed to them in future periods only if gains are realized on those investments. No comparable amounts were received in 2010 or 2011.

        There are certain contractual arrangements we entered into with KKR Holdings at the time of the Transactions and thereafter, including a tax receivable agreement, that relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence."

2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)		Total ($)
Henry R. Kravis	2011	300,000	—	—	29,691,935	(4)	29,991,935
Co-Chief Executive Officer	2010	300,000	—	—	19,830,797		20,130,797
	2009	62,500	—	70,192,026	243,488		70,498,014
George R. Roberts	2011	300,000	—	—	29,638,250	(5)	29,938,250
Co-Chief Executive Officer	2010	300,000	—	—	19,790,117		20,090,117
	2009	62,500	—	70,192,026	271,388		70,525,914
Todd A. Fisher	2011	300,000	4,704,000	1,302,872	6,387,844	(6)	12,694,716
Chief Administrative Officer	2010	300,000	4,750,000	—	5,155,898		10,205,898
	2009	56,250	—	—	50,629		106,879
William J. Janetschek	2011	300,000	2,206,500	348,831	1,277,325	(7)	4,132,656
Chief Financial Officer	2010	300,000	1,885,000	—	1,077,500		3,262,500
	2009	56,250	—	—	—		56,250
David J. Sorkin	2011	300,000	2,276,500	382,463	189,950	(7)	3,148,913
General Counsel	2010	300,000	2,045,000	—	617,427		2,962,427
	2009	56,250	—	4,390,204	—		4,446,454

(1)
For the fiscal year ended December 31, 2009, represents salary payments received for the three month period subsequent to the consummation of the Transactions on October 1, 2009. For periods prior to October 1, 2009, all cash payments, including salaries, were treated as distributions from the general partners and the management companies of our funds and investments.

(2)
The discretionary bonus payments in 2010 and 2011 were made by KKR Holdings and accordingly were not economically borne by us.

(3)
For the fiscal year ended December 31, 2009, sets forth a non-cash amount representing the net value of units in KKR Holdings received in the reorganization of KKR in exchange for contributed ownership interests in the pre-Transaction KKR entities. The net value received is calculated as the difference between (a) the aggregate grant date fair value of KKR Holdings units received by each named executive officer in connection with the Transactions as calculated pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASC Topic 718) and (b) the fair value of the ownership interests in the Combined Business that the named executive officer contributed in exchange for such units. To the extent that (b) is equal to, or in excess of, (a), no compensation is reflected in the table above. For the fiscal year ended December 31, 2011, reflects the grant date fair value of KKR Holdings units granted to our named executive officers as calculated in accordance with ASC Topic 718. See Note 10 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

(4)
Consists of $29,313,326 in cash payments of carried interest from the carry pool during 2011; $40,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of First Data Corporation, a KKR portfolio company, during 2011; $23,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of China International Capital Corporation Limited, a KKR portfolio company, during 2011; $145,737 related to Mr. Kravis's use of a car and driver during 2011; and $169,872 related to certain personnel who administer personal matters for Mr. Kravis during 2011. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. Because we do not separately track personnel expenses based on whether they are incurred for business or for personal reasons, 100% of the preceding costs have been reported for Mr. Kravis.

(5)
Consists of $29,313,326 in cash payments of carried interest from the carry pool during 2011; $212,995 related to Mr. Roberts's use of a car and driver during 2011; and $111,929 related to certain personnel who administer personal matters for Mr. Roberts during 2011. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. Because we do not separately track personnel expenses based on whether they are incurred for business or personal reasons, 100% of the preceding costs have been reported for Mr. Roberts.

(6)
Consists of $6,094,290 in cash payments of carried interest from the carry pool during 2011; $85,461 in fees for Mr. Fisher's service as a KKR-designated director on the board of directors of Maxeda, a KKR portfolio company, during 2011; $48,168 in fees for Mr. Fisher's service as a KKR-designated director on the board of directors of Northgate Information Solutions, a KKR portfolio company, during 2011; and $159,925 in fees and aggregate grant date fair value of unrestricted shares awarded to Mr. Fisher for his service as a KKR-designated director on the board of directors of Rockwood Holdings, a KKR portfolio company, during 2011.

(7)
Consists only of cash payments of carried interest from the carry pool during 2011.

Grants of Plan-Based Awards in 2011

        The following table provides supplemental information relating to grants of equity awards provided in our Summary Compensation Table.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Henry R. Kravis	—
George R. Roberts	—
Todd A. Fisher	2/16/11	108,392			1,302,872
William J. Janetschek	2/16/11	29,021			348,831
David J. Sorkin	2/16/11	31,819			382,463

(1)
The amounts reflected in this column represent KKR Holdings units. Each grant is subject to a four-year service-based vesting condition (with the first vesting event occurring on April 1, 2012), and KKR Holdings has waived the additional one- and two-year transfer restrictions.

(2)
Amount represents the grant date fair value of the KKR Holdings units granted to our named executive officers as calculated in accordance with ASC Topic 718. See Note 10 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

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

        KKR Holdings units that are subject to transfer restrictions, unless waived, may not be sold, exchanged or otherwise transferred for a specified period of time following the initial vesting date. The transfer restriction period typically lasts for (1) one year with respect to one-half of the units vesting on the initial vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer restricted units become fully vested and may be exchanged into common units at the end of the transfer restriction period if the holder is not terminated for cause and has complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.

        Because KKR Holdings is a partnership, all of the KKR Holdings units have been legally allocated, but the allocation of certain of these units had not been communicated to each respective principal as of December 31, 2011. The units whose allocation has not been communicated are subject to performance-based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. We applied the guidance of ASC Topic 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, we considered (1) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (2) the significant judgment that can be exercised by the managing members in determining whether the vesting conditions are ultimately achieved, and (3) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.

        While employed by our firm, our principals, including our named executive officers, are also subject to minimum retained ownership rules that require them to continuously hold at least 25% of their cumulatively vested KKR Holdings units, unless waived.

        The transfer and vesting restrictions and minimum retained ownership rules applicable to KKR Holdings units may not be enforceable in all cases and can be waived, modified or amended by KKR Holdings at any time without our consent.

Terms of Restricted Equity Units

        Restricted equity units are equity awards issuable under our Equity Incentive Plan, which after vesting, may be settled for our common units on a one-for-one basis.

        In general, restricted equity units are subject to a service-based vesting condition and vest in equal installments over a multi-year period (which may be up to five years) from a specified date, subject to the recipient's continued employment with us. Following this service-based vesting, certain restricted equity unit grant agreements may also subject the common units delivered upon settlement of such restricted equity units to transfer restrictions.

        Common units delivered upon settlement of restricted equity units that are subject to transfer restrictions, unless waived, typically may not be sold, exchanged or otherwise transferred for a specified period of time following the vesting date. The transfer restriction period typically lasts for (1) one year with respect to one-half of the units vesting on the service-based vesting date and (2) two years with respect to the other one-half of the units vesting on such service-based vesting date. Transfer restricted common units become saleable at the end of the transfer restriction period if the holder has not been terminated for cause and has not breached in any significant or intentional manner, as determined by the Administrator, the terms of his or her confidentiality and restrictive covenants contained in the grant agreement during the transfer restriction period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.

        While employed by our firm, our principals, including our named executive officers, are also typically subject to a minimum retained ownership requirement, under the restricted equity unit grant agreement, which obligates them to continuously hold common unit equivalents of 15% of their cumulatively vested restricted equity units, unless waived.

        For additional information about equity awards granted under our Equity Incentive Plan, please also see "KKR & Co. L.P. Equity Incentive Plan" below.

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

        In addition, each restricted equity unit grant agreement for our named executive officers contains confidentiality and restrictive covenants that are substantially identical to the provisions of the confidentiality and restrictive covenant agreements with KKR Holdings described above.

Outstanding Equity Awards at 2011 Fiscal-Year End

        The following table sets forth information concerning unvested KKR Holdings units for each of the named executive officers as of December 31, 2011.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Henry R. Kravis	—		—
George R. Roberts	—		—
Todd A. Fisher	2,734,025	(2)	$35,077,541
William J. Janetschek	1,660,985	(3)	$21,310,438
David J. Sorkin	1,597,416	(4)	$20,494,847

(1)
These amounts are based on the closing market price of our common units on the last trading day of the year ended December 31, 2011, of $12.83 per common unit.

(2)
Of the 2,625,633 KKR Holdings units that were initially granted on October 1, 2009 but remain unvested, 875,211 KKR Holdings units will vest on October 1 of each year until October 1, 2014. Of the 108,392 KKR Holdings units that were issued on February 16, 2011, but remain unvested, 27,098 KKR Holdings units will vest on April 1 of each year until April 1, 2015.

(3)
Of the 1,631,964 KKR Holdings units that were initially granted on October 1, 2009 but remain unvested, 543,988 KKR Holdings units will vest on October 1 of each year until October 1, 2014. Of the 29,021 KKR Holdings units that were issued on February 16, 2011, but remain unvested, 7,255 KKR Holdings units will vest on April 1 of each year until April 1, 2015.

(4)
Of the 1,565,597 KKR Holdings units that were initially granted on October 1, 2009 but remain unvested, 15,089 KKR Holdings units will vest on April 1, 2012, and 516,836 KKR Holdings units will vest on October 1 of each year until October 1, 2014. Of the 31,819 KKR Holdings units that were issued on February 16, 2011, but remain unvested, 7,955 KKR Holdings units will vest on April 1 of each year until April 1, 2015.

Option Exercises and Stock Vested in 2011

        The following table sets forth information concerning the vesting of KKR Holdings units held by each of our named executive officers during the year ended December 31, 2011.

Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Henry R. Kravis	—	—
George R. Roberts	—	—
Todd A. Fisher	875,211	$8,682,093
William J. Janetschek	644,958	$7,103,764
David J. Sorkin	547,014	$5,531,851

(1)
100% of these amounts are subject to one- and two-year transfer restrictions.

(2)
These amounts are based on the closing market price of our common units on each respective vesting date.

Pension Benefits for 2011

        We provided no pension benefits during the year ended December 31, 2011.

Nonqualified Deferred Compensation for 2011

        We provided no defined contribution plan for the deferral of compensation on a basis that is not tax-qualified during the year ended December 31, 2011.

Potential Payments Upon Termination or Change in Control

        Upon termination of employment, vesting generally ceases for KKR Holdings units and restricted equity units that have not initially vested. In addition, contingently vested KKR Holdings units and, if applicable, transfer restricted equity units (which term includes the transfer restricted common units that may be delivered upon settlement of such restricted equity units) remain subject to transfer restrictions for one- and two-year periods, except as described below.

        A principal who retires after the later of December 31, 2012 and the first date on which his or her age plus years of service equals 80 will continue to vest in his or her unvested KKR Holdings units and restricted equity units for an additional two years following retirement, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such KKR Holdings unit or, if applicable, restricted equity unit remains transfer restricted over one- and two-year periods. None of our named executive officers retired in the year ended December 31, 2011.

        Upon death or permanent disability, a holder of KKR Holdings units or restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, and the transfer restrictions, if any, immediately lapse. The values of unvested KKR Holdings units held by the named executive officers as of December 31, 2011 are set forth above in the Outstanding Equity Awards at 2011 Fiscal Year-End Table. No restricted equity units were granted to our named executive officers in 2011.

        In addition, upon a change in control of KKR, a holder of KKR Holdings units and restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, and the transfer restrictions, if any, immediately lapse. As noted above, the values of unvested KKR Holdings units held by the named executive officers as of December 31, 2011 are set forth above in the Outstanding Equity Awards at 2011 Fiscal Year-End Table. No restricted equity units were granted to our named executive officers in 2011.

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

Director Compensation

        We limit compensation for service on our Managing Partner's board of directors to the independent directors. Each independent director receives (1) an annual cash retainer of $75,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and (4) an additional annual cash retainer of $15,000 if such independent director serves as the chairman of the audit committee. Cash retainers are pro rated if, during the calendar year, a director joins the board of directors of our

Managing Partner or a director joins or resigns from a committee. In addition, each independent director was granted 10,000 restricted equity units on October 1, 2011 pursuant to our Equity Incentive Plan. Because Thomas Schoewe and Patricia Russo, two of our independent directors, joined our Managing Partner's board of directors in March and April of 2011, respectively, Mr. Schoewe and Ms. Russo were granted an additional 4,000 and 3,000 restricted equity units, respectively, on September 1, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Joseph A. Grundfest	115,000	94,200	6,100	215,300
John B. Hess	32,106	94,200	—	126,306
Dieter Rampl	87,980	94,200	6,100	188,280
Patricia F. Russo	53,125	131,070	—	184,195
Thomas M. Schoewe	80,072	143,360	—	223,432
Robert W. Scully	115,000	94,200	6,100	215,300

(1)
Represents the aggregate grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2011 as calculated in accordance with ASC Topic 718. See Note 10 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

(2)
Represents distributions on unvested restricted equity units that the director was entitled to receive during the year ended December 31, 2011.

        The following table details grants of restricted equity units to each of our independent directors of our Managing Partner in the year ended December 31, 2011. The table includes the grant date and grant date fair value of 2011 restricted equity units and the aggregate number of restricted equity units as of December 31, 2011 owned by each independent director who served as a director during the year ended December 31, 2011:

Name	Grant Date(1)	Stock Awards (#)	Grant Date Fair Value ($)(2)	Total Number of Unvested Restricted Equity Awards on December 31, 2011 (#)
Joseph A. Grundfest	10/1/2011	10,000	94,200	10,000
John B. Hess	10/1/2011	10,000	94,200	10,000
Dieter Rampl	10/1/2011	10,000	94,200	10,000
Patricia F. Russo	9/1/2011	3,000	36,870	—
	10/1/2011	10,000	94,200	10,000
Thomas M. Schoewe	9/1/2011	4,000	49,160	—
	10/1/2011	10,000	94,200	10,000
Robert W. Scully	10/1/2011	10,000	94,200	10,000

(1)
The restricted equity awards granted on October 1, 2011 vest on October 1, 2012. The restricted equity awards granted to Mr. Schoewe and Ms. Russo on September 1, 2011 were immediately vested and were settled into common units on October 3, 2011.

(2)
This column represents the grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2011 as calculated in accordance with ASC Topic 718. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

KKR & Co. L.P. Equity Incentive Plan

        Our Managing Partner has adopted the KKR & Co. L.P. 2010 Equity Incentive Plan, which is referred to as the Equity Incentive Plan.

Administration

        The board of directors of our Managing Partner administers the Equity Incentive Plan. However, the board of directors of our Managing Partner may delegate such authority, including to a committee or subcommittee of the board of directors. Under the terms of the Equity Incentive Plan, the board of directors of our Managing Partner, or the committee or subcommittee thereof to whom authority to administer the Equity Incentive Plan has been delegated, as the case may be, is referred to as the Administrator. The Administrator determines who will receive awards under the Equity Incentive Plan, as well as the form of the awards, the number of units underlying the awards and the terms and conditions of the awards, consistent with the terms of the Equity Incentive Plan. The Administrator has full authority to interpret and administer the Equity Incentive Plan and its determinations will be final and binding on all parties concerned. The Administrator may delegate the authority to grant awards and the day-to-day administration of the plan to any of our employees. Grants of equity awards to our named executive officers under our Equity Incentive Plan are made only by our Managing Partner's board of directors.

Common Units Subject to the Equity Incentive Plan

        The total number of our common units that may be issued under the Equity Incentive Plan as of the effective date of the plan was equivalent to 15% of the number of fully diluted common units outstanding as of such date; provided that beginning with the first fiscal year after the Equity Incentive Plan became effective and continuing with each subsequent fiscal year occurring thereafter, the aggregate number of common units covered by the plan will be increased, on the first day of each fiscal year of KKR & Co. L.P. occurring during the term of the plan, by a number of common units equal to the positive difference, if any, of (x) 15% of the aggregate number of common units outstanding (on a fully-diluted basis) on the last day of the immediately preceding fiscal year minus (y) the aggregate number of common units available for issuance under the plan as of the last day of such year, unless the Administrator should decide to increase the number of common units covered by the plan by a lesser amount on any such date.

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

Other Equity-Based Awards

        The Administrator, in its sole discretion, may grant or sell common units, restricted common units, deferred restricted common units, phantom restricted common units, and any other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, the common units, including restricted equity units that may be granted, from time to time, to our principals, including our named executive officers. Any of these other equity-based awards may be in such form, and dependent on such conditions, as the Administrator determines, including without limitation the right to receive, or vest with respect to, one or more common units (or the equivalent cash value of such units) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. The Administrator may, in its discretion, determine whether other equity-based awards will be payable in cash, common units or other assets or a combination of cash, common units and other assets.

Compensation Committee Interlocks and Insider Participation

        Because we are a limited partnership, our Managing Partner's board of directors is not required by NYSE rules to establish a compensation committee. Our founders, Messrs. Kravis and Roberts, serve as Co-Chairmen of the board of directors of our Managing Partner. For a description of certain transactions between us and our founders, see "Certain Relationships and Related Transactions, and Director Independence."

Compensation Committee Report

        The board of directors of our Managing Partner does not have a compensation committee. The entire board of directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.

Henry R. Kravis George R. Roberts Joseph A. Grundfest John B. Hess Dieter Rampl Patricia F. Russo Thomas M. Schoewe Robert W. Scully

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

        The numbers of common units and KKR Group Partnership Units outstanding and the percentage of beneficial ownership are based on 231,698,206 common units issued and outstanding and 451,666,211 KKR Group Partnership Units that are exchangeable for our common units as of February 23, 2012. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 23, 2012. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

			KKR Group Partnership Units and Special Voting Units Beneficially Owned††
	Common Units Beneficially Owned†
					Percentage of Combined Beneficial Ownership†††
Name(1)	Number	Percent	Number	Percent
KKR Holdings(2)(6)	431,718	*	451,666,211	100.0%	66.2%
Waddell & Reed Financial, Inc.(3)	15,143,900	6.5%	—	—	6.5
Henry R. Kravis(2)(4)(5)(6)	5,098,884	2.2	451,666,211	100.0	66.8
George R. Roberts(2)(4)(5)(6)	5,098,884	2.2	451,666,211	100.0	66.8
Joseph A. Grundfest(6)	10,000	*	—	—	*
John B. Hess	83,600	*	—	—	*
Dieter Rampl	10,000	*	—	—	*
Patricia F. Russo	3,000	*	—	—	*
Robert W. Scully(6)	87,400	*	—	—	*
Thomas M. Schoewe	10,600	*	—	—	*
Todd A. Fisher(6)(7)	—	—	6,765,770	1.5	2.8
William J. Janetschek(6)(7)	—	—	2,597,097	*	1.1
David J. Sorkin(6)(7)	—	—	1,842,843	*	*
Directors and executive officers as a group (11 persons)	5,303,484	2.3%	462,871,925	100.0%	68.5%

*
Less than 1.0%.

†
KKR Group Partnership Units held by KKR Holdings are exchangeable (together with the corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with lock-up, vesting and transfer restrictions as described under "Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement." Beneficial ownership of KKR Group Partnership Units reflected in this table has not also been reflected as beneficial ownership of our common units for which such KKR Group Partnership Units may be exchanged.

††
On any matters that may be submitted to a vote of our unitholders, the special voting units provide their holders with a number of votes that is equal to the aggregate number of KKR Group Partnership Units that such holders hold and entitle such holders to participate in the vote on the same basis as our unitholders.

†††
This column assumes the exchange of KKR Group Partnership Units beneficially owned into common units and a number of outstanding common units calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act.

(1)
The address of each director and executive officer is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(2)
KKR Holdings owns, beneficially or of record, an aggregate of 431,718 common units and 451,666,211 exchangeable KKR Group Partnership Units (or 100% of the total number of exchangeable KKR Group Partnership Units). Our principals hold interests in KKR Holdings that will entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units and common units held by KKR Holdings and voting control over all special voting units held by KKR Holdings. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units, special voting units and common units held by KKR Holdings. Mr. Kravis disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 86,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 86,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. The address of KKR Holdings is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(3)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012 by Waddell & Reed Financial, Inc. ("WDR"), Waddell & Reed Financial Services, Inc. ("WRFSI"), Waddell & Reed, Inc. ("WRI"), Waddell & Reed Investment Management Company ("WRIMCO") and Ivy Investment Management Company ("IICO"), these common units are beneficially owned by one or more open-end investment companies or other managed accounts which are advised or sub-advised by IICO, an investment advisory subsidiary of WDR or WRIMCO, an investment advisory subsidiary of WRI. WRI is a broker-dealer and underwriting subsidiary of WRFSI, a parent holding company. In turn, WRFSI is a subsidiary of WDR, a publicly traded company. The investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. As of December 31, 2011, WDR indirectly has sole voting and dispositive power over 15,143,900 common units; WRFSI indirectly has sole voting and dispositive power over 2,132,000 of the common units; WRI indirectly has sole voting and dispositive power over 2,132,000 of the common units; WRIMCO directly has sole voting and dispositive power over 2,132,000 of the common units and IICO directly has sole voting and dispositive power over 13,011,900 of the common units. The address of these beneficial owners is 6300 Lamar Avenue, Overland Park, Kansas 66202. Their

  percentage of common units beneficially owned was not calculated by taking into account the number of KKR Group Partnership Units exchangeable for our common units.

(4)
KKR MIF Fund Holdings L.P. owns, beneficially or of record, an aggregate of 1,028,156 common units. The sole general partner of KKR MIF Fund Holdings L.P. is KKR MIF Carry Holdings L.P. The sole general partner of KKR MIF Carry Holdings L.P. is KKR MIF Carry Limited. Each of KKR MIF Carry Holdings L.P. (as the sole general partner of KKR MIF Fund Holdings L.P.); KKR MIF Carry Limited (as the sole general partner of KKR MIF Carry Holdings L.P.); KKR Index Fund Investments L.P. (as the sole shareholder of KKR MIF Carry Limited); KKR IFI GP L.P. (as the sole general partner of KKR Index Fund Investments L.P.); KKR IFI Limited (as the sole general partner of KKR IFI GP L.P.); KKR Fund Holdings L.P. (as the sole shareholder of KKR IFI Limited); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited); and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may be deemed to be the beneficial owner of the securities. Messrs. Kravis and Roberts are the designated members of KKR Management LLC and may be deemed to share dispositive power with respect to the common units held by KKR MIF Fund Holdings L.P. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities.

(5)
KKR Reference Fund Investments L.P. owns, beneficially or of record, an aggregate of 3,639,010 common units. The sole general partner of KKR Reference Fund Investments L.P. is KKR IFI GP L.P. Each of KKR IFI GP L.P. (as the sole general partner of KKR Reference Fund Investments L.P.); KKR IFI Limited (as the sole general partner of KKR IFI GP L.P.); KKR Fund Holdings L.P. (as the sole shareholder of KKR IFI Limited); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited); and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may be deemed to be the beneficial owner of the securities. Messrs. Kravis and Roberts are the designated members of KKR Management LLC and may be deemed to share dispositive power with respect to the common units held by KKR MIF Fund Holdings L.P. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities.

(6)
Such person disclaims beneficial ownership of such common units except to the extent of his or her pecuniary interest.

(7)
Not included in this table are common units held by a KKR-related holding vehicle, which have been reported by Messrs. Kravis, Roberts, Fisher, Janetschek and Sorkin pursuant to Section 16 of the Exchange Act with respect to 208,634, 275,583, 135,338, 14,818 and 5,000 common units, respectively.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plan as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))(2)
Equity Compensation Plans Approved by Security Holders	6,028,444	—	96,070,172
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	6,028,444	—	96,070,172

(1)
Reflects the aggregate number of restricted equity units granted under our Equity Incentive Plan and outstanding as of December 31, 2011.

(2)
The aggregate number of common units covered by the Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units outstanding (on a fully-diluted basis) on the last day of the immediately preceding fiscal year minus (b) the aggregate number of common units available for issuance under the Equity Incentive Plan as of such date (unless the administrator of the Equity Incentive Plan should decide to increase the number of common units covered by the plan by a lesser amount). We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

U.S. Listing

        The investment agreement provided that we and KKR Guernsey each had the right to require that the other use its reasonable best efforts to cause KKR Guernsey to contribute its units representing limited partner interests in Group Holdings to us in exchange for an equivalent number of our common units and, in connection therewith, our common units received by KKR Guernsey to be listed and traded on the NYSE by delivering an election notice to the other party. On February 24, 2010, we delivered an election notice to KKR Guernsey pursuant to the investment agreement, and we commenced trading on the NYSE on July 15, 2010 under the symbol "KKR".

Indemnification and Insurance

        The investment agreement provides that, for a period of six years after the closing of the U.S. Listing, the KKR Group Partnerships will indemnify each present and former director and officer of the general partner of KKR Guernsey and certain other persons serving in a similar role against all losses, liabilities, damages, judgments and fines incurred in connection with any suit, claim, action, proceeding, arbitration or investigation arising out of or related to actions taken by them in their capacity as directors or officers of the general partner of KKR Guernsey or taken by them at the request of KKR Guernsey or the general partner of KKR Guernsey. In addition, the investment agreement also provides that the KKR Group Partnerships will indemnify us, KKR Guernsey, each present and former director and officer of the general partner of KKR Guernsey and certain other persons serving a similar role against all losses, liabilities, damages, judgments and fines to which any of them may become subject under the Securities Act, the Exchange Act, or other applicable law, statute, rule or regulation insofar as such losses, liabilities, damages, judgments and fines arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in the registration statement relating to our common units to be issued to, and distributed by KKR Guernsey or any other document issued by us, KKR Guernsey or any of their respective affiliates in connection with, or otherwise relating to, our NYSE listing, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

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

Exchange Agreement

        We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our principals, including Messrs. Kravis, Roberts, Fisher, Janetschek and Sorkin, hold their KKR Group Partnership Units, pursuant to which KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. At the election of certain of our intermediate holding companies that are partners of the KKR Group Partnerships, the intermediate holding companies may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the common units that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for our common units, our interests in the KKR Group Partnerships will be correspondingly increased. Any common units received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions. For the year ended December 31, 2011, 14,023,094 KKR Group Partnership Units were exchanged for our common units pursuant to this agreement.

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

        Certain interests in KKR Holdings that are held by our principals are subject to transfer restrictions and vesting requirements that, unless waived, modified or amended limit the ability of our principals to cause KKR Group Partnership Units to be exchanged under the exchange agreement so long as applicable vesting and transfer restrictions apply. The general partner of KKR Holdings, which is controlled by our founders, will have sole authority for waiving any applicable vesting or transfer restrictions.

        As contemplated by the exchange agreement, a coordinated selling program has been established for sales of common units received pursuant to the exchanges by holders of KKR Holdings units. Pursuant to the program, sales generally take place quarterly, and management is permitted to establish an overall limit on such sales based upon the trading volume of our common units or any other factor that may be considered relevant.

Registration Rights Agreement

        In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common units (and other securities convertible into or exchangeable or exercisable for our common units) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register the sale of their common units and also have the right to require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and as of September 21, 2011, the date upon which the post-effective amendment to that registration statement was declared effective, 460,079,957 common units remain unissued under that registration statement.

Tax Receivable Agreement

        We and one or more of our intermediate holding companies may be required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Management Holdings L.P. has made and in the future intends to continue to make an election under Section 754 of the Internal Revenue Code in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs. Certain of these exchanges are expected to result in an increase in certain of our intermediate holding companies' share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax our intermediate holding companies would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

        We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp. For the year ended December 31, 2011 such payments made to our principals, none of whom included a member of the board of directors of our Managing Partner or our executive officers, were approximately $0.2 million.

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

Firm Use of Private Aircraft

        Certain of our senior principals, including Messrs. Kravis and Roberts, own aircraft that we use for business purposes in the ordinary course of our operations. These senior principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. We paid $5.0 million for the use of these aircraft during the year ended December 31, 2011, of which $4.3 million was paid to entities collectively controlled by Messrs. Kravis and Roberts.

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

        In addition, our principals and certain other qualifying employees are permitted to invest and have invested their own capital in side-by-side investments with our funds. Side-by-side investments are investments made on the same terms and conditions as those available to the applicable fund, except that these side-by-side investments are not subject to management fees or a carried interest. The cash invested by our executive officers and their investment vehicles aggregated to $78.5 million for the year ended December 31, 2011, of which $15.7 million, $58.2 million, $3.1 million and $1.5 million was invested by Messrs. Kravis, Roberts, Fisher and Janetschek, respectively. Mr. Sorkin had invested a de minimis amount in such investments for the year ended December 31, 2011. These investments are not included in the accompanying consolidated and combined financial statements.

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

Guarantee of Contingent Obligations to Fund Partners; Indemnification

        The partnership documents governing our private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. Under a "clawback" provision, upon the liquidation of a fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled. Excluding carried interest received by the general partners of our 1996 Fund (which was not contributed to us in the Transactions), as of December 31, 2011, the amount of carried interest we have received that is subject to this clawback obligation was $82.7 million, assuming that all applicable private equity funds were liquidated at their December 31, 2011 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $800.9 million. Under a "net loss sharing provision," upon the liquidation of a fund, the general partner is required to contribute capital to the fund, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of December 31, 2011, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the contingent repayment obligation in connection with the net loss sharing provision as of December 31, 2011 would have been approximately $1,006.6 million.

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

Facilities

        Certain of our senior principals are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $6.5 million for the year ended December 31, 2011.

Confidentiality and Restrictive Covenant Agreements

        Our principals have entered into confidentiality and restrictive covenant agreements that include prohibitions on our principals competing with us or soliciting certain investors or senior-level employees of our firm and specified subsidiaries and affiliates during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011—Terms of Confidentiality and Restrictive Covenant Agreements."

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31, 2011
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$12,441	(a)	$—
Audit-Related Fees	$2,012	(b)	$17,943	(d)
Tax Fees	$11,482	(c)	$12,703	(d)

	For the Year Ended December 31, 2010
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$9,624	(a)	$—
Audit-Related Fees	$4,546	(b)	$6,789	(d)
Tax Fees	$9,185	(c)	$8,268	(d)

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

(b)
Audit-Related Fees primarily included merger, acquisition, and investment due diligence services for strategic acquisitions or investments in target companies for in-process transactions and transactions not completed.

(c)
Tax Fees consisted of fees for services rendered for tax compliance, planning and advisory services as well as tax fees for merger, acquisition, and investment due diligence services for strategic acquisitions or investments in target companies for in-process transactions and transactions not completed.

(d)
Audit-Related and Tax Fees included merger, acquisition, and investment due diligence services for strategic acquisitions or investments in portfolio companies that have been completed primarily by our private equity funds. In addition, the Deloitte Entities provided audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company's management and are not included in the amounts presented here.

        Our audit committee charter, which is available on our website at www.kkr.com under "Public Investors—KKR & Co. L.P.—Corporate Governance—Audit Charter", requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, and Tax categories above were approved by the audit committee.

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

3.
Exhibits:

2.1	Amended and Restated Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) (the "Registration Statement") filed on March 12, 2010).

2.2	Amended and Restated Investment Agreement (incorporated by reference to Exhibit 2.1 of the Registration Statement).

3.1	Certificate of Limited Partnership of the Registrant (incorporated by reference to Exhibit 3.1 of the Registration Statement).

3.2	Amended and Restated Limited Partnership Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

3.3	Certificate of Formation of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement).

3.4	Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 5, 2011).

4.1	Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.2	First Supplemental Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.3	Form of 6.375% Senior Note due 2020 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

10.1	Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Registration Statement).

10.2	Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.3		Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.4	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registration Statement).

10.5		Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.6		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).

10.7		Amended and Restated Credit Agreement, dated as of February 22, 2011, among Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., the other Borrowers from time to time party thereto, the Lenders from time to time party thereto, HSBC Securities (USA) Inc., as Arranger, and HSBC Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.7 to the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.7.1		Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of June 3, 2011, among Kohlberg Kravis Roberts & Co. L.P. and HSBC Bank plc, as Lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 5, 2011).

10.8		Loan Party Guaranty, dated as of February 22, 2011, made by KKR Associates Millennium L.P., KKR Associates Millennium (Overseas), Limited Partnership, KKR Associates Europe, Limited Partnership, KKR Associates Europe II, Limited Partnership, KKR Associates 2006 L.P., KKR Associates 2006 (Overseas), Limited Partnership, KKR Associates Asia L.P., KKR Associates Europe III, Limited Partnership, KKR Associates E2 L.P., KKR Associates China Growth L.P., KKR & Co. L.P. and KKR Group Finance Co. LLC in favor of HSBC Bank plc, as administrative agent under the Corporate Credit Agreement (incorporated by reference to Exhibit 10.8 to the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.9	*	Form of Confidentiality and Restrictive Covenant Agreement (Senior Principals) (incorporated by reference to Exhibit 10.9 of the Registration Statement).

10.10	*	Form of Confidentiality and Restrictive Covenant Agreement (Founders) (incorporated by reference to Exhibit 10.10 of the Registration Statement).

10.11	*	Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.12	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.13	*	Form of Grant Certificate (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 5, 2011).

10.14	*	Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors) (incorporated by reference to Exhibit 10.1 of the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on November 8, 2011).

10.15	*	Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. L.P.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated and Combined Statements of Financial Condition as of December 31, 2011 and December 31, 2010, (ii) the Consolidated and Combined Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009 (iv) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to the Consolidated and Combined Financial Statements.**

*
Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

**
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

Date: February 24, 2012

KKR & Co. L.P.
By: KKR Management LLC, its general partner
/s/ WILLIAM J. JANETSCHEK
Name:	William J. Janetschek
Title:	Chief Financial Officer

        Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated.

Signature	Title	Date

/s/ HENRY R. KRAVIS Henry R. Kravis	Co-Chairman and Co-Chief Executive Officer (principal executive officer) of KKR Management LLC	February 24, 2012
/s/ GEORGE R. ROBERTS George R. Roberts	Co-Chairman and Co-Chief Executive Officer (principal executive officer) of KKR Management LLC	February 24, 2012
/s/ JOSEPH A. GRUNDFEST Joseph A. Grundfest	Director of KKR Management LLC	February 24, 2012
/s/ JOHN B. HESS John. B. Hess	Director of KKR Management LLC	February 24, 2012
/s/ DIETER RAMPL Dieter Rampl	Director of KKR Management LLC	February 24, 2012
/s/ PATRICIA F. RUSSO Patricia F. Russo	Director of KKR Management LLC	February 24, 2012

Signature	Title	Date

/s/ THOMAS M. SCHOEWE Thomas M. Schoewe	Director of KKR Management LLC	February 24, 2012
/s/ ROBERT W. SCULLY Robert W. Scully	Director of KKR Management LLC	February 22, 2012
/s/ WILLIAM J. JANETSCHEK William J. Janetschek	Chief Financial Officer (principal financial and accounting officer) of KKR Management LLC	February 24, 2012

EXHIBIT INDEX

Exhibit Index
2.1		Amended and Restated Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) (the "Registration Statement") filed on March 12, 2010).
2.2		Amended and Restated Investment Agreement (incorporated by reference to Exhibit 2.1 of the Registration Statement).
3.1		Certificate of Limited Partnership of the Registrant (incorporated by reference to Exhibit 3.1 of the Registration Statement).
3.2		Amended and Restated Limited Partnership Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
3.3		Certificate of Formation of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement).
3.4
Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 5, 2011).
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
4.3		Form of 6.375% Senior Note due 2020 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).
10.1		Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Registration Statement).
10.2		Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. (incorporated by reference to Exhibit 10.2 of the Registration Statement).
10.3		Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.4	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registration Statement).
10.5		Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.6		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).

Exhibit Index
10.7		Amended and Restated Credit Agreement, dated as of February 22, 2011, among Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., the other Borrowers from time to time party thereto, the Lenders from time to time party thereto, HSBC Securities (USA) Inc., as Arranger, and HSBC Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.7 to the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).
10.7.1
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of June 3, 2011, among Kohlberg Kravis Roberts & Co. L.P. and HSBC Bank plc, as Lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 5, 2011).
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
10.9	*	Form of Confidentiality and Restrictive Covenant Agreement (Senior Principals) (incorporated by reference to Exhibit 10.9 of the Registration Statement).
10.10	*	Form of Confidentiality and Restrictive Covenant Agreement (Founders) (incorporated by reference to Exhibit 10.10 of the Registration Statement).
10.11	*
Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.12	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).
10.13	*	Form of Grant Certificate (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 5, 2011).
10.14	*
Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors) (incorporated by reference to Exhibit 10.1 of the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on November 8, 2011).
10.15	*	Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers)
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. L.P.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated and Combined Statements of Financial Condition as of December 31, 2011 and December 31, 2010, (ii) the Consolidated and Combined Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009 (iv) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to the Consolidated and Combined Financial Statements.**

*
Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
**
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