Form 10-Q
period 2012-03-31
KKR & Co. L.P.
filed 2012-05-04
CIK 1404912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from              to              .

Commission File Number 001-34820

KKR & CO. L.P.

(Exact name of Registrant as specified in its charter)

Delaware	26-0426107
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9 West 57 th Street, Suite 4200

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

As of May 2, 2012, there were 232,335,661 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended March 31, 2012

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

In this report, the term “assets under management,” or “AUM”, represents the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to investors as it provides additional insight into KKR’s capital raising activities and the overall activity in its investment funds and vehicles. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s fixed income products; (iv) the value of outstanding structured finance vehicles and (v) the fair value of other assets managed by KKR. KKR’s definition of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to any regulatory definitions.

In this report, the term “fee paying assets under management,” or “FPAUM”, represents only those assets under management from which KKR receives fees. We believe this measure is useful to investors as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR’s capital raising activities and the overall activity in its investment funds and vehicles, for only those funds and vehicles where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital). FPAUM is the sum of all of the individual fee bases that are used to calculate KKR’s fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest); and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

In this report, the term “fee related earnings,” or “FRE”, is comprised of segment operating revenues less segment operating expenses and is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to investors as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

In this report, the term “economic net income (loss),” or “ENI”, is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to investors as it provides additional insight into the overall profitability of KKR’s businesses inclusive of investment income and carried interest. ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

In this report, “syndicated capital” is the aggregate amount of debt or equity capital in transactions originated by KKR investment funds and vehicles, which has been distributed to third parties in exchange for a fee. It does not include capital committed to such transactions by carry-yielding co-investment vehicles, which is instead reported in committed dollars invested. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to investors as it provides additional insight into levels of syndication activity in KKR’s Capital Markets and Principal Activities segment and across its investment platform.

You should note that our calculations of AUM, FPAUM, FRE, ENI, syndicated capital and other financial measures may differ from the calculations of other investment managers and, as a result, our measurements of AUM, FPAUM, FRE, ENI, syndicated capital and other financial measures may not be comparable to similar measures presented by other investment managers.

References to “our funds” or “our vehicles” refer to investment funds, vehicles and/or accounts advised, sponsored or managed by one or more subsidiaries of KKR, unless context requires otherwise.

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

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	March 31,	December 31,
	2012	2011

Assets
Cash and Cash Equivalents	$611,213	$843,261
Cash and Cash Equivalents Held at Consolidated Entities	468,364	930,886
Restricted Cash and Cash Equivalents	109,768	89,828
Investments	41,263,384	37,495,360
Due from Affiliates	150,336	149,605
Other Assets	917,347	868,705
Total Assets	$43,520,412	$40,377,645

Liabilities and Equity
Debt Obligations	$1,721,439	$1,564,716
Due to Affiliates	49,754	43,062
Accounts Payable, Accrued Expenses and Other Liabilities	1,733,826	1,085,217
Total Liabilities	3,505,019	2,692,995

Commitments and Contingencies

Redeemable Noncontrolling Interests	415,709	275,507

Equity
KKR & Co. L.P. Partners’ Capital (231,698,206 and 227,150,182 common units issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	1,511,754	1,330,887
Accumulated Other Comprehensive Income (Loss)	(1,481)	(2,189)
Total KKR & Co. L.P. Partners’ Capital	1,510,273	1,328,698
Noncontrolling Interests	38,089,411	36,080,445
Total Equity	39,599,684	37,409,143
Total Liabilities and Equity	$43,520,412	$40,377,645

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended March 31,
	2012	2011
Revenues
Fees	$116,307	$231,843

Expenses
Compensation and Benefits	372,410	356,554
Occupancy and Related Charges	15,197	12,554
General, Administrative and Other	57,651	54,644
Total Expenses	445,258	423,752

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	3,086,865	2,487,209
Dividend Income	172,939	4,808
Interest Income	76,199	65,368
Interest Expense	(18,005)	(17,252)
Total Investment Income (Loss)	3,317,998	2,540,133

Income (Loss) Before Taxes	2,989,047	2,348,224

Income Taxes	17,072	30,783

Net Income (Loss)	2,971,975	2,317,441
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	5,272	—
Net Income (Loss) Attributable to Noncontrolling Interests	2,776,267	2,157,876

Net Income (Loss) Attributable to KKR & Co. L.P.	$190,436	$159,565

Distributions Declared per KKR & Co. L.P. Common Unit	$0.15	$0.21

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.83	$0.75
Diluted	$0.80	$0.75
Weighted Average Common Units Outstanding
Basic	229,099,335	213,479,630
Diluted	237,832,106	213,509,630

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2012	2011

Net Income (Loss)	$2,971,975	$2,317,441

Other Comprehensive Income, Net of Tax:

Foreign Currency Translation Adjustments	3,627	1,872

Comprehensive Income	2,975,602	2,319,313

Less: Comprehensive Income Attributable to Redeemable Noncontrolling Interests	5,272	—
Less: Comprehensive Income Attributable to Noncontrolling Interests	2,779,138	2,159,089

Comprehensive Income Attributable to KKR & Co. L.P.	$191,192	$160,224

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income	Interests	Equity	Interests
Balance at January 1, 2011	212,770,091	1,324,530	1,963	34,673,549	36,000,042	—
Net Income (Loss)		159,565		2,157,876	2,317,441
Other Comprehensive Income- Foreign Currency Translation Adjustments			659	1,213	1,872
Contribution of Net Assets of previously Unconsolidated Entities				69,600	69,600
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	3,547,696	36,097	30	(36,127)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		203			203
Equity Based Compensation				141,982	141,982
Capital Contributions				1,240,669	1,240,669
Capital Distributions		(62,003)		(2,411,410)	(2,473,413)
Balance at March 31, 2011	216,317,787	$1,458,392	$2,652	$35,837,352	$37,298,396	$—

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income	Interests	Equity	Interests
Balance at January 1, 2012	227,150,182	1,330,887	(2,189)	36,080,445	37,409,143	275,507
Net Income (Loss)		190,436		2,776,267	2,966,703	5,272
Other Comprehensive Income- Foreign Currency Translation Adjustments			756	2,871	3,627
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	4,548,024	46,269	(40)	(46,229)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		587	(8)		579
Equity Based Compensation		16,263		98,078	114,341
Capital Contributions				742,315	742,315	135,110
Capital Distributions		(72,688)		(1,564,336)	(1,637,024)	(180)
Balance at March 31, 2012	231,698,206	$1,511,754	$(1,481)	$38,089,411	$39,599,684	$415,709

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	For the Three Months Ended March 31,
	2012	2011
Operating Activities
Net Income (Loss)	$2,971,975	$2,317,441
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	114,341	141,982
Net Realized (Gains) Losses on Investments	(553,020)	(1,514,858)
Change in Unrealized (Gains) Losses on Investments	(2,533,845)	(972,351)
Other Non-Cash Amounts	(2,324)	(9,962)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	462,405	476,607
Change in Due from / to Affiliates	(9,666)	(6,068)
Change in Other Assets	(32,954)	(248)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	273,511	111,876
Investments Purchased	(2,834,649)	(1,988,018)
Cash Proceeds from Sale of Investments	2,508,720	3,023,861
Net Cash Provided (Used) by Operating Activities	364,494	1,580,262

Investing Activities
Change in Restricted Cash and Cash Equivalents	(19,940)	(29,761)
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(6,485)	(348)
Net Cash Provided (Used) by Investing Activities	(26,425)	(30,109)

Financing Activities
Distributions to Partners	(72,688)	(62,003)
Distributions to Redeemable Noncontrolling Interests	(180)	—
Contributions from Redeemable Noncontrolling Interests	135,110	—
Distributions to Noncontrolling Interests	(1,525,967)	(2,411,410)
Contributions from Noncontrolling Interests	742,315	1,240,669
Proceeds from Debt Obligations	245,206	—
Repayment of Debt Obligations	(89,174)	—
Deferred Financing Costs	(4,739)	(8,554)
Net Cash Provided (Used) by Financing Activities	(570,117)	(1,241,298)

Net Increase/(Decrease) in Cash and Cash Equivalents	(232,048)	308,855
Cash and Cash Equivalents, Beginning of Period	843,261	738,693
Cash and Cash Equivalents, End of Period	$611,213	$1,047,548

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(Amounts in Thousands)

	For the Three Months Ended March 31,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$17,791	$14,777
Payments for Income Taxes	$34,521	$23,553
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$114,341	$141,982
Non-Cash Distributions to Noncontrolling Interests	$38,369	$—
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$46,229	$36,127
Net Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units Including the Effect of the Tax Receivable Agreement	$579	$203
Foreign Exchange Gains (Losses) on Debt Obligations	$640	$—
Contribution of Net Assets of Previously Unconsolidated Entities
Investments	$—	$57,722
Cash and Cash Equivalents Held at Consolidated Entities	$—	$11,504
Due from Affiliates	$—	$4,244
Other Assets	$—	$4,164
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$8,034

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1.              ORGANIZATION

KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries (“KKR”), is a leading global investment firm that offers a broad range of investment management services to investors and provides capital markets services for the firm, its portfolio companies and third parties. Led by Henry Kravis and George Roberts, KKR conducts business with offices around the world, which provides a global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR operates as a single professional services firm and carries out its investment activities under the KKR brand name.

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR’s principals through KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of March 31, 2012, KKR & Co. L.P. held 33.91% of the KKR Group Partnership Units and KKR’s principals held 66.09% of the KKR Group Partnership Units through KKR Holdings. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or KKR’s principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units.

The following table presents the effects of changes in the ownership interest in the KKR Group Partnerships on KKR & Co. L.P.’s equity:

	Three Months Ended March 31,
	2012	2011

Net income (loss) attributable to KKR & Co. L.P.	$190,436	$159,565
Transfers from noncontrolling interests:
Increase in KKR & Co. L.P. partners’ capital for exchange of 4,548,024 and 3,547,696 KKR Group Partnership units held by KKR Holdings L.P. for the three months ended March 31, 2012 and 2011, respectively, net of deferred taxes	46,808	36,330
Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings L.P.	$237,244	$195,895

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

The condensed consolidated financial statements (referred to hereafter as the “financial statements”) include the accounts of KKR’s management and capital markets companies, the general partners of certain unconsolidated vehicles, general partners of its consolidated vehicles and their respective consolidated funds (the “KKR Funds”) and certain other entities.

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries. KKR Holdings’ ownership interest in the KKR Group Partnerships is reflected as noncontrolling interests in the accompanying financial statements.

References in the accompanying financial statements to KKR’s “principals” are to KKR’s senior employees and non-employee operating consultants who hold interests in KKR’s business through KKR Holdings, including those principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors (the “Senior Principals”).

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

Consolidation

General

KKR consolidates (i) those entities in which it holds a majority voting interest or has majority ownership and control over significant operating, financial and investing decisions of the entity, including the KKR Funds in which KKR, as general partner, is presumed to have control, or (ii) entities determined to be variable interest entities (“VIEs”) for which KKR is considered the primary beneficiary.

With respect to the consolidated KKR Funds, KKR generally has operational discretion and control, and limited partners have no substantive rights to impact ongoing governance and operating activities of the fund. The KKR Funds are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds. KKR’s financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR Funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors, are attributed to noncontrolling interests in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR’s attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners’ capital.

The KKR Funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments in portfolio companies (“Portfolio Companies”). Rather, KKR reflects their investments in Portfolio Companies at fair value as described below.

All intercompany transactions and balances have been eliminated.

Variable Interest Entities

KKR consolidates all VIEs in which it is considered the primary beneficiary. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest under GAAP. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The consolidation rules which were revised effective January 1, 2010 require an analysis to (a) determine whether an entity in which KKR has a variable interest is a VIE and (b) whether KKR’s involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests unrelated to the holding of equity interests, would give it a controlling financial interest under GAAP. Performance of that analysis requires the exercise of judgment. Where KKR has an interest in an entity that has qualified for the deferral of the consolidation rules, the analysis is based on consolidation rules prior to January 1, 2010. These rules require an analysis to (a) determine whether an entity in which KKR has a variable interest is a VIE and (b) whether KKR’s involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests would be expected to absorb a majority of the variability of the entity. Under both guidelines, KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether KKR is the primary beneficiary, KKR evaluates its economic interests in the entity held either directly by KKR or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that KKR is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by KKR, affiliates of KKR or third parties) or amendments to the governing documents of the respective entities could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, KKR assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly. KKR’s accounting conclusion under the existing consolidation rules determined that effective January 1, 2011, KKR became the primary beneficiary of certain entities and consolidated such entities that were unconsolidated prior to that date.

As of March 31, 2012 and December 31, 2011, the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2012	December 31, 2011
Investments	$68,366	$61,053
Due from Affiliates, net	4,392	2,095
Maximum Exposure to Loss	$72,758	$63,148

For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. As of March 31, 2012 and December 31, 2011, KKR did not provide any support other than its obligated amount.

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. Accordingly, disaggregation of KKR’s involvement with VIEs would not provide more useful information.

Redeemable Noncontrolling Interests

Redeemable Noncontrolling Interests represent noncontrolling interests of certain investment vehicles and funds that are subject to periodic redemption by investors following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Limited partner interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests within the condensed consolidated statements of financial condition and presented as Net Income (Loss) attributable to Redeemable Noncontrolling Interests within the condensed consolidated statements of operations. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the condensed consolidated statements of financial condition. For all consolidated investment vehicles and funds in which redemption rights have not been granted, noncontrolling interests are presented within Partners’ Capital in the condensed consolidated statements of financial condition as Noncontrolling Interests.

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

(ii)                                  a former principal and such person’s designees representing an aggregate of 1% of the carried interest received by the general partners of KKR’s funds and 1% of KKR’s other profits (losses) until a future date;

(iii)                               certain of KKR’s former principals and their designees representing a portion of the carried interest received by the general partners of KKR’s private equity funds that was allocated to them with respect to private equity investments made during such former principals’ previous tenure with KKR;

(iv)                              certain of KKR’s current and former principals representing all of the capital invested by or on behalf of the general partners of KKR’s private equity funds prior to October 1, 2009 and any returns thereon; and

(v)                                 a third party in KKR’s capital markets business (representing an aggregate of 2% of the capital markets business equity).

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

The following table presents the calculation of Noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2012	2011
Balance at the beginning of the period	$4,342,157	$4,346,388
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	404,191	408,904
Other comprehensive income (b)	2,670	1,180
Exchange of KKR Holdings units to KKR & Co. L.P. units (c)	(46,229)	(36,127)
Equity Based Compensation	98,077	141,982
Capital contributions	714	2,680
Capital distributions	(240,966)	(177,439)

Balance at the end of the period	$4,560,614	$4,687,568

(a)                                  Refer to table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(b)                                 Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

(c)                                  Calculated based on the proportion of KKR Holdings units exchanged for KKR & Co. L.P. common units pursuant to the exchange agreement during the reporting period. The exchange agreement provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. L.P. common units.

Income (loss) attributable to KKR after allocation to noncontrolling interests, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which hold equity of the KKR Group Partnerships. However, primarily because of the contribution of certain expenses borne entirely by KKR Holdings as well as the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units pursuant to the exchange agreement, the equity allocations shown in the condensed consolidated statement of changes in equity differ from their respective pro-rata ownership interests in KKR’s net assets.

The following table presents the calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$2,971,975	$2,317,441
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	5,272	—
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	2,372,076	1,748,972
Plus: Income taxes attributable to KKR Management Holdings Corp.	13,344	26,351
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$607,971	$594,820

Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	$404,191	$408,904

(a)                                  Net income (loss) attributable to KKR Holdings is based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

Investments

Investments consist primarily of private equity, fixed income, and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, “Investments.”

Private Equity - Consists primarily of investments in Portfolio Companies of KKR Funds and investments in infrastructure, natural resources and real estate.

Fixed Income - Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in collateralized loan obligations.

Other — Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity or fixed income investments.

Securities Sold Short

Whether part of a hedging transaction or a transaction in its own right, securities sold short, represent obligations of KKR to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the security in the market at the prevailing prices. The liability for such securities sold short is marked to market based on the current fair value of the underlying security at the reporting date with changes in fair value recorded as unrealized gains or losses in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. These transactions may involve a market risk in excess of the amount currently reflected in the accompanying statements of financial condition.

Derivatives

Derivative contracts include forward, swap and option contracts related to foreign currencies and credit standing of reference entities to manage foreign exchange risk and credit risk arising from certain assets and liabilities. All derivatives are recognized as either assets or liabilities in the condensed consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. KKR’s derivate financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.

Fair Value Measurements

Investments and other financial instruments are measured and carried at fair value. The majority of the investments and other financial instruments are held by the consolidated KKR Funds. The KKR Funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. KKR has retained the specialized accounting for the consolidated KKR Funds in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments held by the KKR Funds are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations.

For investments and certain other financial instruments that are not held in a consolidated KKR Fund, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated KKR Funds. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodology applied to investments and other financial instruments that are held in consolidated KKR Funds.

The carrying amount of cash and cash equivalents, cash and cash equivalents held at consolidated entities, restricted cash and cash equivalents, due from / to affiliates, other assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. KKR’s debt obligations, except for KKR’s Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. Further information on KKR’s Senior Notes is presented in Note 8, “Debt Obligations.” The fair value for KKR’s Senior Notes was derived using Level II inputs similar to those utilized in valuing fixed income investments.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors. See Note 5, “Fair Value Measurements” for further information on KKR’s valuation techniques that involve unobservable inputs. Assets and liabilities recorded at fair value in the statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities.  The hierarchical levels defined under GAAP are as follows from highest to lowest:

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt, and securities sold short.

Level II

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are fixed income investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private Portfolio Companies and fixed income investments for which a sufficiently liquid trading market does not exist.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. KKR’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument has recently been issued, whether the instrument is traded on an active exchange or in the secondary market, and current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by KKR in determining fair value is greatest for instruments categorized in Level III. The variability and availability of the observable inputs affected by the factors described above may cause transfers between Levels I, II, and III, which KKR recognizes at the beginning of the reporting period.

Investments and other financial instruments that have readily observable market prices (such as those traded on a securities exchange) are stated at the last quoted sales price as of the reporting date. KKR does not adjust the quoted price for these investments, even in situations where KKR holds a large position and a sale could reasonably affect the quoted price.

Level II Valuation Methodologies

Financial assets and liabilities categorized as Level II consist primarily of debt securities indexed to publicly-listed securities and fixed income and other investments.  Fixed income investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR’s best estimate of fair value.  For debt securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models.  The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed.  To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company’s other outstanding debt securities would be utilized in the valuation.  To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities.  In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded.  The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

Level III Valuation Methodologies

The valuation methodologies used for the assets that are valued using Level III of the fair value hierarchy are described below.

Private Equity Investments: KKR generally employs two valuation methodologies when determining the fair value of a private equity investment (including infrastructure and natural resources investments). The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments.  Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples.  Other inputs are also used.  Upon completion of the valuations conducted using these methodologies, a weighting is ascribed to each method, and an illiquidity discount is typically applied where appropriate.  The ultimate fair value recorded for a particular investment will generally be within a range suggested by the two methodologies.

Fixed Income Investments:  Fixed income investments are valued using values obtained from dealers or market makers, and where these values are not available, fixed income investments are valued by KKR using internally developed valuation models.  Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.

Other Investments:  Other investments primarily represent privately-held equity and equity-like securities (e.g. warrants) in companies that are not private equity or fixed income investments. KKR generally employs the same valuation methodologies as described above for private equity investments when valuing these other investments.

Key unobservable inputs that have a significant impact on KKR’s Level III investment valuations as described above are included in Note 5 “Fair Value Measurements.”  KKR utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. KKR’s reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if we only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a valuation committee for private equity investments and a valuation committee for fixed income and other investments.  Each committee is assisted by a valuation team, which is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued.  The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors.  These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations for all Level III investments, except for certain investments other than KKR private equity investments.  All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to a single committee consisting of Senior Principals involved in various aspects of the KKR business.  When these valuations are approved by this single committee after reflecting any input from it, the valuations are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

As of March 31, 2012, upon completion by the independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of the investments reviewed by them were reasonable.

Fees

Fees consist primarily of (i) monitoring and consulting fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, and (iii) transaction fees earned in connection with successful private equity and other investment transactions and from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed.

For the three months ended March 31, 2012 and 2011, fees consisted of the following:

	Three Months Ended March 31,
	2012	2011
Transaction Fees	$43,662	$86,665
Monitoring & Consulting Fees	42,770	113,744
Management Fees	20,205	19,421
Incentive Fees	9,670	12,013
Total Fee Income	$116,307	$231,843

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

Incentive Fees

KKR’s management agreement with a specialty finance company entitles KKR to quarterly incentive fees. The incentive fees are calculated and paid quarterly in arrears and are not subject to any hurdle or clawback provisions. The management agreement with the specialty finance company was renewed on January 1, 2012 and will automatically be renewed for successive one-year terms following December 31, 2012 unless the agreement is terminated in accordance with its terms.

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

Further disclosure regarding equity-based payments is presented in Note 10 “Equity Based Compensation.”

Carried Interest

Carried interest entitles the general partner of a fund to a greater allocable share of the fund’s earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests’ attributable share of those earnings. Amounts earned pursuant to carried interest are included as investment income (loss) in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations and are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as investment losses in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR’s private equity funds and other investment vehicles, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. See Note 12 “Segment Reporting” for the amount of carried interest income earned or reversed for the three months ended March 31, 2012 and 2011.

The agreements governing KKR’s private equity funds generally include a “clawback” or, in certain instances, a “net loss sharing” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. See Note 13 “Commitments and Contingencies”.

Carry Pool Allocation

With respect to KKR’s active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations.  For the three months ended March 31, 2012 and 2011, KKR recorded expense related to the carry pool allocation of $191.5 million and $139.5 million respectively.

Tax Receivable Agreement

Certain exchanges of KKR Group Partnership Units from KKR Holdings or transferees of its KKR Group Partnership Units for KKR & Co. L.P. common units may occur pursuant to KKR’s exchange agreement. These exchanges are expected to result in an increase in KKR Management Holdings Corp.’s and its corporate subsidiary’s share of the tax basis of the tangible and intangible assets of KKR Management Holdings, a portion of which is attributable to the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and therefore reduce the amount of income tax that our intermediate holding companies would otherwise be required to pay in the future. KKR & Co. L.P. entered into a tax receivable agreement with KKR Holdings pursuant to which our intermediate holding companies will be required to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to payments under the tax receivable agreement. Although KKR is not aware of any issue that would cause the IRS to challenge a tax basis increase, neither KKR Holdings nor its transferees will reimburse KKR for any payments previously made under the tax receivable agreement if such tax basis increase, or the benefits of such increases, were successfully challenged. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp.  As of March 31, 2012, approximately $0.2 million of cumulative cash payments have been made under the tax receivable agreement. No amounts were paid for the three months ended March 31, 2012.

KKR records any changes in basis as a deferred tax asset and the liability for any corresponding payments as amounts due to affiliates, with a corresponding net adjustment to equity at the time of exchange. KKR records any benefit of the reduced income tax the intermediate holding companies may recognize as such benefit is recognized.

Recently Adopted Accounting Pronouncements

On January 1, 2012, KKR adopted ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting

Standards. The ASU specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements is provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarify that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity’s holding (e.g., a blockage factor) rather than as a characteristic of the asset or liability (e.g., a control premium) is not permitted in a fair value measurement.

The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy. As a result of adopting ASU 2011-04, KKR expanded its fair value disclosures. See Note 5 “Fair Value Measurements.”

On January 1, 2012, KKR adopted ASU 2011-05, Comprehensive Income. The ASU provides an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and should be applied on a retrospective basis. KKR has adopted the presentation of total comprehensive income in two consecutive statements. See the Statements of Operations and Statements of Comprehensive Income (Loss).

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES

Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations consist primarily of the realized and unrealized gains and losses on investments (including foreign exchange gains and losses attributable to foreign denominated investments and related activities) and other financial instruments, including those for which the fair value option has been elected. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment or financial instrument, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

The following table summarizes total Net Gains (Losses) from Investment Activities for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity Investments (a)	$527,976	$2,481,140	$1,477,472	$1,035,588
Fixed Income and Other (a)	50,613	133,574	35,437	35,755
Foreign Exchange Forward Contracts (b)	14,830	(66,440)	7,887	(93,986)
Foreign Currency Options (b)	(10,740)	7,830	—	(8,259)
Securities Sold Short (b)	(26,829)	(12,381)	(7,247)	3,752
Other Derivative Liabilities	(3,063)	(201)	(112)	(499)
Contingent Carried Interest Repayment Guarantee (c)	—	(8,687)	—	—
Foreign Exchange Gains (Losses) on Debt Obligations	233	(873)	—	—
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents held at Consolidated Entities	—	(117)	1,421	—
Total Net Gains (Losses) from Investment Activities	$553,020	$2,533,845	$1,514,858	$972,351

(a)                                  See Note 4 “Investments.”

(b)                                 See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)                                  See Note 13 “Commitments and Contingencies.”

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Private Equity	$37,388,553	$34,637,901	$33,818,142	$33,545,298
Fixed Income	2,752,605	2,228,210	2,632,979	2,199,390
Other	1,122,226	629,249	1,091,141	650,802
	$41,263,384	$37,495,360	$37,542,262	$36,395,490

As of March 31, 2012 and December 31, 2011, Investments totaling $3,381,545 and $2,150,319, respectively, were pledged as direct collateral against various financing arrangements. See Note 8 “Debt Obligations.”

As of March 31, 2012 and December 31, 2011, private equity investments which represented greater than 5% of the total private equity investments included:

	Fair Value
	March 31, 2012	December 31, 2011
Dollar General Corporation	$3,783,586	$3,399,221
Alliance Boots GmbH	2,710,147	2,459,263
HCA, Inc.	2,083,071	1,854,248
	$8,576,804	$7,712,732

The majority of the securities underlying private equity investments represent equity securities. As of March 31, 2012 and December 31, 2011, the fair value of investments that were other than equity securities amounted to $1,939,460 and $1,897,362, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s investments and other financial instruments, which includes those for which the fair value option has been elected, measured and reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of March 31, 2012 and December 31, 2011.

Assets, at fair value:

	March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$11,621,114	$1,939,460	$23,827,979	$37,388,553
Fixed Income	17,218	1,579,038	1,156,349	2,752,605
Other	681,833	317,932	122,461	1,122,226
Total Investments	12,320,165	3,836,430	25,106,789	41,263,384

Foreign Exchange Forward Contracts	—	47,784	—	47,784
Other Derivatives	—	2,347	—	2,347
Total Assets	$12,320,165	$3,886,561	$25,106,789	$41,313,515

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$10,772,277	$1,897,363	$21,968,261	$34,637,901
Fixed Income	16,847	1,194,604	1,016,759	2,228,210
Other	284,997	248,073	96,179	629,249
Total Investments	11,074,121	3,340,040	23,081,199	37,495,360

Foreign Exchange Forward Contracts	—	114,224	—	114,224
Other Derivatives	—	490	—	490
Total Assets	$11,074,121	$3,454,754	$23,081,199	$37,610,074

Liabilities, at fair value:

	March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Securities Sold Short	$477,357	$—	$—	$477,357
Foreign Currency Options	—	3,951	—	3,951
Other Derivatives	—	1,969	—	1,969
Total Liabilities	$477,357	$5,920	$—	$483,277

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Securities Sold Short	$202,908	$—	$—	$202,908
Foreign Currency Options	—	11,736	—	11,736
Total Liabilities	$202,908	$11,736	$—	$214,644

The following tables summarize changes in private equity, fixed income, and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31, 2012
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$21,968,261	$1,016,759	$96,179	$23,081,199
Transfers In (1)	—	311	1,061	1,372
Transfers Out (2)	—	(12,627)	—	(12,627)
Purchases	438,009	166,470	5,999	610,478
Sales	(48,537)	(34,360)	—	(82,897)
Settlements	—	(10,652)	—	(10,652)
Net Realized Gains (Losses)	22,465	7,242	—	29,707
Net Unrealized Gains (Losses)	1,447,781	23,206	19,222	1,490,209
Balance, End of Period	$23,827,979	$1,156,349	$122,461	$25,106,789

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$1,470,246	$26,373	$19,222	$1,515,841

(1)           The Transfers In noted in the table above for fixed income and other investments are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)           The Transfers Out noted above for fixed income are principally attributable to certain investments that experienced a significant level of market activity during the period and thus were valued using observable inputs.

	Three Months Ended March 31, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$23,172,797	$666,014	$45,188	$23,883,999
Transfers In (1)	—	89,449	—	89,449
Transfers Out (2)	(4,333,220)	—	(3,830)	(4,337,050)
Purchases	790,489	158,334	42,904	991,727
Sales	(818,362)	(15,338)	—	(833,700)
Net Realized Gains (Losses)	574,985	741	—	575,726
Net Unrealized Gains (Losses)	1,307,005	25,275	3,513	1,335,793
Balance, End of Period	$20,693,694	$924,475	$87,775	$21,705,944

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$696,542	$25,470	$3,366	$725,378

(1)           The Transfers In noted in the table above for fixed income investments are principally attributable to certain corporate credit investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)           The Transfers Out noted in the table above for private equity investments are attributable to certain Portfolio Companies that completed an initial public offering during the period.  The Transfers Out noted above for other investments are principally attributable to certain investments that experienced a significant level of market activity during the period and thus were valued using observable inputs.

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There were no transfers between Level I and Level II during the three months ended March 31, 2012 and 2011, respectively.

The following table presents additional information about valuation methodologies and inputs used for investments that are measured at fair value and categorized within Level III as of March 31, 2012:

	Fair Value March 31, 2012		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range		Impact to Valuation from an Increase in Input (3)

Private equity investments	$23,827,979		Inputs to both market comparables and discounted cash flow	Illiquidity Discount	10%	0% - 20%	(6)	Decrease
				Weight Ascribed to Market Comparables	48%	0% - 100%		(4)
				Weight Ascribed to Discounted Cash Flow	52%	0% - 100%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	9x	4x - 15x	(7)	Increase
				Enterprise Value/Forward EBITDA Multiple	9x	4x - 14x	(7)	Increase
				Control Premium	1%	0% - 25%	(8)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	10%	7% - 30%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x	5x - 13x		Increase

Fixed income investments	$950,342	(9)	Market comparables	Discount Margin	1327 bps	504 bps - 6750 bps		Decrease
				Yield to Maturity	17%	6% - 69%		Decrease
				Total Leverage	5x	1x - 7x		Decrease
				Illiquidity Discount	3%	0% - 20%		Decrease

(1)        In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities.  Management has determined that market participants would take these inputs into account when valuing the investments.  LTM means Last Twelve Months and EBITDA means Earnings Before Interest Taxes Depreciation and Amortization.

(2)        Inputs were weighted based on the fair value of the investments included in the range.

(3)        Unless otherwise noted, this column represents the directional change in the fair value of the Level III investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

(4)        The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach.

(5)        The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level III investments if the discounted cash flow approach results in a higher valuation than the market comparables approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach.

(6)        All private equity investments are assigned a minimum 5% illiquidity discount, with the exception of investments in KKR’s natural resources strategy.

(7)        Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio.  This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 27x and 21x, respectively.  The exclusion of this investment does not impact the weighted average.

(8)        Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments.  The valuations for the remaining investments do not include a control premium.

(9)        Amounts exclude $206.0 million of investments that were valued using dealer quotes or third party valuation firms and were therefore not subject to significant management judgment.

The table above excludes Other Investments in the amount of $122.5 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are not private equity or fixed income investments.  These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

The various unobservable inputs used to determine the Level III valuations may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurement as noted in the table above.

6. EARNINGS PER COMMON UNIT

Basic earnings per common unit are calculated by dividing Net Income (Loss) Attributable to KKR & Co. L.P. by the total weighted average number of common units outstanding during the period.

Diluted earnings per common unit is calculated by dividing Net Income (Loss) Attributable to KKR & Co. L.P. by the weighted average number of common units outstanding during the period increased to include the weighted average number of additional common units that would have been outstanding if the dilutive potential common units had been issued.

For the three months ended March 31, 2012 and 2011, basic and diluted earnings per common unit were calculated as follows:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Basic	Diluted	Basic	Diluted

Net Income (Loss) Attributable to KKR & Co. L.P.	$190,436	$190,436	$159,565	$159,565
Net Income Attributable to KKR & Co. L.P. Per Common Unit	$0.83	$0.80	$0.75	$0.75
Total Weighted-Average Common Units Outstanding	229,099,335	237,832,106	213,479,630	213,509,630

For the three months ended March 31, 2012 and 2011, KKR Holdings units have been excluded from the calculation of diluted earnings per common unit given that the exchange of these units would proportionally increase KKR & Co. L.P.’s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other assets consist of the following:

	March 31, 2012	December 31, 2011
Interest and Note Receivable (a)	$326,699	$319,402
Due from Broker (b)	209,167	—
Unsettled Investment Sales (c)	91,590	230,970
Fixed Assets, net (d)	63,272	59,619
Foreign Exchange Forward Contracts (e)	47,784	114,224
Receivables	42,897	30,060
Deferred Tax Assets	28,981	34,125
Intangible Asset, net (f)	23,363	24,310
Deferred Financing Costs	21,085	17,691
Deferred Transaction Costs	13,009	8,987
Prepaid Expenses	15,721	10,709
Refundable Security Deposits	7,604	8,242
Other	26,175	10,366
	$917,347	$868,705

(a)                                  Represents interest receivable and a promissory note received from a third party. The promissory note bears interest at a fixed rate of 3.0% per annum and matures on February 28, 2016.

(b)                                 Represents amounts held at clearing brokers resulting from securities transactions.

(c)                                  Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(d)                                 Net of accumulated depreciation and amortization of $83,076 and $80,501 as of March 31, 2012 and December 31, 2011, respectively. Depreciation and amortization expense totaled $2,572 and $2,670 for the three months ended March 31, 2012 and 2011, respectively.

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

(f)                                    Net of accumulated amortization of $14,523 and $13,576 as of March 31, 2012 and December 31, 2011, respectively. Amortization expense totaled $947 for the three months ended March 31, 2012 and 2011, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2012	December 31, 2011
Amounts Payable to Carry Pool (a)	$607,929	$448,818
Securities Sold Short (b)	477,357	202,908
Unsettled Investment Purchases (c)	339,910	49,668
Interest Payable	110,588	119,337
Accounts Payable and Accrued Expenses	70,447	105,453
Due to Broker (d)	53,492	33,103
Accrued Compensation and Benefits	45,640	12,744
Deferred Income	16,454	6,141
Taxes Payable	4,103	27,259
Foreign Currency Options (e)	3,951	11,736
Fund Subscriptions Received in Advance	25	68,050
Other Liabilities	3,930	—
	$1,733,826	$1,085,217

(a)                                  Represents the amount of carried interest payable to KKR’s principals, other professionals and selected other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest. See Note 2 “Summary of Significant Accounting Policies.”

(b)                                 Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at March 31, 2012 and December 31, 2011 were $463,041 and $200,973, respectively.

(c)                                  Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(d)                                 Represents amounts owed for securities transactions initiated at clearing brokers.

(e)                                  Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at March 31, 2012 and December 31, 2011 was $18,746 and $18,791, respectively.

8. DEBT OBLIGATIONS

Debt obligations consist of the following:

	March 31, 2012	December 31, 2011
Investment Financing Arrangements	$1,223,207	$1,066,536
Senior Notes	498,232	498,180
	$1,721,439	$1,564,716

Investment Financing Arrangements

Certain of KKR’s investment vehicles have entered into financing arrangements with major financial institutions, generally in connection with specific investments with the objective of enhancing returns. These financing arrangements are generally not direct obligations of the general partners of KKR’s investment vehicles or its management companies.

Approximately $796.4 million of financing was structured through the use of total return swaps which effectively convert third party capital contributions into borrowings of KKR. These total return swaps mature between October 2012 and February 2015. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral plus accrued interest, under the terms of certain of these financing arrangements. On May 4, 2011, the terms of one of the total return swaps were amended to extend the maturity, so that the total return swaps now expire in October 2012 and the per annum rate of interest was increased from LIBOR plus 1.35% to LIBOR plus 2.50%. As of March 31, 2012, the per annum rates of interest payable for the financings range from three-month LIBOR plus 1.75% to three-month LIBOR plus 2.50% (rates ranging from 2.29% to 3.04%). These financing arrangements are non-recourse to KKR beyond the specific assets pledged as collateral.

Approximately $182.2 million of financing was structured through the use of a syndicated term and a revolving credit facility (the “Term Facility”) that matures in August 2014. The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest is the greater of the 5-Year interest rate swap rate plus 1.75% or 4.65% for periods from March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity the interest rate is equal to one year LIBOR plus 1.75%. The interest rate at March 31, 2012 on the borrowings outstanding was 4.65%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In April 2011, one of KKR’s private equity investment vehicles entered into a revolving credit facility with a major financial institution (the “Revolver Facility”) with respect to a specific private equity investment. The Revolver Facility provides for up to $50.1 million of financing and matures on the first anniversary of the agreement. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral. KKR has the option to extend the agreement for an additional two years provided the value of the investment meets certain defined financial ratios. On April 5, 2012, an agreement was made to extend the maturity of the Revolver Facility to April 4, 2014.  In addition, KKR may request to increase the commitment to the Revolver Facility up to $75.1 million, subject to lender approval and provided the value of the investment meets certain defined financial ratios. The per annum rate of interest for each borrowing under the Revolver Facility is equal to the Hong Kong interbank market rate plus 3.75%. The interest rate at March 31, 2012 on the borrowings outstanding ranged from 4.09% to 4.15%. As of March 31, 2012, $40.8 million of borrowings were outstanding under the Revolver Facility. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

During May 2011, a KKR investment vehicle entered into a $200.0 million non-recourse multi-currency three-year revolving credit agreement that bears interest at LIBOR plus 2.75% (the “Mezzanine Investment Credit Agreement”). The Mezzanine Investment Credit Agreement is expected to be used to manage timing differences between capital calls from limited partners in the investment vehicle and funding of investment opportunities and to borrow in foreign currencies for purposes of hedging the foreign currency risk of non-U.S. dollar investments. During the three months ended March 31, 2012, $52.0 million was drawn down and $89.2 million was repaid.  As of March 31, 2012, $10.6 million of borrowings were outstanding under the Mezzanine Investment Credit Agreement. As of March 31, 2012, the interest rate on borrowings outstanding under the

Mezzanine Investment Credit Agreement was 3.63%. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

In November 2011, a KKR investment vehicle entered into a $200.0 million five-year borrowing base revolving credit facility (the “Lending Partners Credit Agreement”). KKR has the option to extend the credit facility for up to two additional years. In addition, KKR may request to increase the commitment to the credit facility up to $400.0 million when the ratio of the loan commitments to committed equity capital is 1.50:1. On April 2, 2012, KKR increased the commitment to the credit facility to $400.0 million. The per annum rate of interest for each borrowing under the Lending Partners Credit Agreement ranges from LIBOR plus 1.75% for broadly syndicated loans and LIBOR plus 2.75% for all other loans until November 15, 2016 and thereafter, LIBOR plus 4.00% per annum for all loans. As of March 31, 2012, $13.1 million of borrowings were outstanding under the Lending Partners Credit Agreement. As of March 31, 2012, the interest rate on borrowings outstanding under the Lending Partners Credit Agreement was 3.05%.  This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In December 2011, a KKR investment vehicle entered into a $66.5 million (€50.0 million) one-year borrowing base revolving credit facility that bears interest at LIBOR plus 1.75% (the “Investment Credit Agreement”). The Investment Credit Agreement is expected to be used to manage timing differences between capital calls and the funding of investment opportunities. As of March 31, 2012, $30.2 million of borrowings were outstanding under the Investment Credit Agreement. As of March 31, 2012, the interest rate on borrowings outstanding under the Investment Credit Agreement was 2.73%. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

In January 2012, a KKR investment vehicle entered into a $200.0 million three-year borrowing base revolving credit facility (the “KKR Debt Investors II Investment Credit Agreement”). As of March 31, 2012, $150.0 million of borrowings were outstanding under the KKR Debt Investors II Investment Credit Agreement. As of March 31, 2012, the interest rate on borrowings outstanding under the KKR Debt Investors II Investment Credit Agreement was 3.50%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

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

The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the Senior Notes was $8.0 million for the three months ended March 31, 2012 and 2011. As of March 31, 2012, the fair value of the Senior Notes was $540.3 million.

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

On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700.0 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes became guarantors of the amended and restated Corporate Credit Agreement, together with certain general partners of our private equity funds.

On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50.0 million. This commitment has increased the availability for borrowings under the credit facility to $750.0 million. As of March 31, 2012, no borrowings were outstanding under the Corporate Credit Agreement.  For the three months ended March 31, 2012, no amounts were drawn under the credit facility.

KCM Credit Agreement

On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.  On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017.  In addition to extending the terms, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee.  Borrowings under this facility may only be used for our capital markets business. As of March 31, 2012, no borrowings were outstanding under the KCM Credit Agreement. For the three months ended March 31, 2012, no amounts were drawn under the credit facility.

9. INCOME TAXES

The KKR Group Partnerships and certain of their subsidiaries are treated as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business tax or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of KKR are subject to federal, state and local income taxes.

KKR’s effective tax rate was 0.57% and 1.31% for the three months ended March 31, 2012 and 2011, respectively. KKR’s income tax provision was $17.1 million and $30.8 million for the three months ended March 31, 2012 and 2011, respectively.

The effective tax rate differs from the statutory rate for the three months ended March 31, 2012 and 2011 substantially due to the following: (a) a substantial amount of the reported net income (loss) before taxes is attributable to noncontrolling interests that hold ownership interests in consolidated entities and noncontrolling interests held by KKR Holdings, (b) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other partnership subsidiaries are subject to New York City unincorporated business taxes, and (c) a portion of the compensation charges attributable to KKR is not deductible for tax purposes.

During the three month period ending March 31, 2012, there were no material changes to KKR’s uncertain tax positions. KKR believes that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based payments for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012	2011
KKR Holdings Principal Awards	$73,889	$89,609
KKR Holdings Restricted Equity Units	4,129	7,856
Equity Incentive Plan Units	16,263	—
Discretionary Compensation	20,060	44,517
Total	$114,341	$141,982

KKR Holdings Equity Awards—Principal Awards

KKR principals and certain non-employee consultants and service providers received grants of KKR Holdings units which are exchangeable for KKR Group Partnership Units. These units are subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of March 31, 2012, KKR Holdings owns approximately 66.1%, or 451,666,211 of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 451,666,211 KKR Holdings units have been legally allocated, but the allocation of 25,922,317 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

Units granted to principals give rise to equity-based payment charges in the condensed consolidated statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. Equity-based payment expense on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which ranges from 7% to 52%, multiplied by the number of unvested units on the grant date.

Units granted to certain non-employee consultants and service providers give rise to general, administrative and other charges in the condensed consolidated statements of operations. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. General, administrative and other expense recognized on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit on each reporting date and subsequently adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of these units will not be finalized until each vesting date.

The calculation of equity-based payment expense and general administrative and other expense on unvested units assumes a forfeiture rate of up to 10% annually based upon expected turnover by class of principal, consultant, or service provider.

As of March 31, 2012, there was approximately $298.1 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 1.0 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of KKR’s unvested equity based awards granted to KKR principals from January 1, 2012 through March 31, 2012 are presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	91,741,793	$7.66
Granted	7,713,276	9.65
Vested	—	—
Forfeited	—	—
Balance, March 31, 2012	99,455,069	$7.81

The weighted average remaining vesting period over which unvested units are expected to vest is 1.6 years.

The following table summarizes the remaining vesting tranches for KKR principals:

Vesting Date	Units

April 1, 2012	2,058,907
October 1, 2012	30,195,618
April 1, 2013	1,344,920
October 1, 2013	30,083,332
April 1, 2014	1,310,178
October 1, 2014	30,083,376
April 1, 2015	1,310,234
October 1, 2015	1,818,961
April 1, 2016	15,000
October 1, 2016	1,234,543
99,455,069

KKR Holdings Equity Awards—Restricted Equity Units

Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel. These grants will be funded by KKR Holdings and will not dilute KKR’s interests in the KKR Group Partnerships. The vesting of these restricted equity units occurs in installments up to five years from the date of grant.

As of March 31, 2012, there was approximately $9.6 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 0.9 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of KKR Holdings’ unvested restricted equity units granted to KKR professionals, support staff, and other personnel from January 1, 2012 through March 31, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	2,812,497	$10.90
Granted	—	—
Vested	—	—
Forfeited	(36,955)	10.68
Balance, March 31, 2012	2,775,542	$10.90

The weighted average remaining vesting period over which unvested units are expected to vest is 1.1 years.

A summary of the remaining vesting tranches of KKR Holdings’ restricted equity awards granted to KKR professionals, support staff, and other personnel is presented below:

Vesting Date	Units

April 1, 2012	228,884
October 1, 2012	1,447,459
April 1, 2013	212,013
October 1, 2013	262,208
April 1, 2014	183,567
October 1, 2014	255,549
April 1, 2015	157,533
October 1, 2015	28,329
2,775,542

KKR & Co. L.P. 2010 Equity Incentive Plan

Under the KKR & Co. L.P. 2010 Equity Incentive Plan (the “Equity Incentive Plan”), KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unit holders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of March 31, 2012, equity awards relating to 18,050,871 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan, certain of which vest over a period of up to five years from the date of grant. In certain cases, these awards are subject to transfer restrictions and minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these individuals are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which ranges from 7% to 52% multiplied by the number of unvested units on the grant date. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 10% annually based upon expected turnover by class of recipient.

As of March 31, 2012, there was approximately $132.6 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.6 years, using the straight line method.

A summary of the status of awards granted under the Equity Incentive Plan from January 1, 2012 through March 31, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	5,850,184	$9.69
Granted	11,665,430	9.54
Vested	—	—
Forfeited	(15,421)	10.76
Balance, March 31, 2012	17,500,193	$9.59

The weighted average remaining vesting period over which unvested awards are expected to vest is 2.0 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units

April 1, 2012	869,324
October 1, 2012	2,108,496
April 1, 2013	2,698,616
October 1, 2013	1,920,426
April 1, 2014	2,632,401
October 1, 2014	1,876,209
April 1, 2015	2,537,738
October 1, 2015	1,374,590
April 1, 2016	472,663
October 1, 2016	1,002,494
April 1, 2017	7,236
17,500,193

Discretionary Compensation and Discretionary Allocations

Certain KKR principals who hold KKR Group Partnership Units through KKR Holdings are expected to be allocated, on a discretionary basis, distributions on KKR Group Partnership Units received by KKR Holdings. These discretionary allocations allow the principal to receive amounts in excess of their vested equity interests. Because unvested units do not have distribution participation rights, any amounts allocated in excess of a principal’s vested equity interests are reflected as employee compensation and benefits expense. These compensation charges have been recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings.

11. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	March 31, 2012	December 31, 2011
Due from Principals (a)	$47,250	$55,937
Due from Related Entities	69,025	53,764
Due from Portfolio Companies	34,061	39,904
	$150,336	$149,605

	March 31, 2012	December 31, 2011
Due to KKR Holdings in Connection with the Tax Receivable Agreement (b)	$47,260	$40,320
Due to Related Entities	2,494	2,742
	$49,754	$43,062

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

KKR Financial Holdings LLC (“KFN”)

KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol “KFN.” KFN is managed by KKR but is not under the common control of the Senior Principals or otherwise consolidated by KKR as control is maintained by third-party investors. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of March 31, 2012 and December 31, 2011, KFN had consolidated assets of $8.8 billion and $8.6 billion, respectively, and shareholders’ equity of $1.8 billion and $1.7 billion, respectively. Shares of KFN held by KKR represented less than 1% of KFN’s outstanding shares as of March 31, 2012. There were no outstanding shares of KFN held by KKR as of December 31, 2011. If KKR were to exercise all of its outstanding vested options, KKR’s ownership interest in KFN would be less than 1% of KFN’s outstanding shares as of March 31, 2012 and December 31, 2011, respectively.

Discretionary Investments

Certain of KKR’s investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with its private equity funds and other investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or investment vehicle, except that the side-by-side investments are not subject to management fees or a carried interest. The cash invested by these individuals aggregated $35.9 million and $15.1 million for the three months ended March 31, 2012 and 2011, respectively. These investments are not included in the accompanying financial statements.

Aircraft and Other Services

Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $1.4 million and $1.2 million for the use of these aircraft for the three months ended March 31, 2012 and 2011, respectively.

Facilities

Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR’s Menlo Park location. Payments made to this partnership were $1.7 million and $1.6 million for the three month periods ended March 31, 2012 and 2011, respectively.

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

Public Markets

Through the Public Markets segment, KKR manages a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies and (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending. These funds, vehicles and accounts are managed by KKR Asset Management LLC, an SEC registered investment adviser.

Capital Markets and Principal Activities

KKR’s Capital Markets and Principal Activities segment combines KKR’s principal assets with its global capital markets business. KKR’s capital markets business supports the firm, its portfolio companies and select third parties by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. KKR’s capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. KKR’s principal asset base primarily includes investments in its private equity funds, co-investments in certain portfolio companies of such private equity funds, general partner interests in various KKR-sponsored investment funds, and other assets owned by the firm’s balance sheet.

Key Performance Measures

Fee Related Earnings (“FRE”), Economic Net Income (Loss) (“ENI”) and Book Value are key performance measures used by management. These measures are used by management in making resource deployment and operating decisions as well as assessing the overall performance of each of KKR’s business segments.

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

ENI

ENI is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Book Value

Book Value is a measure of the net assets of KKR’s reportable segments and is used by management primarily in assessing the unrealized value of our investment portfolio, including carried interest, as well as KKR’s overall liquidity position. Book value differs from the equivalent GAAP amounts on a consolidated basis primarily as a result of the exclusion of ownership interests in consolidated investment vehicles and other entities that are attributable to noncontrolling interests.

KKR’s reportable segments are presented prior to giving effect to the allocation of income (loss) between KKR and KKR Holdings and as such represents KKR’s business in total.

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended March 31, 2012:

	As of and for the Three Months Ended March 31, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$106,912	$21,731	$—	$128,643
Incentive fees	—	9,670	—	9,670
Management and incentive fees	106,912	31,401	—	138,313

Monitoring and transaction fees:
Monitoring fees	25,822	—	—	25,822
Transaction fees	11,667	2,422	30,209	44,298
Fee credits (1)	(17,706)	(1,637)	—	(19,343)
Net monitoring and transaction fees	19,783	785	30,209	50,777
Total fees	126,695	32,186	30,209	189,090

Expenses
Compensation and benefits	44,486	11,382	6,856	62,724
Occupancy and related charges	12,805	1,418	238	14,461
Other operating expenses	31,675	3,977	2,897	38,549
Total expenses	88,966	16,777	9,991	115,734
Fee related earnings	37,729	15,409	20,218	73,356

Investment income (loss)
Gross carried interest	454,505	14,859	—	469,364
Less: Allocation to KKR carry pool (2)	(185,562)	(5,944)	—	(191,506)
Less: Management fee refunds (3)	(40,708)	—	—	(40,708)
Net carried interest	228,235	8,915	—	237,150
Other investment income (loss)	1,652	(23)	418,278	419,907
Total investment income (loss)	229,887	8,892	418,278	657,057

Income (loss) before noncontrolling interests in income of consolidated entities	267,616	24,301	438,496	730,413
Income (loss) attributable to noncontrolling interests (4)	2,296	431	484	3,211

Economic net income (loss)	$265,320	$23,870	$438,012	$727,202

Total Assets	$977,928	$82,917	$5,714,419	$6,775,264

Book Value	$818,495	$70,903	$5,187,758	$6,077,156

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

(3)                    Certain of KKR’s investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period. As of March 31, 2012, $66.0 million of carried interest is subject to management fee refunds, which may reduce carried interest recognized in future periods.

(4)                    Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended March 31, 2012:

	As of and for the Three Months Ended March 31, 2012
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$189,090	$(72,783)	$116,307
Expenses(b)	$115,734	$329,524	$445,258
Investment income (loss)(c)	$657,057	$2,660,941	$3,317,998
Income (loss) before taxes	$730,413	$2,258,634	$2,989,047
Income (loss) attributable to redeemable noncontrolling interests	$—	$5,272	$5,272
Income (loss) attributable to noncontrolling interests	$3,211	$2,773,056	$2,776,267
Total assets(d)	$6,775,264	$36,745,148	$43,520,412
Book Value (e)	$6,077,156	$(4,566,883)	$1,510,273

(a)                    The fees adjustment primarily represents (i) the elimination of management fees of $108,438 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $18,707 upon consolidation of the KKR Funds, (iii) a gross up of reimbursable expenses of $3,660 and (iv) other adjustments of $13,288.

(b)                   The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $114,341 (ii) allocations to the carry pool of $191,506, (iii) a gross up of reimbursable expenses of $6,189, (iv) operating expenses of $15,813 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $1,675.

(c)                    The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $2,428,727 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $191,506, and (iii) exclusion of management fee refunds of $40,708.

(d)                   Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                    The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,560,614 and the equity impact of KKR Management Holdings Corp. equity and other of $6,269.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended March 31, 2012
Net income (loss) attributable to KKR & Co. L.P.	$190,436
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	404,191
Plus: Equity Based Compensation	114,341
Plus: Amortization of intangibles and other, net	1,162
Plus: Income taxes	17,072
Economic net income (loss)	727,202
Plus: Income attributable to segment noncontrolling interests	3,211
Plus: Investment income (loss)	(657,057)
Fee related earnings	$73,356

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended March 31, 2011:

	As of and for the Three Months Ended March 31, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$110,257	$17,293	$—	$127,550
Incentive fees	—	12,013	—	12,013
Management and incentive fees	110,257	29,306	—	139,563

Monitoring and transaction fees:
Monitoring fees	90,427	—	—	90,427
Transaction fees	53,178	3,729	30,369	87,276
Fee credits (1)	(70,787)	(2,205)	—	(72,992)
Net monitoring and transaction fees	72,818	1,524	30,369	104,711
Total fees	183,075	30,830	30,369	244,274

Expenses
Compensation and benefits	45,975	11,159	6,006	63,140
Occupancy and related charges	10,575	955	329	11,859
Other operating expenses	35,884	4,208	2,980	43,072
Total expenses	92,434	16,322	9,315	118,071
Fee related earnings	90,641	14,508	21,054	126,203

Investment income (loss)
Gross carried interest	329,047	3,074	—	332,121
Less: Allocation to KKR carry pool (2)	(138,285)	(1,230)	—	(139,515)
Less: Management fee refunds (3)	(4,804)	—	—	(4,804)
Net carried interest	185,958	1,844	—	187,802
Other investment income (loss)	1,067	(351)	429,459	430,175
Total investment income (loss)	187,025	1,493	429,459	617,977

Income (loss) before noncontrolling interests in income of consolidated entities	277,666	16,001	450,513	744,180
Income (loss) attributable to noncontrolling interests (4)	927	138	595	1,660

Economic net income (loss)	$276,739	$15,863	$449,918	$742,520

Total Assets	$1,136,557	$65,777	$5,782,129	$6,984,463

Book Value	$919,103	$54,043	$5,228,415	$6,201,561

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

(3)                    Certain of KKR’s investment funds require that KKR refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, carried interest is reduced, not to exceed 20% of cash management fees earned. In periods where investment returns subsequently decrease or turn negative, recognized carried interest will be reduced and consequently the amount of the management fee refund would be reduced resulting in income being recognized during the period. As of March 31, 2011, $62.4 million of carried interest was subject to management fee refunds, which may reduce carried interest recognized in future periods.

(4)                    Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended March 31, 2011:

	As of and for the Three Months Ended March 31, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$244,274	$(12,431)	$231,843
Expenses(b)	$118,071	$305,681	$423,752
Investment income (loss)(c)	$617,977	$1,922,156	$2,540,133
Income (loss) before taxes	$744,180	$1,604,044	$2,348,224
Income (loss) attributable to redeemable noncontrolling interests	$—	$—	$—
Income (loss) attributable to noncontrolling interests	$1,660	$2,156,216	$2,157,876
Total assets(d)	$6,984,463	$32,887,067	$39,871,530
Book Value (e)	$6,201,561	$(4,740,517)	$1,461,044

(a)                    The fees adjustment primarily represents (i) the elimination of management fees of $108,129 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $72,381 upon consolidation of the KKR Funds, (iii) a gross up of reimbursable expenses of $10,602 and (iv) other adjustments of $12,715.

(b)                   The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $141,982 (ii) allocations to the carry pool of $139,515, (iii) a gross up of reimbursable expenses of $10,602, (iv) operating expenses of $10,763 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $2,819.

(c)                    The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $1,777,837 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $139,515, and (iii) exclusion of management fee refunds of $4,804.

(d)                   Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                    The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,687,568 and the equity impact of KKR Management Holdings Corp. equity and other of $52,949.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended March 31, 2011
Net income (loss) attributable to KKR & Co. L.P.	$159,565
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	408,904
Plus: Equity Based Compensation	141,982
Plus: Amortization of intangibles and other, net	1,286
Plus: Income taxes	30,783
Economic net income (loss)	742,520
Plus: Income attributable to segment noncontrolling interests	1,660
Plus: Investment income (loss)	(617,977)
Fee related earnings	$126,203

13. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s investment or financing strategies. KKR is in compliance with all of its debt covenants as of March 31, 2012.

Investment Commitments

As of March 31, 2012, KKR had unfunded commitments to its private equity and other investment vehicles of $594.9 million. In addition, KKR’s capital markets business had unfunded commitments of $69.9 million related to four Portfolio Companies’ revolving credit facilities as of March 31, 2012.

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

Certain KKR principals who received carried interest distributions prior to October 1, 2009 with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners’ clawback obligations. KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to October 1, 2009, up to a maximum of $223.6 million. At March 31, 2012, KKR has recorded a receivable of $47.3 million within due from affiliates for the amount of the clawback obligation required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships.  KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

As of March 31, 2012, the amount of carried interest that is subject to this clawback provision was $813.5 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their March 31, 2012 fair values, the clawback obligation would have been $73.2 million, of which $11.5 million is the obligation of KKR and the remainder is the obligation of affiliates and noncontrolling interest holders.

The instruments governing certain of KKR’s private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the “net loss sharing provisions,” certain of KKR’s private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of March 31, 2012, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $1,054.2 million as of March 31, 2012.

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

In August 1999, KKR and certain of its current and former personnel were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno’s, Inc. (“Bruno’s”), one of KKR’s former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno’s in an August 1995 subordinated notes offering relating to the acquisition and in Bruno’s subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In 2009, the action was remanded to the Alabama State Court and subsequently consolidated for pretrial purposes with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which was pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. In August 2011, the Alabama Supreme Court denied KKR’s petition seeking permission to appeal certain rulings made by the Alabama State Court when denying in part the motion to dismiss. In October 2011, the plaintiffs’ investment adviser filed an amended motion to dismiss a third-party complaint filed by KKR and other defendants asserting a contribution claim against the plaintiffs’ investment adviser. Briefing on the motion to dismiss this third-party-complaint is ongoing. In December 2011, KKR filed a petition for a writ of certiorari in the United States Supreme Court seeking permission to appeal the Alabama Supreme Court’s denial of KKR’s petition. In January 2012, the Alabama State Court granted a motion to sever the action from the related action against the underwriters of the subordinated notes. Discovery is ongoing in the action.

On May 23, 2011, KKR, certain KKR affiliates and the board of directors of Primedia Inc. (a former KKR portfolio company whose directors at that time included certain KKR personnel) were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the sale of Primedia in a merger transaction that was completed on July 13, 2011. These actions allege, among other things, that Primedia board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger. Plaintiffs also allege that the merger price was unfair in light of the value of certain shareholder derivative claims, which were dismissed on August 8, 2011, based on a stipulation by the parties that the derivative plaintiffs and any other former Primedia shareholders lost standing to prosecute the derivative claims on behalf of Primedia when the Primedia merger was completed. The dismissed shareholder derivative claims included allegations concerning open market purchases of certain shares of Primedia’s preferred stock by KKR affiliates in 2002 and allegations concerning Primedia’s redemption of certain shares of Primedia’s preferred stock in 2004 and 2005, some of which were owned by KKR affiliates. With respect to the pending shareholder class actions challenging the Primedia merger, on June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger. On July 18, 2011, the Court of Chancery consolidated the two pending shareholder class actions and appointed lead counsel for plaintiffs. On October 7, 2011, defendants moved to dismiss the operative complaint in the consolidated shareholder class action. The operative complaint seeks, in relevant part, unspecified monetary damages and rescission of the merger. On December 2, 2011, plaintiffs filed a consolidated amended complaint, which similarly alleges that the Primedia board members, KKR, and certain KKR affiliates breached their respective fiduciary duties by entering into the merger agreement at an unfair price in light of the value of the dismissed shareholder derivative claims. That amended complaint seeks an unspecified amount of monetary damages. On January 31, 2012, defendants moved to dismiss the amended complaint. Briefing on the motion to dismiss the amended complaint is ongoing.

Additionally, in May 2011, two shareholder class actions challenging the Primedia merger were filed in Georgia state courts, asserting similar allegations and seeking similar relief as initially sought by the Delaware shareholder class actions above. Both Georgia actions have been stayed in favor of the Delaware action.

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs’ motion. On September 7, 2011, the court granted plaintiffs’ motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs’ proposed fifth amended complaint but denied plaintiffs’ motion seeking leave to file a proposed fifth amended complaint. The court stated that it will entertain a renewed motion by plaintiffs to file a proposed fifth amended complaint at the close of the third phase of discovery. The third phase of discovery permitted by the court is ongoing.

On March 4, 2011, KKR received a request from the SEC for information relating to the acquisition of Del Monte Foods Company by private equity funds affiliated with KKR and two other private equity firms, which was announced on November 25, 2010 and completed on March 8, 2011. On May 20, 2011 the SEC issued a subpoena to KKR seeking substantially the same documents and information as the March 4, 2011 request for information. On December 16, 2011, the SEC issued another subpoena to KKR seeking documents and information regarding the period prior to the announcement of the acquisition of Del Monte Foods Company. KKR is cooperating with the SEC’s investigations.

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

KKR establishes an accrued liability for litigation, regulatory and other matters only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. For one or more of the matters described above for which a loss is both probable and reasonably estimable, we have estimated the aggregate amount of losses attributable to KKR to be approximately $32.5 million. We believe such losses should be, in whole or in part, subject to insurance and/or indemnity, which we believe will reduce any ultimate loss. This estimate is based upon information available as of May 2, 2012 and is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

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

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At March 31, 2012, approximately $66.0 million of cash at our registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

15. SUBSEQUENT EVENTS

A distribution of $0.15 per KKR & Co. L.P. common unit was announced on April 27, 2012 and will be paid on May 21, 2012 to unitholders of record as of the close of business on May 7, 2012.  KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 27, 2012, including the audited consolidated and combined financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Overview

Led by Henry Kravis and George Roberts, we are a leading global investment firm with $62.3 billion in AUM as of March 31, 2012 and a 36-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

Our business offers a broad range of investment management services to our investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 200 private equity investments with a total transaction value in excess of $465 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, equity strategies, capital markets, infrastructure, natural resources and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing investors and have invested meaningfully in developing relationships with new investors.

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

The table below presents information as of March 31, 2012 relating to our private equity funds and other Private Markets investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after March 31, 2012.

					Percentage
	Investment Period				Committed by
	Commencement	End		Uncalled	General	Amount	Amount	Remaining	Remaining
Private Markets	Date	Date	Commitment	Commitment	Partner	Invested	Realized	Cost	Fair Value

Private Equity Funds
China Growth Fund	11/2010	11/2016	$1,010.0	$737.9	1.0%	$272.1	$—	$272.1	$366.0
E2 Investors (Annex Fund)	8/2009	11/2012	539.3	385.1	4.2%	154.2	—	154.2	247.2
European Fund III	3/2008	3/2014	5,950.3	3,263.8	4.6%	2,686.5	—	2,686.5	2,825.6
Asian Fund	7/2007	7/2013	3,983.2	1,221.6	2.5%	2,761.6	211.1	2,616.2	4,453.7
2006 Fund	9/2006	9/2012	17,642.2	1,459.2	2.1%	16,183.0	4,367.1	13,886.7	16,831.7
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	1,554.1	4,654.1	4,128.7
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	7,252.5	3,319.5	4,951.1
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,325.6	95.2	507.9
Total Private Equity Funds			43,961.2	7,067.6		36,893.6	21,710.4	27,684.5	34,311.9

Co-Investment Vehicles	Various	Various	2,290.8	362.7	Various	1,928.1	723.0	1,730.3	2,579.5
Total Private Equity			46,252.0	7,430.3		38,821.7	22,433.4	29,414.8	36,891.4

Energy & Infrastructure
Natural Resources	Various	Various	1,094.0	862.2	Various	231.8	14.4	226.9	194.3
Infrastructure	Various	Various	780.8	623.5	6.4%	157.3	—	157.3	157.6
Co-Investment Vehicles	Various	Various	1,863.3	680.7	Various	1,182.6	87.8	1,182.6	1,315.7
Energy & Infrastructure Total			3,738.1	2,166.4		1,571.7	102.2	1,566.8	1,667.6

Private Markets Total			49,990.1	9,596.7		40,393.4	22,535.6	30,981.6	38,559.0

The tables below present information as of March 31, 2012 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which proceeds, excluding current income like dividends and interest, have been realized. This data does not reflect additional capital raised since March 31, 2012 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

								Multiple of
	Amount		Fair Value of Investments			Gross		Invested
Private Markets Investment Fund	Commitment	Invested	Realized	Unrealized	Total Value	IRR*	Net IRR*	Capital**
	($ in Millions)
Total Investments
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.6	—	12,476.6	18.0%	13.3%	2.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,325.6	507.9	8,833.5	27.1%	20.4%	2.9
Millennium Fund (2002)	6,000.0	6,000.0	7,252.5	4,951.1	12,203.6	23.2%	16.8%	2.0
European Fund II (2005) (2)	5,750.8	5,750.8	1,554.1	4,128.7	5,682.8	(0.3)%	(1.0)%	1.0
2006 Fund (2006)	17,642.2	16,183.0	4,367.1	16,831.7	21,198.8	8.0%	5.4%	1.3
Asian Fund (2007)	3,983.2	2,761.6	211.1	4,453.7	4,664.8	21.9%	14.4%	1.7
European Fund III (2008) (2)	5,950.3	2,686.5	—	2,825.6	2,825.6	2.8%	(3.4)%	1.1
E2 Investors (Annex Fund) (2009) (2)(3)	539.3	154.2	—	247.2	247.2	N/A	N/A	N/A
China Growth Fund (2010) (3)	1,010.0	272.1	—	366.0	366.0	N/A	N/A	N/A
Natural Resources (2010) (3)	1,094.0	231.8	14.4	194.3	208.7	N/A	N/A	N/A
Infrastructure (2010) (3)	780.8	157.3	—	157.6	157.6	N/A	N/A	N/A
All Funds	$62,310.5	$53,757.2	$71,993.8	$34,663.8	$106,657.6	25.7%	19.0%	2.0

Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.6%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	5,968.5	12,476.6	—	12,476.6	18.2%	14.8%	2.1
Included Funds
European Fund (1999) (2)	3,085.4	2,681.1	8,325.6	507.9	8,833.5	29.9%	26.1%	3.3
Millennium Fund (2002)	6,000.0	3,542.5	6,933.9	2,156.3	9,090.2	42.7%	32.8%	2.6
European Fund II (2005) (2)	5,750.8	1,567.4	1,415.9	1,523.0	2,938.9	14.7%	12.9%	1.9
2006 Fund (2006)	17,642.2	2,195.9	4,356.8	4,293.7	8,650.5	38.4%	34.5%	3.9
Asian Fund (2007)	3,983.2	411.7	211.1	664.4	875.5	27.1%	23.2%	2.1
European Fund III (2008) (2)	5,950.3	—	—	—	—	—	—	—
E2 Investors (Annex Fund) (2009) (2)(3)	539.3	—	—	—	—	—	—	—
China Growth Fund (2010) (3)	1,010.0	—	—	—	—	—	—	—
Natural Resources (2010) (3)	1,094.0	—	—	—	—	—	—	—
Infrastructure (2010) (3)	780.8	—	—	—	—	—	—	—
All Realized/Partially Realized Investments	$62,310.5	$26,830.0	$71,512.3	$9,145.3	$80,657.6	26.2%	21.4%	3.0

(1)           These funds are not included in the KKR business.

(2)                                  The capital commitments of the European Fund, the European Fund II, the European Fund III and the Annex Fund include euro-denominated commitments of €196.5 million, €2,597.2 million, €2,788.8 million and €165.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2012 in the case of unfunded commitments.

(3)                                  The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to March 31, 2012.  None of the Annex Fund, the China Growth Fund, Natural Resources, or Infrastructure have invested for at least 36 months as of March 31, 2012. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)                                  Investments are considered partially realized when proceeds, excluding current income like dividends and interest, have been realized. None of the European Fund III, Annex Fund, China Growth Fund, Natural Resources or Infrastructure have realized proceeds from invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Public Markets

Through the Public Markets segment, we manage KFN, a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies and (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending. These funds, vehicles and accounts are managed by KKR Asset Management LLC, an SEC registered investment adviser.

We generally review our performance in the Public Markets segment by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. In certain cases these strategies have meaningful track records and may be compared to widely-known indices. The following chart presents information regarding these leveraged loan and high yield bond strategies from inception to March 31, 2012.  Our other credit and equity strategies do not have a comparable widely-known index or have only begun investing more recently and therefore have not developed meaningful track records and thus their performance is not included below. Past performance is no guarantee of future results.

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

The table below presents information as of March 31, 2012 relating to our Public Markets investment vehicles.

					Incentive Fee /	Preferred
			Typical Mgmt		Carried	Return/Hurdle	Duration
($ in millions)	AUM	FPAUM	Fee Rate		Interest	Rate	of Capital

KFN	$1,613	$1,613	1.75%		25.00%	8.00%	Permanent (1)
Leveraged Credit:
Leveraged Credit SMAs/Funds	2,982	2,982	0.50-1.00%		N/A	N/A	Subject to Redemptions
CLO’s	7,607	917	0.50%		N/A	N/A	10-14 Years (3)
Total Leveraged Credit	10,589	3,899
Alternative Credit (2)	3,274	3,007	0.75-1.50	%(4)	10.00-20.00%	8.00-12.00%	8-15 Years (3)
Long/Short Equities	371	274	1.25%-1.50%		17.50-20.00%	N/A	Subject to Redemptions
Other:
Corporate Capital Trust (5)	245	245	1.00%		10.0%	7.00%	7 years
Strategic Capital Funds (SCF) (6)	214	214	0.25%		N/A	N/A	In managed wind down
Total Other	459	459

Total	$16,306	$9,252

(1)           The management agreement may be terminated only in limited circumstances and, except for a termination arising from certain events of cause, upon payment of a termination fee to KKR.

(2)           AUM and FPAUM include all assets invested by vehicles that principally invest in alternative credit strategies and consequently may include a certain amount of assets invested in other strategies.

(3)           Term for duration of capital is since inception. Inception dates for CLOs were between 2005 and 2007 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2011.

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

Capital Markets and Principal Activities

Our Capital Markets and Principal Activities segment combines our principal assets with our global capital markets business. Our capital markets business supports our firm, our portfolio companies and select third parties by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. Our principal asset base primarily includes investments in our private equity funds, co-investments in certain portfolio companies of such private equity funds, general partner interests in various KKR-sponsored investment funds, and other assets owned by the firm’s balance sheet.

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia and elsewhere in the world. At the moment, the current global economic environment remains somewhat unbalanced.  China, for example, currently accounts for approximately one third of global economic growth.  All told, Asia is now driving a substantial portion of total global economic growth.  Changes in inflation and monetary policy often can have a significant effect on the rate of growth in the emerging markets.  At the same time, Europe continues to experience downward growth trends as sovereign debt concerns have affected consumer and business behavior.  Ongoing austerity and deleveraging in the developed world are likely to persist in the near-term, which may lead to increased volatility in the global capital markets.  In addition, we have seen a decline in transaction volume, which in turn tends to result in a reduced amount of fees received in our business segments.

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

Global equity markets improved during the three months ended March 31, 2012. Volatility has settled somewhat during the first quarter, as the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, started at 23.4 at the beginning of the quarter and ended at 15.5 at March 31, 2012. Overall equity markets have increased during the first quarter of 2012 with the S&P 500 Index posting a 12.6% gain and the MSCI World Index posting an increase of 11.7%. The below-investment grade credit markets also appreciated with the S&P/LSTA Leveraged Loan Index and the BofA Merrill Lynch High Yield Master II Index increasing 3.8% and 5.1% during the three months ended March 31, 2012, respectively.

Conditions in global credit markets also have a substantial effect on our financial condition and results of operations. We rely on the ability of our funds to obtain committed debt financing on favorable terms in order to complete new private equity transactions. Similarly, our portfolio companies regularly require access to the global credit markets in order to obtain financing for their operations and to refinance or extend the maturities of their outstanding indebtedness. To the extent that conditions in the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance and valuations of those portfolio companies and, therefore, our investment returns on our funds. In addition, during economic downturns or periods of slow economic growth, the inability to refinance or extend the maturities of portfolio company debt (and thereby extend our investment holding period) may hinder our ability to realize investment gains from these portfolio companies when economic conditions improve. Credit markets can also impact valuations. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates.  In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those investments that had a readily observable market price.

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

In addition, our Capital Markets and Principal Activities segment generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities and credit facilities, with the size of fees generally correlated to overall transaction sizes. As a result, the conditions in global equity and credit markets, as well as transaction activity in our Private Markets segment and to a significantly lesser extent, Public Markets segment, impact both the frequency and size of fees generated by this segment.

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

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. As of March 31, 2012 our Private Markets segment included ten consolidated investment funds and thirteen unconsolidated co-investment vehicles. Our Public Markets segment included eight consolidated investment vehicles and nine unconsolidated vehicles.

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

Fees reported in our condensed consolidated financial statements do not include the management or incentive fees that we earn from consolidated funds, because those fees are eliminated in consolidation. However, because those management fees are earned from, and funded by, third-party investors who hold noncontrolling interests in the consolidated funds, net income attributable to KKR is increased by the amount of the management fees that are eliminated in consolidation. Accordingly, while the consolidation of funds impacts the amount of fees that are recognized in our financial statements, it does not affect the ultimate amount of net income attributable to KKR or KKR’s partners’ capital.

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

General, Administrative and Other

General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges and other general and operating expenses which are not borne by fund investors and are not offset by credits attributable to fund investors’ noncontrolling interests in consolidated funds. General, administrative and other expense also consists of costs incurred in connection with pursuing potential investments that do not result in completed transactions, a substantial portion of which are borne by fund investors.

Investment Income (Loss)

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities consist of realized and unrealized gains and losses arising from our investment activities. The majority of our net gains (losses) from investment activities are related to our private equity investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our private equity investments is significantly impacted by the global financial markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see “—Critical Accounting Policies—Fair Value Measurements.”

Dividend Income

Dividend income consists primarily of distributions that private equity funds receive from portfolio companies in which they invest. Private equity funds recognize dividend income primarily in connection with (i) dispositions of operations by portfolio companies, (ii) distributions of excess cash generated from operations from portfolio companies and (iii) other significant refinancing’s undertaken by portfolio companies.

Interest Income

Interest income consists primarily of interest that is received on our cash balances, principal assets and fixed income instruments in which our consolidated funds invest.

Interest Expense

Interest expense is incurred from credit facilities entered into by KKR, debt issued by KKR, and debt outstanding at our consolidated funds entered into with the objective of enhancing returns, which are generally not direct obligations of the general partners of our private equity funds or management companies. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See “—Liquidity”.

Income Taxes

The KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities, in some cases, are subject to New York City unincorporated business taxes, or non-U.S. income taxes. Furthermore, we hold our interest in one of the KKR Group Partnerships through KKR Management Holdings Corp., which is treated as a corporation for U.S. federal income tax purposes, and certain other wholly-owned subsidiaries of the KKR Group Partnerships are treated as corporations for U.S. federal income tax purposes. Accordingly, such wholly-owned subsidiaries of KKR, including KKR Management Holdings Corp., and of the KKR Group Partnerships, are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR’s share of this income is reflected in the financial statements. We generate interest income to our unitholders and interest deductions to KKR Management Holdings Corp. as a result of a 2011 recapitalization of KKR Management Holdings Corp.

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

Segment Operating and Performance Measures

The reportable segments for KKR’s business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings L.P. and as such represent the business in total.

KKR discloses the following financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to investors in assessing the overall performance of KKR’s businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within “Financial Statements and Supplementary Data—Note 12. Segment Reporting.”

Fee Related Earnings (“FRE”)

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

Economic Net Income (Loss) (“ENI”)

Economic net income (loss) is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments.  We believe this measure is useful to investors as it provides additional insight into the overall profitability of KKR’s businesses inclusive of investment income and carried interest.  ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Assets Under Management (“AUM”)

Assets under management represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to investors as it provides additional insight into KKR’s capital raising activities and the overall activity in its investment funds and vehicles.  KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s fixed income products; (iv) the value of outstanding structured finance vehicles; and (v) the fair value of other assets managed by KKR.  KKR’s definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Fee Paying AUM (“FPAUM”)

Fee paying AUM represents only those assets under management from which KKR receives fees.  We believe this measure is useful to investors as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR’s capital raising activities and the overall activity in its investment funds and vehicles, for only those funds and vehicles where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital).  FPAUM is the sum of all of the individual fee bases that are used to calculate KKR’s fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Committed Dollars Invested

Committed dollars invested is the aggregate amount of capital commitments that have been invested by KKR’s investment funds and carry-yielding co-investment vehicles and is used as a measure of investment activity for KKR and its business segments during a given period. We believe this measure is useful to investors as it provides additional insight into KKR’s investment of committed capital.  Such amounts include: (i) capital invested by fund investors and co-investors with respect to which KKR is entitled to a fee or carried interest and (ii) capital invested by KKR’s investment funds and vehicles.

Syndicated Capital

Syndicated Capital is the aggregate amount of debt or equity capital in transactions originated by KKR investment funds and vehicles, which has been distributed to third parties in exchange for a fee. It does not include capital committed to such transactions by carry-yielding co-investment vehicles, which is instead reported in committed dollars invested. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to investors as it provides additional insight into levels of syndication activity in KKR’s Capital Markets and Principal Activities segment and across its investment platform.

Uncalled Commitments

Uncalled commitments are used as a measure of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to KKR’s investment funds and vehicles to make future investments.

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

Book Value

Book value is a measure of the net assets of KKR’s reportable segments and is used by management primarily in assessing the unrealized value of our investment portfolio, including carried interest, as well as our overall liquidity position.  We believe this measure is useful to investors as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders.  Book value differs from the equivalent GAAP amounts on a consolidated basis primarily as a result of the exclusion of ownership interests in consolidated investment vehicles and other entities that are attributable to noncontrolling interests.

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR’s liquidity position. We believe this measure is useful to investors as it provides additional insight into KKR’s available liquidity.  Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments.  The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated and combined statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of March 31, 2012, we had cash and short-term investments on a segment basis of $855.5 million, which, with the addition of $244.3 million of liquid short-term investments, may be reconciled to cash and cash equivalents of $611.2 million.

Consolidated and Combined Results of Operations

The following is a discussion of our unaudited condensed consolidated results of operations for the three months ended March 31, 2012 and 2011. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Revenues
Fees	$116,307	$231,843
Expenses
Compensation and Benefits	372,410	356,554
Occupancy and Related Charges	15,197	12,554
General, Administrative and Other	57,651	54,644
Total Expenses	445,258	423,752
Investment Income (Loss)
Net Gains (Losses) From Investment Activities	3,086,865	2,487,209
Dividend Income	172,939	4,808
Interest Income	76,199	65,368
Interest Expense	(18,005)	(17,252)
Total Investment Income (Loss)	3,317,998	2,540,133
Income (Loss) Before Taxes	2,989,047	2,348,224
Income Taxes	17,072	30,783
Net Income (Loss)	2,971,975	2,317,441
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	5,272	—
Net Income (Loss) Attributable to Noncontrolling Interests	2,776,267	2,157,876
Net Income (Loss) Attributable to KKR & Co. L.P.	$190,436	$159,565

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Fees

Fees were $116.3 million for the three months ended March 31, 2012, a decrease of $115.5 million, compared to fees of $231.8 million for the three months ended March 31, 2011. The net decrease was primarily due to (i) a decrease in gross monitoring fees of $64.6 million and (ii) a decrease in gross transaction fees of $43.0 million. The decrease in gross monitoring fees was primarily the result of having no transactions comparable to the transactions which resulted in $68.8 million in fees received during the three months ended March 31, 2011 from the termination of monitoring agreements in connection with the IPOs of two portfolio companies, HCA, Inc. (NYSE: HCA) and The Nielsen Company (NYSE: NLSN). Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Excluding the impact of termination payments and consulting fees, during the three months ended March 31, 2012, we had 38 portfolio companies that were paying an average monitoring fee of $0.7 million compared with 30 portfolio companies that were paying an average monitoring fee of $0.7 million during the three months ended March 31, 2011.  The transaction fees we receive will depend on the amount of capital our funds and other vehicles deploy and also the amount of capital our Capital Markets business syndicates.  The decrease in transaction fees was primarily driven by a decrease in the size of transaction fee-generating investments during the period in our Private Markets segment. During the three months ended March 31, 2012, there were two transaction fee-generating investments with a total combined transaction value of approximately $1.2 billion as compared to two transaction fee-generating investments with a total combined transaction value of approximately $5.7 billion during the three months ended March 31, 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.

Expenses

Expenses were $445.3 million for the three months ended March 31, 2012, an increase of $21.5 million, compared to $423.8 million for the three months ended March 31, 2011. The increase was primarily due to (i) a net increase in equity-based compensation of $17.3 million and (ii) an increase in other operating expenses of $5.7 million. The net increase in equity-based compensation is due primarily to a higher carry pool allocation as a result of the recognition of higher carried interest during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in other operating expenses was due primarily to the continued expansion of KKR’s businesses, particularly in North America and Asia since March 31, 2011.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $3.1 billion for the three months ended March 31, 2012, an increase of $0.6 billion, compared to a net gain of $2.5 billion for the three months ended March 31, 2011, primarily driven by a higher level of appreciation in our private equity portfolio. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Private Equity Investments	$3,009,116	$2,513,060
Other Net Gains (Losses) from Investment Activities	77,749	(25,851)
Net Gains (Losses) from Investment Activities	$3,086,865	$2,487,209

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

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Realized Gains	$527,976	$1,515,296
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(465,844)	(1,464,830)
Realized Losses	—	(37,824)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	—	30,110
Unrealized Gains from Changes in Fair Value	3,294,227	2,875,303
Unrealized Losses from Changes in Fair Value	(347,243)	(404,995)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$3,009,116	$2,513,060

(a) Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b) Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

Dividend income was $172.9 million for the three months ended March 31, 2012, an increase of $168.1 million, compared to dividend income of $4.8 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we received $168.9 million of dividends from HCA Inc. and an aggregate of $4.0 million of dividends from other investments. During the three months ended March 31, 2011, we received $2.8 million of dividends from Avago Technologies Limited (NASDAQ: AVGO) and an aggregate of $2.0 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $76.2 million for the three months ended March 31, 2012, an increase of $10.8 million, compared to $65.4 million for the three months ended March 31, 2011. The increase primarily reflects an increase in the level of fixed income instruments in our public markets investment vehicles.

Interest Expense

Interest expense was $18.0 million for the three months ended March 31, 2012, an increase of $0.7 million, compared to $17.3 million for the three months ended March 31, 2011. The increase was primarily due to an increase in financing arrangements entered into by our consolidated funds with the objective of enhancing returns.

Income (Loss) Before Taxes

Due to the factors described above, principally increased gains from investment activities, income before taxes was $3.0 billion for the three months ended March 31, 2012, an increase of $0.7 billion, compared to income before taxes of $2.3 billion for the three months ended March 31, 2011.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests was $5.3 million for the three months ended March 31, 2012, reflecting the formation of certain investment vehicles that allow for redemptions by limited partners subsequent to March 31, 2011.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $2.8 billion for the three months ended March 31, 2012, an increase of $0.6 billion, compared to $2.2 billion for the three months ended March 31, 2011. The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three months ended March 31, 2012 and 2011. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Results” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$106,912	$110,257
Incentive Fees	—	—
Total Management and Incentive Fees	106,912	110,257
Monitoring and Transaction Fees:
Monitoring Fees	25,822	90,427
Transaction Fees	11,667	53,178
Fee Credits	(17,706)	(70,787)
Net Monitoring and Transaction Fees	19,783	72,818
Total Fees	126,695	183,075
Expenses
Compensation and Benefits	44,486	45,975
Occupancy and Related Charges	12,805	10,575
Other Operating Expenses	31,675	35,884
Total Expenses	88,966	92,434
Fee Related Earnings	37,729	90,641
Investment Income (Loss)
Gross Carried interest	454,505	329,047
Less: Allocation to KKR Carry Pool	(185,562)	(138,285)
Less: Management Fee Refunds	(40,708)	(4,804)
Net Carried Interest	228,235	185,958
Other Investment Income (Loss)	1,652	1,067
Total Investment Income (loss)	229,887	187,025
Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	267,616	277,666
Income (Loss) Attributable to Noncontrolling Interests	2,296	927
Economic Net Income (Loss)	$265,320	$276,739
Assets Under Management (Period End)	$45,986,400	$46,239,100
Fee Paying Assets Under Management (Period End)	$37,974,800	$37,883,600
Committed Dollars Invested	$576,200	$809,700
Uncalled Commitments (Period End)	$9,596,700	$12,071,700

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Fees

Fees were $126.7 million for the three months ended March 31, 2012, a decrease of $56.4 million, compared to fees of $183.1 million for the three months ended March 31, 2011. The net decrease was primarily due to a decrease in gross monitoring fees of $64.6 million and a decrease in gross transaction fees of $41.5 million, partially offset by a decrease in fee credits of $53.1 million. The decrease in gross monitoring fees was primarily the result of having no transactions comparable to the transactions which resulted in $68.8 million in fees received during the three months ended March 31, 2011 from the termination of monitoring agreements in connection with the IPOs of two portfolio companies, HCA, Inc. and The Nielsen Company.  These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPOs or other sale activity in our private equity portfolio. Excluding the impact of termination payments, during the three months ended March 31, 2012, we had 38 portfolio companies that were paying an average monitoring fee of $0.7 million compared with 30 portfolio companies that were paying an average monitoring fee of $0.7 million during the three months ended March 31, 2011.  The decrease in gross transaction fees was primarily the result of a decrease in the size of fee-generating investments completed. In the three months ended March 31, 2012, there were two transaction fee-generating investments with a total combined transaction value of approximately $1.2 billion compared to two transaction fee-generating investments with a combined transaction value of $5.7 billion during the three months ended March 31, 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.

Expenses

Expenses were $89.0 million for the three months ended March 31, 2012, a decrease of $3.4 million, compared to expenses of $92.4 million for the three months ended March 31, 2011. The decrease was primarily the result of a decrease in other operating expenses related to a lower level of broken deal expenses, reflecting reduced transaction activity, partially offset by an increase in occupancy and related charges reflecting the expansion of our business.

Fee Related Earnings

Fee related earnings in our Private Markets segment were $37.7 million for the three months ended March 31, 2012, a decrease of $52.9 million, compared to fee related earnings of $90.6 million for the three months ended March 31, 2011. The decrease was due to the decrease in fees, partially offset by the decrease in expenses as described above.

Investment Income (Loss)

Investment income was $229.9 million for the three months ended March 31, 2012, an increase of $42.9 million, compared to investment income of $187.0 million for the three months ended March 31, 2011 driven primarily by a higher level of appreciation in our private equity portfolio. For the three months ended March 31, 2012, investment income was comprised primarily of net carried interest of $228.2 million.

The following table presents the components of net carried interest for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$76,602	$190,233
Net Unrealized Gains (Losses)	352,753	138,457
Dividends and Interest	25,150	357
Gross carried interest	454,505	329,047
Less: Allocation to KKR carry pool	(185,562)	(138,285)
Less: Management fee refunds	(40,708)	(4,804)
Net carried interest	$228,235	$185,958

Net realized gains (losses) for the three months ended March 31, 2012 consist primarily of realized gains from the sale of our remaining interest in Legrand Holdings S.A. (ENXTPA: LR) and a partial sale of Jazz Pharmaceuticals, Inc. (NYSE: JAZZ).

Net realized gains (losses) for the three months ended March 31, 2011 consists primarily of the partial sales of Legrand Holdings S.A., HCA, Inc., and Avago Technologies Limited.

The following table presents net unrealized gains (losses) of carried interest by investment vehicle for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
2006 Fund	$196,038	$106,607
Asian Fund	80,721	47,157
Millennium Fund	39,423	55,682
Co-Investment Vehicles	23,892	9,262
European Fund III	22,083	2,673
E2 Investors	9,537	153
China Growth	298	—
European Fund	(19,239)	(83,077)
Total (a)	$352,753	$138,457

(a)                                  The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented. For the three months ended March 31, 2012 and 2011, the European Fund II was excluded.

For the three months ended March 31, 2012, the net unrealized gains of $352.7 million included $424.1 million of net unrealized gains reflecting net increases in the value of various portfolio companies which were partially offset by $71.4 million of reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

Of the $424.1 million of net increases in value, 44% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on Dollar General Corporation (NYSE: DG), HCA, Inc., NXP

Semiconductors N.V. (NASDAQ: NXPI) and Ma Anshan Modern Farming Co. (HK:1117). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which was Far East Horizon Ltd. (HK: 3360). Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation (financial services sector), Academy Sports and Outdoors (retail sector), Intelligence Ltd. (services sector) and Alliance Boots GmbH (healthcare sector). The reversals of previously recognized net unrealized gains of $71.4 million, resulted primarily from the sale of Legrand Holdings S.A. and the partial sale of Jazz Pharmaceuticals, Inc. The increased valuations, in the aggregate, generally relate to individual company performances as well as an increase in market comparables. The unrealized gains on our private portfolio were partially offset by unrealized losses on Energy Future Holdings Corp. (energy sector) and Del Monte Foods Company (consumer products sector).  The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

For the three months ended March 31, 2011, approximately 56% of net unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which were HCA, Inc., The Nielsen Company B.V., Far Eastern Horizon Limited (Hong Kong: 3360), Jazz Pharmaceuticals, Inc. and NXP Semiconductors NV. In addition, there was a significant unrealized loss due to the reversal of a previously recognized gain in connection with the partial sale of Legrand Holdings S.A. Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized gains relating to Seven Media Group (media sector) and Oriental Brewery (consumer products sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance, and in the case of Seven Media Group an increase that reflects the valuation of an executed agreement to sell a portion of the investment in the second quarter of 2011. These unrealized gains were partially offset by unrealized losses, none of which individually represented a significant offset to such gains for the three months ended March 31, 2011.

Dividend and interest income for the three months ended March 31, 2012 consists primarily of dividends earned from HCA, Inc. Dividend and interest income for the three months ended March 31, 2011 consists primarily of dividends earned from Avago Technologies Limited. Management fee refunds amounted to $40.7 million for the three months ended March 31, 2012, an increase of $35.9 million from the three months ended March 31, 2011. The increase in management fee refunds primarily reflects an increased level of accrued carried interest in the European Fund III, which triggered the recognition of a higher level of management fee refunds.

Economic Net Income

Economic net income in our Private Markets segment was $265.3 million for the three months ended March 31, 2012, a decrease of $11.4 million, compared to economic net income of $276.7 million for the three months ended March 31, 2011. The decrease in fees described above was the primary contributor to the period over period decrease in economic net income, partially offset by the increase in investment income.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2011 to March 31, 2012:

($ in thousands)
December 31, 2011	$43,627,900
New Capital Raised	59,500
Distributions	(751,200)
Foreign Exchange	51,200
Change in Value	2,999,000
March 31, 2012	$45,986,400

AUM for the Private Markets segment was $46.0 billion at March 31, 2012, an increase of $2.4 billion, compared to $43.6 billion at December 31, 2011. The increase was primarily attributable to appreciation in the market value of our private equity portfolio of $3.0 billion, which was partially offset by $0.8 billion in distributions from our funds comprised of $0.7 billion of realized gains and $0.1 billion of return of original cost.

The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $1.1 billion, $0.5 billion $0.5 billion, and $0.4 billion in our 2006 Fund, Millennium Fund, European Fund II, and Asian Fund, respectively. Approximately 49% of the net change in value for the three months ended March 31, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in NXP Semiconductors N.V, HCA, Inc. and Dollar General Corporation, partially offset by decreases in TDC A/S (OMX: TDC) and Far East Horizon Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized gains relating to First Data Corp., Alliance Boots GmbH, Academy Sports and Outdoors, and Intelligence Ltd. The increased valuations, in the aggregate, generally related to individual company performance as well as an increase in market comparables.  The unrealized gains on our private portfolio were partially offset by unrealized losses on Energy Future Holdings Corp. and Del Monte Foods Company.  The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2011 to March 31, 2012:

($ in thousands)
December 31, 2011	$37,869,700
New Capital Raised	58,800
Distributions	(123,300)
Foreign Exchange	151,900
Change in Value	17,700
March 31, 2012	$37,974,800

FPAUM in our Private Markets segment was $38.0 billion at March 31, 2012, an increase of $0.1 billion, compared to $37.9 billion at December 31, 2011.  The increase was primarily attributable to foreign exchange adjustments from our foreign denominated commitments and invested capital of $0.2 billion, partially offset by distributions from our funds totaling $0.1 billion.

Committed Dollars Invested

Committed dollars invested were $0.6 billion for the three months ended March 31, 2012, a decrease of $0.2 billion, compared to committed dollars invested of $0.8 billion for the three months ended March 31, 2011, due to a decrease in the size of private equity investments closed during the three months ended March 31, 2012 as compared with three months ended March 31, 2011.

Uncalled Commitments

As of March 31, 2012, our Private Markets Segment had $9.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions, including $1.5 billion of uncalled capital commitments from our 2006 Fund.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$21,731	$17,293
Incentive Fees	9,670	12,013
Management and Incentive Fees	31,401	29,306
Monitoring and Transaction Fees:
Monitoring Fees	—	—
Transaction Fees	2,422	3,729
Fee Credits	(1,637)	(2,205)
Net Transaction Fees	785	1,524
Total Fees	32,186	30,830
Expenses
Compensation and Benefits	11,382	11,159
Occupancy and Related Charges	1,418	955
Other Operating Expenses	3,977	4,208
Total Expenses	16,777	16,322
Fee Related Earnings	15,409	14,508
Investment Income (Loss)
Gross Carried Interest	14,859	3,074
Less: Allocation to KKR Carry Pool	(5,944)	(1,230)
Net Carried Interest	8,915	1,844
Other Investment Income (Loss)	(23)	(351)
Total Investment Income (Loss)	8,892	1,493
Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	24,301	16,001
Income (Loss) Attributable to Noncontrolling Interests	431	138
Economic Net Income (Loss)	$23,870	$15,863
Assets Under Management (Period End)	$16,306,200	$14,804,100
Fee Paying Assets Under Management (Period End)	$9,251,700	$7,833,000
Committed Dollars Invested	$206,200	$317,400
Uncalled Commitments (Period End)	$1,418,400	$1,231,900

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Fees

Fees were $32.2 million for the three months ended March 31, 2012, an increase of $1.4 million, compared to $30.8 million for the three months ended March 31, 2011.  The increase is primarily due to higher management fees of $4.4 million attributable to increased fee paying assets under management associated with new capital raised over the past year.  The increase in management fees was partially offset by a lower level of incentive fees, reflecting a lower level of income at KFN when compared to the prior period.

Expenses

Expenses were $16.8 million for the three months ended March 31, 2012, an increase of $0.5 million, compared to $16.3 million for the three months ended March 31, 2011. The increase was primarily attributable to higher occupancy and related charges reflecting the continued expansion of this business.

Fee Related Earnings

Fee related earnings were $15.4 million for the three months ended March 31, 2012, an increase of $0.9 million, compared to $14.5 million for the three months ended March 31, 2011. The increase in fee related earnings is primarily due to the increase in fee income, partially offset by the increase in expenses, as described above.

Investment Income (Loss)

Investment income (loss) was $8.9 million for the three months ended March 31, 2012, an increase of $7.4 million compared to $1.5 million for the three months ended March 31, 2011. The increase was primarily attributable to higher net carried interest resulting from an increase in the net asset values of certain special situations investment vehicles.

Economic Net Income (Loss)

Economic net income (loss) was $23.9 million for the three months ended March 31, 2012, an increase of $8.0 million, compared to $15.9 million for the three months ended March 31, 2011. The increase in net carried interest described above was the primary contributor to the period over period increase in economic net income (loss).

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2011 to March 31, 2012:

($ in thousands)
December 31, 2011	$15,380,700
New Capital Raised	494,900
Distributions	(121,800)
Redemptions	—
Change in Value	552,400
March 31, 2012	$16,306,200

AUM in our Public Markets segment was $16.3 billion at March 31, 2012, an increase of $0.9 billion, compared to $15.4 billion at December 31, 2011. The increase was primarily driven by appreciation in the net asset value of certain investment vehicles of $0.6 billion and new capital raised of $0.5 billion across our various Public Markets strategies.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2011 to March 31, 2012:

($ in thousands)
December 31, 2011	$8,527,600
New Capital Raised	511,100
Distributions	(42,400)
Redemptions	—
Change in Value	255,400
March 31, 2012	$9,251,700

FPAUM in our Public Markets segment was $9.3 billion at March 31, 2012, an increase of $0.8 billion, compared to $8.5 billion at December 31, 2011. The increase for the period was primarily driven by new capital raised of $0.5 billion across our various Public Markets strategies and appreciation in the net asset value of certain investment vehicles of $0.3 billion.

Committed Dollars Invested

Committed dollars invested were $206.2 million for the three months ended March 31, 2012, compared to committed dollars invested of $317.4 million for the three months ended March 31, 2011, reflecting a lower level of investment activity when compared to the prior period.

Uncalled Commitments

As of March 31, 2012, our Public Markets segment had $1.4 billion of uncalled capital commitments that could be called for investments in new transactions.

Capital Markets and Principal Activities Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—
Incentive Fees	—	—
Management and Incentive Fees	—	—
Monitoring and Transaction Fees:
Monitoring Fees	—	—
Transaction Fees	30,209	30,369
Fee Credits	—	—
Net Monitoring and Transaction Fees	30,209	30,369
Total Fees	30,209	30,369
Expenses
Compensation and Benefits	6,856	6,006
Occupancy and Related Charges	238	329
Other Operating Expenses	2,897	2,980
Total Expenses	9,991	9,315
Fee Related Earnings	20,218	21,054
Investment Income (Loss)
Gross Carried Interest	—	—
Less: Allocation to KKR Carry Pool	—	—
Less: Management Fee Refunds	—	—
Net Carried Interest	—	—
Other Investment Income (Loss)	418,278	429,459
Total Investment Income (Loss)	418,278	429,459
Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	438,496	450,513
Income (Loss) Attributable to Noncontrolling Interests	484	595
Economic Net Income (Loss)	$438,012	$449,918

Syndicated Capital	$250,600	$428,700

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Fees

Fees in our Capital Markets and Principal Activities segment were $30.2 million for the three months ended March 31, 2012, a decrease of $0.2 million, compared to fees of $30.4 million for the three months ended March 31, 2011.  Overall, we completed 25 capital markets transactions for the three months ended March 31, 2012 of which 4 represented equity offerings and 21 represented debt offerings, as compared to 14 transactions for the three months ended March 31, 2011 of which 3 represented equity offerings and 11 represented debt offerings. The fees were earned in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses in our Capital Markets and Principal Activities segment were $10.0 million for the three months ended March 31, 2012, an increase of $0.7 million, compared to expenses of $9.3 million for the three months ended March 31, 2011. The increase was primarily due to a $0.9 million increase in compensation and benefits expense relating primarily to increased headcount.

Fee Related Earnings

Fee related earnings in our Capital Markets and Principal Activities segment were $20.2 million for the three months ended March 31, 2012, a decrease of $0.9 million, compared to fee related earnings of $21.1 million for the three months ended March 31, 2011. This decrease was primarily related to the increase in expenses as described above.

Investment Income (Loss)

Investment income was $418.3 million for the three months ended March 31, 2012, a decrease of $11.2 million, compared to investment income of $429.5 million for the three months ended March 31, 2011. While the fair value of our principal investments increased by a similar percentage during the first quarter of 2012 as they did in the first quarter of 2011, the appreciation was on a slightly smaller investment base.

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$12,001	$113,933
Net Unrealized Gains (Losses)	365,660	314,616
Dividend Income	39,013	1,312
Interest Income	11,536	10,653
Interest Expense	(9,932)	(11,055)
Other Investment Income (Loss)	$418,278	$429,459

For the three months ended March 31, 2012, net realized gains were comprised of $16.1 million of realized gains from the sale of private equity investments, including the sale of our remaining interest in Legrand Holdings S.A., as well as partial sale of Jazz Pharmaceuticals, Inc.  These realized gains were partially offset by $4.1 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably NXP Semiconductors N.V., Dollar General Corporation, HCA, Inc., Alliance Boots GmbH and First Data Corporation, partially offset by unrealized losses on Energy Future Holdings Corp.

For the three months ended March 31, 2011, net realized gains were comprised of $151.1 million of gains from the sale of certain private equity investments, the most significant of which was HCA, Inc., and $37.2 million of net realized losses from the sale of non-private equity investments, the most significant of which was Orient Corporation (financial services sector). The net unrealized gains were comprised of $266.4 million of net unrealized appreciation of private equity investments, the most significant of which were HCA, Inc., NXP Semiconductors NV and The Nielsen Company B.V., and $48.2 million of net appreciation of non-private equity investments.

Economic Net Income (Loss)

Economic net income in our Capital Markets and Principal Activities segment was $438.0 million for the three months ended March 31, 2012, a decrease of $11.9 million, compared to economic net income of $449.9 billion for the three months ended March 31, 2011. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income.

Syndicated Capital

Syndicated Capital was $250.6 million for the three months ended March 31, 2012, compared to syndicated capital of $428.7 million for the three months ended March 31, 2011, primarily due to a lower level of private equity syndication activity when compared to the prior period.

Segment Book Value

The following table presents our segment statement of financial condition as March 31, 2012:

	As of March 31, 2012
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments

Cash and short-term investments	$237,040	$7,467	$611,041	$855,548
Investments	—	—	5,023,016	5,023,016
Unrealized carry	589,268	10,362	—	599,630
Other assets	151,620	65,088	80,362	297,070
Total assets	$977,928	$82,917	$5,714,419	$6,775,264

Debt obligations	$—	$—	$500,000	$500,000
Other liabilities	158,523	11,631	9,032	179,186
Total liabilities	$158,523	$11,631	$509,032	$679,186

Noncontrolling interests	910	383	17,629	18,922

Book value	$818,495	$70,903	$5,187,758	$6,077,156

Book value per adjusted unit	$1.17	$0.10	$7.40	$8.67

The following table provides a reconciliation of KKR’s GAAP Common Units Outstanding to Adjusted Units.

Units
GAAP Common Units Outstanding - Basic	231,698,206
Unvested Common Units	17,678,453
GAAP Common Units Outstanding - Diluted	249,376,659
Adjustments:
KKR Holdings Units	451,666,211
Adjusted Units	701,042,870

As of March 31, 2012

KKR & Co. L.P. partners’ capital	$1,510,273
Plus: Noncontrolling interests held by KKR Holdings	4,560,614
Plus: Equity Impact of KKR Management Holdings Corp. and other	6,269
Book Value	6,077,156
Adjusted units	701,042,870
Book value per adjusted unit	$8.67

Liquidity

We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis have historically involved: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds; (iv) funding our growth initiatives; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our owners; and (vii) borrowings, interest payments and repayments under credit agreements, the Senior Notes and other borrowing arrangements. As of March 31, 2012, we had cash and short-term investments on a segment basis of $855.5 million.

Sources of Liquidity

Our principal sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) realizations on and sales of principal investments; (iv) borrowings under our credit facilities and other borrowing arrangements; and (v) sales of our common units described below.

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

Revolving Credit Agreements

For the three months ended March 31, 2012, there were no borrowings made and no borrowings were outstanding as of March 31, 2012, under any of the revolving credit agreements described below. We may, however, utilize these facilities prospectively in the normal course of our operations.

•                  On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the “Corporate Credit Agreement”). The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes (discussed below) became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment increased the availability for borrowings under the credit facility to $750 million.

•                  On February 27, 2008, KKR Capital Markets entered into a credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.  On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017.  In addition to extending the terms, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee.  Borrowings under this facility may only be used for our capital markets business.

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

Common Units

•                  On March 27, 2012, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 1,500,000 common units of KKR & Co. L.P. to generate cash proceeds up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (2) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units.  The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan.  The Securities and Exchange Commission declared the registration statement effective on April 11, 2012.  No common units were issued or sold under the registration statement during the three months ended March 31, 2012.

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

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of March 31, 2012:

Uncalled
Commitments
($ in thousands)
Private Markets
European Fund III	$266,900
2006 Fund	107,400
Asian Fund	64,300
Infrastructure Fund	40,400
E2 Investors (Annex Fund)	28,100
Natural Resources I	16,200
China Growth Fund	6,900
Other Private Markets Commitments	4,000
Total Private Markets Commitments	534,200

Public Markets
Lending Partners	24,400
Mezzanine Fund	29,400
Special Situations Vehicles	6,900
Total Public Markets Commitments	60,700

Total Uncalled Commitments	$594,900

As of May 2, 2012, we committed $300 million of capital to North America Fund XI. We expect to fund commitments with cash and short-term investments, proceeds from realizations of principal assets and other sources of liquidity available to us.

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

We have entered into a tax receivable agreement with KKR Holdings requiring our intermediate holding companies to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation is an obligation of our intermediate holding companies and not of either KKR Group Partnership. As such, the cash distributions to common unitholders may vary from holders of KKR Group Partnership Units (held by KKR Holdings and our principals) to the extent payments are made under the tax receivable agreement to selling holders of KKR Group Partnership Units to date. As the payments reflect actual tax savings received by KKR entities, there may be a timing difference between the tax savings received by KKR entities and the cash payments to selling holders of KKR Group Partnership Units. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp.  As of March 31, 2012, approximately $0.2 million of cumulative cash payments have been made under the tax receivable agreement.  No amounts were paid for the three months ended March 31, 2012.

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

Distributions

We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. KKR does not intend to distribute gains on principal investments, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are generally intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships, KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For purposes of KKR’s distribution policy, our distributions are expected to consist of an amount comprised of (i) FRE, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of its carry pool, and (iii) any additional distributions for certain taxes as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) noncontrolling interests, and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of our business and other matters as discussed above.

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2012 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$594.9	$—	$—	$—	$594.9
Debt payment obligations (2)	—	—	—	500.0	500.0
Interest obligations on debt (3)	31.9	63.8	63.8	111.6	271.1
Underwriting Commitments (4)	10.0	—	—	—	10.0
Lending Commitments (5)	69.9	—	—	—	69.9
Lease obligations	42.6	84.2	81.2	151.5	359.5
Total	$749.3	$148.0	$145.0	$763.1	$1,805.4

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

(3)          These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2012 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2012, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)          Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. As of May 2, 2012, none of these commitments have been syndicated to third parties or otherwise fulfilled or terminated.

(5)          Represents obligations in our capital markets business to lend under various revolving credit facilities extended to third parties.

In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our condensed consolidated financial statements as of March 31, 2012 relating to indemnification obligations.

The partnership documents governing our private equity funds generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors at the end of the life of the fund. Our principals are responsible for any clawback obligation relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships. As of March 31, 2012, assuming that all applicable private equity funds were liquidated at no value, the amount of carried interest distributed that would be subject to this clawback provision would be $813.5 million, of which $589.9 million would be borne by KKR and carry pool participants and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their March 31, 2012 fair values, the clawback obligation would have been $73.2 million, of which $11.5 million is the obligation of KKR and the remainder is the obligation of affiliates and noncontrolling interest holders.

Our other investment vehicles, including mezzanine, infrastructure and special situations generally include clawback provisions, however, no distributions of carried interest have been made with respect to these vehicles as of March 31, 2012.

The instruments governing certain of our private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the “net loss sharing provisions,” certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of March 31, 2012, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $1,054.2 million as of March 31, 2012.

Unlike the “clawback” provisions, the KKR Group Partnerships will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2012. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$9,184.7	$—	$—	$—	$9,184.7
Debt payment obligations (2)	201.6	1,008.5	13.1	500.0	1,723.2
Interest obligations on debt (3)	75.9	217.2	64.8	111.6	469.5
Underwriting Commitments (4)	10.0	—	—	—	10.0
Lending Commitments (5)	69.9	—	—	—	69.9
Lease obligations	42.6	84.2	81.2	151.5	359.5
Total	$9,584.7	$1,309.9	$159.1	$763.1	$11,816.8

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

(2)   Amounts include Senior Notes, gross of unamortized discount as well as financing arrangements entered into by our consolidated funds. Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns. Such financing arrangements include $796.4 million of financing provided through total return swaps and $426.8 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns and are not direct obligations of the general partners of our private equity funds or our management companies

(3)          These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2012 is not repaid until its maturity. Future interest rates are assumed to be those in effect as March 31, 2012, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)          Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. As of May 2, 2012, none of these commitments have been syndicated to third parties or otherwise fulfilled or terminated.

(5)          Represents obligations in our capital markets business to lend under various revolving credit facilities.

Off Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Consolidated Statement of Cash Flows

The accompanying consolidated statements of cash flows include the cash flows of our consolidated entities which, in particular, include our consolidated funds despite the fact that we have only a minority economic interest in those funds. The assets of consolidated funds, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our consolidated statements of cash flows. The primary cash flow activities of our consolidated funds involve: (i) capital contributions from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds are treated as investment companies for accounting purposes, certain of these cash flow amounts are included in our cash flows from operations.

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $0.4 billion and $1.6 billion during the three months ended March 31, 2012 and 2011, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $(0.3) billion and $1.0 billion during the three months ended March 31, 2012 and 2011, respectively; (ii) net realized gains (losses) on investments of $0.6 billion and $1.5 billion during the three months ended March 31, 2012 and 2011, respectively; and (iii) change in unrealized gains (losses) on investments of $2.5 billion and $1.0 billion during the three months ended March 31, 2012 and 2011, respectively. Certain KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $(26.4) million and $(30.1) million during the three months ended March 31, 2012 and 2011, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $6.5 million and $0.3 million, as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $(19.9) million and $(29.8) million during the three months ended March 31, 2012 and 2011, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash (used in) provided by financing activities was $(0.6) billion and $(1.2) billion during the three months ended March 31, 2012 and 2011, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeeming noncontrolling interests, of $(0.7) billion and $(1.2) billion during the three months ended March 31, 2012 and 2011, respectively; (ii) net proceeds received net of repayment of debt obligations of $0.2 billion and $0.0 billion during the three months ended March 31, 2012 and 2011, respectively; and (iii) distributions to, net of contributions by our equity holders, of $(72.7) million and $(62.0) million during the three months ended March 31, 2012 and 2011, respectively.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of fees, expenses and investment income. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the condensed consolidated financial statements in the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions. Please see the notes to the condensed consolidated financial statements included elsewhere in this report for further detail regarding our critical accounting policies.

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

Fair Value Measurements

For the purposes of the discussion under this subsection “—Fair Value Measurements”:

Private Equity - Consists primarily of investments in portfolio companies of KKR funds and investments in infrastructure, natural resources and real estate.

Fixed Income - Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in collateralized loan obligations.

Other — Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity or fixed income investments.

Investments and other financial instruments are measured and carried at fair value. The majority of the investments and other financial instruments are held by the consolidated KKR funds. The KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. KKR has retained the specialized accounting for the consolidated KKR funds in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments held by the KKR funds are reflected as a component of net gains (losses) from investment activities in the condensed consolidated statements of operations.

For investments and certain other financial instruments that are not held in a consolidated KKR fund, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated KKR funds. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of net gains (losses) from investment activities in the condensed consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodology applied to investments and other financial instruments that are held in consolidated KKR funds.

The carrying amount of cash and cash equivalents, cash and cash equivalents held at consolidated entities, restricted cash and cash equivalents, due from / to affiliates, other assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. KKR’s debt obligations, except for KKR’s Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. The fair value for KKR’s Senior Notes was derived using Level II inputs similar to those utilized in valuing fixed income investments.

                                  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors. Assets and liabilities recorded at fair value in the condensed consolidated statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities.  The hierarchical levels defined under GAAP are as follows from highest to lowest:

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt, and securities sold short. We classified 29.9% of total investments measured and reported at fair value as Level I at March 31, 2012.

Level II

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are fixed income investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives.We classified 9.3% of total investments measured and reported at fair value as Level II at March 31, 2012.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies and fixed income investments for which a sufficiently liquid trading market does not exist.We classified 60.8% of total investments measured and reported at fair value as Level III at March 31, 2012. The valuation of our Level III investments at March 31, 2012 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. KKR’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument has recently been issued, whether the instrument is traded on an active exchange or in the secondary market, and current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by KKR in determining fair value is greatest for instruments categorized in Level III. The variability and availability of the observable inputs affected by the factors described above may cause transfers between Levels I, II, and III, which KKR recognizes at the beginning of the reporting period.

Investments and other financial instruments that have readily observable market prices (such as those traded on a securities exchange) are stated at the last quoted sales price as of the reporting date. KKR does not adjust the quoted price for these investments, even in situations where KKR holds a large position and a sale could reasonably affect the quoted price.

Level II Valuation Methodologies

Financial assets and liabilities categorized as Level II consist primarily of debt securities indexed to publicly-listed securities and fixed income and other investments.  Fixed income investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR’s best estimate of fair value.  For debt securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models.  The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed.  To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company’s other outstanding debt securities would be utilized in the valuation.  To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities.  In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded.  The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security

Level III Valuation Methodologies

The majority of our Level III investments are private equity investments that are valued utilizing unobservable pricing inputs. Management’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures including EBITDA multiples and control premiums. Other measures are also used in arriving at a market comparables valuation including illiquidity discounts, the presence of significant unconsolidated assets and liabilities and any favorable or unfavorable tax attributes. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments.  Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples.  Other inputs are also used in the discounted cash flow methodology and include assumed growth rates, capital structure, risk premiums and other factors, including, if applicable, factors relating to our estimation of the most likely buyer or market participant for a hypothetical monetization event, which might include public equity offerings or a sale to a private equity investor or a strategic buyer. Also, as discussed in greater detail under “—Business Environment,” a change in interest rates could have a significant impact on valuations. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates.  Upon completion of the valuations conducted using the market comparables methodology and the discounted cash flow methodology, a weighting is ascribed to each method, and an illiquidity discount is typically applied where appropriate.  The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two methodologies.  As of March 31, 2012, the weights ascribed to the market comparables methodology and the discounted cash flow methodology for our Level III private equity investments was 48% and 52%, respectively.  As of March 31, 2012, we believe that the approach of using both the market multiples methodology and the discounted cash flow methodology resulted in valuations of our aggregate Level III private equity portfolio that were generally lower than if only the discounted cash flow methodology had been used and that were generally higher than if only the market comparables methodology had been used.  In addition, our Level III fixed income investments are valued using values obtained from dealers or market makers, and where these values are not available, fixed income investments are valued by KKR using internally developed valuation models.  Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.  As discussed above and in the notes to our financial statements, we utilize several unobservable pricing inputs and assumptions in determining the fair value of our Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if we only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. For purposes of this discussion, private equity investments include infrastructure and natural resources investments.  KKR has a valuation committee for private equity investments and a valuation committee for fixed income and other investments.  Each committee is assisted by a valuation team, which is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued.  The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors.  These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations for all Level III investments, except for certain investments other than KKR private equity investments.  All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input from their respective valuation committees, the preliminary valuations are presented to a single committee consisting of Senior Principals involved in various aspects of the KKR business.  When these valuations are approved by this single committee after reflecting any input from it, the valuations are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

As of March 31, 2012, upon completion by the independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of the investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the investments.

As described above, Level II and Level III investments were valued using internal models with significant unobservable inputs and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable inputs had existed. Additional external factors may cause those values, and the values of investments for which readily observable inputs exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and partners’ capital that we report from time to time.

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of March 31, 2012, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a 10% immediate change in net gains (losses) from the funds’ investment activities (including carried interest when applicable), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. However, we estimate the impact that the consequential decrease in investment income would have on net income attributable to KKR would be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests.

As of March 31, 2012, private equity investments which represented greater than 5% of the net assets of consolidated private equity investments included: (i) Dollar General Corporation valued at $3.8 billion; (ii) Alliance Boots GmbH valued at $2.7 billion; and (iii) HCA, Inc. valued at $2.1 billion.

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

KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of March 31, 2012, the amount subject to refund for which no liability has been recorded approximates $66.0 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

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

Carry distributions arising subsequent to October 1, 2009 are allocated generally to carry pool participants and the KKR Group Partnerships.

Our other investment vehicles, including mezzanine, infrastructure and special situations, generally include clawback provisions; however, no distributions of carried interest have been made with respect to these vehicles as of March 31, 2012.

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

Recently Adopted Accounting Pronouncements

On January 1, 2012, KKR adopted ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards. The ASU specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements is provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarify that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity’s holding (e.g., a blockage factor) rather than as a characteristic of the asset or liability (e.g., a control premium) is not permitted in a fair value measurement.

The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy. KKR has adopted the enhanced disclosures as of January 1, 2012.

On January 1, 2012, KKR adopted ASU 2011-05, Comprehensive Income. The ASU provides an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and should be applied on a retrospective basis. KKR has adopted the presentation of total comprehensive income in two consecutive statements as of January 1, 2012.

There were no new accounting pronouncements that would be applicable in the three months ended March 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 27, 2012.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:   There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 13 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 27, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

Not applicable.

ITEM 6.  Exhibits.

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
DATE: May 4, 2012

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and March 31, 2011, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and (vi) the Notes to the Consolidated Financial Statements.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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