Form 10-Q
period 2012-06-30
KKR & Co. L.P.
filed 2012-08-03
CIK 1404912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, there were 238,155,157 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended June 30, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Without limiting the foregoing, statements regarding the expected acquisition of Prisma Capital Partners LP and its affiliates and the sales of certain investments such as Alliance Boots GmbH may constitute forward-looking statements that are subject to the risk that the terms of these transactions may be modified, the transactions may not be completed at all or the benefits and anticipated synergies from such transactions are not realized.  Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	June 30,	December 31,
	2012	2011

Assets
Cash and Cash Equivalents	$738,958	$843,261
Cash and Cash Equivalents Held at Consolidated Entities	355,448	930,886
Restricted Cash and Cash Equivalents	33,340	89,828
Investments	40,435,230	37,495,360
Due from Affiliates	104,830	149,605
Other Assets	942,469	868,705
Total Assets	$42,610,275	$40,377,645

Liabilities and Equity
Debt Obligations	$1,120,633	$1,564,716
Due to Affiliates	56,672	43,062
Accounts Payable, Accrued Expenses and Other Liabilities	1,537,103	1,085,217
Total Liabilities	2,714,408	2,692,995

Commitments and Contingencies

Redeemable Noncontrolling Interests	457,600	275,507

Equity
KKR & Co. L.P. Partners’ Capital (238,155,157 and 227,150,182 common units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	1,698,501	1,330,887
Accumulated Other Comprehensive Income (Loss)	(3,681)	(2,189)
Total KKR & Co. L.P. Partners’ Capital	1,694,820	1,328,698
Noncontrolling Interests	37,743,447	36,080,445
Total Equity	39,438,267	37,409,143
Total Liabilities and Equity	$42,610,275	$40,377,645

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Fees	$112,360	$117,612	$228,667	$349,455

Expenses
Compensation and Benefits	280,640	272,415	653,050	628,969
Occupancy and Related Charges	14,095	12,829	29,292	25,383
General, Administrative and Other	54,004	46,042	111,655	100,686
Total Expenses	348,739	331,286	793,997	755,038

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,601,688	1,319,089	4,688,553	3,806,298
Dividend Income	79,919	31,215	252,858	36,023
Interest Income	87,892	88,749	164,091	154,117
Interest Expense	(16,884)	(17,371)	(34,889)	(34,623)
Total Investment Income (Loss)	1,752,615	1,421,682	5,070,613	3,961,815

Income (Loss) Before Taxes	1,516,236	1,208,008	4,505,283	3,556,232

Income Taxes	11,093	25,605	28,165	56,388

Net Income (Loss)	1,505,143	1,182,403	4,477,118	3,499,844
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	3,285	—	8,557	—
Net Income (Loss) Attributable to Noncontrolling Interests	1,355,597	1,142,782	4,131,864	3,300,658

Net Income (Loss) Attributable to KKR & Co. L.P.	$146,261	$39,621	$336,697	$199,186

Distributions Declared per KKR & Co. L.P. Common Unit	$0.13	$0.11	$0.28	$0.32

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.62	$0.18	$1.45	$0.92
Diluted	$0.58	$0.18	$1.37	$0.92
Weighted Average Common Units Outstanding
Basic	235,781,983	219,188,351	232,440,659	216,349,760
Diluted	252,507,802	220,213,799	245,169,954	216,880,234

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income (Loss)	$1,505,143	$1,182,403	$4,477,118	$3,499,844

Other Comprehensive Income, Net of Tax:

Foreign Currency Translation Adjustments	(9,033)	(151)	(5,406)	1,721

Comprehensive Income	1,496,110	1,182,252	4,471,712	3,501,565

Less: Comprehensive Income Attributable to Redeemable Noncontrolling Interests	(3,285)	—	(8,557)	—
Less: Comprehensive Income Attributable to Noncontrolling Interests	(1,348,640)	(1,142,705)	(4,127,778)	(3,301,794)

Comprehensive Income Attributable to KKR & Co. L.P.	$144,185	$39,547	$335,377	$199,771

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income	Interests	Equity	Interests
Balance at January 1, 2011	212,770,091	1,324,530	1,963	34,673,549	36,000,042	—
Net Income (Loss)		199,186		3,300,658	3,499,844
Other Comprehensive Income- Foreign Currency Translation Adjustments			585	1,136	1,721
Contribution of Net Assets of previously Unconsolidated Entities				69,600	69,600
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	9,744,311	99,626	83	(99,709)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		1,377	20		1,397
Delivery of Common Units - Equity Incentive Plan	17,205
Equity Based Compensation		4,351		258,324	262,675
Capital Contributions				1,856,578	1,856,578
Capital Distributions		(107,433)		(3,754,084)	(3,861,517)
Balance at June 30, 2011	222,531,607	$1,521,637	$2,651	$36,306,052	$37,830,340	$—

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income	Interests	Equity	Interests
Balance at January 1, 2012	227,150,182	1,330,887	(2,189)	36,080,445	37,409,143	275,507
Net Income (Loss)		336,697		4,131,864	4,468,561	8,557
Other Comprehensive Income- Foreign Currency Translation Adjustments			(1,320)	(4,086)	(5,406)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	10,367,520	107,029	(113)	(106,916)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		1,177	(59)		1,118
Delivery of Common Units - Equity Incentive Plan	637,455
Equity Based Compensation		30,314		177,566	207,880
Capital Contributions				1,334,910	1,334,910	173,868
Capital Distributions		(107,603)		(3,870,336)	(3,977,939)	(332)
Balance at June 30, 2012	238,155,157	$1,698,501	$(3,681)	$37,743,447	$39,438,267	$457,600

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net Income (Loss)	$4,477,118	$3,499,844
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	207,880	262,675
Net Realized (Gains) Losses on Investments	(2,008,160)	(2,381,297)
Change in Unrealized (Gains) Losses on Investments	(2,680,393)	(1,425,001)
Other Non-Cash Amounts	(23,020)	(39,900)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	574,850	236,934
Change in Due from / to Affiliates	(11,440)	(15,643)
Change in Other Assets	60,523	(47,164)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	222,755	195,177
Investments Purchased	(5,803,035)	(3,594,906)
Cash Proceeds from Sale of Investments	7,719,314	5,508,976
Net Cash Provided (Used) by Operating Activities	2,736,392	2,199,695

Investing Activities
Change in Restricted Cash and Cash Equivalents	56,488	(32,310)
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(17,439)	(1,117)
Net Cash Provided (Used) by Investing Activities	39,049	(33,427)

Financing Activities
Distributions to Partners	(107,603)	(107,433)
Distributions to Redeemable Noncontrolling Interests	(332)	—
Contributions from Redeemable Noncontrolling Interests	173,868	—
Distributions to Noncontrolling Interests	(3,831,967)	(3,754,084)
Contributions from Noncontrolling Interests	1,334,910	1,856,578
Proceeds from Debt Obligations	295,348	42,992
Repayment of Debt Obligations	(736,192)	—
Deferred Financing Costs	(7,776)	(9,535)
Net Cash Provided (Used) by Financing Activities	(2,879,744)	(1,971,482)

Net Increase/(Decrease) in Cash and Cash Equivalents	(104,303)	194,786
Cash and Cash Equivalents, Beginning of Period	843,261	738,693
Cash and Cash Equivalents, End of Period	$738,958	$933,479

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(Amounts in Thousands)

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$107,235	$24,761
Payments for Income Taxes	$41,582	$47,780
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$207,880	$262,675
Non-Cash Distributions to Noncontrolling Interests	$38,369	$—
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$106,916	$99,709
Net Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units Including the Effect of the Tax Receivable Agreement	$1,118	$1,397
Foreign Exchange Gains (Losses) on Debt Obligations	$3,343	$—
Contribution of Net Assets of Previously Unconsolidated Entities
Investments	$—	$57,722
Cash and Cash Equivalents Held at Consolidated Entities	$—	$11,504
Due from Affiliates	$—	$4,244
Other Assets	$—	$4,164
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$8,034

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR’s principals through KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of June 30, 2012, KKR & Co. L.P. held 34.8% of the KKR Group Partnership Units and KKR’s principals held 65.2% of the KKR Group Partnership Units through KKR Holdings. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or KKR’s principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units.

The following table presents the effects of changes in the ownership interest in the KKR Group Partnerships on KKR & Co. L.P.’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss) attributable to KKR & Co. L.P.	$146,261	$39,621	$336,697	$199,186
Transfers from noncontrolling interests:
Increase in KKR & Co. L.P. partners’ capital for exchange of 5,819,496 and 6,196,615 for the three months ended June 30, 2012 and 2011, respectively, and 10,367,520 and 9,744,311 for the six months ended June 30, 2012 and 2011, respectively, KKR Group Partnership units held by KKR Holdings L.P., net of deferred taxes	61,226	64,776	108,034	101,106
Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings L.P.	$207,487	$104,397	$444,731	$300,292

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments

(consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements (referred to hereafter as the “financial statements”) include the accounts of KKR’s management and capital markets companies, the general partners of certain unconsolidated funds, general partners of consolidated funds and their respective consolidated funds (the “KKR Funds”) and certain other entities.

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries. KKR Holdings’ ownership interest in the KKR Group Partnerships is reflected as noncontrolling interests in the accompanying financial statements.

References in the accompanying financial statements to KKR’s “principals” are to KKR’s senior employees and non-employee operating consultants who hold interests in KKR’s business through KKR Holdings, including those principals who also hold interests in the Managing Partner entitling those principals to vote for the election of the managing partners’ directors (the “Senior Principals”).

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

As of June 30, 2012 and December 31, 2011, the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2012	December 31, 2011
Investments	$58,217	$61,053
Due from Affiliates, net	1,632	2,095
Maximum Exposure to Loss	$59,849	$63,148

For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. As of June 30, 2012 and December 31, 2011, KKR did not provide any support other than its obligated amount.

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

Noncontrolling Interests in Consolidated Entities

Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:

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

Noncontrolling Interests held by KKR Holdings

Noncontrolling interests held by KKR Holdings include economic interests held by KKR’s principals in the KKR Group Partnerships. KKR’s principals receive financial benefits from KKR’s business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These financial benefits are not paid by KKR and are borne by KKR Holdings.

The following table presents the calculation of Noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$4,560,614	$4,687,568	$4,342,157	$4,346,388
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	292,833	128,026	697,024	536,930
Other comprehensive income (b)	(6,863)	(107)	(4,193)	1,073
Impact of Exchange of KKR Holdings units to KKR & Co. L.P. units (c)	(60,687)	(63,582)	(106,916)	(99,709)
Equity Based Compensation	79,489	116,342	177,566	258,324
Capital contributions	507	1,326	1,221	4,006
Capital distributions	(70,196)	(141,590)	(311,162)	(319,029)

Balance at the end of the period	$4,795,697	$4,727,983	$4,795,697	$4,727,983

(a)                                  Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

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

Income (loss) attributable to KKR after allocation to noncontrolling interests held by KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which hold equity of the KKR Group Partnerships. However, primarily because of the contribution of certain expenses borne entirely by KKR Holdings as well as the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units pursuant to the exchange agreement, the equity allocations shown in the condensed consolidated statement of changes in equity differ from their respective pro-rata ownership interests in KKR’s net assets.

The following table presents the calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$1,505,143	$1,182,403	$4,477,118	$3,499,844
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	3,285	—	8,557	—
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	1,062,764	1,014,756	3,434,840	2,763,728
Plus: Income taxes attributable to KKR Management Holdings Corp.	7,773	20,879	21,117	47,230
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$446,867	$188,526	$1,054,838	$783,346

Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	$292,833	$128,026	$697,024	$536,930

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

Fair Value Measurements

Investments and other financial instruments are measured and carried at fair value. The majority of investments and other financial instruments are held by the consolidated KKR Funds. The KKR Funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. KKR has retained the specialized accounting for the consolidated KKR Funds in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments held by the KKR Funds are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations.

For investments and certain other financial instruments that are not held in a consolidated KKR Fund, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated KKR Funds. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodologies applied to investments and other financial instruments that are held in consolidated KKR Funds.

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

Private Equity Investments: KKR generally employs two valuation methodologies when determining the fair value of a private equity investment (including infrastructure, natural resources and real estate investments). The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments.  Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples.  Other inputs are also used.  Upon completion of the valuations conducted using these methodologies, a weighting is ascribed to each method, and an illiquidity discount is typically applied where appropriate.  The ultimate fair value recorded for a particular investment will generally be within a range suggested by the two methodologies.

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

Key unobservable inputs that have a significant impact on KKR’s Level III investment valuations as described above are included in Note 5 “Fair Value Measurements.”  KKR utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of KKR’s valuation methodologies. KKR’s reported fair value estimates could vary materially if KKR had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if KKR only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a valuation committee for private equity investments and a valuation committee for fixed income and other investments.  The private equity valuation committee may be assisted by subcommittees in the valuation of natural resources and real estate investments.  Each of the private equity valuation committee and the fixed income valuation committee is assisted by a valuation team, which is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued.  The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors.  These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations for all Level III investments, except for certain investments other than KKR private equity investments.  All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to a single committee consisting of Senior Principals involved in various aspects of the KKR business.  When these valuations are approved by this single committee after reflecting any input from it, the valuations are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

As of June 30, 2012, upon completion by the independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of the investments reviewed by them were reasonable.

Fees

Fees consist primarily of (i) monitoring and consulting fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, and (iii) transaction fees earned in connection with successful investment transactions and from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed.

For the three and six months ended June 30, 2012 and 2011, fees consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Transaction Fees	$43,460	$34,162	$87,122	$120,827
Monitoring & Consulting Fees	44,277	48,486	87,047	162,230
Management Fees	20,566	18,818	40,771	38,239
Incentive Fees	4,057	16,146	13,727	28,159
Total Fee Income	$112,360	$117,612	$228,667	$349,455

Transaction Fees

Transaction fees are earned by KKR primarily in connection with successful investment transactions and capital markets activities. Transaction fees are recognized upon closing of the transaction. Fees are typically paid on or around the closing of a transaction.

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

Compensation and Benefits

Compensation and Benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity based compensation consisting of charges associated with the vesting of equity-based awards and carry pool allocations.

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

Further disclosure regarding equity based compensation is presented in Note 10 “Equity Based Compensation.”

Carried Interest

Carried interest entitles the general partner of a fund to a greater allocable share of the fund’s earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests’ attributable share of those earnings. Amounts earned pursuant to carried interest are included as investment income (loss) in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations and are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as investment losses in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR’s private equity funds and other investment vehicles, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. See Note 12 “Segment Reporting” for the amount of carried interest income earned or reversed for the three and six months ended June 30, 2012 and 2011.

The agreements governing KKR’s private equity funds generally include a “clawback” or, in certain instances, a “net loss sharing” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. See Note 13 “Commitments and Contingencies”.

Carry Pool Allocation

With respect to KKR’s active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the condensed consolidated statements of operations.  Carry pool allocations totaled $112.6 million and $79.6 million for the three months ended June 30, 2012 and 2011, respectively and $304.1 million and $219.1 million for the six months ended June 30, 2012 and 2011, respectively.

Tax Receivable Agreement

Certain exchanges of KKR Group Partnership Units from KKR Holdings or transferees of its KKR Group Partnership Units for KKR & Co. L.P. common units may occur pursuant to KKR’s exchange agreement. These exchanges are expected to result in an increase in KKR Management Holdings Corp.’s and its corporate subsidiary’s share of the tax basis of the tangible and intangible assets of KKR Management Holdings, a portion of which is attributable to the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and therefore reduce the amount of income tax that our intermediate holding companies would otherwise be required to pay in the future. KKR & Co. L.P. entered into a tax receivable agreement with KKR Holdings pursuant to which our intermediate holding companies will be required to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to payments under the tax receivable agreement. Although KKR is not aware of any issue that would cause the IRS to challenge a tax basis increase, neither KKR Holdings nor its transferees will reimburse KKR for any payments previously made under the tax receivable agreement if such tax basis increase, or the benefits of such increases, were successfully challenged. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp.  As of June 30, 2012, approximately $0.2 million of cumulative cash payments have been made under the tax receivable agreement. No amounts were paid for the three and six months ended June 30, 2012.

KKR records any changes in basis as a deferred tax asset and the liability for any corresponding payments as amounts due to affiliates, with a corresponding net adjustment to equity at the time of exchange. KKR records any benefit of the reduced income tax the intermediate holding companies may recognize as such benefit is recognized.

Recently Adopted Accounting Pronouncements

On January 1, 2012, KKR adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards. The ASU specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements is provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at a price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarify that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity’s holding (e.g., a blockage factor) rather than as a characteristic of the asset or liability (e.g., a control premium) is not permitted in a fair value measurement.

The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and requires disclosure of all transfers between Levels I and II in the fair value hierarchy. As a result of adopting ASU 2011-04, KKR expanded its fair value disclosures. See section “Fair Value Measurements” above and Note 5 “Fair Value Measurements.”

On January 1, 2012, KKR adopted ASU 2011-05, Comprehensive Income. The ASU provides an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and should be applied on a retrospective basis. KKR has adopted the presentation of total comprehensive income in two consecutive statements. See the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss).

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity Investments (a)	$1,422,273	$161,374	$853,553	$534,772	$1,950,249	$2,642,514	$2,331,025	$1,570,360
Fixed Income and Other (a)	6,473	(88,031)	14,642	(11,569)	57,086	45,543	50,079	24,186
Foreign Exchange Forward Contracts (b)	1,325	111,060	—	(54,847)	16,155	44,620	7,887	(148,833)
Foreign Currency Options (b)	—	(1,294)	—	(4,733)	(10,740)	6,536	—	(12,992)
Securities Sold Short (b)	21,385	8,771	(2,114)	2,912	(5,444)	(3,610)	(9,473)	6,165
Other Derivative Liabilities	4,102	(2,015)	—	—	1,039	(2,216)	—	—
Contingent Carried Interest Repayment Guarantee (c)	—	(47,250)	—	(13,885)	—	(55,937)	—	(13,885)
Foreign Exchange Gains (Losses) on Debt Obligations	—	3,983	—	—	233	3,110	—	—
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents held at Consolidated Entities	(418)	(50)	358	—	(418)	(167)	1,779	—
Total Net Gains (Losses) from Investment Activities	$1,455,140	$146,548	$866,439	$452,650	$2,008,160	$2,680,393	$2,381,297	$1,425,001

(a)                   See Note 4 “Investments.”

(b)                   See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)                   See Note 13 “Commitments and Contingencies.”

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Private Equity	$36,317,332	$34,637,901	$32,520,606	$33,545,298
Fixed Income	3,172,834	2,228,210	3,106,215	2,199,390
Other	945,064	629,249	932,699	650,802
	$40,435,230	$37,495,360	$36,559,520	$36,395,490

As of June 30, 2012 and December 31, 2011, Investments totaling $2.2 billion were pledged as direct collateral against various financing arrangements. See Note 8 “Debt Obligations.”

As of June 30, 2012 and December 31, 2011, private equity investments which represented greater than 5% of the total private equity investments included:

	Fair Value
	June 30, 2012	December 31, 2011
Alliance Boots GmbH	$4,618,028	$2,459,263
Dollar General Corporation	2,787,086	3,399,221
HCA, Inc.	2,563,511	1,854,248
	$9,968,625	$7,712,732

The majority of the securities underlying private equity investments represent equity securities. As of June 30, 2012 and December 31, 2011, the fair value of investments that were other than equity securities amounted to $802.2 million and $1.9 billion, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s investments and other financial instruments, which includes those for which the fair value option has been elected, measured and reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of June 30, 2012 and December 31, 2011.

Assets, at fair value:

	June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$10,134,600	$804,101	$25,378,631	$36,317,332
Fixed Income	—	2,036,375	1,136,459	3,172,834
Other	532,905	272,140	140,019	945,064
Total Investments	10,667,505	3,112,616	26,655,109	40,435,230

Foreign Exchange Forward Contracts	—	158,844	—	158,844
Other Derivatives	—	7,212	—	7,212
Total Assets	$10,667,505	$3,278,672	$26,655,109	$40,601,286

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$10,772,277	$1,897,363	$21,968,261	$34,637,901
Fixed Income	16,847	1,194,604	1,016,759	2,228,210
Other	284,997	248,073	96,179	629,249
Total Investments	11,074,121	3,340,040	23,081,199	37,495,360

Foreign Exchange Forward Contracts	—	114,224	—	114,224
Other Derivatives	—	490	—	490
Total Assets	$11,074,121	$3,454,754	$23,081,199	$37,610,074

Liabilities, at fair value:

	June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Securities Sold Short	$346,206	$—	$—	$346,206
Foreign Currency Options	—	5,245	—	5,245
Unfunded Revolver Commitments	—	3,607	—	3,607
Other Derivatives	—	1,943	—	1,943
Total Liabilities	$346,206	$10,795	$—	$357,001

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Securities Sold Short	$202,908	$—	$—	$202,908
Foreign Currency Options	—	11,736	—	11,736
Total Liabilities	$202,908	$11,736	$—	$214,644

The following tables summarize changes in private equity, fixed income, and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30, 2012
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$23,827,979	$1,156,349	$122,461	$25,106,789
Transfers In (1)	—	—	—	—
Transfers Out (2)	—	—	(613)	(613)
Purchases	385,309	52,393	10,227	447,929
Sales	(279,456)	(48,131)	(2,661)	(330,248)
Settlements	—	12,060	—	12,060
Net Realized Gains (Losses)	146,279	1,009	1,179	148,467
Net Unrealized Gains (Losses)	1,298,520	(37,221)	9,426	1,270,725
Balance, End of Period	$25,378,631	$1,136,459	$140,019	$26,655,109

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$1,433,473	$(36,456)	$9,642	$1,406,659

	Three Months Ended June 30, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$20,693,694	$924,475	$87,775	$21,705,944
Transfers In (1)	—	39,192	—	39,192
Transfers Out (2)	(289,332)	—	—	(289,332)
Purchases	697,086	99,009	1,441	797,536
Sales	(900,397)	(46,775)	(4,867)	(952,039)
Settlements	—	(88,728)	—	(88,728)
Net Realized Gains (Losses)	412,258	(470)	210	411,998
Net Unrealized Gains (Losses)	451,925	12,241	(3,091)	461,075
Balance, End of Period	$21,065,234	$938,944	$81,468	$22,085,646

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$909,987	$22,765	$(2,881)	$929,871

(1)                                  The Transfers In noted in the tables above for fixed income investments are principally attributable to certain corporate credit investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)                                  The Transfers Out noted in the tables above for private equity investments are attributable to certain Portfolio Companies that completed an initial public offering during the period.  The Transfers Out noted above for other investments are principally attributable to certain investments that experienced a significant level of market activity during the period and thus were valued using observable inputs.

	Six Months Ended June 30, 2012
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$21,968,261	$1,016,759	$96,179	$23,081,199
Transfers In (1)	—	311	1,061	1,372
Transfers Out (2)	—	(12,627)	(613)	(13,240)
Purchases	823,318	218,863	16,226	1,058,407
Sales	(327,993)	(82,491)	(2,661)	(413,145)
Settlements	—	1,408	—	1,408
Net Realized Gains (Losses)	168,744	8,251	1,179	178,174
Net Unrealized Gains (Losses)	2,746,301	(14,015)	28,648	2,760,934
Balance, End of Period	$25,378,631	$1,136,459	$140,019	$26,655,109

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$2,903,719	$(10,083)	$28,864	$2,922,500

	Six Months Ended June 30, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$23,172,797	$666,014	$45,188	$23,883,999
Transfers In (1)	—	128,641	—	128,641
Transfers Out (2)	(4,622,552)	—	(3,830)	(4,626,382)
Purchases	1,487,575	257,343	44,345	1,789,263
Sales	(1,718,759)	(62,113)	(4,867)	(1,785,739)
Settlements	—	(88,728)	—	(88,728)
Net Realized Gains (Losses)	987,243	271	210	987,724
Net Unrealized Gains (Losses)	1,758,930	37,516	422	1,796,868
Balance, End of Period	$21,065,234	$938,944	$81,468	$22,085,646

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$1,389,830	$48,235	$485	$1,438,550

(1)                                  The Transfers In noted in the tables above for fixed income and other investments are principally attributable to certain corporate credit and other investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)                                  The Transfers Out noted in the tables above for private equity investments are attributable to certain Portfolio Companies that completed an initial public offering during the period.  The Transfers Out noted above for fixed income and other investments are principally attributable to certain investments that experienced a significant level of market activity during the period and thus were valued using observable inputs.

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There were no transfers between Level I and Level II during the three and six months ended June 30, 2012 and 2011, respectively.

The following table presents additional information about valuation methodologies and inputs used for investments that are measured at fair value and categorized within Level III as of June 30, 2012:

								Impact to Valuation
	Fair Value		Valuation		Weighted			from an
	June 30, 2012		Methodologies	Unobservable Input(s) (1)	Average (2)	Range		Increase in Input (3)

Private equity investments	$25,297,199	(9)	Inputs to both market comparable and discounted cash flow	Illiquidity Discount	9%	0% - 20%	(6)	Decrease
				Weight Ascribed to Market Comparables	48%	0% - 100%		(4)
				Weight Ascribed to Discounted Cash Flow	52%	0% - 100%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	9x	4x - 17x	(7)	Increase
				Enterprise Value/Forward EBITDA Multiple	8x	4x - 15x	(7)	Increase
				Control Premium	1%	0% - 20%	(8)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	10%	6% - 30%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x	5x - 13x		Increase

Fixed income investments	$885,351	(10)	Yield Analysis	Discount Margin	1501 bps	524 - 5900 bps		Decrease
				Yield	15%	6% - 60%		Decrease
				Net Leverage	5x	1x - 9x		Decrease
				Illiquidity Discount	3%	0% - 20%		Decrease

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

(7)        Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio.  This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 23x and 17x, respectively.  The exclusion of this investment does not impact the weighted average.

(8)        Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments.  The valuations for the remaining investments do not include a control premium.

(9)        Amounts exclude $81.4 million of investments in real assets whose valuation inputs are not comparable to other private equity investments. These investments have a fair value representing less than 1% of the total fair value of private equity investments.

(10)   Amounts exclude $251.1 million of investments that were valued using dealer quotes or third party valuation firms.

The table above excludes Other Investments in the amount of $140.0 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity nor fixed income investments.  These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

For the three and six months ended June 30, 2012 and 2011, basic and diluted earnings per common unit were calculated as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income (Loss) Attributable to KKR & Co. L.P.	$146,261	$146,261	$39,621	$39,621	$336,697	$336,697	$199,186	$199,186

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit	$0.62	$0.58	$0.18	$0.18	$1.45	$1.37	$0.92	$0.92

Total Weighted-Average Common Units Outstanding	235,781,983	252,507,802	219,188,351	220,213,799	232,440,659	245,169,954	216,349,760	216,880,234

For the three and six months ended June 30, 2012 and 2011, KKR Holdings units have been excluded from the calculation of diluted earnings per common unit given that the exchange of these units would proportionally increase KKR & Co. L.P.’s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other assets consist of the following:

	June 30, 2012	December 31, 2011
Interest and Note Receivable (a)	$261,470	$319,402
Due from Broker (b)	200,034	—
Foreign Exchange Forward Contracts (c)	158,844	114,224
Unsettled Investment Sales (d)	71,371	230,970
Fixed Assets, net (e)	71,094	59,619
Deferred Tax Assets	43,336	34,125
Receivables	37,977	30,060
Intangible Asset, net (f)	22,416	24,310
Deferred Financing Costs	22,332	17,691
Deferred Transaction Costs	16,070	8,987
Prepaid Expenses	11,146	10,709
Refundable Security Deposits	7,450	8,242
Other	18,929	10,366
	$942,469	$868,705

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

(e)                                  Net of accumulated depreciation and amortization of $85,993 and $80,501 as of June 30, 2012 and December 31, 2011, respectively. Depreciation and amortization expense totaled $3,258 and $2,639 for the three months ended June 30, 2012 and 2011, respectively, and $5,830 and $5,309 for the six months ended June 30, 2012 and 2011.

(f)                                    Net of accumulated amortization of $15,470 and $13,576 as of June 30, 2012 and December 31, 2011, respectively. Amortization expense totaled $947 for the three months ended June 30, 2012 and 2011 and $1,894 for the six months ended June 30, 2012 and 2011.

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2012	December 31, 2011
Amounts Payable to Carry Pool (a)	$676,550	$448,818
Securities Sold Short (b)	346,206	202,908
Unsettled Investment Purchases (c)	274,249	49,668
Accounts Payable and Accrued Expenses	79,204	105,453
Accrued Compensation and Benefits	73,144	12,744
Interest Payable	33,054	119,337
Due to Broker (d)	17,600	33,103
Deferred Rent and Income	17,497	6,141
Taxes Payable	6,601	27,259
Foreign Currency Options (e)	5,245	11,736
Fund Subscriptions Received in Advance	2,119	68,050
Other Liabilities	5,634	—
	$1,537,103	$1,085,217

(a)                                  Represents the amount of carried interest payable to KKR’s principals, other professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest. See Note 2 “Summary of Significant Accounting Policies.”

(b)                                 Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at June 30, 2012 and December 31, 2011 were $340,661 and $200,973, respectively.

(c)                                  Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(d)                                 Represents amounts owed for securities transactions initiated at clearing brokers.

(e)                                  Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at June 30, 2012 and December 31, 2011 was $18,746 and $18,791, respectively.

8. DEBT OBLIGATIONS

Debt obligations consist of the following:

	June 30, 2012	December 31, 2011
Investment Financing Arrangements	$622,349	$1,066,536
Senior Notes	498,284	498,180
	$1,120,633	$1,564,716

Investment Financing Arrangements

Certain of KKR’s investment vehicles have entered into financing arrangements with major financial institutions, generally in connection with specific investments with the objective of enhancing returns. These financing arrangements are generally not direct obligations of the general partners of KKR’s investment vehicles or its management companies.

Approximately $796.4 million of financing was structured through the use of total return swaps which effectively convert third party capital contributions into borrowings of KKR. During May 2012, KKR entered into an agreement for an early redemption of one such financing arrangement.  The terms of the agreement included a full repayment of the financing arrangement at par, which amounted to $625.0 million.

The remaining financing structured through the use of total return swaps of approximately $171.4 million is set to expire in October 2012 in connection with the maturity of the underlying investment. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral plus accrued interest, under the terms of the financing arrangement. As of June 30, 2012, the per annum rate of interest payable for the financing was 3.04%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

Approximately $182.2 million of financing was structured through the use of a syndicated term and a revolving credit facility (the “Term Facility”) that matures in August 2014. The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest is the greater of the 5-Year interest rate swap rate plus 1.75% or 4.65% for periods from March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity the interest rate is equal to one year LIBOR plus 1.75%. The interest rates at June 30, 2012 on the borrowings outstanding ranged from 2.22% to 4.65%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In April 2011, one of KKR’s private equity investment vehicles entered into a revolving credit facility with a major financial institution (the “Revolver Facility”) with respect to a specific private equity investment. The Revolver Facility provides for up to $50.1 million of financing and matures on the first anniversary of the agreement. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral. KKR has the option to extend the agreement for an additional two years provided the value of the investment meets certain defined financial ratios. On April 5, 2012, an agreement was made to extend the maturity of the Revolver Facility to April 4, 2014.  In addition, KKR may request to increase the commitment to the Revolver Facility up to $75.1 million, subject to lender approval and provided the value of the investment meets certain defined financial ratios. The per annum rate of interest for each borrowing under the Revolver Facility is equal to the Hong Kong interbank market rate plus 3.75%. The interest rate at June 30, 2012 on the borrowings outstanding was 4.30%. As of June 30, 2012, $40.8 million of borrowings were outstanding under the Revolver Facility. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

During May 2011, a KKR investment vehicle entered into a $200.0 million non-recourse multi-currency three-year revolving credit agreement that bears interest at LIBOR plus 2.75% (the “Mezzanine Investment Credit Agreement”). The Mezzanine Investment Credit Agreement is expected to be used to manage timing differences between capital calls from limited partners in the investment vehicle and funding of investment opportunities and to borrow in foreign currencies for purposes of hedging the foreign currency risk of non-U.S. dollar investments. On June 18, 2012, an agreement was made to extend the maturity of the Mezzanine Investment Credit Agreement to May 15, 2015.  During the six months ended June 30, 2012, $52.0 million was drawn down and $93.9 million was repaid.  As of June 30, 2012, $5.5 million of borrowings were outstanding under the Mezzanine Investment Credit Agreement. As of June 30, 2012, the interest rate on borrowings outstanding under the Mezzanine Investment Credit Agreement was 3.37%. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

In November 2011, a KKR investment vehicle entered into a $200.0 million five-year borrowing base revolving credit facility (the “Lending Partners Credit Agreement”). KKR has the option to extend the credit facility for up to two additional years. In addition, KKR may request to increase the commitment to the credit facility up to $400.0 million when the ratio of the loan commitments to committed equity capital is 1.50:1. On April 2, 2012, KKR increased the commitment to the credit facility to $400.0 million. The per annum rate of interest for each borrowing under the Lending Partners Credit Agreement ranges from LIBOR plus 1.75% for broadly syndicated loans and LIBOR plus 2.75% for all other loans until November 15, 2016 and thereafter, LIBOR plus 4.00% per annum for all loans. During the six months ended June 30, 2012, $63.2 million was drawn down and $17.3 million was repaid.  As of June 30, 2012, $45.9 million of borrowings were outstanding under the Lending Partners Credit Agreement. As of June 30, 2012, the interest rate on borrowings outstanding under the Lending Partners Credit Agreement was 3.28%.  This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In December 2011, a KKR investment vehicle entered into a $66.5 million (€50.0 million) one-year borrowing base revolving credit facility that bears interest at LIBOR plus 1.75% (the “Investment Credit Agreement”). The Investment Credit Agreement is expected to be used to manage timing differences between capital calls and the funding of investment opportunities. As of June 30, 2012, $26.6 million of borrowings were outstanding under the Investment Credit Agreement. During the six months ended June 30, 2012, $30.2 million was drawn down.  As of June 30, 2012, the interest rate on borrowings outstanding under the Investment Credit Agreement was 2.33%. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

In January 2012, a KKR investment vehicle entered into a $200.0 million three-year borrowing base revolving credit facility (the “KKR Debt Investors II Investment Credit Agreement”). As of June 30, 2012, $150.0 million of borrowings were outstanding under the KKR Debt Investors II Investment Credit Agreement. During the six months ended June 30, 2012, $150.0 million was drawn down. As of June 30, 2012, the interest rate on borrowings outstanding under the KKR Debt Investors II Investment Credit Agreement was 3.50%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

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

The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the Senior Notes totaled $8.0 million for the three months ended June 30, 2012 and 2011 and $16.0 million for the six months ended June 30, 2012 and 2011.  As of June 30, 2012, the fair value of the Senior Notes was $539.7 million.

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

On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50.0 million. This commitment has increased the availability for borrowings under the credit facility to $750.0 million. As of June 30, 2012, no borrowings were outstanding under the Corporate Credit Agreement.  For the three and six months ended June 30, 2012, no amounts were drawn under the credit facility.

On June 22, 2012, KKR requested the issuance of a letter of credit in the amount of $14.5 million under the Corporate Credit Agreement in connection with a fee-generating transaction. The beneficiary of this letter of credit is an unaffiliated third party. The letter of credit was issued on July 2, 2012 and expires on July 3, 2013. Subsequent to this letter of credit issuance, a $10.5 million sublimit for letters of credit remains available under the Corporate Credit Agreement.

KCM Credit Agreement

On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.  On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017.  In addition to extending the terms, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee.  Borrowings under this facility may only be used for our capital markets business. As of June 30, 2012, no borrowings were outstanding under the KCM Credit Agreement. For the three and six months ended June 30, 2012, no amounts were drawn under the credit facility.

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

KKR’s effective tax rate was 0.73% and 2.12% for the three months ended June 30, 2012 and 2011, respectively and 0.63% and 1.59% for the six months ended June 30, 2012 and 2011. KKR’s income tax provision was $11.1 million and $25.6 million for the three months ended June 30, 2012 and 2011, respectively and $28.2 million and $56.4 million for the six months ended June 30, 2012 and 2011, respectively.

The effective tax rate differs from the statutory rate for the three and six months ended June 30, 2012 and 2011 substantially due to the following: (a) a substantial amount of the reported net income (loss) before taxes is attributable to noncontrolling interests that hold ownership interests in consolidated entities and noncontrolling interests held by KKR Holdings, (b) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other partnership subsidiaries are subject to New York City unincorporated business taxes, and (c) a portion of the compensation charges attributable to KKR is not deductible for tax purposes.

During the three and six month period ending June 30, 2012, there were no material changes to KKR’s uncertain tax positions. KKR believes that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
KKR Holdings Principal Awards	$60,780	$88,274	$134,669	$177,883
KKR Holdings Restricted Equity Units	174	4,924	4,303	12,780
Equity Incentive Plan Units	14,050	4,351	30,313	4,351
Discretionary Compensation	18,535	23,144	38,595	67,661
Total	$93,539	$120,693	$207,880	$262,675

KKR Holdings Equity Awards—Principal Awards

KKR principals and certain non-employee consultants and service providers received grants of KKR Holdings units which are exchangeable for KKR Group Partnership Units. These units are subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of June 30, 2012, KKR Holdings owns approximately 65.2%, or 445,846,715 of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 445,846,715 KKR Holdings units have been legally allocated, but the allocation of 26,574,652 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

As of June 30, 2012, there was approximately $238.0 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 0.9 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of KKR’s unvested equity based awards granted to KKR principals from January 1, 2012 through June 30, 2012 are presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	91,741,793	$7.66
Granted	7,788,276	9.65
Vested	(2,058,907)	11.37
Forfeited	(473,401)	7.86
Balance, June 30, 2012	96,997,761	$7.74

The weighted average remaining vesting period over which unvested units are expected to vest is 1.4 years.

The following table summarizes the remaining vesting tranches for KKR principals:

Vesting Date	Units
October 1, 2012	30,042,093
April 1, 2013	1,355,034
October 1, 2013	29,930,725
April 1, 2014	1,320,291
October 1, 2014	29,930,768
April 1, 2015	1,320,346
October 1, 2015	1,818,961
April 1, 2016	30,000
October 1, 2016	1,234,543
April 1, 2017	15,000
96,997,761

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

As of June 30, 2012, there was approximately $6.8 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 0.9 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of KKR Holdings’ unvested restricted equity units granted to KKR professionals, support staff, and other personnel from January 1, 2012 through June 30, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	2,812,497	$10.90
Granted	—	—
Vested	(228,412)	13.71
Forfeited	(67,504)	10.55
Balance, June 30, 2012	2,516,581	$10.65

The weighted average remaining vesting period over which unvested units are expected to vest is 0.9 years.

A summary of the remaining vesting tranches of KKR Holdings’ restricted equity awards granted to KKR professionals, support staff, and other personnel is presented below:

Vesting Date	Units
October 1, 2012	1,423,422
April 1, 2013	210,004
October 1, 2013	262,208
April 1, 2014	181,552
October 1, 2014	255,549
April 1, 2015	155,517
October 1, 2015	28,329
2,516,581

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

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of June 30, 2012, equity awards relating to 17,739,032 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan, which generally vest over a period of up to five years from the date of grant. In certain cases, these awards are subject to transfer restrictions and minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these individuals are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

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

As of June 30, 2012, there was approximately $121.1 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.5 years, using the straight line method.

A summary of the status of awards granted under the Equity Incentive Plan from January 1, 2012 through June 30, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	5,850,184	$9.69
Granted	11,665,430	9.54
Vested	(869,324)	12.52
Forfeited	(42,665)	10.32
Balance, June 30, 2012	16,603,625	$9.43

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.9 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2012	2,112,516
April 1, 2013	2,686,746
October 1, 2013	1,915,349
April 1, 2014	2,627,010
October 1, 2014	1,871,614
April 1, 2015	2,533,407
October 1, 2015	1,374,590
April 1, 2016	472,663
October 1, 2016	1,002,494
April 1, 2017	7,236
16,603,625

Discretionary Compensation

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

11. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	June 30, 2012	December 31, 2011
Due from Principals (a)	$—	$55,937
Due from Related Entities	63,612	53,764
Due from Portfolio Companies	41,218	39,904
Due from Affiliates	$104,830	$149,605

	June 30, 2012	December 31, 2011
Due to KKR Holdings in Connection with the Tax Receivable Agreement (b)	$54,205	$40,320
Due to Related Entities	2,467	2,742
Due to Affiliates	$56,672	$43,062

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

KKR Financial Holdings LLC (“KFN”)

KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol “KFN.” KFN is managed by KKR but is not under the common control of the Senior Principals or otherwise consolidated by KKR as control is maintained by third-party investors. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of June 30, 2012 and December 31, 2011, KFN had consolidated assets of $8.4 billion and $8.6 billion, respectively, and shareholders’ equity of $1.7 billion as of June 30, 2012 and December 31, 2011. Shares of KFN held by KKR represented less than 1% of KFN’s outstanding shares as of June 30, 2012. There were no outstanding shares of KFN held by KKR as of December 31, 2011. If KKR were to exercise all of its outstanding vested options, KKR’s ownership interest in KFN would be less than 1% of KFN’s outstanding shares as of June 30, 2012 and December 31, 2011.

Discretionary Investments

Certain of KKR’s investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with its private equity funds and other investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or investment vehicle, except that the side-by-side investments are not subject to management fees or a carried interest. The cash invested by these individuals aggregated $18.7 million and $15.0 million for the three months ended June 30, 2012 and 2011, respectively and $54.6 million and $30.1 million for the six months ended June 30, 2012 and 2011, respectively. These investments are not included in the accompanying financial statements.

Aircraft and Other Services

Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $1.1 million and $1.2 million for the use of these aircraft for the three months ended June 30, 2012 and 2011, respectively and $2.5 million and $2.4 million for the six months ended June 30, 2012 and 2011, respectively.

Facilities

Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR’s Menlo Park location. Payments made to this partnership were $1.7 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively and $3.4 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended June 30, 2012:

	As of and for the Three Months Ended June 30, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$107,170	$22,456	$—	$129,626
Incentive fees	—	4,057	—	4,057
Management and incentive fees	107,170	26,513	—	133,683

Monitoring and transaction fees:
Monitoring fees	27,786	—	—	27,786
Transaction fees	10,768	1,319	31,619	43,706
Fee credits (1)	(15,642)	(1,047)	—	(16,689)
Net monitoring and transaction fees	22,912	272	31,619	54,803
Total fees	130,082	26,785	31,619	188,486

Expenses
Compensation and benefits	45,991	9,229	7,526	62,746
Occupancy and related charges	11,633	1,366	240	13,239
Other operating expenses	36,230	3,880	2,619	42,729
Total expenses	93,854	14,475	10,385	118,714
Fee related earnings	36,228	12,310	21,234	69,772

Investment income (loss)
Gross carried interest	291,786	(8,912)	—	282,874
Less: Allocation to KKR carry pool (2)	(116,118)	3,565	—	(112,553)
Less: Management fee refunds (3)	(32,804)	—	—	(32,804)
Net carried interest	142,864	(5,347)	—	137,517
Other investment income (loss)	(3,990)	(12)	344,105	340,103
Total investment income (loss)	138,874	(5,359)	344,105	477,620

Income (loss) before noncontrolling interests in income of consolidated entities	175,102	6,951	365,339	547,392
Income (loss) attributable to noncontrolling interests (4)	358	123	796	1,277

Economic net income (loss)	$174,744	$6,828	$364,543	$546,115

Total Assets	$1,054,751	$80,042	$6,054,132	$7,188,925

Book Value	$927,497	$61,399	$5,513,908	$6,502,804

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

(3)                      Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2012, the amount subject to refund for which no liability has been recorded approximates $49.0 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

(4)                    Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended June 30, 2012:

	As of and for the Three Months Ended June 30, 2012
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$188,486	$(76,126)	$112,360
Expenses(b)	$118,714	$230,025	$348,739
Investment income (loss)(c)	$477,620	$1,274,995	$1,752,615
Income (loss) before taxes	$547,392	$968,844	$1,516,236
Income (loss) attributable to redeemable noncontrolling interests	$—	$3,285	$3,285
Income (loss) attributable to noncontrolling interests	$1,277	$1,354,320	$1,355,597
Total assets(d)	$7,188,925	$35,421,350	$42,610,275
Book Value (e)	$6,502,804	$(4,807,984)	$1,694,820

(a)                    The fees adjustment primarily represents (i) the elimination of management fees of $109,060 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $16,443 upon consolidation of the KKR Funds, (iii) inclusion of reimbursable expenses of $4,926 and (iv) other adjustments of $11,565.

(b)                   The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $93,539 (ii) allocations to the carry pool of $112,553, (iii) inclusion of reimbursable expenses of $7,686, (iv) operating expenses of $9,797 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $6,450.

(c)                    The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $1,129,638 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $112,553, and (iii) exclusion of management fee refunds of $32,804.

(d)                   Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                    The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,795,697 and the equity impact of KKR Management Holdings Corp. equity and other of $12,287.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended June 30, 2012
Net income (loss) attributable to KKR & Co. L.P.	$146,261
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	292,833
Plus: Equity based compensation	93,539
Plus: Amortization of intangibles and other, net	2,389
Plus: Income taxes	11,093
Economic net income (loss)	546,115
Plus: Income attributable to segment noncontrolling interests	1,277
Less: Investment income (loss)	(477,620)
Fee related earnings	$69,772

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended June 30, 2011:

	As of and for the Three Months Ended June 30, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$106,679	$19,550	$—	$126,229
Incentive fees	—	16,146	—	16,146
Management and incentive fees	106,679	35,696	—	142,375

Monitoring and transaction fees:
Monitoring fees	30,653	—	—	30,653
Transaction fees	8,132	356	26,397	34,885
Fee credits (1)	(12,113)	(98)	—	(12,211)
Net monitoring and transaction fees	26,672	258	26,397	53,327
Total fees	133,351	35,954	26,397	195,702

Expenses
Compensation and benefits	46,205	10,664	6,241	63,110
Occupancy and related charges	10,944	818	360	12,122
Other operating expenses	38,424	3,634	2,279	44,337
Total expenses	95,573	15,116	8,880	119,569
Fee related earnings	37,778	20,838	17,517	76,133

Investment income (loss)
Gross carried interest	201,331	53	—	201,384
Less: Allocation to KKR carry pool (2)	(79,570)	(21)	—	(79,591)
Less: Management fee refunds (3)	(31,905)	—	—	(31,905)
Net carried interest	89,856	32	—	89,888
Other investment income (loss)	690	661	148,605	149,956
Total investment income (loss)	90,546	693	148,605	239,844

Income (loss) before noncontrolling interests in income of consolidated entities	128,324	21,531	166,122	315,977
Income (loss) attributable to noncontrolling interests (4)	168	178	605	951

Economic net income (loss)	$128,156	$21,353	$165,517	$315,026

Total Assets	$1,054,840	$74,372	$5,946,449	$7,075,661

Book Value	$875,001	$60,073	$5,369,963	$6,305,037

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

(3)                      Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2011, the amount subject to refund for which no liability was recorded was approximately $48.8 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

(4)                    Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended June 30, 2011:

	As of and for the Three Months Ended June 30, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$195,702	$(78,090)	$117,612
Expenses(b)	$119,569	$211,717	$331,286
Investment income (loss)(c)	$239,844	$1,181,838	$1,421,682
Income (loss) before taxes	$315,977	$892,031	$1,208,008
Income (loss) attributable to redeemable noncontrolling interests	$—	$—	$—
Income (loss) attributable to noncontrolling interests	$951	$1,141,831	$1,142,782
Total assets(d)	$7,075,661	$33,512,510	$40,588,171
Book Value (e)	$6,305,037	$(4,780,749)	$1,524,288

(a)                    The fees adjustment primarily represents (i) the elimination of management fees of $107,411 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $11,488 upon consolidation of the KKR Funds, (iii) inclusion of reimbursable expenses of $3,661 and (iv) other adjustments of $14,172.

(b)                   The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $120,693 (ii) allocations to the carry pool of $79,591, (iii) inclusion of reimbursable expenses of $3,661, (iv) operating expenses of $6,688 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $1,084.

(c)                    The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $1,070,342 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $79,591, and (iii) exclusion of management fee refunds of $31,905.

(d)                   Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                    The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,727,983 and the equity impact of KKR Management Holdings Corp. equity and other of $52,766.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended June 30, 2011
Net income (loss) attributable to KKR & Co. L.P.	$39,621
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	128,026
Plus: Equity based compensation	120,693
Plus: Amortization of intangibles and other, net	1,081
Plus: Income taxes	25,605
Economic net income (loss)	315,026
Plus: Income attributable to segment noncontrolling interests	951
Less: Investment income (loss)	(239,844)
Fee related earnings	$76,133

The following table presents the financial data for KKR’s reportable segments as of and for the six months ended June 30, 2012:

	As of and for the Six Months Ended June 30, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$214,082	$44,187	$—	$258,269
Incentive fees	—	13,727	—	13,727
Management and incentive fees	214,082	57,914	—	271,996

Monitoring and transaction fees:
Monitoring fees	53,608	—	—	53,608
Transaction fees	22,435	3,741	61,828	88,004
Fee credits (1)	(33,348)	(2,684)	—	(36,032)
Net monitoring and transaction fees	42,695	1,057	61,828	105,580
Total fees	256,777	58,971	61,828	377,576

Expenses
Compensation and benefits	90,477	20,611	14,382	125,470
Occupancy and related charges	24,438	2,784	478	27,700
Other operating expenses	67,905	7,857	5,516	81,278
Total expenses	182,820	31,252	20,376	234,448
Fee related earnings	73,957	27,719	41,452	143,128

Investment income (loss)
Gross carried interest	746,291	5,947	—	752,238
Less: Allocation to KKR carry pool (2)	(301,680)	(2,379)	—	(304,059)
Less: Management fee refunds (3)	(73,512)	—	—	(73,512)
Net carried interest	371,099	3,568	—	374,667
Other investment income (loss)	(2,338)	(35)	762,383	760,010
Total investment income (loss)	368,761	3,533	762,383	1,134,677

Income (loss) before noncontrolling interests in income of consolidated entities	442,718	31,252	803,835	1,277,805
Income (loss) attributable to noncontrolling interests (4)	2,654	554	1,280	4,488

Economic net income (loss)	$440,064	$30,698	$802,555	$1,273,317

Total Assets	$1,054,751	$80,042	$6,054,132	$7,188,925

Book Value	$927,497	$61,399	$5,513,908	$6,502,804

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

(3)                      Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2012, the amount subject to refund for which no liability has been recorded approximates $49.0 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

(4)                    Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the six months ended June 30, 2012:

	As of and for the Six Months Ended June 30, 2012
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$377,576	$(148,909)	$228,667
Expenses(b)	$234,448	$559,549	$793,997
Investment income (loss)(c)	$1,134,677	$3,935,936	$5,070,613
Income (loss) before taxes	$1,277,805	$3,227,478	$4,505,283
Income (loss) attributable to redeemable noncontrolling interests	$—	$8,557	$8,557
Income (loss) attributable to noncontrolling interests	$4,488	$4,127,376	$4,131,864
Total assets(d)	$7,188,925	$35,421,350	$42,610,275
Book Value (e)	$6,502,804	$(4,807,984)	$1,694,820

(a)                    The fees adjustment primarily represents (i) the elimination of management fees of $217,498 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $35,150 upon consolidation of the KKR Funds, (iii) inclusion of reimbursable expenses of $8,586 and (iv) other adjustments of $24,853.

(b)                   The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $207,880 (ii) allocations to the carry pool of $304,059, (iii) inclusion of reimbursable expenses of $13,875, (iv) operating expenses of $25,610 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $8,125.

(c)                    The investment income (loss) adjustment primarily represents (i) the inclusion of investment income of $3,558,365 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $304,059, and (iii) exclusion of management fee refunds of $73,512.

(d)                   Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                    The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,795,697 and the equity impact of KKR Management Holdings Corp. equity and other of $12,287.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Six Months Ended June 30, 2012
Net income (loss) attributable to KKR & Co. L.P.	$336,697
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	697,024
Plus: Equity based compensation	207,880
Plus: Amortization of intangibles and other, net	3,551
Plus: Income taxes	28,165
Economic net income (loss)	1,273,317
Plus: Income attributable to segment noncontrolling interests	4,488
Less: Investment income (loss)	(1,134,677)
Fee related earnings	$143,128

The following table presents the financial data for KKR’s reportable segments as of and for the six months ended June 30, 2011:

	As of and for the Six Months Ended June 30, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$216,936	$36,843	$—	$253,779
Incentive fees	—	28,159	—	28,159
Management and incentive fees	216,936	65,002	—	281,938

Monitoring and transaction fees:
Monitoring fees	121,080	—	—	121,080
Transaction fees	61,310	4,085	56,766	122,161
Fee credits (1)	(82,900)	(2,303)	—	(85,203)
Net monitoring and transaction fees	99,490	1,782	56,766	158,038
Total fees	316,426	66,784	56,766	439,976

Expenses
Compensation and benefits	92,180	21,823	12,247	126,250
Occupancy and related charges	21,519	1,773	689	23,981
Other operating expenses	74,308	7,842	5,259	87,409
Total expenses	188,007	31,438	18,195	237,640
Fee related earnings	128,419	35,346	38,571	202,336

Investment income (loss)
Gross carried interest	530,378	3,127	—	533,505
Less: Allocation to KKR carry pool (2)	(217,855)	(1,251)	—	(219,106)
Less: Management fee refunds (3)	(36,709)	—	—	(36,709)
Net carried interest	275,814	1,876	—	277,690
Other investment income (loss)	1,757	310	578,064	580,131
Total investment income (loss)	277,571	2,186	578,064	857,821

Income (loss) before noncontrolling interests in income of consolidated entities	405,990	37,532	616,635	1,060,157
Income (loss) attributable to noncontrolling interests (4)	1,095	316	1,200	2,611

Economic net income (loss)	$404,895	$37,216	$615,435	$1,057,546

Total Assets	$1,054,840	$74,372	$5,946,449	$7,075,661

Book Value	$875,001	$60,073	$5,369,963	$6,305,037

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

(3)                      Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2011, the amount subject to refund for which no liability was recorded was approximately $48.8 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

(4)                    Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the six months ended June 30, 2011:

	As of and for the Six Months Ended June 30, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$439,976	$(90,521)	$349,455
Expenses(b)	$237,640	$517,398	$755,038
Investment income (loss)(c)	$857,821	$3,103,994	$3,961,815
Income (loss) before taxes	$1,060,157	$2,496,075	$3,556,232
Income (loss) attributable to redeemable noncontrolling interests	$—	$—	$—
Income (loss) attributable to noncontrolling interests	$2,611	$3,298,047	$3,300,658
Total assets(d)	$7,075,661	$33,512,510	$40,588,171
Book Value (e)	$6,305,037	$(4,780,749)	$1,524,288

(a)                The fees adjustment primarily represents (i) the elimination of management fees of $215,540 upon consolidation of the KKR Funds, (ii) the elimination of fee credits of $83,869 upon consolidation of the KKR Funds, (iii) inclusion of reimbursable expenses of $14,263 and (iv) other adjustments of $26,887.

(b)               The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan, which amounted to $262,675, (ii) allocations to the carry pool of $219,106, (iii) inclusion of reimbursable expenses of $14,263, (iv) operating expenses of $17,447 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $3,907.

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

(e)                The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,727,983 and the equity impact of KKR Management Holdings Corp. equity and other of $52,766.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Six Months Ended June 30, 2011
Net income (loss) attributable to KKR & Co. L.P.	$199,186
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	536,930
Plus: Equity based compensation	262,675
Plus: Amortization of intangibles and other, net	2,367
Plus: Income taxes	56,388
Economic net income (loss)	1,057,546
Plus: Income attributable to segment noncontrolling interests	2,611
Less: Investment income (loss)	(857,821)
Fee related earnings	$202,336

13. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s investment or financing strategies. KKR is in compliance with its debt covenants in all material respects.

Investment Commitments

As of June 30, 2012, KKR had unfunded commitments consisting of (i) $594.5 million to its active private equity and other investment vehicles, (ii) $370.0 million to KKR North America Fund XI L.P. and KKR Asian Fund II L.P. for which the investment period has not yet commenced, subject to adjustment, (iii) $103.1 million in connection with commitments by KKR’s capital markets business related to revolving credit facilities of Portfolio Companies and other companies, and (iv) $96.3 million to other investment strategies.  Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Acquisition of Prisma Capital Partners

On June 18, 2012, KKR entered into a definitive agreement to acquire Prisma Capital Partners LP and its affiliates (“Prisma”), a provider of customized hedge fund solutions with approximately $7.8 billion in assets under management as of April 1, 2012.  The acquisition is expected to close in the fourth quarter of 2012, subject to the satisfaction or waiver of customary closing conditions.  The initial purchase price is payable by KKR at the closing in cash.   KKR may also become obligated to make future purchase price payments in the years 2014 and 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such years.  KKR has the right in its sole discretion to pay a portion of such future purchase price payments, if any, in KKR & Co. L.P. common units rather than in cash.

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

Certain KKR principals who received carried interest distributions prior to October 1, 2009 with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners’ clawback obligations. KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to October 1, 2009, up to a maximum of $223.6 million. As of June 30, 2012, no amounts are due with respect to the clawback obligation required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships.  KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

As of June 30, 2012, the amount of carried interest that is subject to this clawback provision was $885.7 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their June 30, 2012 fair values, there would have been no clawback obligation.

The instruments governing certain of KKR’s private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the “net loss sharing provisions,” certain of KKR’s private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of June 30, 2012, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $886.8 million as of June 30, 2012.

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

In August 1999, KKR and certain of its current and former personnel were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno’s, Inc. (“Bruno’s”), one of KKR’s former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno’s in an August 1995 subordinated notes offering relating to the acquisition and in Bruno’s subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In 2009, the action was remanded to the Alabama State Court and subsequently consolidated for pretrial purposes with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which was pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. In August 2011, the Alabama Supreme Court denied KKR’s petition seeking permission to appeal certain rulings made by the Alabama State Court when denying in part the motion to dismiss. In October 2011, the plaintiffs’ investment adviser filed an amended motion to dismiss a third-party complaint filed by KKR and other defendants asserting a contribution claim against the plaintiffs’ investment adviser. The motion to dismiss this third-party-complaint is pending before the Alabama State Court. In December 2011, KKR filed a petition for a writ of certiorari in the United States Supreme Court seeking permission to appeal the Alabama Supreme Court’s denial of KKR’s petition. In January 2012, the Alabama State Court granted a motion to sever the action from the related action against the underwriters of the subordinated notes. In May 2012, the United States Supreme Court denied KKR’s petition for a writ of certiorari.  Discovery is ongoing in the action.

On May 23, 2011, KKR, certain KKR affiliates and the board of directors of Primedia Inc. (a former KKR portfolio company whose directors at that time included certain KKR personnel) were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the sale of Primedia in a merger transaction that was completed on July 13, 2011. These actions allege, among other things, that Primedia board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger. Plaintiffs also allege that the merger price was unfair in light of the value of certain shareholder derivative claims, which were dismissed on August 8, 2011, based on a stipulation by the parties that the derivative plaintiffs and any other former Primedia shareholders lost standing to prosecute the derivative claims on behalf of Primedia when the Primedia merger was completed. The dismissed shareholder derivative claims included allegations concerning open market purchases of certain shares of Primedia’s preferred stock by KKR affiliates in 2002 and allegations concerning Primedia’s redemption of certain shares of Primedia’s preferred stock in 2004 and 2005, some of which were owned by KKR affiliates. With respect to the pending shareholder class actions challenging the Primedia merger, on June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger. On July 18, 2011, the Court of Chancery consolidated the two pending shareholder class actions and appointed lead counsel for plaintiffs. On October 7, 2011, defendants moved to dismiss the operative complaint in the consolidated shareholder class action. The operative complaint seeks, in relevant part, unspecified monetary damages and rescission of the merger. On December 2, 2011, plaintiffs filed a consolidated amended complaint, which similarly alleges that the Primedia board members, KKR, and certain KKR affiliates breached their respective fiduciary duties by entering into the merger agreement at an unfair price in light of the value of the dismissed shareholder derivative claims. That amended complaint seeks an unspecified amount of monetary damages. On January 31, 2012, defendants moved to dismiss the amended complaint. The motion to dismiss the amended complaint is pending before the Court of Chancery.

Additionally, in May 2011, two shareholder class actions challenging the Primedia merger were filed in Georgia state courts, asserting similar allegations and seeking similar relief as initially sought by the Delaware shareholder class actions above. Both Georgia actions have been stayed in favor of the Delaware action.

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs’ motion. On September 7, 2011, the court granted plaintiffs’ motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs’ proposed fifth amended complaint but denied plaintiffs’ motion seeking leave to file a proposed fifth amended complaint. The court stated that it will entertain a renewed motion by plaintiffs to file a proposed fifth amended complaint at the close of the third phase of discovery. The third phase of discovery permitted by the court has been completed.  On June 14, 2012, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints.  On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint.  On July 23, 2012, defendants, including KKR, filed motions for summary judgment.

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

KKR establishes an accrued liability for litigation, regulatory and other matters only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. For one or more of the matters described above for which a loss is both probable and reasonably estimable, we have estimated the aggregate amount of losses attributable to KKR to be approximately $32.5 million. We believe such losses should be, in whole or in part, subject to insurance and/or indemnity, which we believe will reduce any ultimate loss. This estimate is based upon information available as of August 1, 2012 and is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

At this time, management has not concluded whether the final resolution of any of the matters above will have a material effect upon the consolidated financial statements.

14. REGULATED CAPITAL REQUIREMENTS

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

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At June 30, 2012, approximately $46.4 million of cash at our registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

15. SUBSEQUENT EVENTS

Distribution

A distribution of $0.13 per KKR & Co. L.P. common unit was announced on July 27, 2012 and will be paid on August 21, 2012 to unit holders of record as of the close of business on August 6, 2012.  KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Joint Venture with Stone Point Capital

On July 27, 2012, KKR entered into a partnership with Stone Point Capital (“Stone Point”), to establish KKR - SPC Merchant Advisors LLC (“Merchant Advisors”). Merchant Advisors will provide capital markets services to mid-market and sponsor-backed companies as well as make certain principal investments to support client needs. KKR and Stone Point each committed $150 million of equity, or $300 million in total, to Merchant Advisors to support its business.  KKR expects that certain capital markets activities for third parties (other than KKR and its Portfolio Companies) will be principally conducted by Merchant Advisors.

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

Overview

Led by Henry Kravis and George Roberts, we are a leading global investment firm with $61.5 billion in AUM as of June 30, 2012 and a 36-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

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

The table below presents information as of June 30, 2012 relating to our private equity funds and other Private Markets investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after June 30, 2012.

					Percentage
					Committed by
	Investment Period			Uncalled	General			Remaining	Remaining Fair
	Commencement Date	End Date	Commitment	Commitments	Partner	Invested	Realized	Cost	Value
Private Markets

Private Equity Funds
China Growth Fund	11/2010	11/2016	$1,010.0	$674.9	1.0%	$335.1	$—	$335.1	$429.2
E2 Investors (Annex Fund)	8/2009	11/2012	530.7	376.5	4.3%	154.2	—	154.2	245.4
European Fund III	3/2008	3/2014	5,845.1	2,932.4	4.6%	2,912.7	—	2,912.8	2,889.0
Asian Fund	7/2007	7/2013	3,983.2	1,195.5	2.5%	2,787.7	211.1	2,642.3	4,322.0
2006 Fund	9/2006	9/2012	17,642.2	1,479.4	2.1%	16,162.8	6,348.0	12,349.7	16,386.2
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	1,592.1	4,616.1	4,493.7
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	7,391.9	3,239.0	4,627.5
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,325.6	95.2	455.9
Total Private Equity Funds			43,847.4	6,658.7		37,188.7	23,868.7	26,344.4	33,848.9

Co-Investment Vehicles	Various	Various	2,221.8	308.7	Various	1,913.1	1,160.4	1,632.7	2,630.7
Total Private Equity			46,069.2	6,967.4		39,101.8	25,029.1	27,977.1	36,479.6

Energy & Infrastructure
Natural Resources	Various	Various	1,224.6	803.8	Various	420.8	24.7	412.1	335.8
Infrastructure	Various	Various	1,040.3	852.7	4.8%	187.6	1.7	187.6	185.2
Co-Investment Vehicles	Various	Various	1,863.2	680.6	Various	1,182.6	110.3	1,182.6	1,293.2
Energy & Infrastructure Total			4,128.1	2,337.1		1,791.0	136.7	1,782.3	1,814.2

Private Markets Total			50,197.3	9,304.5		40,892.8	25,165.8	29,759.4	38,293.8

The tables below present information as of June 30, 2012 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which proceeds, excluding current income like dividends and interest, have been realized. This data does not reflect additional capital raised since June 30, 2012 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

								Multiple of
	Amount		Fair Value of Investments					Invested
Private Markets Investment Fund	Commitment	Invested	Realized	Unrealized	Total Value	Gross IRR*	Net IRR*	Capital**
	($ in Millions)
Total Investments
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.6	—	12,476.6	18.0%	13.3%	2.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,325.6	455.9	8,781.5	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	7,391.9	4,627.5	12,019.4	22.5%	16.1%	2.0
European Fund II (2005) (2)	5,750.8	5,750.8	1,592.1	4,493.7	6,085.8	1.2%	0.2%	1.1
2006 Fund (2006)	17,642.2	16,162.8	6,348.0	16,386.2	22,734.2	9.6%	6.8%	1.4
Asian Fund (2007)	3,983.2	2,787.7	211.1	4,322.0	4,533.1	18.8%	12.1%	1.6
European Fund III (2008) (2)	5,845.1	2,912.7	—	2,889.0	2,889.0	-0.4%	-5.8%	1.0
E2 Investors (Annex Fund) (2009) (2)(3)	530.7	154.2	—	245.4	245.4	N/A	N/A	N/A
China Growth Fund (2010) (3)	1,010.0	335.1	—	429.2	429.2	N/A	N/A	N/A
Natural Resources (2010) (3)	1,224.6	420.8	24.7	335.8	360.5	N/A	N/A	N/A
Infrastructure (2010) (3)	1,040.3	187.6	1.7	185.2	186.9	N/A	N/A	N/A
All Funds	$62,586.8	$54,271.6	$74,164.1	$34,369.9	$108,534.0	25.7%	19.0%	2.0

Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.6	—	12,476.6	18.0%	13.3%	2.1
Included Funds
European Fund (1999) (2)	3,085.4	2,681.1	8,325.6	455.9	8,781.5	29.8%	26.0%	3.3
Millennium Fund (2002)	6,000.0	4,024.5	7,073.3	2,961.3	10,034.6	38.3%	29.2%	2.5
European Fund II (2005) (2)	5,750.8	1,567.4	1,453.9	1,335.5	2,789.4	13.2%	11.6%	1.8
2006 Fund (2006)	17,642.2	2,830.5	6,313.4	3,489.2	9,802.6	34.3%	31.0%	3.5
Asian Fund (2007)	3,983.2	411.7	211.1	603.1	814.2	23.0%	19.7%	2.0
European Fund III (2008) (2)	5,845.1	—	—	—	—	—	—	—
E2 Investors (Annex Fund) (2009) (2)	530.7	—	—	—	—	—	—	—
China Growth Fund (2010)	1,010.0	—	—	—	—	—	—	—
Natural Resources (2010)	1,224.6	—	—	—	—	—	—	—
Infrastructure (2010)	1,040.3	—	—	—	—	—	—	—
All Realized/Partially Realized Investments	$62,586.8	$27,989.7	$73,646.3	$8,845.0	$82,491.3	26.2%	21.4%	2.9

(1)	These funds are not included in the KKR business.

(2)

The capital commitments of the European Fund, the European Fund II, the European Fund III and the Annex Fund include euro-denominated commitments of €196.5 million, €2,597.2 million, €2,788.8 million and €165.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2012 in the case of unfunded commitments.

(3)

The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to June 30, 2012.  None of the Annex Fund, the China Growth Fund, Natural Resources, or Infrastructure have invested for at least 36 months as of June 30, 2012. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

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

In addition during the second quarter, we had a $3.0 billion first close on our Asian Fund II, which, together with commitments to our North American Fund XI and commitments made to a strategic partnership by Teacher Retirement System of Texas is not reflected in the tables above.  Such commitments will not contribute to AUM until we are entitled to receive fees or a carried interest in accordance with our definition of AUM and consequently are not included in AUM this quarter.

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

We generally review our performance in the Public Markets segment by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. In certain cases these strategies have meaningful track records and may be compared to widely-known indices. The following chart presents information regarding these leveraged loan and high yield bond strategies from inception to June 30, 2012.  Our other credit and equity strategies do not have a comparable widely-known index or have only begun investing more recently and therefore have not developed meaningful track records and thus their performance is not included below. Past performance is no guarantee of future results.

Inception-to-Date Annualized Gross Performance vs. Benchmark (1) by Strategy

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

The table below presents information as of June 30, 2012 relating to our Public Markets investment vehicles.

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital

KFN	$1,646	$1,646	1.75%	25.00%	8.00%	Permanent (1)
Leveraged Credit:
Leveraged Credit SMAs/Funds	3,220	3,220	0.50-1.00%	N/A	N/A	Subject to Redemptions
CLO’s	6,988	732	0.50%	N/A	N/A	10-14 Years (3)
Total Leveraged Credit	10,208	3,952
Alternative Credit (2)	3,112	2,847	0.75-1.50% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (3)
Long/Short Equities	382	284	1.25%-1.50%	17.50-20.00%	N/A	Subject to Redemptions
Other:
Corporate Capital Trust (5)	429	429	1.00%	10.0%	7.00%	7 years
Strategic Capital Funds (SCF) (6)	184	184	0.25%	N/A	N/A	In managed wind down
Total Other	613	613

Total	$15,961	$9,342

(1)	The management agreement may be terminated only in limited circumstances and, except for a termination arising from certain events of cause, upon payment of a termination fee to KKR.

(2)	AUM and FPAUM include all assets invested by vehicles that principally invest in alternative credit strategies and consequently may include a certain amount of assets invested in other strategies.

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

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia and elsewhere in the world. At the moment, the current global economic environment remains relatively volatile.  Europe continues to experience downward growth trends as sovereign debt concerns have affected consumer and business behavior.  Ongoing austerity and deleveraging in the developed world are likely to persist in the near-term, which may lead to increased volatility in the global capital markets. These events in Europe are also affecting global growth. If one or more Eurozone members were to leave the Eurozone, the functioning of Europe’s single market currency could be undermined which would cause a deeper and more damaging impact on the global economy. Growth in Asia has slowed, particularly in China, one of Europe’s largest trading partners.  While low inflation has currently allowed Chinese authorities to ease monetary conditions, rising commodities prices could cause the central bank in China to tighten monetary policy which could further impair growth.  The U.S. economy has grown at a moderate rate this year, but key indicators of sustainable growth remain under pressure.  For example, while unemployment has declined, the unemployment rate remains elevated. Furthermore, in 2013 a variety of tax rates are scheduled to increase simultaneously with automatic reductions in government spending.  Such a tightening of fiscal policy and the uncertainty about the resolution of these fiscal issues may further slow U.S. economic growth and adversely impact the global economy. In addition, we have seen a decline in transaction volume in the first half of 2012, which in turn tends to result in a reduced amount of fees received in our business segments.

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

Global equity markets declined during the three months ended June 30, 2012. Volatility initially increased during the quarter, but settled somewhat towards the end of the quarter.  This is evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, beginning the quarter at 16.7, peaking at 26.7 on June 1, 2012 and ending at 17.1 on June 30, 2012.  Overall equity markets decreased during the second quarter of 2012, with the S&P 500 Index declining 2.8% and the MSCI World Index posting a decrease of 4.9%.  The below-investment grade credit markets, however, appreciated with the S&P/LSTA Leveraged Loan Index and the BofA Merrill Lynch High Yield Master II Index increasing 0.7% and 1.8% during the three months ended June 30, 2012, respectively.

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

Finally, conditions in commodity markets may impact the performance of our portfolio companies in a variety of ways, including through direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. For example, crude oil prices have fallen more than 15% during the quarter while corn prices rose more than 20% in the month ending June 30, 2012. If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase or suffer from a decline in commodity prices.

Basis of Financial Presentation

The condensed consolidated financial statements include the accounts of our management and capital markets companies, certain variable interest entities, the general partners of certain unconsolidated co-investment vehicles and the general partners of our private equity and fixed income funds and their respective consolidated funds, where applicable.

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. As of June 30, 2012 our Private Markets segment included ten consolidated investment funds and thirteen unconsolidated co-investment vehicles. Our Public Markets segment included eight consolidated investment vehicles and ten unconsolidated vehicles.

When an entity is consolidated, we reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated entity on a gross basis. For example, the majority of the economic interests in a consolidated fund, which are held by third party investors, are reflected as noncontrolling interests. While the consolidation of a consolidated fund does not have an effect on the amounts of net income attributable to KKR or KKR’s partners’ capital that KKR reports, the consolidation does significantly impact the financial statement presentation. This is due to the fact that the assets, liabilities, fees, expenses and investment income of the consolidated funds are reflected on a gross basis while the allocable share of those amounts that are attributable to noncontrolling interests are reflected as single line items. The single line items in which the assets, liabilities, fees, expenses and investment income attributable to noncontrolling interests are recorded are presented as noncontrolling interests in consolidated entities on the condensed consolidated statements of financial condition and net income attributable to noncontrolling interests in consolidated entities on the condensed consolidated statements of operations. For a further discussion of our consolidation policies, see “—Critical Accounting Policies—Consolidation.”

Key Financial Measures

Fees

Fees consist primarily of (i) monitoring and consulting fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, and (iii) transaction fees earned in connection with successful investment transactions and from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed.

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

Expenses

Compensation and Benefits

Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards and carry pool allocations.

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

Total Distributable Earnings

Total distributable earnings is the sum of (i) FRE, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of its carry pool and (iii) net realized principal investment income; less (i) applicable local income taxes, if any, and (ii) noncontrolling interests. Net realized principal investment income includes, with respect to KKR’s principal investments (i) realized investment gains and losses, (ii) dividend income and (iii) interest income, net of interest expense, earned from KKR’s principal investments. KKR does not intend to distribute net realized principal investment income other than certain additional distributions that KKR may determine to make, which are intended to cover certain tax liabilities, as calculated by KKR. See “Liquidity - Liquidity Needs - Distribution Policy.” We believe this measure is useful to investors as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and amounts available for distribution to KKR unitholders, however, total distributable earnings is not a measure that calculates actual distributions under KKR’s current distribution policy.

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

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR’s liquidity position. We believe this measure is useful to investors as it provides additional insight into KKR’s available liquidity.  Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments.  The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated and combined statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of June 30, 2012, we had cash and short-term investments on a segment basis of $1,206.4 million, which, with the addition of $467.4 million of liquid short-term investments, may be reconciled to cash and cash equivalents of $739.0 million.

Consolidated and Combined Results of Operations

The following is a discussion of our unaudited condensed consolidated results of operations for the three months ended June 30, 2012 and 2011. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Fees	$112,360	$117,612	$228,667	$349,455

Expenses
Compensation and Benefits	280,640	272,415	653,050	628,969
Occupancy and Related Charges	14,095	12,829	29,292	25,383
General, Administrative and Other	54,004	46,042	111,655	100,686
Total Expenses	348,739	331,286	793,997	755,038

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,601,688	1,319,089	4,688,553	3,806,298
Dividend Income	79,919	31,215	252,858	36,023
Interest Income	87,892	88,749	164,091	154,117
Interest Expense	(16,884)	(17,371)	(34,889)	(34,623)
Total Investment Income (Loss)	1,752,615	1,421,682	5,070,613	3,961,815

Income (Loss) Before Taxes	1,516,236	1,208,008	4,505,283	3,556,232

Income Taxes	11,093	25,605	28,165	56,388

Net Income (Loss)	1,505,143	1,182,403	4,477,118	3,499,844
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	3,285	—	8,557	—
Net Income (Loss) Attributable to Noncontrolling Interests	1,355,597	1,142,782	4,131,864	3,300,658
Net Income (Loss) Attributable to KKR & Co. L.P.	$146,261	$39,621	$336,697	$199,186

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Fees

Fees were $112.4 million for the three months ended June 30, 2012, a decrease of $5.2 million, compared to fees of $117.6 million for the three months ended June 30, 2011. The net decrease was primarily due to a decrease in incentive fees of $12.1 million and a decrease in gross monitoring fees of $4.2 million.  These decreases were partially offset by a $9.3 million increase in gross transaction fees.  The decrease in incentive fees was due primarily to a lower level of income at KFN when compared to the prior period.  The decrease in gross monitoring fees was primarily the result of having no transactions comparable to the transaction which resulted in $7.8 million in fees received during the three months ended June 30, 2011 from the termination of a monitoring agreement in connection with the sale of Seven Media Group (AX: SWM). Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Excluding the impact of termination payments and consulting fees, during the three months ended June 30, 2012, we had 38 portfolio companies that were paying an average monitoring fee of $0.7 million compared with 27 portfolio companies that were paying an average monitoring fee of $0.7 million during the three months ended June 30, 2011.   The transaction fees we receive will depend on the amount of capital our funds and other vehicles deploy and also the amount of capital our Capital Markets business syndicates.  The increase in transaction fees was primarily in the form of fees for capital markets activities driven by a higher level of overall capital markets transaction activity, and to a lesser extent an increase in the number of transaction fee-generating investments during the period in our Private Markets segment. During the three months ended June 30, 2012 in our Private Markets segment, there were five transaction fee-generating investments with a total combined transaction value of approximately $0.7 billion as compared to three transaction fee-generating investments with a total combined transaction value of approximately $0.7 billion during the three months ended June 30, 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.

Expenses

Expenses were $348.7 million for the three months ended June 30, 2012, an increase of $17.4 million, compared to $331.3 million for the three months ended June 30, 2011. The increase was primarily due to a net increase in compensation of $8.2 million and an increase in other operating expenses of $9.2 million. The net increase in compensation is due primarily to the net effect of a higher carry pool allocation as a result of the recognition of higher carried interest during the three months ended June 30, 2012 as compared to the prior period, partially offset by lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition.  The increase in other operating expenses was due primarily to an increase in the level of reimbursable expenses incurred in connection with the formation of new investment strategies and vehicles across KKR’s segments since June 30, 2011.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $1.6 billion for the three months ended June 30, 2012, an increase of $0.3 billion, compared to a net gain of $1.3 billion for the three months ended June 30, 2011, primarily driven by a higher level of appreciation in our private equity portfolio. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	June 30,
	2012	2011
	($ in thousands)
Private Equity Investments	$1,583,647	$1,388,325
Other Net Gains (Losses) from Investment Activities	18,041	(69,236)
Net Gains (Losses) from Investment Activities	$1,601,688	$1,319,089

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

	Three Months Ended
	June 30,
	2012	2011
	($ in thousands)
Realized Gains	$1,422,273	$853,994
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(1,395,879)	(752,294)
Realized Losses	—	(441)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	—	—
Unrealized Gains from Changes in Fair Value	3,166,839	1,943,198
Unrealized Losses from Changes in Fair Value	(1,609,586)	(656,132)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$1,583,647	$1,388,325

(a) Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b) Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

Dividend income was $79.9 million for the three months ended June 30, 2012, an increase of $48.7 million, compared to dividend income of $31.2 million for the three months ended June 30, 2011. During the three months ended June 30, 2012, we received $44.7 million of dividends from TDC A/S (OMX: TDC), $24.4 million of dividends from Santander Consumer USA (financial services sector) and an aggregate of $10.8 million of dividends from other investments.  During the three months ended June 30, 2011, we received $26.2 million of dividends from Legrand Holdings S.A. (ENXTPA: LR) and an aggregate of $5.0 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $87.9 million for the three months ended June 30, 2012, a decrease of $0.8 million, compared to $88.7 million for the three months ended June 30, 2011. The decrease primarily reflects a net decrease in the level of fixed income instruments in our public markets investment vehicles.

Interest Expense

Interest expense was $16.9 million for the three months ended June 30, 2012, a decrease of $0.5 million, compared to $17.4 million for the three months ended June 30, 2011. The decrease was primarily due to a net decrease in financing arrangements that are entered into by our consolidated funds with the objective of enhancing returns.

Income (Loss) Before Taxes

Due to the factors described above, principally increased gains from investment activities, income before taxes was $1.5 billion for the three months ended June 30, 2012, an increase of $0.3 billion, compared to income before taxes of $1.2 billion for the three months ended June 30, 2011.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests was $3.3 million for the three months ended June 30, 2012, reflecting the formation of certain investment vehicles that allow for redemptions by limited partners subsequent to June 30, 2011.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $1.4 billion for the three months ended June 30, 2012, an increase of $0.3 billion, compared to $1.1 billion for the three months ended June 30, 2011. The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Fees

Fees were $228.7 million for the six months ended June 30, 2012, a decrease of $120.8 million, compared to fees of $349.5 million for the six months ended June 30, 2011. The net decrease was primarily due to a decrease in gross monitoring fees of $75.2 million, a decrease in gross transaction fees of $33.7 million and a decrease in incentive fees of $14.4 million.  The decrease in gross monitoring fees was primarily the result of having no transactions comparable to the transactions which resulted in $76.6 million in fees received during the six months ended June 30, 2011 from the termination of monitoring agreements in connection with the IPOs of two portfolio companies, HCA, Inc. (NYSE: HCA) and The Nielsen Company (NYSE: NLSN) and the sale of Seven Media Group.  Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Excluding the impact of termination payments and consulting fees, during the six months ended June 30, 2012, we had 38 portfolio companies that were paying an average monitoring fee of $1.4 million compared with 30 portfolio companies that were paying an average monitoring fee of $1.4 million during the six months ended June 30, 2011.  The transaction fees we receive will depend on the amount of capital our funds and other vehicles deploy and also the amount of capital our Capital Markets business syndicates.  The decrease in transaction fees was primarily driven by a decrease in the size of transaction fee-generating investments during the period in our Private Markets segment which was partially offset by a higher level of overall capital markets transaction activity.  During the six months ended June 30, 2012 in our Private Markets segment there were seven transaction fee-generating Private Markets investments with a total combined transaction value of approximately $1.9 billion as compared to five transaction fee-generating investments with a total combined transaction value of approximately $6.4 billion during the six months ended June 30, 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.  The decrease in incentive fees was due primarily to a lower level of income at KFN when compared to the prior period.

Expenses

Expenses were $794.0 million for the six months ended June 30, 2012, an increase of $39.0 million, compared to $755.0 million for the six months ended June 30, 2011. The increase was primarily due to a net increase in compensation of $24.1 million and an increase in other operating expenses of $14.9 million. The net increase in compensation is due primarily to the net effect of a higher carry pool allocation as a result of the recognition of higher carried interest during the six months ended June 30, 2012 as compared to the prior period, partially offset by lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition.  The increase in other operating expenses was due primarily to an increase in the level of reimbursable expenses incurred in connection with the formation of new investment strategies and vehicles across KKR’s segments since June 30, 2011.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $4.7 billion for the six months ended June 30, 2012, an increase of $0.9 billion, compared to a net gain of $3.8 billion for the six months ended June 30, 2011, primarily driven by a higher level of appreciation in our private equity portfolio. The following is a summary of net gains (losses) from investment activities:

	Six Months Ended
	June 30,
	2012	2011
	($ in thousands)
Private Equity Investments	$4,592,763	$3,901,385
Other Net Gains (Losses) from Investment Activities	95,790	(95,087)
Net Gains (Losses) from Investment Activities	$4,688,553	$3,806,298

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

	Six Months Ended
	June 30,
	2012	2011
	($ in thousands)
Realized Gains	$1,950,249	$2,369,290
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(1,861,723)	(2,217,124)
Realized Losses	—	(38,265)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	—	30,110
Unrealized Gains from Changes in Fair Value	6,461,066	4,818,501
Unrealized Losses from Changes in Fair Value	(1,956,829)	(1,061,127)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$4,592,763	$3,901,385

(a) Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b) Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

Dividend income was $252.9 million for the six months ended June 30, 2012, an increase of $216.9 million, compared to dividend income of $36.0 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, we received $168.9 million of dividends from HCA Inc., $44.7 million of dividends from TDC A/S, $24.4 million of dividends from Santander Consumer USA and an aggregate of $14.9 million of dividends from other investments.  During the six months ended June 30, 2011, we received $26.2 million of dividends from Legrand Holdings S.A. and an aggregate of $9.8 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $164.1 million for the six months ended June 30, 2012, an increase of $10.0 million, compared to $154.1 million for the six months ended June 30, 2011. The increase primarily reflects a net increase in the level of fixed income instruments in our public markets investment vehicles.

Interest Expense

Interest expense was $34.9 million for the six months ended June 30, 2012, an increase of $0.3 million, compared to $34.6 million for the six months ended June 30, 2011. The increase was primarily due to a net increase in financing arrangements that are entered into by our consolidated funds with the objective of enhancing returns.

Income (Loss) Before Taxes

Due to the factors described above, principally increased gains from investment activities, income before taxes was $4.5 billion for the six months ended June 30, 2012, an increase of $0.9 billion, compared to income before taxes of $3.6 billion for the six months ended June 30, 2011.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests was $8.6 million for the six months ended June 30, 2012, reflecting the formation of certain investment vehicles that allow for redemptions by limited partners subsequent to June 30, 2011.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $4.1 billion for the six months ended June 30, 2012, an increase of $0.8 billion, compared to $3.3 billion for the six months ended June 30, 2011. The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three and six months ended June 30, 2012 and 2011. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Results” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$107,170	$106,679	$214,082	$216,936
Incentive Fees	—	—	—	—
Total Management and Incentive Fees	107,170	106,679	214,082	216,936
Monitoring and Transaction Fees:
Monitoring Fees	27,786	30,653	53,608	121,080
Transaction Fees	10,768	8,132	22,435	61,310
Fee Credits	(15,642)	(12,113)	(33,348)	(82,900)
Net Monitoring and Transaction Fees	22,912	26,672	42,695	99,490
Total Fees	130,082	133,351	256,777	316,426
Expenses
Compensation and Benefits	45,991	46,205	90,477	92,180
Occupancy and Related Charges	11,633	10,944	24,438	21,519
Other Operating Expenses	36,230	38,424	67,905	74,308
Total Expenses	93,854	95,573	182,820	188,007
Fee Related Earnings	36,228	37,778	73,957	128,419
Investment Income (Loss)
Gross Carried interest	291,786	201,331	746,291	530,378
Less: Allocation to KKR Carry Pool	(116,118)	(79,570)	(301,680)	(217,855)
Less: Management Fee Refunds	(32,804)	(31,905)	(73,512)	(36,709)
Net Carried Interest	142,864	89,856	371,099	275,814
Other Investment Income (Loss)	(3,990)	690	(2,338)	1,757
Total Investment Income (loss)	138,874	90,546	368,761	277,571
Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	175,102	128,324	442,718	405,990
Income (Loss) Attributable to Noncontrolling Interests	358	168	2,654	1,095
Economic Net Income (Loss)	$174,744	$128,156	$440,064	$404,895
Assets Under Management (Period End)	$45,528,100	$47,071,900	$45,528,100	$47,071,900
Fee Paying Assets Under Management (Period End)	$37,858,300	$38,430,300	$37,858,300	$38,430,300
Committed Dollars Invested	$606,300	$420,300	$1,182,500	$1,230,000
Uncalled Commitments (Period End)	$9,304,500	$12,456,800	$9,304,500	$12,456,800

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Fees

Fees were $130.1 million for the three months ended June 30, 2012, a decrease of $3.3 million, compared to fees of $133.4 million for the three months ended June 30, 2011. The net decrease was primarily due to a decrease in gross monitoring fees of $2.9 million and an increase in fee credits of $3.5 million, partially offset by an increase in transaction fees of $2.7 million. The decrease in gross monitoring fees was primarily the result of having no transactions comparable to the transactions which resulted in $7.8 million in fees received during the three months ended June 30, 2011 from the termination of monitoring agreements in connection with the partial sale of Seven Media Group, which impacted fee related earnings by $1.9 million, net of associated fee credits.  These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPOs or other sale activity in our private equity portfolio. Excluding the impact of termination payments, during the three months ended June 30, 2012, we had 38 portfolio companies that were paying an average monitoring fee of $0.7 million compared with 27 portfolio companies that were paying an average monitoring fee of $0.7 million during the three months ended June 30, 2011.  The increase in gross transaction fees was primarily the result of an increase in the number of fee-generating investments completed. In the three months ended June 30, 2012, there were five transaction fee-generating investments with a total combined transaction value of approximately $0.7 billion compared to three transaction fee-generating investments with a combined transaction value of $0.7 billion during the three months ended June 30, 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.

Expenses

Expenses were $93.9 million for the three months ended June 30, 2012, a decrease of $1.7 million, compared to expenses of $95.6 million for the three months ended June 30, 2011. The decrease was primarily the result of a decrease in other operating expenses related to lower levels of broken deal expenses, reflecting reduced transaction activity, partially offset by an increase in occupancy and related charges reflecting the expansion of our business.

Fee Related Earnings

Fee related earnings in our Private Markets segment were $36.2 million for the three months ended June 30, 2012, a decrease of $1.6 million, compared to fee related earnings of $37.8 million for the three months ended June 30, 2011. The decrease was due to the decrease in fees, partially offset by the decrease in expenses as described above.

Investment Income (Loss)

Investment income was $138.9 million for the three months ended June 30, 2012, an increase of $48.4 million, compared to investment income of $90.5 million for the three months ended June 30, 2011 driven primarily by a higher level of appreciation in our private equity portfolio.

The following table presents the components of net carried interest for the three months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$243,962	$122,949
Net Unrealized Gains (Losses)	35,137	74,312
Dividends and Interest	12,687	4,070
Gross carried interest	291,786	201,331
Less: Allocation to KKR carry pool	(116,118)	(79,570)
Less: Management fee refunds	(32,804)	(31,905)
Net carried interest	$142,864	$89,856

Net realized gains (losses) for the three months ended June 30, 2012 consist primarily of realized gains from the partial sale of Dollar General Corporation (NYSE: DG) and the sale of El Paso Midstream (energy sector).

Net realized gains (losses) for the three months ended June 30, 2011 consist primarily of the partial sales of Avago Technologies Limited (NYSE: AVGO), Rockwood Holdings, Inc. (NYSE: ROC), and Seven Media Group.

The following table presents net unrealized gains (losses) of carried interest by investment vehicle for the three months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30,
	2012	2011
	($ in thousands)
2006 Fund	$77,214	$43,420
Co-Investment Vehicles	36,350	15,456
European Fund II	10,048	—
E2 Investors (Annex Fund)	7,186	7,973
China Growth Fund	(801)	7,868
European Fund	(8,445)	(28,298)
European Fund III	(13,261)	5,817
Asian Fund	(30,142)	22,630
Millennium Fund	(43,012)	(554)
Total (a)	$35,137	$74,312

(a)                                                                                  The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented.

For the three months ended June 30, 2012, the net unrealized gains of $35.1 million included $272.1 million of net unrealized gains reflecting net increases in the value of various portfolio companies principally related to the increase in value of one of our largest private equity investments, Alliance Boots GmbH (health care sector) in connection with its strategic sale, partially offset by $237.0 million of reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales of investments. We completed a strategic sale of 45% of our interest in Alliance Boots GmbH on August 2, 2012. The buyer of Alliance Boots has an option, but not the obligation, to purchase the remaining 55%.

Of the $272.1 million of net increases in value, 10% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on Dollar General Corporation and HCA, Inc. (NYSE: HCA).

These increases were partially offset by decreased share prices of other publicly held investments, the most significant of which was Seven Media Group, The Nielsen Company, and NXP Semiconductors N.V. (NASDAQ: NXPI). Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH and to a lesser extent Tarkett S.A. (manufacturing sector). The unrealized gains on our private portfolio were partially offset by unrealized losses on ProSiebenSat.1 Media AG (media sector)  and Toys R Us, Inc. (retail sector).  The reversals of previously recognized net unrealized gains of $237.0 million resulted primarily from the partial sale of Dollar General Corporation and sale of El Paso Midstream.  The increased valuations, in the aggregate, generally relate to individual company performance which was partially offset by a decrease in market comparables, and in the case of Alliance Boots GmbH, an increase that reflected the valuation of a recently executed agreement to sell the investment. The decreased valuations, in the aggregate, generally relate to a decrease in market comparables and in certain cases, individual company performance, which may include an unfavorable business outlook.

For the three months ended June 30, 2011, approximately 37% of net unrealized gains from changes in the value of our portfolio were attributable to changes in the share prices of various publicly held investments, the most significant of which were Dollar General Corporation and The Nielsen Company.  In addition, there were significant unrealized losses due to the reversal of previously recognized gains in connection with the partial sales of Avago Technologies Limited, Rockwood Holdings, Inc., and Seven Media Group.  Our private portfolio contributed the remainder of the change in value, the most significant of which related to Hilcorp Resources LLC (energy sector).  The increased valuations, in the aggregate, generally relate to individual company performance.   These unrealized gains were partially offset by unrealized losses, the most significant of which was Biomet, Inc. (health care sector) for the three months ended June 30, 2011.

Dividend and interest income for the three months ended June 30, 2012 consists primarily of dividends earned from TDC A/S and Santander Consumer USA. Dividend and interest income for the three months ended June 30, 2011 consists primarily of dividends earned from Avago Technologies Limited and Legrand Holdings S.A. Management fee refunds amounted to $32.8 million for the three months ended June 30, 2012, an increase of $0.9 million from the three months ended June 30, 2011. The increase in management fee refunds primarily reflects an increased level of accrued carried interest in the European Fund II, which triggered the recognition of a higher level of management fee refunds.

Economic Net Income

Economic net income in our Private Markets segment was $174.7 million for the three months ended June 30, 2012, an increase of $46.5 million, compared to economic net income of $128.2 million for the three months ended June 30, 2011. The increase in investment income described above was the primary contributor to the period over period increase in economic net income.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from March 31, 2012 to June 30, 2012:

($ in thousands)
March 31, 2012	$45,986,400
New Capital Raised	397,400
Distributions	(2,535,800)
Foreign Exchange	(114,400)
Change in Value	1,794,500
June 30, 2012	$45,528,100

AUM for the Private Markets segment was $45.5 billion at June 30, 2012, a decrease of $0.5 billion, compared to $46.0 billion at March 31, 2012. The decrease was primarily attributable to distributions in our private equity portfolio of $2.5 billion comprised of $1.5 billion of realized gains and $1.0 billion of return of original cost, which was partially offset by appreciation in the market value of our private equity portfolio of $1.8 billion.

The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $1.5 billion and $0.4 billion in our 2006 Fund and European Fund II, respectively, partially offset by net unrealized investment losses of $0.2 billion in each of our Millennium Fund, European Fund III and Asian Fund. Approximately 2% of the net change in value for the three months ended June 30, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in Dollar General Corporation and HCA, Inc., partially offset by decreases in Seven Media Group and The Nielsen Company.  Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH and to a lesser extent Tarkett S.A. which were partially offset by unrealized losses on ProSiebenSat.1 Media AG and Toys R Us, Inc.  The increased valuations, in the aggregate, generally relate to individual company performance which was only partially offset by a decrease in market comparables and in the case of Alliance Boots GmbH an increase that reflected the valuation of a recently executed agreement to sell the investment.  The decreased valuations, in the aggregate, generally relate to a decrease in market comparables and in certain cases, individual company performance, which may include an unfavorable business outlook.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from March 31, 2012 to June 30, 2012:

($ in thousands)
March 31, 2012	$37,974,800
New Capital Raised	395,800
Distributions	(159,900)
Foreign Exchange	(346,000)
Change in Value	(6,400)
June 30, 2012	$37,858,300

FPAUM in our Private Markets segment was $37.9 billion at June 30, 2012, a decrease of $0.1 billion, compared to $38.0 billion at March 31, 2012.  The decrease was primarily attributable to foreign exchange adjustments from our foreign denominated commitments and invested capital of $0.3 billion and distributions from our funds totaling $0.2 billion, offset by new capital raised of $0.4 billion.

Committed Dollars Invested

Committed dollars invested were $0.6 billion for the three months ended June 30, 2012, an increase of $0.2 billion, compared to committed dollars invested of $0.4 billion for the three months ended June 30, 2011.  The increase was due to an increase in the number of private equity investments closed during the three months ended June 30, 2012 as compared with three months ended June 30, 2011.

Uncalled Commitments

As of June 30, 2012, our Private Markets Segment had $9.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Fees

Fees were $256.8 million for the six months ended June 30, 2012, a decrease of $59.6 million, compared to fees of $316.4 million for the six months ended June 30, 2011. The net decrease was primarily due to a decrease in gross monitoring fees of $67.5 million and a decrease in gross transaction fees of $38.9 million, partially offset by a decrease in fee credits of $49.6 million. The decrease in gross monitoring fees was primarily the result of having no transactions comparable to the transactions which resulted in $76.6 million in fees received during the six months ended June 30, 2011 from the termination of monitoring fee arrangements in connection with the IPOs of two portfolio companies, HCA, Inc. and The Nielsen Company and the sale of Seven Media Group, which impacted fee related earnings by $39.7 million net of associated fee credits.  These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPOs or other sale activity in our private equity portfolio. Excluding the impact of termination payments, during the six months ended June 30, 2012, we had 38 portfolio companies that were paying an average monitoring fee of $1.4 million compared with 30 portfolio companies that were paying an average monitoring fee of $1.4 million during the six months ended June 30, 2011. The decrease in gross transaction fees was primarily the result of a decrease in the size of fee-generating investments completed. In the six months ended June 30, 2012, there were seven transaction fee-generating investments with a total combined transaction value of approximately $1.9 billion compared to five transaction fee-generating investments with a combined transaction value of $6.4 billion during the six months ended June 30, 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.

Expenses

Expenses were $182.8 million for the six months ended June 30, 2012, a decrease of $5.2 million, compared to expenses of $188.0 million for the six months ended June 30, 2011. The decrease was primarily the result of a decrease in other operating expenses related to lower levels of broken deal expenses, reflecting reduced transaction activity, partially offset by an increase in occupancy and related charges reflecting the expansion of our business.

Fee Related Earnings

Fee related earnings in our Private Markets segment were $74.0 million for the six months ended June 30, 2012, a decrease of $54.4 million, compared to fee related earnings of $128.4 million for the six months ended June 30, 2011. The decrease was due to the decrease in fees, partially offset by the decrease in expenses as described above.

Investment Income (Loss)

Investment income was $368.8 million for the six months ended June 30, 2012, an increase of $91.2 million, compared to investment income of $277.6 million for the six months ended June 30, 2011 driven primarily by a higher level of appreciation in our private equity portfolio.

The following table presents the components of net carried interest for the six months ended June 30, 2012 and 2011.

	Six Months Ended
	June 30,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$320,564	$313,182
Net Unrealized Gains (Losses)	387,890	212,769
Dividends and Interest	37,837	4,427
Gross carried interest	746,291	530,378
Less: Allocation to KKR carry pool	(301,680)	(217,855)
Less: Management fee refunds	(73,512)	(36,709)
Net carried interest	$371,099	$275,814

Net realized gains (losses) for the six months ended June 30, 2012 consist primarily of realized gains from the partial sale of Dollar General Corporation, the sale of Legrand Holdings S.A., and the sale of El Paso Midstream.

Net realized gains (losses) for the six months ended June 30, 2011 consists primarily of the partial sales of Legrand Holdings S.A., Avago Technologies Limited, HCA, Inc. and Seven Media Group.

The following table presents net unrealized gains (losses) of carried interest by investment vehicle for the six months ended June 30, 2012 and 2011.

	Six Months Ended
	June 30,
	2012	2011
	($ in thousands)
2006 Fund	$273,252	$150,027
Co-Investment Vehicles	60,242	24,718
Asian Fund	50,579	69,787
E2 Investors (Annex Fund)	16,723	8,126
European Fund II	10,048	—
European Fund III	8,822	8,490
China Growth Fund	(503)	7,868
Millennium Fund	(3,589)	55,128
European Fund	(27,684)	(111,375)
Total (a)	$387,890	$212,769

(a)                     The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented.

For the six months ended June 30, 2012, the net unrealized gains of $387.9 million included $696.3 million of net unrealized gains reflecting net increases in the value of various portfolio companies which were partially offset by $308.4 million of reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales of investments.

Of the $387.9 million of net increases in value, 31% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on Dollar General Corporation and HCA, Inc.

These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Seven Media Group, The Nielsen Company and Far Eastern Horizon Ltd. (HK: 3360). Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH and to a lesser extent First Data Corporation (financial services sector) and Academy Sports and Outdoors (retail sector). The unrealized gains on our private portfolio were partially offset by unrealized losses on ProSiebenSat.1 Media AG, Del Monte Foods Company (consumer products sector), and Ambea AB (health care sector).  The reversals of previously recognized net unrealized gains of $308.4 million resulted primarily from the partial sale of Dollar General Corporation, the sale of Legrand Holdings S.A. and the sale of El Paso Midstream. The increased valuations, in the aggregate, generally relate to individual company performance and an increase in market comparables and in the case of Alliance Boots GmbH an increase that reflected the valuation of a recently executed agreement to sell the investment. The decreased valuations, in the aggregate, generally relate to individual company performance, which may include an unfavorable business outlook.

For the six months ended June 30, 2011, approximately 36% of net unrealized gains were attributable to increased share prices of various publicly held investments, the most significant of which were HCA, Inc., Dollar General Corporation and The Nielsen Company.  In addition, there were significant unrealized losses due to the reversal of previously recognized gains in connection with the partial sales of Avago Technologies Limited, Legrand Holdings S.A, HCA, Inc. and Seven Media Group.  Our private portfolio contributed the remainder of the net unrealized gains, the most significant of which were Hilcorp Resources LLC and Oriental Brewery (consumer products sector). The increased valuations, in the aggregate, generally related to improvements in individual company performance.

Dividend and interest income for the six months ended June 30, 2012 consists primarily of dividends earned from HCA, Inc., TDC A/S and Santander Consumer USA. Dividend and interest income for the six months ended June 30, 2011 consists primarily of dividends earned from Avago Technologies Limited and Legrand Holdings S.A.  Management fee refunds amounted to $73.5 million for the six months ended June 30, 2012, an increase of $36.8 million from the six months ended June 30, 2011. The increase in management fee refunds primarily reflects an increased level of accrued carried interest in the European Fund II, which triggered the recognition of a higher level of management fee refunds.

Economic Net Income

Economic net income in our Private Markets segment was $440.1 million for the six months ended June 30, 2012, an increase of $35.2 million, compared to economic net income of $404.9 million for the six months ended June 30, 2011. The increase in investment income described above was the primary contributor to the period over period decrease in economic net income, partially offset by the decrease in fees.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2011 to June 30, 2012:

($ in thousands)
December 31, 2011	$43,627,900
New Capital Raised	456,900
Distributions	(3,287,000)
Foreign Exchange	(63,200)
Change in Value	4,793,500
June 30, 2012	$45,528,100

AUM for the Private Markets segment was $45.5 billion at June 30, 2012, an increase of $1.9 billion, compared to $43.6 billion at December 31, 2011. The increase was primarily attributable to appreciation in the market value of our private equity portfolio of $4.8 billion, partially offset by distributions in our private equity portfolio of $3.3 billion comprised of $2.2 billion of realized gains and $1.1 billion of return of original cost.

The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $2.7 billion and $0.9 billion in our 2006 Fund and European Fund II, respectively. Approximately 34% of the net change in value for the six months ended June 30, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in Dollar General Corporation and HCA, Inc., partially offset by decreases in Seven Media Group and The Nielsen Company.  Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, First Data Corporation, Academy Sports and Outdoors, Intelligence Ltd. (services sector) and Tarkett S.A., which were partially offset by unrealized losses on ProSiebenSat.1 Media AG, Del Monte Foods Company and Ambea AB.  The increased valuations, in the aggregate, generally relate to individual company performance which was only partially offset by a decrease in market comparables and in the case of Alliance Boots GmbH an increase that reflected the valuation of a recently executed agreement to sell the investment.  The decreased valuations, in the aggregate, generally relate to a decrease in market comparables and in certain cases, individual company performance, which may include an unfavorable business outlook.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2011 to June 30, 2012:

($ in thousands)
December 31, 2011	$37,869,700
New Capital Raised	454,600
Distributions	(283,200)
Foreign Exchange	(194,100)
Change in Value	11,300
June 30, 2012	$37,858,300

FPAUM in our Private Markets segment was $37.9 billion at June 30, 2012, unchanged from December 31, 2011.  New capital raised of $0.5 billion was offset by a decrease attributable to foreign exchange adjustments from our foreign denominated commitments of $0.2 billion and distributions of $0.3 billion.

Committed Dollars Invested

Committed dollars invested were $1.2 billion for both the six months ended June 30, 2012 and June 30, 2011.

Uncalled Commitments

As of June 30, 2012, our Private Markets Segment had $9.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and six months ended June 30, 2012 and 2011.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Fees
Management and Incentive Fees
Management Fees	$22,456	$19,550	$44,187	$36,843
Incentive Fees	4,057	16,146	13,727	28,159
Total Management and Incentive Fees	26,513	35,696	57,914	65,002
Net Monitoring and Transaction Fees
Monitoring Fees	—	—	—	—
Transaction Fees	1,319	356	3,741	4,085
Total Fee Credits	(1,047)	(98)	(2,684)	(2,303)
Net Monitoring and Transaction Fees	272	258	1,057	1,782
Total Fees	26,785	35,954	58,971	66,784
Expenses
Employee Compensation and Benefits	9,229	10,664	20,611	21,823
Occupancy and Related Charges	1,366	818	2,784	1,773
Other Operating Expenses	3,880	3,634	7,857	7,842
Total Expenses	14,475	15,116	31,252	31,438
Fee Related Earnings	12,310	20,838	27,719	35,346
Investment Income (Loss)
Gross Carried Interest	(8,912)	53	5,947	3,127
Less: Allocation to KKR Carry Pool	3,565	(21)	(2,379)	(1,251)
Less: Management fee refunds	—	—	—	—
Net carried interest	(5,347)	32	3,568	1,876
Other investment income (loss)	(12)	661	(35)	310
Total Investment Income (Loss)	(5,359)	693	3,533	2,186
Income before Income Attributable to Noncontrolling Interests	6,951	21,531	31,252	37,532
Income Attributable to Noncontrolling Interests	(123)	(178)	(554)	(316)
Economic Net Income	$6,828	$21,353	$30,698	$37,216
Assets Under Management	$15,960,800	$14,868,300	$15,960,800	$14,868,300
Fee Paying Assets Under Management	$9,342,200	$8,005,600	$9,342,200	$8,005,600
Committed Dollars Invested	$73,900	$76,800	$280,100	$394,200
Uncalled Commitments (period end)	$1,305,800	$1,242,100	$1,305,800	$1,242,100

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Fees

Fees were $26.8 million for the three months ended June 30, 2012, a decrease of $9.2 million, compared to fees of $36.0 million for the three months ended June 30, 2011.  The decrease is primarily attributable to a decrease in incentive fees of $12.1 million due primarily to a lower level of income at KFN when compared to the prior period, partially offset by an increase in management fees of $2.9 million, reflecting new capital raised.

Expenses

Expenses were $14.5 million for the three months ended June 30, 2012, a decrease of $0.6 million, compared to expenses of $15.1 million for the three months ended June 30, 2011. The decrease was primarily attributable to a decrease in employee compensation and benefits of $1.4 million due to a lower bonus accrual reflecting year-to-date performance, partially offset by higher occupancy and related charges reflecting the continued expansion of this business.

Fee Related Earnings

Fee related earnings were $12.3 million for the three months ended June 30, 2012, a decrease of $8.5 million, compared to fee related earnings of $20.8 million for the three months ended June 30, 2011. The decrease in fee related earnings is primarily attributable to the decrease in fees, partially offset by a decrease in expenses, as described above

Investment Income (Loss)

Investment loss was $5.4 million for the three months ended June 30, 2012, a decrease of $6.1 million compared to investment income of $0.7 million for the three months ended June 30, 2011.  The decrease is primarily attributable to lower net carried interest resulting from a decrease in the net asset values of certain special situations investment vehicles.

Economic Net Income (Loss)

Economic net income was $6.8 million for the three months ended June 30, 2012, a decrease of $14.6 million, compared to economic net income of $21.4 million for the three months ended June 30, 2011. The decrease is primarily attributable to the decrease in fee related earnings and to a lesser extent investment income as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from March 31, 2012 to June 30, 2012:

($ in thousands)
March 31, 2012 AUM	$16,306,200
New Capital Raised	495,500
Distributions	(480,100)
Redemptions	(250,000)
Change in Value	(110,800)
June 30, 2012 AUM	$15,960,800

AUM in our Public Markets totaled $16.0 billion at June 30, 2012, a decrease of $0.3 billion, compared to AUM of $16.3 billion at March 31, 2012. The decrease for the period was primarily due to $0.7 billion of distributions and redemptions from our funds and vehicles, partially offset by $0.5 billion of new capital raised.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from March 31, 2012 to June 30, 2012:

($ in thousands)
March 31, 2012 FPAUM	$9,251,700
New Capital Raised	494,900
Distributions	(210,400)
Redemptions	(250,000)
Change in Value	56,000
June 30, 2012 FPAUM	$9,342,200

FPAUM in our Public Markets segment was $9.3 billion at June 30, 2012 and March 31, 2012. The $0.5 billion of new capital raised was offset by $0.5 billion of distributions and redemptions from our other funds and vehicles.

Committed Dollars Invested

Committed dollars invested were $73.9 million for the three months ended June 30, 2012, a decrease of $2.9 million, compared to committed dollars invested of $76.8 million for the three months ended June 30, 2011. The decrease was due to a lower level of invested capital during the three months ended June 30, 2012 as compared with three months ended June 30, 2011.

Uncalled Commitments

As of June 30, 2012, our Public Markets segment had $1.3 billion of uncalled capital commitments that could be called for investments in new transactions.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Fees

Fees were $59.0 million for the six months ended June 30, 2012, a decrease of $7.8 million, compared to $66.8 million for the six months ended June 30, 2011.  The decrease is primarily due to a decrease in incentive fees of $14.4 million, due primarily to a lower level of income at KFN when compared to the prior period, partially offset by an increase in management fees of $7.3 million, reflecting new capital raised.

Expenses

Expenses were $31.3 million for the six months ended June 30, 2012, a decrease of $0.1 million, compared to $31.4 million for the six months ended June 30, 2011. The decrease was primarily attributable to a decrease in employee compensation and benefits of $1.2 million, due to a lower bonus accrual reflecting year-to-date performance, partially offset by higher occupancy and related charges reflecting the continued expansion of this business.

Fee Related Earnings

Fee related earnings were $27.7 million for the six months ended June 30, 2012, a decrease of $7.6 million, compared to $35.3 million for the six months ended June 30, 2011. The decrease in fee related earnings is primarily attributable to the overall decrease in fees as described above.

Investment Income (Loss)

Investment income was $3.5 million for the six months ended June 30, 2012, an increase of $1.3 million compared to investment income of $2.2 million for the six months ended June 30, 2011.  The increase was due to an increase in net carried interest primarily driven by an increase in the net asset values of certain special situation investment vehicles.

Economic Net Income

Economic net income was $30.7 million for the six months ended June 30, 2012, a decrease of $6.5 million, compared to economic net income of $37.2 million for the six months ended June 30, 2011. The decrease was due primarily to the decrease in fee related earnings, partially offset by the increase in investment income, as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2011 to June 30, 2012:

($ in thousands)
December 31, 2011 AUM	$15,380,700
New Capital Raised	990,400
Distributions	(601,900)
Redemptions	(250,000)
Change in Value	441,600
June 30, 2012 AUM	$15,960,800

AUM in our Public Markets totaled $16.0 billion at June 30, 2012, an increase of $0.6 billion, from $15.4 billion at December 31, 2011. The increase for the period was due to $1.0 billion of new capital raised and a $0.4 billion increase in the net asset value of certain investment vehicles, which was offset by $0.9 billion of distributions and redemptions from our other funds and vehicles.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2011 to June 30, 2012:

($ in thousands)
December 31, 2011 FPAUM	$8,527,600
New Capital Raised	1,006,000
Distributions	(252,800)
Redemptions	(250,000)
Change in Value	311,400
June 30, 2012 FPAUM	$9,342,200

FPAUM in our Public Markets segment was $9.3 billion at June 30, 2012, an increase of $0.8 billion, from $8.5 billion at December 31, 2011. The increase for the period was due to $1.0 billion of new capital raised, and a $0.3 billion increase in the net asset value of certain investment vehicles, which was offset by $0.5 billion of distributions and redemptions from our other funds and vehicles.

Committed Dollars Invested

Committed dollars invested were $0.3 billion for the six months ended June 30, 2012, a decrease of $0.1 billion compared to committed dollars invested of $0.4 billion for the six months ended June 30, 2011. The decrease was due to a lower level of invested capital during the six months ended June 30, 2012 as compared with six months ended June 30, 2011.

Capital Markets and Principal Activities Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—	$—	$—
Incentive Fees	—	—	—	—
Management and Incentive Fees	—	—	—	—
Monitoring and Transaction Fees:
Monitoring Fees	—	—	—	—
Transaction Fees	31,619	26,397	61,828	56,766
Fee Credits	—	—	—	—
Net Monitoring and Transaction Fees	31,619	26,397	61,828	56,766
Total Fees	31,619	26,397	61,828	56,766
Expenses
Compensation and Benefits	7,526	6,241	14,382	12,247
Occupancy and Related Charges	240	360	478	689
Other Operating Expenses	2,619	2,279	5,516	5,259
Total Expenses	10,385	8,880	20,376	18,195
Fee Related Earnings	21,234	17,517	41,452	38,571
Investment Income (Loss)
Gross Carried Interest	—	—	—	—
Less: Allocation to KKR Carry Pool	—	—	—	—
Less: Management Fee Refunds	—	—	—	—
Net Carried Interest	—	—	—	—
Other Investment Income (Loss)	344,105	148,605	762,383	578,064
Total Investment Income (Loss)	344,105	148,605	762,383	578,064
Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	365,339	166,122	803,835	616,635
Income (Loss) Attributable to Noncontrolling Interests	796	605	1,280	1,200
Economic Net Income (Loss)	$364,543	$165,517	$802,555	$615,435

Syndicated Capital	$—	$—	$250,600	$428,700

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Fees

Fees were $31.6 million for the three months ended June 30, 2012, an increase of $5.2 million, compared to fees of $26.4 million for the three months ended June 30, 2011.  Overall, we completed 21 capital markets transactions for the three months ended June 30, 2012 of which 3 represented equity offerings and 18 represented debt offerings, as compared to 22 transactions for the three months ended June 30, 2011 of which 2 represented equity offerings and 20 represented debt offerings. The fees were earned in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $10.4 million for the three months ended June 30, 2012, an increase of $1.5 million, compared to expenses of $8.9 million for the three months ended June 30, 2011. The increase was primarily due to a $1.3 million increase in compensation and benefits expense relating primarily to increased headcount.

Fee Related Earnings

Fee related earnings were $21.2 million for the three months ended June 30, 2012, an increase of $3.7 million, compared to fee related earnings of $17.5 million for the three months ended June 30, 2011. This increase was primarily related to the increase in fees as described above.

Investment Income (Loss)

Investment income was $344.1 million for the three months ended June 30, 2012, an increase of $195.5 million, compared to investment income of $148.6 million for the three months ended June 30, 2011.  The following table reflects the components of investment income (loss) for the three months ended June 30, 2012.

	Three Months Ended
	June 30,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$289,850	$33,664
Net Unrealized Gains (Losses)	42,525	108,924
Dividend Income	9,214	3,409
Interest Income	11,939	13,207
Interest Expense	(9,423)	(10,599)
Other Investment Income (Loss)	$344,105	$148,605

For the three months ended June 30, 2012, net realized gains were comprised of $295.1 million of realized gains primarily from the partial sale of private equity investments, the most significant of which were Dollar General Corporation and The Nielsen Company.  These realized gains were partially offset by $5.2 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably Alliance Boots GmbH, and to a lesser extent HCA, Inc. and Dollar General Corporation, partially offset by unrealized losses on The Nielsen Company, NXP Semiconductors N.V. and ProSiebenSat1 Media AG, as well as reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales of investments.

For the three months ended June 30, 2011, net realized gains were comprised of $32.1 million of gains from the sale of certain private equity investments, the most significant of which were Avago Technologies Limited, Rockwood Holdings, Inc. and Seven Media Group and $1.6 million of net realized gains from the sale of non-private equity investments. The net unrealized gains were comprised of $108.0 million of net unrealized appreciation of private equity investments, the most significant of which were Dollar General Corporation, The Nielsen Company, Kion GmbH and Hilcorp Resources LLC, and $0.9 million of net appreciation of non-private equity investments.

Economic Net Income (Loss)

Economic net income was $364.5 million for the three months ended June 30, 2012, an increase of $199.0 million, compared to economic net income of $165.5 million for the three months ended June 30, 2011. The increase in investment income described above was the primary contributor to the period over period increase in economic net income.

Syndicated Capital

There was no syndicated capital for the three months ended June 30, 2012 and June 30, 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Fees

Fees were $61.8 million for the six months ended June 30, 2012, an increase of $5.0 million, compared to fees of $56.8 million for the six months ended June 30, 2011.  Overall, we completed 46 capital markets transactions for the six months ended June 30, 2012 of which 7 represented equity offerings and 39 represented debt offerings, as compared to 36 transactions for the six months ended June 30, 2011 of which 5 represented equity offerings and 31 represented debt offerings. The fees were earned in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $20.4 million for the six months ended June 30, 2012, an increase of $2.2 million, compared to expenses of $18.2 million for the six months ended June 30, 2011. The increase was primarily due to a $2.2 million increase in compensation and benefits expense relating primarily to increased headcount.

Fee Related Earnings

Fee related earnings were $41.5 million for the six months ended June 30, 2012, an increase of $2.9 million, compared to fee related earnings of $38.6 million for the six months ended June 30, 2011. This increase was primarily related to the increase in fees as described above.

Investment Income (Loss)

Investment income was $762.4 million for the six months ended June 30, 2012, an increase of $184.3 million, compared to investment income of $578.1 million for the six months ended June 30, 2011.  The following table reflects the components of investment income (loss) for the six months ended June 30, 2012.

	Six Months Ended
	June 30,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$301,851	$147,597
Net Unrealized Gains (Losses)	408,185	423,540
Dividend Income	48,227	4,721
Interest Income	23,475	23,860
Interest Expense	(19,355)	(21,654)
Other Investment Income (Loss)	$762,383	$578,064

For the six months ended June 30, 2012, net realized gains were comprised of $310.0 million of realized gains primarily from the sale of private equity investments, the most significant of which were our remaining interest in Legrand Holdings S.A., as well as partial sales of Dollar General Corporation and The Nielsen Company.  These realized gains were partially offset by $8.1 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably Alliance Boots GmbH, and to a lesser extent HCA, Inc., Dollar General Corporation and NXP Semiconductors N.V., partially offset by unrealized losses on Energy Future Holdings Corp. (energy sector), The Nielsen Company, and ProSiebenSat1 Media AG, as well as reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales of investments.

For the six months ended June 30, 2011, net realized gains were comprised of $183.2 million of gains from the sale of certain private equity investments, the most significant of which were HCA, Inc. and Avago Technologies Limited, and $35.6 million of net realized losses from the sale of non-private equity investments, the most significant of which was Orient Corporation (financial services sector). The net unrealized gains were comprised of $374.4 million of net unrealized appreciation of private equity investments, the most significant of which were Dollar General Corporation, HCA, Inc., NXP Semiconductors NV and The Nielsen Company, and $49.1 million of net appreciation of non-private equity investments.

Dividend income was $48.2 million for the six months ended June 30, 2012, an increase of $43.5 million, compared to dividend income of $4.7 million for the six months ended June 30, 2011. The increase was primarily due to a $37.0 million dividend received from HCA Inc. during the six months ended June 30, 2012.  There were no comparable dividends in the comparative prior period.

Economic Net Income (Loss)

Economic net income was $802.6 million for the six months ended June 30, 2012, an increase of $187.2 million, compared to economic net income of $615.4 million for the six months ended June 30, 2011. The increase in investment income described above was the primary contributor to the period over period increase in economic net income.

Syndicated Capital

Syndicated capital was $250.6 million for the six months ended June 30, 2012, a decrease of $178.1 million compared to syndicated capital of $428.7 million for the six months ended June 30, 2011.  This decrease is primarily due to a lower level of private equity syndication activity when compared to the prior period.

Segment Book Value

The following table presents our segment statement of financial condition as June 30, 2012:

	As of June 30, 2012
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segment

Cash and short-term investments	$224,965	$13,549	$967,922	$1,206,436
Investments	—	—	5,021,774	5,021,774
Unrealized carry	657,960	5,015	—	662,975
Other assets	171,826	61,478	64,436	297,740
Total assets	$1,054,751	$80,042	$6,054,132	$7,188,925

Debt obligations	$—	$—	$500,000	$500,000
Other liabilities	126,174	18,213	22,078	166,465
Total liabilities	$126,174	$18,213	$522,078	$666,465

Noncontrolling interests	1,080	430	18,146	19,656

Book value	$927,497	$61,399	$5,513,908	$6,502,804

Book value per adjusted unit	$1.32	$0.09	$7.87	$9.28

The following table provides a reconciliation of KKR’s GAAP Common Units Outstanding to Adjusted Units.

As of
June 30, 2012
GAAP Common Units Outstanding - Basic	238,155,157
Adjustments:
Unvested Common Units(a)	16,701,915
GAAP Common Units Outstanding - Diluted	254,857,072
Adjustments:
KKR Holdings Units(b)	445,846,715
Adjusted Units	700,703,787

As of
June 30, 2012

KKR & Co. L.P. partners’ capital	$1,694,820
Plus: Noncontrolling interests held by KKR Holdings L.P.	4,795,697
Plus: Equity impact of KKR Management Holdings Corp. and other	12,287
Book value	6,502,804
Adjusted units	700,703,787
Book value per adjusted unit	$9.28

(a)   Represents equity awards granted under the Equity Incentive Plan. The issuance of common units of KKR & Co. L.P. pursuant to awards under the Equity Incentive Plan dilutes KKR common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business.

(b)   Common units that may be issued by KKR & Co. L.P. upon exchange of units in KKR Holdings L.P. for KKR common units.

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds, (iv) developing and funding new investment strategies, investment products and other growth initiatives; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our owners; and (vii) borrowings, interest payments and repayments under credit agreements, the Senior Notes and other borrowing arrangements. As of June 30, 2012, we had cash and short-term investments on a segment basis of $1,206.4 million.

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

Carried interest is distributed to the general partner of a vehicle with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns investments since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to investors in an amount sufficient to reduce remaining cost to the investments’ fair value.  As of June 30, 2012, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us, as the general partner of an investment fund upon a realization event.  For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds’ limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event.

We completed a strategic sale of 45% of our interest in Alliance Boots GmbH on August 2, 2012. The buyer of Alliance Boots has an option, but not the obligation, to purchase the remaining 55%. A portion of our Alliance Boots investment is held in an overseas alternative investment vehicle of our 2006 Fund, which vehicle had a netting hole as of June 30, 2012.  When the strategic sale was consummated in the third quarter of 2012, this vehicle filled its netting hole, which enables it to make distributions of carried interest to its general partner.  The netting hole in our 2006 Fund is not impacted by the closing of the Alliance Boots transaction.

We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

For the three and six months ended June 30, 2012, there were no borrowings made and no borrowings were outstanding as of June 30, 2012, under any of the revolving credit agreements described below. We may, however, utilize these facilities prospectively in the normal course of our operations.

•                                                                  On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the “Corporate Credit Agreement”). The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the Issuer of the Senior Notes (discussed below) became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment increased the availability for borrowings under the credit facility to $750 million. On June 22, 2012, KKR requested the issuance of a letter of credit in the amount of $14.5 million under the Corporate Credit Agreement. The beneficiary of this letter of credit is an unaffiliated third party. The letter of credit was issued on July 2, 2012 and expires on July 3, 2013. Subsequent to this letter of credit issuance, a $10.5 million sublimit for letters of credit remains available under the Corporate Credit Agreement.

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

Common Units

•                                                                  On March 27, 2012, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 1,500,000 common units of KKR & Co. L.P. to generate cash proceeds up to (i) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (ii) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units.  The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan.  The Securities and Exchange Commission declared the registration statement effective on April 11, 2012.  No common units were issued or sold under the registration statement during the three months and six months ended June 30, 2012.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies; (ii) service debt obligations, as well as any contingent liabilities that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings as described below; (v) make cash distributions in accordance with our distribution policy; (vi) underwrite commitments within our capital markets business and (vii) acquire additional principal assets. We may also require cash to fund contingent obligations including those under clawback and net- loss sharing arrangements. See “—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis.” We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of June 30, 2012:

Uncalled
Commitments
($ in thousands)
Private Markets
European Fund III	$248,400
2006 Fund	109,400
Asian Fund	63,000
Infrastructure Fund	38,800
E2 Investors (Annex Fund)	28,100
Natural Resources	13,400
China Growth Fund	6,400
Other Private Markets Commitments	3,800
Total Private Markets Commitments	511,300

Public Markets
Direct Lending Fund	46,300
Mezzanine Fund	29,400
Special Situations Vehicles	7,500
Total Public Markets Commitments	83,200

Total Uncalled Commitments	$594,500

As of June 30, 2012, KKR had unfunded commitments consisting of (i) $594.5 million to its active private equity and other investment vehicles reflected in the table above, (ii) $370.0 million to KKR North America Fund XI L.P. and KKR Asian Fund II L.P. for which the investment period has not yet commenced, subject to adjustments, (iii) $103.1 million in connection with commitments by KKR’s capital markets business related to revolving credit facilities of Portfolio Companies and other companies, (iv) $96.3 million to other investment strategies. Whether these amounts are actually funded, in whole or in part, depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

In addition to the commitments described above, KKR has earmarked approximately $550 million to fund and develop new strategies, products and initiatives including energy, real estate, special situations, and other strategies. The amounts earmarked to fund and develop new strategies, products and initiatives may be revised or terminated by KKR in its discretion from time to time.

Acquisition of Prisma Capital Partners

On June 18, 2012, KKR entered into a definitive agreement to acquire Prisma Capital Partners LP and its affiliates (“Prisma”), a provider of customized hedge fund solutions with approximately $7.8 billion in assets under management as of April 1, 2012.  The acquisition is expected to close in the fourth quarter of 2012, subject to the satisfaction or waiver of customary closing conditions.  The initial purchase price is payable by KKR at the closing is in cash.  KKR may also become obligated to make future purchase price payments in the years 2014 and 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such years.  KKR has the right in its sole discretion to pay a portion of such future purchase price payments, if any, in KKR & Co. L.P. common units rather than in cash.

Joint Venture with Stone Point Capital

On July 27, 2012, KKR entered into a partnership with Stone Point Capital (“Stone Point”), to establish KKR - SPC Merchant Advisors LLC (“Merchant Advisors”). Merchant Advisors will provide capital markets services to mid-market and sponsor-backed companies as well as make certain principal investments to support client needs. KKR and Stone Point each committed $150 million of equity, or $300 million in total, to Merchant Advisors to support its business. KKR expects that certain capital markets activities for third parties (other than KKR and its Portfolio Companies) will be principally conducted by Merchant Advisors.

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

We have entered into a tax receivable agreement with KKR Holdings requiring our intermediate holding companies to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation is an obligation of our intermediate holding companies and not of either KKR Group Partnership. As such, the cash distributions to common unitholders may vary from holders of KKR Group Partnership Units (held by KKR Holdings and our principals) to the extent payments are made under the tax receivable agreement to selling holders of KKR Group Partnership Units to date. As the payments reflect actual tax savings received by KKR entities, there may be a timing difference between the tax savings received by KKR entities and the cash payments to selling holders of KKR Group Partnership Units. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp.  As of June 30, 2012, approximately $0.2 million of cumulative cash payments have been made under the tax receivable agreement.  No amounts were paid for the three and six months ended June 30, 2012.

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

Distributions

We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. KKR does not intend to distribute net realized principal investment income, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships, KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For purposes of KKR’s distribution policy, our distributions are expected to consist of (i) FRE, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of its carry pool, and (iii) any additional distributions for certain taxes as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) noncontrolling interests, and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of our business and other matters as discussed above.

Total distributable earnings were $406.1 million and $570.2 million for the three and six months ended June 30, 2012, respectively, up from $142.9 million and $450.7 million in the comparable periods of 2011. This increase was primarily related to the increase in net realized principal investment income from the partial sales of private equity investments, partially offset by a decline in fee related earnings. See “Segment Analysis” for further discussion surrounding our principal investments and FRE. Total distributable earnings is not a measure that calculates actual distributions under KKR’s current distribution policy.

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

The following table presents our distribution calculation for the three and six months ended June 30, 2012 and 2011 as described in the preceding paragraph:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

FRE (a)	$69,772	$76,133	$143,128	$202,336
Realized cash carry	39,360	32,725	84,287	105,952
Net realized principal investment income	301,580	39,681	354,198	154,524
Less: local income taxes	(3,307)	(4,659)	(6,893)	(9,491)
Less: noncontrolling interests	(1,277)	(951)	(4,488)	(2,611)
Total Distributable Earnings	406,128	142,929	570,232	450,710

Less: net realized principal investment income	(301,580)	(39,681)	(354,198)	(154,524)

Distributed Earnings	104,548	103,248	216,034	296,186

Distributed Earnings to KKR & Co. L.P. (b)	36,401	33,639	74,201	94,742

Less: estimated current corporate income taxes	(4,268)	(8,492)	(8,290)	(23,089)

Distributed Earnings to KKR & Co. L.P., After Taxes	$32,133	$25,147	$65,911	$71,653

Distribution per KKR & Co. L.P. common unit	0.13	0.11	0.28	0.32

Outstanding KKR & Co. L.P common units	238,155,157	222,531,607

(a)   See Note 12 “Segment Reporting” of our financial statements included elsewhere in this report for a reconciliation of such measure to financial results prepared in accordance with GAAP.

(b)         Represents the amount of distributed earnings allocable to KKR & Co. L.P. based on its ownership in the KKR business as of each respective date.

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2012 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$594.5	$—	$—	$—	$594.5
Debt payment obligations (2)	—	—	—	500.0	500.0
Interest obligations on debt (3)	31.9	63.8	63.8	111.6	271.1
Underwriting Commitments (4)	—	—	—	—	—
Lending Commitments (5)	103.1	—	—	—	103.1
Lease obligations	42.7	84.8	81.6	142.8	351.9
Total	$772.2	$148.6	$145.4	$754.4	$1,820.6

(1)       These uncalled commitments represent amounts committed by us to fund a portion of the purchase price paid for each investment made by our investment funds which are actively investing. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the rates at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See “—Liquidity—Liquidity Needs.”

(2)       Represents Senior Notes which are presented gross of unamortized discount.

(3)       These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2012 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2012, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)       Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. As of June 30, 2012, there were no outstanding underwriting commitments.

(5)       Represents obligations in our capital markets business to lend under various revolving credit facilities.

In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our condensed consolidated financial statements as of June 30, 2012 relating to indemnification obligations.

The partnership documents governing our private equity funds generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors at the end of the life of the fund. Our principals are responsible for any clawback obligation relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships. As of June 30, 2012, assuming that all applicable private equity funds were liquidated at no value, the amount of carried interest distributed that would be subject to this clawback provision would be $885.7 million, of which $662.1 million would be borne by KKR and carry pool participants and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their June 30, 2012 fair values, there would have been no clawback obligation.

Our other investment vehicles, including mezzanine, infrastructure and special situations generally include clawback provisions, however, no distributions of carried interest have been made with respect to these vehicles as of June 30, 2012.

The instruments governing certain of our private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the “net loss sharing provisions,” certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of June 30, 2012, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $886.8 million as of June 30, 2012.

Unlike the “clawback” provisions, the KKR Group Partnerships will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2012. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$9,173.7	$—	$—	$—	$9,173.7
Debt payment obligations (2)	198.0	378.4	45.9	500.0	1,122.3
Interest obligations on debt (3)	76.2	90.1	66.6	111.6	344.5
Underwriting Commitments (4)	—	—	—	—	—
Lending Commitments (5)	103.1	—	—	—	103.1
Lease obligations	42.7	84.8	81.6	142.8	351.9
Total	$9,593.7	$553.3	$194.1	$754.4	$11,095.5

(1)       These uncalled commitments represent amounts committed by our consolidated investment funds, which include amounts committed by KKR and our fund investors, to fund the purchase price paid for each investment made by our investment funds which are actively investing. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the rates at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See “—Liquidity—Liquidity Needs.”

(2)       Amounts include Senior Notes, gross of unamortized discount as well as financing arrangements entered into by our consolidated funds. Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns. Such financing arrangements include $171.4 million of financing provided through total return swaps and $450.9 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns and are not direct obligations of the general partners of our private equity funds or our management companies

 (3)       These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2012 is not repaid until its maturity. Future interest rates are assumed to be those in effect as June 30, 2012, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)       Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. As of June 30, 2012, there were no outstanding underwriting commitments.

(5)       Represents obligations in our capital markets business to lend under various revolving credit facilities.

Off Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Consolidated Statement of Cash Flows

The accompanying consolidated statements of cash flows include the cash flows of our consolidated entities which, in particular, include our consolidated funds notwithstanding the fact that we may hold only a minority economic interest in those funds. The assets of our consolidated funds, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our consolidated statements of cash flows. The primary cash flow activities of our consolidated funds involve: (i) capital contributions from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds are treated as investment companies for accounting purposes, certain of these cash flow amounts are included in our cash flows from operations.

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $2.7 billion and $2.2 billion during the six months ended June 30, 2012 and 2011, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $1.9 billion during both the six months ended June 30, 2012 and 2011; (ii) net realized gains on investments of $2.0 billion and $2.4 billion during the six months ended June 30, 2012 and 2011, respectively; and (iii) change in unrealized gains (losses) on investments of $2.7 billion and $1.4 billion during the six months ended June 30, 2012 and 2011, respectively. Certain KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $39.0 million and $(33.4) million during the six months ended June 30, 2012 and 2011, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $17.4 million and $1.1 million, as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $(56.5) million and $32.3 million during the six months ended June 30, 2012 and 2011, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $(2.9) billion and $(2.0) billion during the six months ended June 30, 2012 and 2011, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeeming noncontrolling interests, of $(2.3) billion and $(1.9) billion during the six months ended June 30, 2012 and 2011, respectively; (ii) net proceeds received net of repayment of debt obligations of $(0.4) billion and $43.0 million during the six months ended June 30, 2012 and 2011, respectively; and (iii) distributions to, net of contributions by partners, of $(107.6) million and $(107.4) million during the six months ended June 30, 2012 and 2011, respectively.

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

Investments and other financial instruments are measured and carried at fair value. The majority of investments and other financial instruments are held by the consolidated KKR funds. The KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. KKR has retained the specialized accounting for the consolidated KKR funds in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments held by the KKR funds are reflected as a component of net gains (losses) from investment activities in the condensed consolidated statements of operations.

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

The carrying amount of cash and cash equivalents, cash and cash equivalents held at consolidated entities, restricted cash and cash equivalents, due from / to affiliates, other assets and accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. KKR’s debt obligations, except for KKR’s Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. The fair value for KKR’s Senior Notes was derived using Level II inputs similar to those utilized in valuing fixed income investments.

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt, and securities sold short. We classified 26.4% of total investments measured and reported at fair value as Level I at June 30, 2012.

Level II

Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are fixed income investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 7.7% of total investments measured and reported at fair value as Level II at June 30, 2012.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies and fixed income investments for which a sufficiently liquid trading market does not exist. We classified 65.9% of total investments measured and reported at fair value as Level III at June 30, 2012. The valuation of our Level III investments at June 30, 2012 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

Level III Valuation Methodologies

The majority of our Level III investments are private equity investments that are valued utilizing unobservable pricing inputs. Management’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures including EBITDA multiples and control premiums. Other measures are also used in arriving at a market comparables valuation including illiquidity discounts, the presence of significant unconsolidated assets and liabilities and any favorable or unfavorable tax attributes. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments.  Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples.  Other inputs are also used in the discounted cash flow methodology and include assumed growth rates, capital structure, risk premiums and other factors, including, if applicable, factors relating to our estimation of the most likely buyer or market participant for a hypothetical monetization event, which might include public equity offerings or a sale to a private equity investor or a strategic buyer. Also, as discussed in greater detail under “—Business Environment,” a change in interest rates could have a significant impact on valuations. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates.  Upon completion of the valuations conducted using the market comparables methodology and the discounted cash flow methodology, a weighting is ascribed to each method, and an illiquidity discount is typically applied where appropriate.  The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two methodologies.  As of June 30, 2012, the weights ascribed to the market comparables methodology and the discounted cash flow methodology for our Level III private equity investments was 48% and 52%, respectively.  As of June 30, 2012, we believe that the approach of using both the market multiples methodology and the discounted cash flow methodology resulted in valuations of our aggregate Level III private equity portfolio that were generally lower than if only the discounted cash flow methodology had been used and that were generally higher than if only the market comparables methodology had been used.  In addition, our Level III fixed income investments are valued using values obtained from dealers or market makers, and where these values are not available, fixed income investments are valued by KKR using internally developed valuation models.  Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.  As discussed above and in the notes to our financial statements, we utilize several unobservable pricing inputs and assumptions in determining the fair value of our Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if we only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. For purposes of this discussion, private equity investments include infrastructure and natural resources investments.  KKR has a valuation committee for private equity investments and a valuation committee for fixed income and other investments.  The private equity valuation committee may be assisted by subcommittees in the valuation of natural resources and real estate investments.  Each of the private equity valuation committee and the fixed income valuation committee is assisted by a valuation team, which is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued.  The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors.  These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations for all Level III investments, except for certain investments other than KKR private equity investments.  All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input from their respective valuation committees, the preliminary valuations are presented to a single committee consisting of Senior Principals involved in various aspects of the KKR business.  When these valuations are approved by this single committee after reflecting any input from it, the valuations are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

As of June 30, 2012, upon completion by the independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of the investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on certain Level III fixed income investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of June 30, 2012, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our principal investments.

As of June 30, 2012, private equity investments which represented greater than 5% of the net assets of consolidated private equity investments included: (i) Alliance Boots GmbH valued at $4.6 billion; (ii) Dollar General Corporation valued at $2.8 billion; and (iii) HCA, Inc. valued at $2.6 billion.

Revenue Recognition

Fees consist primarily of (i) monitoring and consulting fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, and (iii) transaction fees earned in connection with successful investment transactions and from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed.

Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2012, the amount subject to refund for which no liability has been recorded approximates $49.0 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

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

Due to the consolidation of the majority of our funds, the portion of our funds’ investment income that is allocable to our carried interests and capital investments is not shown in the condensed consolidated financial statements. Instead, the investment income that KKR retains in its net income, after allocating amounts to noncontrolling interests, represents the portion of its investment income that is allocable to us. Because the substantial majority of our funds are consolidated and because we hold only a minority economic interest in our funds’ investments, our share of the investment income generated by our funds’ investment activities is significantly less than the total amount of investment income presented in the condensed consolidated financial statements.

Recognition of Carried Interest in Statement of Operations

Carried interest entitles the general partner of a fund to a greater allocable share of the fund’s earnings from investments relative to the capital contributed by the general partner and correspondingly reduces noncontrolling interests’ attributable share of those earnings. Amounts earned pursuant to carried interest are included as investment income (loss) in net gains (losses) from investment activities and are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as investment losses in net gains (losses) from investment activities. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of our private equity funds, we believe that this approach results in income recognition that best reflects our periodic performance in the management of those funds.

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

Our other investment vehicles, including mezzanine, infrastructure and special situations, generally include clawback provisions; however, no distributions of carried interest have been made with respect to these vehicles as of June 30, 2012.

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

Recently Adopted Accounting Pronouncements

On January 1, 2012, KKR adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards. The ASU specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements is provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at a price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarify that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity’s holding (e.g., a blockage factor) rather than as a characteristic of the asset or liability (e.g., a control premium) is not permitted in a fair value measurement.

The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and requires disclosure of all transfers between Levels I and II in the fair value hierarchy. KKR has adopted the enhanced disclosures as of January 1, 2012.

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

There were no new accounting pronouncements that were applicable in the three months ended June 30, 2012.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:    There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC)
DATE: August 2, 2012

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
10.1	Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors).
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011; (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and June 30, 2011, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and (vi) the Notes to the Consolidated Financial Statements.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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