Form 10-Q
period 2012-09-30
KKR & Co. L.P.
filed 2012-11-02
CIK 1404912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 243,654,461 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended September 30, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate” or the negative version of these words or other comparable words. Without limiting the foregoing, statements regarding the expected synergies from the acquisition of Prisma Capital Partners LP and its affiliates may constitute forward-looking statements that are subject to the risk that the terms of these transactions may be modified, the transactions may not be completed at all or the benefits and anticipated synergies from such transactions are not realized.  Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	September 30,	December 31,
	2012	2011

Assets
Cash and Cash Equivalents	$1,278,354	$843,261
Cash and Cash Equivalents Held at Consolidated Entities	325,084	930,886
Restricted Cash and Cash Equivalents	69,582	89,828
Investments	40,940,868	37,495,360
Due from Affiliates	124,932	149,605
Other Assets	909,800	868,705
Total Assets	$43,648,620	$40,377,645

Liabilities and Equity
Debt Obligations	$1,314,845	$1,564,716
Due to Affiliates	58,191	43,062
Accounts Payable, Accrued Expenses and Other Liabilities	1,634,884	1,085,217
Total Liabilities	3,007,920	2,692,995

Commitments and Contingencies

Redeemable Noncontrolling Interests	472,837	275,507

Equity
KKR & Co. L.P. Partners’ Capital (241,407,805 and 227,150,182 common units issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	1,844,057	1,330,887
Accumulated Other Comprehensive Income (Loss)	(1,526)	(2,189)
Total KKR & Co. L.P. Partners’ Capital	1,842,531	1,328,698
Noncontrolling Interests	38,325,332	36,080,445
Total Equity	40,167,863	37,409,143
Total Liabilities and Equity	$43,648,620	$40,377,645

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Fees	$162,154	$164,808	$390,821	$514,263

Expenses
Compensation and Benefits	366,350	48,948	1,019,400	677,917
Occupancy and Related Charges	14,344	13,702	43,636	39,085
General, Administrative and Other	65,825	66,180	177,480	166,866
Total Expenses	446,519	128,830	1,240,516	883,868

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,308,613	(3,339,020)	6,997,166	467,278
Dividend Income	10,440	71,106	263,298	107,129
Interest Income	95,578	64,858	259,669	218,975
Interest Expense	(17,868)	(17,742)	(52,757)	(52,365)
Total Investment Income (Loss)	2,396,763	(3,220,798)	7,467,376	741,017

Income (Loss) Before Taxes	2,112,398	(3,184,820)	6,617,681	371,412

Income Taxes	9,612	11,535	37,777	67,923

Net Income (Loss)	2,102,786	(3,196,355)	6,579,904	303,489
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	9,994	—	18,551	—
Net Income (Loss) Attributable to Noncontrolling Interests	1,965,381	(2,952,953)	6,097,245	347,705
Net Income (Loss) Attributable to KKR & Co. L.P.	$127,411	$(243,402)	$464,108	$(44,216)

Distributions Declared per KKR & Co. L.P. Common Unit	$0.24	$0.10	$0.52	$0.42

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.53	$(1.09)	$1.98	$(0.20)
Diluted	$0.49	$(1.09)	$1.86	$(0.20)
Weighted Average Common Units Outstanding
Basic	239,696,358	222,733,648	234,876,879	218,501,107
Diluted	257,646,622	222,733,648	249,359,200	218,501,107

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income (Loss)	$2,102,786	$(3,196,355)	$6,579,904	$303,489

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	5,768	(6,689)	362	(4,968)

Comprehensive Income (Loss)	2,108,554	(3,203,044)	6,580,266	298,521

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(9,994)	—	(18,551)	—
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(1,968,908)	2,957,592	(6,096,686)	(344,202)

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$129,652	$(245,452)	$465,029	$(45,681)

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Equity	Interests
Balance at January 1, 2011	212,770,091	$1,324,530	$1,963	$34,673,549	$36,000,042	$—
Net Income (Loss)		(44,216)		347,705	303,489
Other Comprehensive Income (Loss)-Foreign Currency Translation Adjustments			(1,465)	(3,503)	(4,968)
Contribution of Net Assets of previously Unconsolidated Entities				69,600	69,600
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	10,157,372	103,695	85	(103,780)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		1,530	20		1,550
Delivery of Common Units - Equity Incentive Plan	17,205
Equity Based Compensation		11,165		375,368	386,533
Capital Contributions				3,812,856	3,812,856
Capital Distributions		(132,068)		(4,522,612)	(4,654,680)
Balance at September 30, 2011	222,944,668	$1,264,636	$603	$34,649,183	$35,914,422	$—

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Equity	Interests
Balance at January 1, 2012	227,150,182	$1,330,887	$(2,189)	$36,080,445	$37,409,143	$275,507
Net Income (Loss)		464,108		6,097,245	6,561,353	18,551
Other Comprehensive Income (Loss)-Foreign Currency Translation Adjustments			921	(559)	362
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	13,151,729	138,280	(161)	(138,119)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		1,320	(97)		1,223
Delivery of Common Units - Equity Incentive Plan	1,105,894
Equity Based Compensation		47,679		282,358	330,037
Capital Contributions				2,276,163	2,276,163	179,767
Capital Distributions		(138,217)		(6,272,201)	(6,410,418)	(988)
Balance at September 30, 2012	241,407,805	$1,844,057	$(1,526)	$38,325,332	$40,167,863	$472,837

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net Income (Loss)	$6,579,904	$303,489
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	330,037	386,533
Net Realized (Gains) Losses on Investments	(3,240,874)	(2,906,193)
Change in Unrealized (Gains) Losses on Investments	(3,756,292)	2,438,915
Other Non-Cash Amounts	(35,113)	(55,782)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	605,227	268,555
Change in Due from / to Affiliates	(31,536)	(16,091)
Change in Other Assets	48,239	(29,892)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	372,000	212,613
Investments Purchased	(8,006,391)	(6,958,884)
Cash Proceeds from Sale of Investments	11,754,084	7,248,851
Net Cash Provided (Used) by Operating Activities	4,619,285	892,114

Investing Activities
Change in Restricted Cash and Cash Equivalents	20,246	(30,998)
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(28,627)	(4,801)
Net Cash Provided (Used) by Investing Activities	(8,381)	(35,799)

Financing Activities
Distributions to Partners	(138,217)	(132,068)
Distributions to Redeemable Noncontrolling Interests	(988)	—
Contributions from Redeemable Noncontrolling Interests	179,767	—
Distributions to Noncontrolling Interests	(6,233,832)	(4,522,612)
Contributions from Noncontrolling Interests	2,276,163	3,812,856
Proceeds from Debt Obligations	519,996	79,476
Repayment of Debt Obligations	(770,924)	(1,356)
Financing Costs Paid	(7,776)	(9,535)
Net Cash Provided (Used) by Financing Activities	(4,175,811)	(773,239)

Net Increase/(Decrease) in Cash and Cash Equivalents	435,093	83,076
Cash and Cash Equivalents, Beginning of Period	843,261	738,693
Cash and Cash Equivalents, End of Period	$1,278,354	$821,769

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$124,522	$42,195
Payments for Income Taxes	$59,041	$59,680
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$330,037	$386,533
Non-Cash Distributions to Noncontrolling Interests	$38,369	$—
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$138,119	$103,780
Net Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units Including the Effect of the Tax Receivable Agreement	$1,223	$1,550
Foreign Exchange Gains (Losses) on Debt Obligations	$(901)	$—
Contribution of Net Assets of Previously Unconsolidated Entities
Investments	$—	$57,722
Cash and Cash Equivalents Held at Consolidated Entities	$—	$11,504
Due from Affiliates	$—	$4,244
Other Assets	$—	$4,164
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$8,034

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR’s principals through KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of September 30, 2012, KKR & Co. L.P. held 35.27% of the KKR Group Partnership Units and KKR’s principals held 64.73% of the KKR Group Partnership Units through KKR Holdings. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or KKR’s principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units.

The following table presents the effects of changes in the ownership interest in the KKR Group Partnerships on KKR & Co. L.P.’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss) attributable to KKR & Co. L.P.	$127,411	$(243,402)	$464,108	$(44,216)
Transfers from noncontrolling interests:
Increase in KKR & Co. L.P. partners’ capital for exchange of 2,784,209 and 413,061 for the three months ended September 30, 2012 and 2011, respectively and 13,151,729 and 10,157,372 for the nine months ended September 30, 2012 and 2011, respectively KKR Group Partnership units held by KKR Holdings, net of deferred taxes	31,308	4,224	139,342	105,330
Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings	$158,719	$(239,178)	$603,450	$61,114

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

The KKR Funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments, including majority-owned and controlled investments in portfolio companies (“Portfolio Companies”). Rather, KKR reflects their investments at fair value as described below.

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

As of September 30, 2012 and December 31, 2011, the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2012	December 31, 2011
Investments	$193,524	$61,053
Due from Affiliates, net	6,120	2,095
Maximum Exposure to Loss	$199,644	$63,148

For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. For the three and nine months ended September 30, 2012 and 2011, KKR did not provide any support other than its obligated amount.

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

(iv)                              certain of KKR’s current and former principals representing all of the capital invested by or on behalf of the general partners of KKR’s private equity funds prior to October 1, 2009 and any returns thereon; and

(v)                                 a third party in KKR’s capital markets business (representing an aggregate of 2% of the equity in the capital markets business).

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

The following table presents the calculation of Noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$4,795,697	$4,727,983	$4,342,157	$4,346,388
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	249,460	(484,879)	946,484	52,051
Other comprehensive income (loss) (b)	3,396	(4,238)	(797)	(3,165)
Impact of Exchange of KKR Holdings units to KKR & Co. L.P. units (c)	(31,203)	(4,071)	(138,119)	(103,780)
Equity Based Compensation	104,792	117,044	282,358	375,368
Capital contributions	437	692	1,658	4,698
Capital distributions	(78,106)	(63,606)	(389,268)	(382,635)
Balance at the end of the period	$5,044,473	$4,288,925	$5,044,473	$4,288,925

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

The following table presents the calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$2,102,786	$(3,196,355)	$6,579,904	$303,489
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	9,994	—	18,551	—
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	1,715,921	(2,468,074)	5,150,761	295,654
Plus: Income taxes attributable to KKR Management Holdings Corp.	7,070	8,770	28,187	56,000
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$383,941	$(719,511)	$1,438,779	$63,835
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$249,460	$(484,879)	$946,484	$52,051

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

Securities Sold Short

Whether part of a hedging transaction or a transaction in its own right, securities sold short, represent obligations of KKR to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the security in the market at the prevailing prices. The liability for such securities sold short is marked to market based on the current fair value of the underlying security at the reporting date with changes in fair value recorded as unrealized gains or losses in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the accompanying statements of financial condition.

Derivatives

Derivative contracts include forward, swap and option contracts related to foreign currencies and credit standing of reference entities to manage foreign exchange risk and credit risk arising from certain assets and liabilities. All derivatives are recognized as either Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities in the condensed consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. KKR’s derivate financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors. See Note 5, “Fair Value Measurements” for further information on KKR’s valuation techniques that involve unobservable inputs. Assets and liabilities recorded at fair value in the statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities.  The hierarchical levels defined under GAAP are as follows:

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

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a valuation committee for private equity investments and a valuation committee for fixed income and other investments.  The private equity valuation committee may be assisted by subcommittees for example in the valuation of real estate investments.  Each of the private equity valuation committee and the fixed income valuation committee is assisted by a valuation team, which is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. However, the valuation teams for natural resources and real estate investments may contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments.  The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors.  These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations for all Level III investments, except for certain investments other than KKR private equity investments.  All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to a single committee consisting of Senior Principals involved in various aspects of the KKR business.  When these valuations are approved by this single committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

As of September 30, 2012, upon completion by the independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of the investments reviewed by them were reasonable.

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

For the three and nine months ended September 30, 2012 and 2011, fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Transaction Fees	$74,168	$96,624	$161,290	$217,451
Monitoring & Consulting Fees	49,148	47,926	136,195	210,156
Management Fees	21,070	20,258	61,841	58,497
Incentive Fees	17,768	—	31,495	28,159
Total Fee Income	$162,154	$164,808	$390,821	$514,263

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

In connection with the monitoring of Portfolio Companies and certain unconsolidated funds, KKR receives reimbursement for certain expenses incurred on behalf of these entities. Costs incurred in monitoring these entities are classified as general, administrative and other expenses and reimbursements of such costs are classified as monitoring fees. In addition, certain monitoring fee provisions may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

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

Carried Interest

Carried interest entitles the general partner of a fund to a greater allocable share of the fund’s earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests’ attributable share of those earnings. Amounts earned pursuant to carried interest are included as investment income (loss) in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations and are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as investment losses in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR’s private equity funds and other investment vehicles, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. See Note 12 “Segment Reporting” for the amount of carried interest income earned or reversed for the three and nine months ended September 30, 2012 and 2011.

The agreements governing KKR’s private equity funds generally include a “clawback” or, in certain instances, a “net loss sharing” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. See Note 13 “Commitments and Contingencies”.

Carry Pool Allocation

With respect to KKR’s active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the condensed consolidated statements of operations.  See Note 12 “Segment Reporting” for the amount of carry pool allocation expense recognized or reversed for the three and nine months ended September 30, 2012 and 2011.

Tax Receivable Agreement

Certain exchanges of KKR Group Partnership Units from KKR Holdings or transferees of its KKR Group Partnership Units for KKR & Co. L.P. common units may occur pursuant to KKR’s exchange agreement. These exchanges are expected to result in an increase in KKR Management Holdings Corp.’s and its corporate subsidiary’s share of the tax basis of the tangible and intangible assets of KKR Management Holdings, a portion of which is attributable to the goodwill inherent in our business, that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and therefore reduce the amount of income tax that our intermediate holding companies would otherwise be required to pay in the future. KKR & Co. L.P. entered into a tax receivable agreement with KKR Holdings pursuant to which our intermediate holding companies will be required to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to payments under the tax receivable agreement. Although KKR is not aware of any issue that would cause the IRS to challenge a tax basis increase, neither KKR Holdings nor its transferees will reimburse KKR for any payments previously made under the tax receivable agreement if such tax basis increase, or the benefits of such increases, were successfully challenged. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp. As of September 30, 2012, approximately $0.2 million of cumulative cash payments have been made under the tax receivable agreement. No amounts were paid for the three and nine months ended September 30, 2012.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity Investments (a)	$1,250,696	$1,109,999	$508,138	$(3,888,713)	$3,200,945	$3,752,513	$2,839,163	$(2,318,353)
Fixed Income and Other (a)	8,694	153,260	(30,445)	(190,040)	65,780	198,803	19,634	(165,854)
Foreign Exchange Forward Contracts (b)	5,736	(174,299)	9,445	176,053	21,891	(129,679)	17,332	27,220
Foreign Currency Options (b)	—	(2,597)	—	6,592	(10,740)	3,939	—	(6,400)
Securities Sold Short (b)	(21,083)	(3,226)	35,177	18,720	(26,527)	(6,836)	25,704	24,885
Other Derivative Liabilities	(11,577)	(2,756)	3,959	(413)	(10,538)	(4,972)	3,959	(413)
Contingent Carried Interest Repayment Guarantee (c)	—	—	—	13,885	—	(55,937)	—	—
Foreign Exchange Gains (Losses) on Debt Obligations	307	(4,551)	—	—	540	(1,441)	—	—
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents held at Consolidated Entities	(59)	69	(1,378)	—	(477)	(98)	401	—
Total Net Gains (Losses) from Investment Activities	$1,232,714	$1,075,899	$524,896	$(3,863,916)	$3,240,874	$3,756,292	$2,906,193	$(2,438,915)

(a)                                      See Note 4 “Investments.”

(b)                                      See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)                                      See Note 13 “Commitments and Contingencies.”

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Private Equity	$36,860,169	$34,637,901	$31,953,444	$33,545,298
Fixed Income	3,035,120	2,228,210	2,902,973	2,199,390
Other	1,045,579	629,249	981,042	650,802
	$40,940,868	$37,495,360	$35,837,459	$36,395,490

As of September 30, 2012 and December 31, 2011, Investments totaling $2.4 billion and $2.2 billion, respectively were pledged as direct collateral against various financing arrangements. See Note 8 “Debt Obligations.”

As of September 30, 2012 and December 31, 2011, private equity investments which represented greater than 5% of the total private equity investments included:

	Fair Value
	September 30, 2012	December 31, 2011
Alliance Boots GmbH	$3,309,619	$2,459,263
HCA, Inc.	2,801,619	1,854,248
Dollar General Corporation	2,624,964	3,399,221
	$8,736,202	$7,712,732

The majority of the securities underlying private equity investments represent equity securities. As of September 30, 2012 and December 31, 2011, the fair value of investments that were other than equity securities amounted to $0.8 billion and $1.9 billion, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of September 30, 2012 and December 31, 2011 including those investments and other financial instruments for which the fair value option has been elected.

Assets, at fair value:

	September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$10,598,292	$795,012	$25,466,865	$36,860,169
Fixed Income	—	1,579,895	1,455,225	3,035,120
Other	654,682	204,553	186,344	1,045,579
Total Investments	11,252,974	2,579,460	27,108,434	40,940,868

Other Derivatives	—	3,147	—	3,147
Total Assets	$11,252,974	$2,582,607	$27,108,434	$40,944,015

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$10,772,277	$1,897,363	$21,968,261	$34,637,901
Fixed Income	16,847	1,194,604	1,016,759	2,228,210
Other	284,997	248,073	96,179	629,249
Total Investments	11,074,121	3,340,040	23,081,199	37,495,360

Foreign Exchange Forward Contracts	—	114,224	—	114,224
Other Derivatives	—	490	—	490
Total Assets	$11,074,121	$3,454,754	$23,081,199	$37,610,074

Liabilities, at fair value:

	September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Securities Sold Short	$343,855	$36,841	$—	$380,696
Foreign Currency Options	—	7,842	—	7,842
Foreign Exchange Forward Contracts	—	15,455	—	15,455
Unfunded Revolver Commitments	—	1,700	—	1,700
Total Liabilities	$343,855	$61,838	$—	$405,693

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Securities Sold Short	$202,908	$—	$—	$202,908
Foreign Currency Options	—	11,736	—	11,736
Total Liabilities	$202,908	$11,736	$—	$214,644

The following tables summarize changes in private equity, fixed income, and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30, 2012
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$25,378,631	$1,136,459	$140,019	$26,655,109
Transfers In (1)	—	32,076	—	32,076
Transfers Out (2)	—	(22,839)	—	(22,839)
Purchases	611,970	319,180	30,762	961,912
Sales	(2,429,813)	(63,797)	(191)	(2,493,801)
Settlements	—	12,031	—	12,031
Net Realized Gains (Losses)	1,250,696	2,075	(1,081)	1,251,690
Net Unrealized Gains (Losses)	655,381	40,040	16,835	712,256
Balance, End of Period	$25,466,865	$1,455,225	$186,344	$27,108,434

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$1,662,956	$42,141	$16,835	$1,721,932

	Three Months Ended September 30, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$21,065,234	$938,944	$81,468	$22,085,646
Transfers In (1)	—	787	—	787
Transfers Out (2)	—	(35,630)	(19,230)	(54,860)
Purchases	1,511,546	50,531	8,589	1,570,666
Sales	(72,931)	(10,166)	(1,102)	(84,199)
Settlements	—	(218)	—	(218)
Net Realized Gains (Losses)	38,456	194	—	38,650
Net Unrealized Gains (Losses)	(920,061)	(31,783)	(5,063)	(956,907)
Balance, End of Period	$21,622,244	$912,659	$64,662	$22,599,565

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$(893,749)	$(26,917)	$(3,244)	$(923,910)

(1)                                  The Transfers In noted in the tables above for fixed income investments are principally attributable to certain corporate credit investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)                                  The Transfers Out noted above for fixed income and other investments are principally attributable to certain investments that experienced a significant level of market activity during the period and thus were valued using observable inputs.

	Nine Months Ended September 30, 2012
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$21,968,261	$1,016,759	$96,179	$23,081,199
Transfers In (1)	—	32,387	1,061	33,448
Transfers Out (2)	—	(35,466)	(613)	(36,079)
Purchases	1,435,288	538,043	46,988	2,020,319
Sales	(2,757,806)	(146,288)	(2,852)	(2,906,946)
Settlements	—	13,439	—	13,439
Net Realized Gains (Losses)	1,419,440	10,326	98	1,429,864
Net Unrealized Gains (Losses)	3,401,682	26,025	45,483	3,473,190
Balance, End of Period	$25,466,865	$1,455,225	$186,344	$27,108,434

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$4,566,675	$32,058	$45,699	$4,644,432

	Nine Months Ended September 30, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments

Balance, Beginning of Period	$23,172,797	$666,014	$45,188	$23,883,999
Transfers In (1)	—	129,428	—	129,428
Transfers Out (2)	(4,622,552)	(35,630)	(23,060)	(4,681,242)
Purchases	2,999,121	307,874	52,934	3,359,929
Sales	(1,791,690)	(72,279)	(5,969)	(1,869,938)
Settlements	—	(88,946)	—	(88,946)
Net Realized Gains (Losses)	1,025,699	465	210	1,026,374
Net Unrealized Gains (Losses)	838,869	5,733	(4,641)	839,961
Balance, End of Period	$21,622,244	$912,659	$64,662	$22,599,565

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$496,081	$13,984	$522	$510,587

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

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There were no transfers between Level I and Level II during the three and nine months ended September 30, 2012 and 2011, respectively.

The following table presents additional information about valuation methodologies and inputs used for investments that are measured at fair value and categorized within Level III as of September 30, 2012:

								Impact to Valuation
	Fair Value		Valuation		Weighted			from an
	September 30, 2012		Methodologies	Unobservable Input(s) (1)	Average (2)	Range		Increase in Input (3)

Private equity investments	$25,466,865	(9)	Inputs to both market comparable and discounted cash flow	Illiquidity Discount	9%	0%-20%	(6)	Decrease
				Weight Ascribed to Market Comparables	48%	0%-100%		(4)
				Weight Ascribed to Discounted Cash Flow	52%	0%-100%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	9x	4x-19x	(7)	Increase
				Enterprise Value/Forward EBITDA Multiple	9x	4x-15x	(7)	Increase
				Control Premium	0%	0%-20%	(8)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%	6%-22%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x	5x-13x		Increase

Fixed income investments	$1,455,225	(10)	Yield Analysis	Discount Margin	1369 bps	426-6371 bps		Decrease
				Yield	14%	5%-65%		Decrease
				Net Leverage	5x	1x-10x		Decrease
				Illiquidity Discount	2%	0%-20%		Decrease

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

(7)        Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio.  This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 27x and 18x, respectively.  The exclusion of this investment does not impact the weighted average.

(8)        Level III private equity investments whose valuations include a control premium represent less than 1% of total Level III private equity investments.  The valuations for the remaining investments do not include a control premium.

(9)        Amounts include $141.0 million of investments whose valuation inputs are not directly comparable to other private equity investments, and as such the inputs associated with these investments have been excluded from this table.  These investments have a fair value representing less than 1% of the total fair value of private equity investments.

(10)   Amounts include $177.0 million of investments that were valued using dealer quotes or third party valuation firms.

The table above excludes Other Investments in the amount of $186.3 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity nor fixed income investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

The various unobservable inputs used to determine the Level III valuations may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements as noted in the table above.

6. EARNINGS PER COMMON UNIT

Basic earnings per common unit are calculated by dividing Net Income (Loss) Attributable to KKR & Co. L.P. by the total weighted average number of common units outstanding during the period.

Diluted earnings per common unit is calculated by dividing Net Income (Loss) Attributable to KKR & Co. L.P. by the weighted average number of common units outstanding during the period increased to include the weighted average number of additional common units that would have been outstanding if dilutive potential common units had been issued.

For the three and nine months ended September 30, 2012 and 2011, basic and diluted earnings per common unit were calculated as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income (Loss) Attributable to KKR & Co. L.P.	$127,411	$127,411	$(243,402)	$(243,402)	$464,108	$464,108	$(44,216)	$(44,216)

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit	$0.53	$0.49	$(1.09)	$(1.09)	$1.98	$1.86	$(0.20)	$(0.20)

Total Weighted-Average Common Units Outstanding	239,696,358	257,646,622	222,733,648	222,733,648	234,876,879	249,359,200	218,501,107	218,501,107

For the three and nine months ended September 30, 2012 and 2011, KKR Holdings units have been excluded from the calculation of diluted earnings per common unit given that the exchange of these units would proportionally increase KKR & Co. L.P.’s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

For the three and nine months ended September 30, 2011, equity awards granted under the KKR & Co. L.P. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) have been excluded from the calculation of diluted earnings per common unit given the equity awards would have an anti-dilutive effect on earnings per common unit as a result of the net loss incurred for the respective periods.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other assets consist of the following:

	September 30, 2012	December 31, 2011
Due from Broker (a)	$308,990	$—
Interest and Note Receivable (b)	229,536	319,402
Unsettled Investment Sales (c)	93,326	230,970
Fixed Assets, net (d)	78,984	59,619
Deferred Tax Assets	57,788	34,125
Receivables	28,734	30,060
Deferred Financing Costs	22,479	17,691
Intangible Asset, net (e)	21,469	24,310
Deferred Transaction Costs	19,988	8,987
Prepaid Expenses	12,387	10,709
Refundable Security Deposits	7,717	8,242
Foreign Exchange Forward Contracts (f)	—	114,224
Other	28,402	10,366
	$909,800	$868,705

(a)                                  Represents amounts held at clearing brokers resulting from securities transactions.

(b)                                 Represents interest receivable and a promissory note received from a third party. The promissory note bears interest at a fixed rate of 3.0% per annum and matures on February 28, 2016.

(c)                                  Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(d)                                 Net of accumulated depreciation and amortization of $89,285 and $80,501 as of September 30, 2012 and December 31, 2011, respectively. Depreciation and amortization expense totaled $3,157 and $2,192 for the three months ended September 30, 2012 and 2011, respectively, and $8,987 and $7,501 for the nine months ended September 30, 2012 and 2011.

(e)                                  Net of accumulated amortization of $16,417 and $13,576 as of September 30, 2012 and December 31, 2011, respectively. Amortization expense totaled $947 for the three months ended September 30, 2012 and 2011 and $2,841 for the nine months ended September 30, 2012 and 2011.

(f)                                    Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. The fair value of these instruments as of September 30, 2012 was an unrealized loss of $15,455.  See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments.

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2012	December 31, 2011
Amounts Payable to Carry Pool (a)	$765,318	$448,818
Securities Sold Short (b)	380,696	202,908
Unsettled Investment Purchases (c)	215,912	49,668
Accrued Compensation and Benefits	112,741	12,744
Accounts Payable and Accrued Expenses	75,444	105,453
Interest Payable	29,533	119,337
Deferred Rent and Income	18,894	6,141
Foreign Exchange Forward Contracts (d)	15,455	—
Taxes Payable	11,242	27,259
Foreign Currency Options (e)	7,842	11,736
Due to Broker (f)	—	33,103
Fund Subscriptions Received in Advance	—	68,050
Other Liabilities	1,807	—
	$1,634,884	$1,085,217

(a)                                  Represents the amount of carried interest payable to KKR’s principals, other professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest. See Note 2 “Summary of Significant Accounting Policies.”

(b)                                 Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at September 30, 2012 and December 31, 2011 were $371,925 and $200,973, respectively.

(c)                                  Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(d)                                 Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. The fair value of these instruments as of December 31, 2011 was an unrealized gain of $114,224.  See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments.

(e)                                  Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost basis for these instruments at September 30, 2012 and December 31, 2011 was $18,746 and $18,791, respectively.

(f)                                    Represents amounts owed for securities transactions initiated at clearing brokers.

8. DEBT OBLIGATIONS

Debt obligations consist of the following:

	September 30, 2012	December 31, 2011
Investment Financing Arrangements	$816,509	$1,066,536
Senior Notes	498,336	498,180
	$1,314,845	$1,564,716

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

The remaining financing structured through the use of total return swaps of approximately $171.4 million had an expiration date in October 2012 in connection with the maturity of the underlying investment. As of September 30, 2012, the per annum rate of interest payable for the financing was 3.76%. During October 2012, KKR repaid the principal and accrued interest on the remaining outstanding financing in connection with the maturity of the underlying investment.

Approximately $182.2 million of financing was structured through the use of a syndicated term and a revolving credit facility (the “Term Facility”) that matures in August 2014. The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest is the greater of the 5-Year interest rate swap rate plus 1.75% or 4.65% for periods from March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity the interest rate is equal to one year LIBOR plus 1.75%. The per annum interest rate at September 30, 2012 on the borrowings outstanding was 2.82%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In April 2011, one of KKR’s private equity investment vehicles entered into a revolving credit facility with a major financial institution (the “Revolver Facility”) with respect to a specific private equity investment. The Revolver Facility provides for up to $50.1 million of financing and matures on the first anniversary of the agreement. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral. KKR has the option to extend the agreement for an additional two years provided the value of the investment meets certain defined financial ratios. On April 5, 2012, an agreement was made to extend the maturity of the Revolver Facility to April 4, 2014.  In addition, KKR may request to increase the commitment to the Revolver Facility up to $75.1 million, subject to lender approval and provided the value of the investment meets certain defined financial ratios. The per annum rate of interest for each borrowing under the Revolver Facility is equal to the Hong Kong interbank market rate plus 3.75%. The interest rate at September 30, 2012 on the borrowings outstanding was 4.30%. As of September 30, 2012, $40.9 million of borrowings were outstanding under the Revolver Facility. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

During May 2011, a KKR investment vehicle entered into a $200.0 million non-recourse multi-currency three-year revolving credit agreement that bears interest at LIBOR plus 2.75% (the “Mezzanine Investment Credit Agreement”). The Mezzanine Investment Credit Agreement is expected to be used to manage timing differences between capital calls from limited partners in the investment vehicle and funding of investment opportunities and to borrow in foreign currencies for purposes of hedging the foreign currency risk of non-U.S. dollar investments. On June 18, 2012, an agreement was made to extend the maturity of the Mezzanine Investment Credit Agreement to May 15, 2015.  During the nine months ended September 30, 2012, $173.1 million was drawn down and $99.2 million was repaid.  As of September 30, 2012, $125.5 million of borrowings were outstanding under the Mezzanine Investment Credit Agreement. As of September 30, 2012, the interest rate on borrowings outstanding under the Mezzanine Investment Credit Agreement was 2.93%. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

In November 2011, a KKR investment vehicle entered into a $200.0 million five-year borrowing base revolving credit facility (the “Lending Partners Credit Agreement”). KKR has the option to extend the credit facility for up to two additional years. In addition, KKR may request to increase the commitment to the credit facility up to $400.0 million when the ratio of the loan commitments to committed equity capital is 1.50:1. On April 2, 2012, KKR increased the commitment to the credit facility to $400.0 million. The per annum rate of interest for each borrowing under the Lending Partners Credit Agreement ranges from LIBOR plus 1.75% for broadly syndicated loans and LIBOR plus 2.75% for all other loans until November 15, 2016 and thereafter, LIBOR plus 4.00% per annum for all loans. During the nine months ended September 30, 2012, $166.7 million was drawn down and $20.2 million was repaid.  As of September 30, 2012, $146.5 million of borrowings were outstanding under the Lending Partners Credit Agreement. As of September 30, 2012, the interest rate on borrowings outstanding under the Lending Partners Credit Agreement was 2.97%.  This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In December 2011, a KKR investment vehicle entered into a $66.5 million (€50.0 million) one-year borrowing base revolving credit facility that bears interest at LIBOR plus 1.75% (the “Investment Credit Agreement”). The Investment Credit Agreement is expected to be used to manage timing differences between capital calls and the funding of investment opportunities. During the nine months ended September 30, 2012, $30.2 million was drawn down and $26.6 million was repaid. As of September 30, 2012, no borrowings were outstanding under the Investment Credit Agreement.  This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

In January 2012, a KKR investment vehicle entered into a $200.0 million three-year borrowing base revolving credit facility (the “KKR Debt Investors II Investment Credit Agreement”). As of September 30, 2012, $150.0 million of borrowings were outstanding under the KKR Debt Investors II Investment Credit Agreement. During the nine months ended September 30, 2012, $150.0 million was drawn down. As of September 30, 2012, the interest rate on borrowings outstanding under the KKR Debt Investors II Investment Credit Agreement was 3.5%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

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

The Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the Senior Notes totaled $8.0 million for the three months ended September 30, 2012 and 2011 and $24.0 million for the nine months ended September 30, 2012 and 2011.  As of September 30, 2012, the fair value of the Senior Notes was $577.7 million.

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

On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50.0 million. This commitment has increased the availability for borrowings under the credit facility to $750.0 million. As of September 30, 2012, no borrowings were outstanding under the Corporate Credit Agreement.  For the three and nine months ended September 30, 2012, no amounts were drawn under the credit facility.

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

KCM Credit Agreement

On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.  On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017.  In addition to extending the term, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee.  Borrowings under this facility may only be used for our capital markets business. As of September 30, 2012, no borrowings were outstanding under the KCM Credit Agreement. For the three and nine months ended September 30, 2012, no amounts were drawn under the credit facility.

9. INCOME TAXES

The consolidated entities of KKR are generally treated as partnerships or disregarded entities for U.S. and non-U.S. tax purposes.  However, certain consolidated subsidiaries are treated as corporations for U.S. and non-U.S tax purposes and are therefore subject to U.S. federal, state and/or local income taxes and/or non-U.S. taxes at the entity-level.  In addition, certain consolidated entities which are treated as partnerships for U.S. tax purposes are subject to the New York City Unincorporated Business Tax or other local taxes.  KKR’s tax provision therefore reflects taxes from each of these sources and amounted to $9.6 million and $11.5 million for the three months ended September 30, 2012 and 2011, respectively and $37.8 million and $67.9 million for the nine months ended September 30, 2012 and 2011, respectively.

The effective tax rate was 0.46% and (0.36)% for the three months ended September 30, 2012 and 2011, respectively and 0.57% and 18.29% for the nine months ended September 30, 2012 and 2011, respectively. The negative effective tax rate for the three months ended September 30, 2011 was due to a net loss before taxes on a consolidated basis. The effective tax rate differs from the statutory rate for the three and nine months ended September 30, 2012 and 2011, respectively, primarily due to the following: (a) a substantial portion of the reported net income (loss) before taxes is attributable to noncontrolling interests held in consolidated entities or through KKR Holdings, (b) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain subsidiaries that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (c) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and nine month period ending September 30, 2012, there were no material changes to KKR’s uncertain tax positions. KKR believes that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
KKR Holdings Principal Awards	$68,309	$91,647	$202,977	$269,530
KKR Holdings Restricted Equity Units	4,346	672	8,650	13,452
Equity Incentive Plan Units	17,366	6,813	47,678	11,164
Discretionary Compensation	32,136	24,726	70,732	92,387
Total	$122,157	$123,858	$330,037	$386,533

KKR Holdings Equity Awards—Principal Awards

KKR principals and certain non-employee consultants and service providers received grants of KKR Holdings units which are exchangeable for KKR Group Partnership Units. These units are subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of September 30, 2012, KKR Holdings owns approximately 64.7%, or 443,062,506 of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 443,062,506 KKR Holdings units have been legally allocated, but the allocation of 26,576,878 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

As of September 30, 2012, there was approximately $179.5 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 0.9 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of KKR Holdings’ unvested equity based awards granted to KKR principals from January 1, 2012 through September 30, 2012 are presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	91,741,793	$7.66
Granted	7,895,091	9.67
Vested	(2,058,907)	11.37
Forfeited	(559,167)	8.14
Balance, September 30, 2012	97,018,810	$7.74

The weighted average remaining vesting period over which unvested units are expected to vest is 1.1 years.

The following table summarizes the remaining vesting tranches for KKR principals:

Vesting Date	Units
October 1, 2012	30,077,698
April 1, 2013	1,326,446
October 1, 2013	29,966,330
April 1, 2014	1,291,702
October 1, 2014	29,966,373
April 1, 2015	1,291,757
October 1, 2015	1,818,961
April 1, 2016	30,000
October 1, 2016	1,234,543
April 1, 2017	15,000
97,018,810

KKR Holdings Equity Awards—Restricted Equity Units

Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel. These grants will be funded by KKR Holdings and will not dilute KKR’s interests in the KKR Group Partnerships. The vesting of these restricted equity units occur in installments up to five years from the date of grant.  Units granted to professionals, support staff and other personnel are measured and recognized on a basis similar to KKR Holdings equity awards granted to principals and certain non-employee consultants and service providers except that the fair value of a KKR & Co. L.P. common unit at the time of grant is not discounted for the lack of participation rights in expected distributions since certain unvested units are entitled to distributions.

As of September 30, 2012, there was approximately $4.8 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 0.9 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of KKR Holdings’ unvested restricted equity units granted to KKR professionals, support staff, and other personnel from January 1, 2012 through September 30, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	2,812,497	$10.90
Granted	—	—
Vested	(228,412)	13.71
Forfeited	(90,779)	10.67
Balance, September 30, 2012	2,493,306	$10.65

The weighted average remaining vesting period over which unvested units are expected to vest is 0.6 years.

A summary of the remaining vesting tranches of KKR Holdings’ restricted equity awards granted to KKR professionals, support staff, and other personnel is presented below:

Vesting Date	Units
October 1, 2012	1,408,256
April 1, 2013	207,309
October 1, 2013	262,208
April 1, 2014	178,847
October 1, 2014	255,549
April 1, 2015	152,808
October 1, 2015	28,329
2,493,306

KKR & Co. L.P. 2010 Equity Incentive Plan

Under the KKR & Co. L.P. 2010 Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unit holders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of September 30, 2012, equity awards relating to 19,072,189 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan, which generally vest over a period of up to five years from the date of grant. In certain cases, these awards are subject to transfer restrictions and minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these individuals are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

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

As of September 30, 2012, there was approximately $119.5 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.5 years, using the straight line method.

A summary of the status of awards granted under the Equity Incentive Plan from January 1, 2012 through September 30, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	5,850,184	$9.69
Granted	12,998,587	9.56
Vested	(869,324)	12.52
Forfeited	(135,195)	12.02
Balance, September 30, 2012	17,844,252	$9.44

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.7 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2012	2,246,762
April 1, 2013	2,796,931
October 1, 2013	2,156,522
April 1, 2014	2,727,656
October 1, 2014	2,062,622
April 1, 2015	2,653,258
October 1, 2015	1,541,034
April 1, 2016	513,208
October 1, 2016	1,108,727
April 1, 2017	37,532
17,844,252

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

11. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	September 30, 2012	December 31, 2011
Due from Principals (a)	$—	$55,937
Due from Related Entities	84,505	53,764
Due from Portfolio Companies	40,427	39,904
Due from Affiliates	$124,932	$149,605

	September 30, 2012	December 31, 2011
Due to KKR Holdings in Connection with the Tax Receivable Agreement (b)	$55,721	$40,320
Due to Related Entities	2,470	2,742
Due to Affiliates	$58,191	$43,062

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

KKR Financial Holdings LLC (“KFN”)

KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol “KFN.” KFN is managed by KKR but is not under the common control of the Senior Principals or otherwise consolidated by KKR as control is maintained by third-party investors. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of September 30, 2012 and December 31, 2011, KFN had consolidated assets of $8.3 billion and $8.6 billion, respectively, and shareholders’ equity of $1.8 billion and $1.7 billion as of September 30, 2012 and December 31, 2011, respectively. Shares of KFN held by KKR represented less than 1% of KFN’s outstanding shares as of September 30, 2012. There were no outstanding shares of KFN held by KKR as of December 31, 2011. If KKR were to exercise all of its outstanding vested options, KKR’s ownership interest in KFN would be less than 1% of KFN’s outstanding shares as of September 30, 2012 and December 31, 2011.

Discretionary Investments

Certain of KKR’s investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with its private equity funds and other investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or investment vehicle, except that the side-by-side investments are not subject to management fees or a carried interest. The cash invested by these individuals aggregated $16.5 million and $51.9 million for the three months ended September 30, 2012 and 2011, respectively and $71.1 million and $82.0 million for the nine months ended September 30, 2012 and 2011, respectively. These investments are not included in the accompanying financial statements.

Aircraft and Other Services

Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $0.7 million and $1.4 million for the use of these aircraft for the three months ended September 30, 2012 and 2011, respectively and $3.2 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Facilities

Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR’s Menlo Park location. Payments made to this partnership were $1.7 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively and $5.1 million and $4.8 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Book Value

Book Value is a measure of the net assets of KKR’s reportable segments and is used by management primarily in assessing the unrealized value of our investment portfolio, including carried interest, as well as KKR’s overall liquidity position. Book value differs from the equivalent GAAP amounts on a consolidated basis primarily as a result of the exclusion of ownership interests attributable to KKR Holdings.

KKR’s reportable segments are presented prior to giving effect to the allocation of income (loss) between KKR and KKR Holdings and as such represents KKR’s business in total.

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended September 30, 2012:

	As of and for the Three Months Ended September 30, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$105,035	$21,448	$—	$126,483
Incentive fees	—	17,768	—	17,768
Management and incentive fees	105,035	39,216	—	144,251

Monitoring and transaction fees:
Monitoring fees	29,969	—	—	29,969
Transaction fees	32,788	8,780	33,696	75,264
Fee credits (1)	(26,293)	(5,414)	—	(31,707)
Net monitoring and transaction fees	36,464	3,366	33,696	73,526
Total fees	141,499	42,582	33,696	217,777

Expenses
Compensation and benefits	48,905	13,997	8,438	71,340
Occupancy and related charges	12,049	1,343	213	13,605
Other operating expenses	35,885	3,897	2,346	42,128
Total expenses	96,839	19,237	10,997	127,073
Fee related earnings	44,660	23,345	22,699	90,704

Investment income (loss)
Gross carried interest	391,168	19,568	—	410,736
Less: Allocation to KKR carry pool (2)	(161,805)	(7,828)	—	(169,633)
Less: Management fee refunds (3)	(61,499)	—	—	(61,499)
Net carried interest	167,864	11,740	—	179,604
Other investment income (loss)	1,779	25	239,072	240,876
Total investment income (loss)	169,643	11,765	239,072	420,480

Income (loss) before noncontrolling interests in income of consolidated entities	214,303	35,110	261,771	511,184
Income (loss) attributable to noncontrolling interests (4)	444	233	633	1,310

Economic net income (loss)	$213,859	$34,877	$261,138	$509,874

Total Assets	$1,228,471	$112,664	$6,246,123	$7,587,258

Book Value	$1,104,611	$82,820	$5,707,350	$6,894,781

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

(3)                      Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2012, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

(4)                    Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended September 30, 2012:

	As of and for the Three Months Ended September 30, 2012
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$217,777	$(55,623)	$162,154
Expenses(b)	$127,073	$319,446	$446,519
Investment income (loss)(c)	$420,480	$1,976,283	$2,396,763
Income (loss) before taxes	$511,184	$1,601,214	$2,112,398
Income (loss) attributable to redeemable noncontrolling interests	$—	$9,994	$9,994
Income (loss) attributable to noncontrolling interests	$1,310	$1,964,071	$1,965,381
Total Assets(d)	$7,587,258	$36,061,362	$43,648,620
Book Value (e)	$6,894,781	$(5,052,250)	$1,842,531

(a)                    The fees adjustment primarily represents (i) the elimination of management fees of $105,413 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $30,611 upon consolidation of the KKR Funds, (iii) inclusion of reimbursable expenses of $8,783 and (iv) other adjustments of $10,396.

(b)                   The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $122,157 (ii) allocations to the carry pool of $169,633, (iii) inclusion of reimbursable expenses of $11,221, (iv) operating expenses of $13,492 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $2,943.

(c)                    The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $1,745,151 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $169,633, and (iii) exclusion of management fee refunds of $61,499.

(d)                   Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                    The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $5,044,473 and the equity impact of KKR Management Holdings Corp. equity and other of $7,777.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended September 30, 2012
Net income (loss) attributable to KKR & Co. L.P.	$127,411
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	249,460
Plus: Equity based compensation	122,157
Plus: Amortization of intangibles and other, net	1,234
Plus: Income taxes	9,612
Economic net income (loss)	509,874
Plus: Income attributable to segment noncontrolling interests	1,310
Less: Investment income (loss)	420,480
Fee related earnings	$90,704

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended September 30, 2011:

	As of and for the Three Months Ended September 30, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$106,748	$27,301	$—	$134,049
Incentive fees	—	—	—	—
Management and incentive fees	106,748	27,301	—	134,049

Monitoring and transaction fees:
Monitoring fees	20,892	—	—	20,892
Transaction fees	40,196	3,760	54,675	98,631
Fee credits (1)	(27,229)	(1,564)	—	(28,793)
Net monitoring and transaction fees	33,859	2,196	54,675	90,730
Total fees	140,607	29,497	54,675	224,779

Expenses
Compensation and benefits	47,390	12,144	7,129	66,663
Occupancy and related charges	11,273	1,097	305	12,675
Other operating expenses	40,768	3,807	2,624	47,199
Total expenses	99,431	17,048	10,058	126,537
Fee related earnings	41,176	12,449	44,617	98,242

Investment income (loss)
Gross carried interest	(360,282)	(6,105)	—	(366,387)
Less: Allocation to KKR carry pool (2)	148,749	2,442	—	151,191
Less: Management fee refunds (3)	21,115	—	—	21,115
Net carried interest	(190,418)	(3,663)	—	(194,081)
Other investment income (loss)	(1,942)	288	(492,758)	(494,412)
Total investment income (loss)	(192,360)	(3,375)	(492,758)	(688,493)

Income (loss) before noncontrolling interests in income of consolidated entities	(151,184)	9,074	(448,141)	(590,251)
Income (loss) attributable to noncontrolling interests (4)	790	164	886	1,840

Economic net income (loss)	$(151,974)	$8,910	$(449,027)	$(592,091)

Total Assets	$901,260	$69,131	$5,439,360	$6,409,751

Book Value	$686,520	$47,387	$4,875,790	$5,609,697

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

(3)                      Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2011, the amount subject to refund for which no liability was recorded was approximately $81.2 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

(4)                    Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended September 30, 2011:

	As of and for the Three Months Ended September 30, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$224,779	$(59,971)	$164,808
Expenses(b)	$126,537	$2,293	$128,830
Investment income (loss)(c)	$(688,493)	$(2,532,305)	$(3,220,798)
Income (loss) before taxes	$(590,251)	$(2,594,569)	$(3,184,820)
Income (loss) attributable to redeemable noncontrolling interests	$—	$—	$—
Income (loss) attributable to noncontrolling interests	$1,840	$(2,954,793)	$(2,952,953)
Total Assets(d)	$6,409,751	$32,224,011	$38,633,762
Book Value (e)	$5,609,697	$(4,344,458)	$1,265,239

(a)                    The fees adjustment primarily represents (i) the elimination of management fees of $113,791 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $26,786 upon consolidation of the KKR Funds, (iii) inclusion of reimbursable expenses of $15,368 and (iv) other adjustments of $11,666.

(b)                   The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $123,858 (ii) allocations to the carry pool of ($151,191), (iii) inclusion of reimbursable expenses of $15,368, (iv) operating expenses of $13,736 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $522.

(c)                    The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment loss of $2,359,999 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of ($151,191), and (iii) exclusion of management fee refunds of ($21,115).

(d)                   Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                    The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,288,925 and the equity impact of KKR Management Holdings Corp. equity and other of $55,533.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended September 30, 2011
Net income (loss) attributable to KKR & Co. L.P.	$(243,402)
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	(484,879)
Plus: Equity based compensation	123,858
Plus: Amortization of intangibles and other, net	797
Plus: Income taxes	11,535
Economic net income (loss)	(592,091)
Plus: Income attributable to segment noncontrolling interests	1,840
Less: Investment income (loss)	(688,493)
Fee related earnings	$98,242

The following table presents the financial data for KKR’s reportable segments as of and for the nine months ended September 30, 2012:

	As of and for the Nine Months Ended September 30, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$319,117	$65,635	$—	$384,752
Incentive fees	—	31,495	—	31,495
Management and incentive fees	319,117	97,130	—	416,247

Monitoring and transaction fees:
Monitoring fees	83,577	—	—	83,577
Transaction fees	55,223	12,521	95,524	163,268
Fee credits (1)	(59,641)	(8,098)	—	(67,739)
Net monitoring and transaction fees	79,159	4,423	95,524	179,106
Total fees	398,276	101,553	95,524	595,353

Expenses
Compensation and benefits	139,382	34,608	22,820	196,810
Occupancy and related charges	36,487	4,127	691	41,305
Other operating expenses	103,790	11,754	7,862	123,406
Total expenses	279,659	50,489	31,373	361,521
Fee related earnings	118,617	51,064	64,151	233,832

Investment income (loss)
Gross carried interest	1,137,459	25,515	—	1,162,974
Less: Allocation to KKR carry pool (2)	(463,485)	(10,207)	—	(473,692)
Less: Management fee refunds (3)	(135,011)	—	—	(135,011)
Net carried interest	538,963	15,308	—	554,271
Other investment income (loss)	(559)	(10)	1,001,455	1,000,886
Total investment income (loss)	538,404	15,298	1,001,455	1,555,157

Income (loss) before noncontrolling interests in income of consolidated entities	657,021	66,362	1,065,606	1,788,989
Income (loss) attributable to noncontrolling interests (4)	3,098	787	1,913	5,798

Economic net income (loss)	$653,923	$65,575	$1,063,693	$1,783,191

Total Assets	$1,228,471	$112,664	$6,246,123	$7,587,258

Book Value	$1,104,611	$82,820	$5,707,350	$6,894,781

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

(3)                      Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2012, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

(4)                    Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the nine months ended September 30, 2012:

	As of and for the Nine Months Ended September 30, 2012
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$595,353	$(204,532)	$390,821
Expenses(b)	$361,521	$878,995	$1,240,516
Investment income (loss)(c)	$1,555,157	$5,912,219	$7,467,376
Income (loss) before taxes	$1,788,989	$4,828,692	$6,617,681
Income (loss) attributable to redeemable noncontrolling interests	$—	$18,551	$18,551
Income (loss) attributable to noncontrolling interests	$5,798	$6,091,447	$6,097,245
Total Assets(d)	$7,587,258	$36,061,362	$43,648,620
Book Value (e)	$6,894,781	$(5,052,250)	$1,842,531

(a)                    The fees adjustment primarily represents (i) the elimination of management fees of $322,911 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $65,761 upon consolidation of the KKR Funds, (iii) inclusion of reimbursable expenses of $17,369 and (iv) other adjustments of $35,249.

(b)                   The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $330,037 (ii) allocations to the carry pool of $473,692, (iii) inclusion of reimbursable expenses of $25,096, (iv) operating expenses of $39,102 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $11,068.

(c)                    The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $5,303,516 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $473,692, and (iii) exclusion of management fee refunds of $135,011.

(d)                   Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)                    The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $5,044,473 and the equity impact of KKR Management Holdings Corp. equity and other of $7,777.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Nine Months Ended September 30, 2012
Net income (loss) attributable to KKR & Co. L.P.	$464,108
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	946,484
Plus: Equity based compensation	330,037
Plus: Amortization of intangibles and other, net	4,785
Plus: Income taxes	37,777
Economic net income (loss)	1,783,191
Plus: Income attributable to segment noncontrolling interests	5,798
Less: Investment income (loss)	1,555,157
Fee related earnings	$233,832

The following table presents the financial data for KKR’s reportable segments as of and for the nine months ended September 30, 2011:

	As of and for the Nine Months Ended September 30, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$323,684	$64,144	$—	$387,828
Incentive fees	—	28,159	—	28,159
Management and incentive fees	323,684	92,303	—	415,987

Monitoring and transaction fees:
Monitoring fees	141,972	—	—	141,972
Transaction fees	101,506	7,845	111,441	220,792
Fee credits (1)	(110,129)	(3,867)	—	(113,996)
Net monitoring and transaction fees	133,349	3,978	111,441	248,768
Total fees	457,033	96,281	111,441	664,755

Expenses
Compensation and benefits	139,570	33,967	19,376	192,913
Occupancy and related charges	32,792	2,870	994	36,656
Other operating expenses	115,076	11,649	7,883	134,608
Total expenses	287,438	48,486	28,253	364,177
Fee related earnings	169,595	47,795	83,188	300,578

Investment income (loss)
Gross carried interest	170,096	(2,978)	—	167,118
Less: Allocation to KKR carry pool (2)	(69,106)	1,191	—	(67,915)
Less: Management fee refunds (3)	(15,594)	—	—	(15,594)
Net carried interest	85,396	(1,787)	—	83,609
Other investment income (loss)	(185)	598	85,306	85,719
Total investment income (loss)	85,211	(1,189)	85,306	169,328

Income (loss) before noncontrolling interests in income of consolidated entities	254,806	46,606	168,494	469,906
Income (loss) attributable to noncontrolling interests (4)	1,885	480	2,086	4,451

Economic net income (loss)	$252,921	$46,126	$166,408	$465,455

Total Assets	$901,260	$69,131	$5,439,360	$6,409,751

Book Value	$686,520	$47,387	$4,875,790	$5,609,697

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

(3)       Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2011, the amount subject to refund for which no liability was recorded was approximately $81.2 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

(4)      Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the nine months ended September 30, 2011:

	As of and for the Nine Months Ended September 30, 2011
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$664,755	$(150,492)	$514,263
Expenses(b)	$364,177	$519,691	$883,868
Investment income (loss)(c)	$169,328	$571,689	$741,017
Income (loss) before taxes	$469,906	$(98,494)	$371,412
Income (loss) attributable to redeemable noncontrolling interests	$––	$––	$––
Income (loss) attributable to noncontrolling interests	$4,451	$343,254	$347,705
Total Assets(d)	$6,409,751	$32,224,011	$38,633,762
Book Value (e)	$5,609,697	$(4,344,458)	$1,265,239

(a)     The fees adjustment primarily represents (i) the elimination of management fees of $329,331 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $110,655 upon consolidation of the KKR Funds, (iii) inclusion of reimbursable expenses of $29,631 and (iv) other adjustments of $38,553.

(b)     The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan, which amounted to $386,533, (ii) allocations to the carry pool of $67,915, (iii) inclusion of reimbursable expenses of $29,631, (iv) operating expenses of $31,183 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $4,429.

(c)     The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $488,180 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $67,915, and (iii) exclusion of management fee refunds of $15,594.

(d)     Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)       The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,288,925 and the equity impact of KKR Management Holdings Corp. equity and other of $55,533.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Nine Months Ended September 30, 2011
Net income (loss) attributable to KKR & Co. L.P.	$(44,216)
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	52,051
Plus: Equity based compensation	386,533
Plus: Amortization of intangibles and other, net	3,164
Plus: Income taxes	67,923
Economic net income (loss)	465,455
Plus: Income attributable to segment noncontrolling interests	4,451
Less: Investment income (loss)	169,328
Fee related earnings	$300,578

13. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s investment or financing strategies. KKR is in compliance with its debt covenants in all material respects.

Investment Commitments

As of September 30, 2012, KKR had unfunded commitments consisting of (i) $802.7 million to its active private equity and other investment vehicles, (ii) $125.0 million to KKR Asian Fund II L.P. for which the investment period has not yet commenced, subject to adjustment, and (iii) $163.9 million in connection with commitments by KKR’s capital markets business related to credit facilities of Portfolio Companies and other companies.  Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

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

Certain KKR principals who received carried interest distributions prior to October 1, 2009 with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners’ clawback obligations. KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to October 1, 2009, up to a maximum of $223.6 million. As of September 30, 2012, no amounts are due with respect to the clawback obligation required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships.  KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

As of September 30, 2012, the amount of carried interest that is subject to this clawback provision was $1,056.8 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their September 30, 2012 fair values, there would have been no clawback obligation.

The instruments governing certain of KKR’s private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the “net loss sharing provisions,” certain of KKR’s private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of September 30, 2012, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $653.5 million as of September 30, 2012.

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

In August 1999, KKR and certain of its current and former personnel as well as the investment partnership which made an investment were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno’s, Inc. (“Bruno’s”), one of KKR’s former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno’s in an August 1995 subordinated notes offering relating to the acquisition and in Bruno’s subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In 2009, the action was remanded to the Alabama State Court and subsequently consolidated for pretrial purposes with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which was pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. In August 2011, the Alabama Supreme Court denied KKR’s petition seeking permission to appeal certain rulings made by the Alabama State Court when denying in part the motion to dismiss. In October 2011, the plaintiffs’ investment adviser filed an amended motion to dismiss a third-party complaint filed by KKR and other defendants asserting a contribution claim against the plaintiffs’ investment adviser, which was granted, without prejudice, in October 2012. In December 2011, KKR filed a petition for a writ of certiorari in the United States Supreme Court seeking permission to appeal the Alabama Supreme Court’s denial of KKR’s petition. In January 2012, the Alabama State Court granted a motion to sever the action from the related action against the underwriters of the subordinated notes. In May 2012, the United States Supreme Court denied KKR’s petition for a writ of certiorari.  Discovery is ongoing in the action.

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

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs’ motion. On September 7, 2011, the court granted plaintiffs’ motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs’ proposed fifth amended complaint but denied plaintiffs’ motion seeking leave to file a proposed fifth amended complaint. The court stated that it will entertain a renewed motion by plaintiffs to file a proposed fifth amended complaint at the close of the third phase of discovery. The third phase of discovery permitted by the court has been completed.  On June 14, 2012, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints.  On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint.  On July 18, 2012, the court granted in part and denied in part defendants’ motion to dismiss, dismissing certain previously released claims against certain defendants. On July 23, 2012, defendants, including KKR, filed motions for summary judgment, which has been fully briefed.

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

In July 2012, KKR received a subpoena from the New York State Attorney General’s Office seeking information and documents concerning the waiver or deferral of management fees with respect to funds where KKR or its affiliate serves or served as such a fund’s general partner.

Moreover, in the ordinary course of business KKR is subject to governmental and regulatory examinations or investigations and also is and can be both the defendant and the plaintiff in numerous actions with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR’s funds.

KKR establishes an accrued liability for litigation, regulatory and other matters only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. For one or more of the matters described above for which a loss is both probable and reasonably estimable, we have estimated the aggregate amount of losses attributable to KKR to be approximately $32.5 million. We believe such losses should be, in whole or in part, subject to insurance and/or indemnity, which we believe will reduce any ultimate loss. This estimate is based upon information available as of October 31, 2012 and is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

At this time, management has not concluded whether the final resolution of any of the matters above will have a material effect upon the consolidated financial statements.

14. REGULATORY CAPITAL REQUIREMENTS

KKR has a registered broker-dealer which is subject to the minimum net capital requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”). Additionally, KKR has an entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority, another entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Japan subject to the Financial Services Authority of Japan, and another entity based in Mumbai which is subject to capital requirements of the Reserve Bank of India. All of these broker dealer entities have continuously operated in excess of their respective minimum regulatory capital requirements.

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At September 30, 2012, approximately $77.0 million of cash at our registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

15. SUBSEQUENT EVENTS

Acquisition of Prisma Capital Partners

On October 1, 2012, KKR closed its previously announced acquisition of 100% of the equity interests of Prisma Capital Partners LP and its affiliates (“Prisma”). Prisma is a provider of customized hedge fund solutions mainly through the management of fund of fund portfolios with approximately $8.1 billion in assets under management as of September 30, 2012. The initial purchase price was payable by KKR at the closing in cash. KKR may also become obligated to make future purchase price payments in the years 2014 and 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such years.  KKR has the right in its sole discretion to pay a portion of such future purchase price payments, if any, in KKR & Co. L.P. common units rather than in cash.

In accordance with GAAP, the acquisition of Prisma will be accounted for as a business combination which requires that the consideration exchanged and net assets acquired be recorded at their respective fair values at the date of acquisition. Intangible assets acquired in the acquisition are expected to consist primarily of certain management contracts providing economic rights to management and incentive fees from existing assets managed by Prisma.

KKR is currently in the process of determining the purchase accounting impact of the acquisition including the amounts recognized as of the closing date for each major class of assets acquired and liabilities assumed.

Distribution

A distribution of $0.24 per KKR & Co. L.P. common unit was announced on October 26, 2012 and will be paid on November 20, 2012 to unitholders of record as of the close of business on November 5, 2012.  KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

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

Overview

Led by Henry Kravis and George Roberts, we are a leading global investment firm with $66.3 billion in AUM as of September 30, 2012 and a 36-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

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

The table below presents information as of September 30, 2012 relating to our private equity funds and other Private Markets investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after September 30, 2012.

	Investment Period		Amount
(Amounts in millions, except percentages)	Commencement Date	End Date	Commitment	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost	Remaining Fair Value
Private Markets

Private Equity Funds
North America Fund XI	9/2012	9/2018	$5,941.5	$5,941.5	4.1%	$—	$—	$—	$—
China Growth Fund	11/2010	11/2016	1,010.0	674.9	1.0%	335.1	—	335.1	404.5
E2 Investors (Annex Fund)	8/2009	11/2012	535.8	381.6	4.2%	154.2	—	154.2	280.2
European Fund III	3/2008	3/2014	5,901.5	2,926.9	4.6%	2,974.6	—	2,974.6	3,298.9
Asian Fund	7/2007	7/2013	3,983.2	860.5	2.5%	3,122.7	732.0	2,612.9	4,551.2
2006 Fund	9/2006	9/2012	17,642.2	1,315.2	2.1%	16,327.0	7,539.4	11,887.2	15,798.2
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	2,140.0	4,223.2	4,508.4
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	7,391.9	3,239.0	4,897.6
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,325.6	95.2	466.0
Total Private Equity Funds			49,850.4	12,100.6		37,749.8	26,128.9	25,521.4	34,205.0

Co-Investment Vehicles	Various	Various	2,133.5	220.5	Various	1,913.0	1,574.7	1,431.5	2,268.3
Total Private Equity			51,983.9	12,321.1		39,662.8	27,703.6	26,952.9	36,473.3

Energy & Infrastructure
Natural Resources	Various	Various	1,222.9	802.1	Various	420.8	26.3	412.1	322.7
Infrastructure	Various	Various	1,041.2	791.7	4.8%	249.5	1.7	249.5	257.1
Co-Investment Vehicles	Various	Various	1,862.4	679.8	Various	1,182.6	131.2	1,182.6	1,367.7
Energy & Infrastructure Total			4,126.5	2,273.6		1,852.9	159.2	1,844.2	1,947.5

Private Markets Total			$56,110.4	$14,594.7		$41,515.7	$27,862.8	$28,797.1	$38,420.8

The tables below present information as of September 30, 2012 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which proceeds, excluding current income like dividends and interest, have been realized. This data does not reflect additional capital raised since September 30, 2012 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

	Amount		Fair Value of Investments			Gross		Multiple of Invested
Private Markets Investment Fund	Commitment	Invested	Realized	Unrealized	Total Value	IRR*	Net IRR*	Capital**
($ in Millions)
Total Investments
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.6	—	12,476.6	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.0	—	50,269.0	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,325.6	466.0	8,791.6	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	7,391.9	4,897.6	12,289.5	22.5%	16.2%	2.0
European Fund II (2005) (2)	5,750.8	5,750.8	2,140.0	4,508.4	6,648.4	3.0%	1.7%	1.2
2006 Fund (2006)	17,642.2	16,327.0	7,539.4	15,798.2	23,337.6	9.6%	6.9%	1.4
Asian Fund (2007)	3,983.2	3,122.7	732.0	4,551.2	5,283.2	20.4%	13.7%	1.7
European Fund III (2008) (2)	5,901.5	2,974.6	—	3,298.9	3,298.9	5.0%	-1.1%	1.1
E2 Investors (Annex Fund) (2009) (2)(3)	535.8	154.2	—	280.2	280.2	N/A	N/A	N/A
China Growth Fund (2010) (3)	1,010.0	335.1	—	404.5	404.5	N/A	N/A	N/A
Natural Resources (2010) (3)	1,222.9	420.8	26.3	322.7	349.0	N/A	N/A	N/A
Infrastructure (2010) (3)	1,041.2	249.5	1.7	257.1	258.8	N/A	N/A	N/A
North America Fund XI (2012) (3)	5,941.5	—	—	—	—	N/A	N/A	N/A
Subtotal - Included Funds	52,114.5	38,420.1	26,156.9	34,784.8	60,941.7	14.6%	10.1%	1.6

All Funds	$68,589.0	$54,894.6	$76,425.9	$34,784.8	$111,210.7	25.7%	19.0%	2.0

Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.6	—	12,476.6	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.0	—	50,269.0	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	2,681.1	8,325.6	466.0	8,791.6	29.8%	26.0%	3.3
Millennium Fund (2002)	6,000.0	4,024.5	7,073.3	3,353.8	10,427.1	38.5%	29.5%	2.6
European Fund II (2005) (2)	5,750.8	2,322.8	2,001.8	2,423.5	4,425.3	13.9%	12.2%	1.9
2006 Fund (2006)	17,642.2	4,253.0	7,504.7	5,224.7	12,729.4	27.7%	24.7%	3.0
Asian Fund (2007)	3,983.2	688.3	732.0	627.7	1,359.7	20.3%	17.7%	2.0
European Fund III (2008) (2)	5,901.5	—	—	—	—	—	—	—
E2 Investors (Annex Fund) (2009) (2)	535.8	—	—	—	—	—	—	—
China Growth Fund (2010)	1,010.0	—	—	—	—	—	—	—
Natural Resources (2010)	1,222.9	—	—	—	—	—	—	—
Infrastructure (2010)	1,041.2	—	—	—	—	—	—	—
North America Fund XI (2012)	5,941.5	—	—	—	—	—	—	—
Subtotal - Included Funds	52,114.5	13,969.7	25,637.4	12,095.7	37,733.1	28.9%	24.4%	2.7

All Realized/Partially Realized Investments	$68,589.0	$30,444.2	$75,906.4	$12,095.7	$88,002.1	26.2%	21.3%	2.9

(1)    These funds are not included in the KKR business.

(2)    The capital commitments of the European Fund, the European Fund II, the European Fund III and the Annex Fund include euro-denominated commitments of €196.5 million, €2,597.2 million, €2,788.8 million and €165.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2012 in the case of unfunded commitments.

(3)    The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to September 30, 2012.  None of the Annex Fund, China Growth Fund, Natural Resources, Infrastructure or North America Fund XI have invested for at least 36 months as of September 30, 2012. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)    Investments are considered partially realized when proceeds, excluding current income like dividends and interest, have been realized. None of the European Fund III, Annex Fund, China Growth Fund, Natural Resources, Infrastructure or North America Fund XI have realized proceeds from invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

In addition as of September 30, 2012, we raised a total of $4.0 billion of capital for our Asian Fund II, inclusive of general partner commitments.  Such amounts are not reflected in the tables above, as such commitments will not contribute to AUM until we are entitled to receive fees or a carried interest in accordance with our definition of AUM and consequently are not included in AUM as of September 30, 2012.

Public Markets

Through the Public Markets segment, we manage KKR Financial Holdings LLC (“KFN”), a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies and (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending. These funds, vehicles and accounts are managed by KKR Asset Management LLC, an SEC registered investment adviser.

Beginning October 1, 2012, we also provide customized hedge fund solutions mainly through the management of fund of funds portfolios through Prisma Capital Partners LP, an SEC registered investment adviser.

We generally review our performance in the Public Markets segment by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. In certain cases these strategies have meaningful track records and may be compared to widely-known indices. The following chart presents information regarding these leveraged loan and high yield bond strategies from inception to September 30, 2012.  Our other credit and equity strategies do not have a comparable widely-known index or have only begun investing more recently and therefore have not developed meaningful track records and thus their performance is not included below. Past performance is no guarantee of future results.

Inception-to-Date Annualized Performance vs. Benchmark by Strategy (1)

September 30, 2012

(1)     Performance calculated from the date of inception specified above to September 30, 2012. The Benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the “S&P/LSTA Loan Index”) and the Bank of America Merrill Lynch High Yield Master II Index (the “BoAML HY Master II Index” and, together with the S&P/LSTA Loan Index, the “Indices”). The S&P/LSTA Loan Index is an index that comprises all loans that meet the inclusion criteria and that have marks from the LSTA/LPC mark-to-market service. The inclusion criteria consist of the following: (i) syndicated term loan instruments consisting of term loans (both amortizing and institutional), acquisition loans (after they are drawn down) and bridge loans; (ii) secured; (iii) U.S. dollar denominated; (iv) minimum term of one year at inception; and (v) minimum initial spread of LIBOR plus 1.25%. The BoAML HY Master II Index is a market value weighted index of below investment grade U.S. dollar denominated corporate bonds publicly issued in the U.S. domestic market. “Yankee” bonds (debt of foreign issuers issued in the U.S. domestic market) are included in the BoAML HY Master II Index provided that the issuer is domiciled in a country having investment grade foreign currency long-term debt rating. Qualifying bonds must have maturities of one year or more, a fixed coupon schedule and minimum outstanding of US$100 million. In addition, issues having a credit rating lower than BBB3, but not in default, are also included. The indices do not reflect the reinvestment of income or dividends and the indices are not subject to management fees, incentive allocations or expenses. It is not possible to invest directly in unmanaged indices.

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

The table below presents information as of September 30, 2012 relating to our Public Markets investment vehicles.

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate		Incentive Fee / Carried Interest	Preferred Return	Duration of Capital

KFN	$1,629	$1,629	1.75%		25.00%	8.00%	Permanent (1)
Leveraged Credit:
Leveraged Credit SMAs/Funds	3,494	3,494	0.50-1.00%		N/A	N/A	Subject to Redemptions
CLO’s	6,879	688	0.50%		N/A	N/A	10-14 Years (3)
Total Leveraged Credit	10,373	4,182
Alternative Credit (2)	3,244	2,939	0.75-1.50%	(4)	10.00-20.00%	8.00-12.00%	8-15 Years (3)
Long/Short Equities	390	290	1.25%-1.50%		17.50-20.00%	N/A	Subject to Redemptions
Other:
Corporate Capital Trust (5)	661	661	1.00%		10.0%	7.00%	7 years
Strategic Capital Funds (SCF) (6)	211	211	0.25%		N/A	N/A	In managed wind down
Total Other	872	872

Total	$16,508	$9,912

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

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia and elsewhere in the world.  At the moment, the current global economic environment remains uncertain.  Europe has experienced negative growth trends as sovereign debt concerns have affected consumer and business behavior which may push the region into recession.  Ongoing austerity and deleveraging in the developed world are likely to persist in the near-term, which may lead to increased volatility in the global capital markets. These events in Europe are also affecting global growth. If one or more Eurozone members were to leave the Eurozone, the functioning of Europe’s single market currency could be undermined which would cause a deeper and more damaging impact on the global economy. Growth in Asia has slowed, particularly in China, one of the largest trading partners of Europe and the United States.  While low inflation has currently allowed Chinese authorities to ease monetary conditions, rising commodities prices could cause the central bank in China to tighten monetary policy which could further impair growth.  The U.S. economy has grown at a moderate rate this year, but key indicators of sustainable growth remain under pressure.  For example, while unemployment has declined, the unemployment rate remains elevated and consumer and business spending has been cautious.  Furthermore, in 2013 a variety of United States tax rates are scheduled to increase simultaneously with automatic reductions in United States federal government spending and by some estimates the United States federal government may reach its statutory debt limit in early 2013.  A severe tightening of fiscal policy and the uncertainty about the resolution of these fiscal issues may further slow U.S. economic growth and adversely impact the global economy.  In light of the weakness in the global economy, sluggish domestic growth and fiscal uncertainty, many of our portfolio companies remain cautious with respect to investments and hiring and have lower expectations for near term growth. Moreover, the level of transaction activity this year has slowed with both global and North America merger and acquisition volume declining relative to 2011.  We have experienced a decline in our transaction volume in 2012, which in turn tends to result in a reduced amount of transaction fees and investment gains.

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

Notwithstanding the trends described above, global equity markets rose during the three months ended September 30, 2012, with the S&P 500 Index up 6.4% and the MSCI World Index up 6.8%. Volatility decreased during the quarter as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, beginning the quarter at 17.1 and ending at 15.7 on September 30, 2012.  The below-investment grade credit markets also appreciated, with the S&P/LSTA Leveraged Loan Index and the BofA Merrill Lynch High Yield Master II Index increasing 3.4% and 4.6% during the three months ended September 30, 2012, respectively.

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

Finally, conditions in commodity markets impact the performance of our portfolio companies in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. For example, crude oil prices rose about 8% during the quarter ended September 30, 2012 after falling more than 15% in the previous quarter.  Meanwhile the spot price of the GSCI Agriculture Index rose 14% during the quarter ended September 30, 2012 after falling 1% the previous quarter.  If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase or suffer from a decline in commodity prices.  In particular, our Private Markets portfolio contains several energy-related investments whose values are influenced by natural gas prices.  Consequently as natural gas prices decline, the valuations of these energy-related investments in Private Markets have also declined.  Furthermore, as we make additional  investments in the oil and gas industry, the value of our portfolio may become increasingly sensitive to oil and gas prices.

Basis of Financial Presentation

The unaudited condensed consolidated financial statements include the accounts of our management and capital markets companies, certain variable interest entities, the general partners of certain unconsolidated co-investment vehicles and the general partners of our private equity and fixed income funds and their respective consolidated funds, where applicable.

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. As of September 30, 2012 our Private Markets segment included eleven consolidated investment funds and thirteen unconsolidated co-investment vehicles. Our Public Markets segment included eight consolidated investment vehicles and eleven unconsolidated vehicles.

When an entity is consolidated, we reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated entity on a gross basis. For example, the majority of the economic interests in a consolidated fund, which are held by third party investors, are reflected as noncontrolling interests. While the consolidation of a consolidated fund does not have an effect on the amounts of net income attributable to KKR or KKR’s partners’ capital that KKR reports, the consolidation does significantly impact the financial statement presentation. This is due to the fact that the assets, liabilities, fees, expenses and investment income of the consolidated funds are reflected on a gross basis while the allocable share of those amounts that are attributable to noncontrolling interests are reflected as single line items. The single line items in which the assets, liabilities, fees, expenses and investment income attributable to noncontrolling interests are recorded are presented as noncontrolling interests on the condensed consolidated statements of financial condition and net income attributable to noncontrolling interests on the condensed consolidated statements of operations. For a further discussion of our consolidation policies, see “—Critical Accounting Policies—Consolidation.”

Key Financial Measures

Fees

Fees consist primarily of (i) monitoring and consulting fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts and (iii) transaction fees earned in connection with successful investment transactions and from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

Fees reported in our unaudited condensed consolidated financial statements do not include the management or incentive fees that we earn from consolidated funds, because those fees are eliminated in consolidation. However, because those management fees are earned from, and funded by, third-party investors who hold noncontrolling interests in the consolidated funds, net income attributable to KKR is increased by the amount of the management fees that are eliminated in consolidation. Accordingly, while the consolidation of funds impacts the amount of fees that are recognized in our financial statements, it does not affect the ultimate amount of net income attributable to KKR or KKR’s partners’ capital.

For a further discussion of our fee policies, see “—Critical Accounting Policies—Revenue Recognition.”

Expenses

Compensation and Benefits

Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards and carry pool allocations.

All KKR principals and other employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as Compensation and Benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are funded by KKR and certain consolidated entities and result in customary Compensation and Benefits expense, cash bonuses that are paid to certain of KKR’s most senior employees are funded by KKR Holdings L.P. (“KKR Holdings”) with distributions that it receives on its KKR Group Partnership units. To the extent that distributions received by these individuals exceed the amounts that they are otherwise entitled to through their vested units in KKR Holdings, this excess is funded by KKR Holdings and reflected in Compensation and Benefits in the consolidated statements of operations.

With respect to KKR’s active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. For the purpose of the discussion under “—Unaudited Condensed Consolidated Results of Operations,” these amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as Compensation and Benefits expense for KKR employees and General, Administrative and Other expense for certain non-employee consultants and service providers in the condensed consolidated statements of operations. However, for the purposes of the discussion under “—Segment Analysis” carry pool allocations are recorded as a component of Investment Income (Loss).”

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

Book Value

Book value is a measure of the net assets of KKR’s reportable segments and is used by management primarily in assessing the unrealized value of our investment portfolio, including carried interest, as well as our overall liquidity position.  We believe this measure is useful to investors as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders.  Book value differs from the equivalent GAAP amounts on a consolidated basis primarily as a result of the exclusion of ownership interests attributable to KKR Holdings.

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR’s liquidity position. We believe this measure is useful to investors as it provides additional insight into KKR’s available liquidity.  Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments.  The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated and combined statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of September 30, 2012, we had cash and short-term investments on a segment basis of

$1,438.3 million, which, with the addition of $159.9 million of liquid short-term investments, may be reconciled to cash and cash equivalents of $1,278.4 million.

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Revenues
Fees	$162,154	$164,808	$390,821	$514,263

Expenses
Compensation and Benefits	366,350	48,948	1,019,400	677,917
Occupancy and Related Charges	14,344	13,702	43,636	39,085
General, Administrative and Other	65,825	66,180	177,480	166,866
Total Expenses	446,519	128,830	1,240,516	883,868

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,308,613	(3,339,020)	6,997,166	467,278
Dividend Income	10,440	71,106	263,298	107,129
Interest Income	95,578	64,858	259,669	218,975
Interest Expense	(17,868)	(17,742)	(52,757)	(52,365)
Total Investment Income (Loss)	2,396,763	(3,220,798)	7,467,376	741,017

Income (Loss) Before Taxes	2,112,398	(3,184,820)	6,617,681	371,412

Income Taxes	9,612	11,535	37,777	67,923

Net Income (Loss)	2,102,786	(3,196,355)	6,579,904	303,489
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	9,994	—	18,551	—
Net Income (Loss) Attributable to Noncontrolling Interests	1,965,381	(2,952,953)	6,097,245	347,705
Net Income (Loss) Attributable to KKR & Co. L.P.	$127,411	$(243,402)	$464,108	$(44,216)

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Fees

Fees were $162.2 million for the three months ended September 30, 2012, a decrease of $2.6 million, compared to fees of $164.8 million for the three months ended September 30, 2011. The net decrease was primarily due to a decrease in transaction fees of $22.5 million, which was partially offset by a $17.8 million increase in incentive fees and an increase in gross monitoring fees of $1.2 million. The transaction fees we receive will depend on the amount of capital our funds and other vehicles deploy and also the amount of capital our Capital Markets business syndicates.  The decrease in transaction fees was primarily due to a reduction in fees for capital markets activities driven by a lower level of overall capital markets transaction activity, and to a lesser extent a decrease in the number and size of investments in our Private Markets segment. During the three months ended September 30, 2012 in our Private Markets segment, there were five transaction fee-generating investments with a total combined transaction value of approximately $0.6 billion as compared to six transaction fee-generating investments with a total combined transaction value of approximately $6.5 billion during the three months ended September 30, 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in incentive fees was due primarily to a higher level of income at KFN when compared to the prior period.  The increase in gross monitoring fees was primarily the result of an increase in the number of portfolio companies paying a monitoring fee. During the three months ended September 30, 2012, we had 38 portfolio companies that were paying an average monitoring fee of $0.8 million compared with 30 portfolio companies that were paying an average monitoring fee of $0.7 million during the three months ended September 30, 2011. The increase in gross monitoring fees were partially offset by a reduction in expense reimbursements of $6.6 million.

Expenses

Expenses were $446.5 million for the three months ended September 30, 2012, an increase of $317.7 million, compared to $128.8 million for the three months ended September 30, 2011. The increase was primarily due to a net increase in compensation and benefits of $317.5 million. The net increase in compensation and benefits is due primarily to net carried interest income being allocated to the carry pool for employees during the three months ended September 30, 2012 as compared to the prior period where we had net reversal of carried interest as a result of unrealized losses in our portfolio. This carry pool increase was partially offset by lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $2.3 billion for the three months ended September 30, 2012, an increase of $5.6 billion, compared to a net loss of $3.3 billion for the three months ended September 30, 2011. The increase was primarily driven by net appreciation in our private equity portfolio in the current period compared to net depreciation in our private equity portfolio in the prior period. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	September 30,
	2012	2011
	($ in thousands)
Private Equity Investments	$2,360,695	$(3,380,575)
Other Net Gains (Losses) from Investment Activities	(52,082)	41,555
Net Gains (Losses) from Investment Activities	$2,308,613	$(3,339,020)

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

	Three Months Ended
	September 30,
	2012	2011
	($ in thousands)
Realized Gains	$1,250,696	$508,138
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(1,007,575)	(528,801)
Realized Losses	—	—
Unrealized Gains from Sales of Investments and Realization of Losses (b)	—	—
Unrealized Gains from Changes in Fair Value	2,882,683	832,255
Unrealized Losses from Changes in Fair Value	(765,109)	(4,192,167)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$2,360,695	$(3,380,575)

(a)          Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)         Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

Dividend income was $10.4 million for the three months ended September 30, 2012, a decrease of $60.7 million, compared to dividend income of $71.1 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we received $4.3 million of dividends from Rockwood Holdings, Inc. (NYSE: ROC) and an aggregate of $6.1 million of dividends from other investments.  During the three months ended September 30, 2011, we received $68.3 million of dividends from Tarkett S.A. (manufacturing sector) and an aggregate of $2.8 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $95.6 million for the three months ended September 30, 2012, an increase of $30.7 million, compared to $64.9 million for the three months ended September 30, 2011. The increase primarily reflects a net increase in the level of fixed income instruments in our Public Markets investment vehicles.

Interest Expense

Interest expense was $17.9 million for the three months ended September 30, 2012, an increase of $0.2 million, compared to $17.7 million for the three months ended September 30, 2011. The increase was primarily due to a net increase in financing arrangements that are entered into by our consolidated funds with the objective of enhancing returns.

Income (Loss) Before Taxes

Due to the factors described above, principally increased gains from investment activities, income before taxes was $2.1 billion for the three months ended September 30, 2012, an increase of $5.3 billion, compared to loss before taxes of $3.2 billion for the three months ended September 30, 2011.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests was $10.0 million for the three months ended September 30, 2012, reflecting an increase in capital contributions in investment vehicles that allow for redemptions by limited partners as compared to the three months ended September 30, 2011.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $2.0 billion for the three months ended September 30, 2012, an increase of $5.0 billion, compared to a loss attributable to noncontrolling interest of $3.0 billion for the three months ended September 30, 2011. The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Fees

Fees were $390.8 million for the nine months ended September 30, 2012, a decrease of $123.5 million, compared to fees of $514.3 million for the nine months ended September 30, 2011. The net decrease was primarily due to a decrease in gross monitoring fees of $74.0 million and a decrease in gross transaction fees of $56.2 million. The decrease in gross monitoring fees was primarily the result of having no transactions comparable to the transactions that resulted in $76.6 million in fees received during the nine months ended September 30, 2011 from the termination of monitoring agreements in connection with the IPOs of HCA, Inc. (NYSE: HCA) and The Nielsen Company B.V. (NYSE: NLSN), and the sale of Seven Media Group (media sector).  Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Excluding the impact of termination payments and consulting fees, during the nine months ended September 30, 2012, we had 39 portfolio companies that were paying an average monitoring fee of $2.1 million compared with 35 portfolio companies that were paying an average monitoring fee of $1.8 million during the nine months ended September 30, 2011. The transaction fees we receive will depend on the amount of capital our funds and other vehicles deploy and also the amount of capital our Capital Markets business syndicates.  The decrease in transaction fees was primarily driven by a decrease in the size of transaction fee-generating investments in our Private Markets segment and a decrease in overall capital markets transaction activity.  During the nine months ended September 30, 2012, in our Private Markets segment there were 12 transaction fee-generating investments with a total combined transaction value of approximately $2.5 billion as compared to 11 transaction fee-generating investments with a total combined transaction value of approximately $12.9 billion during the nine months ended September 30, 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.

Expenses

Expenses were $1,240.5 million for the nine months ended September 30, 2012, an increase of $356.6 million, compared to $883.9 million for the nine months ended September 30, 2011. The increase was primarily due to a net increase in compensation and benefits of $341.5 million and an increase in other operating expenses of $15.1 million. The net increase in compensation and benefits is due primarily to the net effect of higher carried interest being allocated to the carry pool for employees during the nine months ended September 30, 2012 as compared to the prior period, partially offset by lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition.  The increase in other operating expenses was due primarily to an increase in occupancy costs reflecting the continued expansion of our business as well as an increase in the level of reimbursable expenses incurred in connection with the formation of new investment strategies and vehicles across KKR’s segments since September 30, 2011.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $7.0 billion for the nine months ended September 30, 2012, an increase of $6.5 billion, compared to net gains of $0.5 billion for the nine months ended September 30, 2011. The increase was primarily driven by a higher level of appreciation in our private equity portfolio. The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended
	September 30,
	2012	2011
	($ in thousands)
Private Equity Investments	$6,953,458	$520,810
Other Net Gains (Losses) from Investment Activities	43,708	(53,532)
Net Gains (Losses) from Investment Activities	$6,997,166	$467,278

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

	Nine Months Ended
	September 30,
	2012	2011
	($ in thousands)
Realized Gains	$3,200,945	$2,877,428
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(2,869,298)	(2,745,925)
Realized Losses	—	(38,265)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	—	30,110
Unrealized Gains from Changes in Fair Value	9,343,749	5,650,756
Unrealized Losses from Changes in Fair Value	(2,721,938)	(5,253,294)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$6,953,458	$520,810

(a)          Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)         Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

Dividend Income

Dividend income was $263.3 million for the nine months ended September 30, 2012, an increase of $156.2 million, compared to dividend income of $107.1 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we received $168.9 million of dividends from HCA, Inc., $44.7 million of dividends from TDC A/S (OMX: TDC), $24.4 million of dividends from Santander Consumer USA (financial services sector) and an aggregate of $25.3 million of dividends from other investments.  During the nine months ended September 30, 2011, we received $68.3 million of dividends from Tarkett S.A., $26.2 million of dividends from Legrand Holdings S.A (ENXTPA: LR), and an aggregate of $12.6 million of dividends from other investments. These types of dividends from portfolio companies may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $259.7 million for the nine months ended September 30, 2012, an increase of $40.7 million, compared to $219.0 million for the nine months ended September 30, 2011. The increase primarily reflects a net increase in the level of fixed income instruments in our Public Markets investment vehicles.

Interest Expense

Interest expense was $52.8 million for the nine months ended September 30, 2012, an increase of $0.4 million, compared to $52.4 million for the nine months ended September 30, 2011. The increase was primarily due to a net increase in financing arrangements that are entered into by our consolidated funds with the objective of enhancing returns.

Income (Loss) Before Taxes

Due to the factors described above, principally increased gains from investment activities, income before taxes was $6.6 billion for the nine months ended September 30, 2012, an increase of $6.2 billion, compared to income before taxes of $0.4 billion for the nine months ended September 30, 2011.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests was $18.6 million for the nine months ended September 30, 2012, reflecting an increase in capital contributions in investment vehicles that allow for redemptions by limited partners as compared to the nine months ended September 30, 2011.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $6.1 billion for the nine months ended September 30, 2012, an increase of $5.8 billion, compared to $0.3 billion for the nine months ended September 30, 2011. The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three and nine months ended September 30, 2012 and 2011. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$105,035	$106,748	$319,117	$323,684
Incentive Fees	—	—	—	—
Total Management and Incentive Fees	105,035	106,748	319,117	323,684
Monitoring and Transaction Fees:
Monitoring Fees	29,969	20,892	83,577	141,972
Transaction Fees	32,788	40,196	55,223	101,506
Fee Credits	(26,293)	(27,229)	(59,641)	(110,129)
Net Monitoring and Transaction Fees	36,464	33,859	79,159	133,349
Total Fees	141,499	140,607	398,276	457,033
Expenses
Compensation and Benefits	48,905	47,390	139,382	139,570
Occupancy and Related Charges	12,049	11,273	36,487	32,792
Other Operating Expenses	35,885	40,768	103,790	115,076
Total Expenses	96,839	99,431	279,659	287,438
Fee Related Earnings	44,660	41,176	118,617	169,595
Investment Income (Loss)
Gross Carried interest	391,168	(360,282)	1,137,459	170,096
Less: Allocation to KKR Carry Pool	(161,805)	148,749	(463,485)	(69,106)
Less: Management Fee Refunds	(61,499)	21,115	(135,011)	(15,594)
Net Carried Interest	167,864	(190,418)	538,963	85,396
Other Investment Income (Loss)	1,779	(1,942)	(559)	(185)
Total Investment Income (loss)	169,643	(192,360)	538,404	85,211
Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	214,303	(151,184)	657,021	254,806
Income (Loss) Attributable to Noncontrolling Interests	444	790	3,098	1,885
Economic Net Income (Loss)	$213,859	$(151,974)	$653,923	$252,921
Assets Under Management (Period End)	$49,771,000	$43,744,400	$49,771,000	$43,744,400
Fee Paying Assets Under Management (Period End)	$40,354,200	$37,936,800	$40,354,200	$37,936,800
Committed Dollars Invested	$623,000	$1,654,900	$1,805,500	$2,884,900
Uncalled Commitments (Period End)	$14,594,700	$11,243,600	$14,594,700	$11,243,600

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Fees

Fees were $141.5 million for the three months ended September 30, 2012, an increase of $0.9 million, compared to fees of $140.6 million for the three months ended September 30, 2011. The net increase was primarily due to an increase in gross monitoring fees of $9.1 million, partially offset by a decrease in gross transaction fees of $7.4 million. The increase in gross monitoring fees was primarily the result of an increase in the number of portfolio companies paying a monitoring fee. During the three months ended September 30, 2012, we had 38 portfolio companies that were paying an average monitoring fee of $0.8 million compared with 30 portfolio companies that were paying an average monitoring fee of $0.7 million during the three months ended September 30, 2011. The decrease in gross transaction fees was primarily the result of a decrease in the number and size of fee-generating investments completed. In the three months ended September 30, 2012, there were five transaction fee-generating investments with a total combined transaction value of approximately $0.6 billion compared to six transaction fee-generating investments with a combined transaction value of $6.5 billion during the three months ended September 30, 2011. This decrease was partially offset by a transaction fee earned in connection with the partial sale of Alliance Boots GmbH (healthcare sector). Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.

Expenses

Expenses were $96.8 million for the three months ended September 30, 2012, a decrease of $2.6 million, compared to expenses of $99.4 million for the three months ended September 30, 2011. The decrease was primarily the result of a decrease in other operating expenses related to a lower level of broken deal expenses, reflecting reduced transaction activity, partially offset by an increase in compensation and benefits and occupancy related charges reflecting the expansion of our business.

Fee Related Earnings

Fee related earnings in our Private Markets segment were $44.7 million for the three months ended September 30, 2012, an increase of $3.5 million, compared to fee related earnings of $41.2 million for the three months ended September 30, 2011. The increase was due to the increase in fees and decrease in expenses as described above.

Investment Income (Loss)

Investment income was $169.6 million for the three months ended September 30, 2012, an increase of $362.0 million, compared to an investment loss of $192.4 million for the three months ended September 30, 2011. The increase was driven primarily by a higher level of appreciation in our private equity portfolio.

The following table presents the components of net carried interest for the three months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$239,016	$79,510
Net Unrealized Gains (Losses)	151,489	(441,835)
Dividends and Interest	663	2,043
Gross carried interest	391,168	(360,282)
Less: Allocation to KKR carry pool	(161,805)	148,749
Less: Management fee refunds	(61,499)	21,115
Net carried interest	$167,864	$(190,418)

Net realized gains (losses) for the three months ended September 30, 2012 consist primarily of realized gains from the partial sale of Alliance Boots GmbH and the sale of Unisteel Technology International (technology sector).

Net realized gains (losses) for the three months ended September 30, 2011 consist primarily of the partial sales of Avago Technologies Limited (NYSE: AVGO), Dollar General Corporation (NYSE: DG) and Aricent, Inc. (technology sector).

The following table presents net unrealized gains (losses) of carried interest by investment vehicle for the three months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30,
	2012	2011
	($ in thousands)

European Fund III	54,501	(13,705)
Millennium Fund	49,064	(174,586)
European Fund II	42,884	—
Asian Fund	33,397	(37,106)
E2 Investors	6,091	(7,798)
European Fund	957	(61,863)
China Growth Fund	(5,427)	3,597
Co-Investment Vehicles and Other	(9,284)	13,814
2006 Fund	(20,694)	(164,188)
Total (a)	$151,489	$(441,835)

(a)          The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented.

For the three months ended September 30, 2012, the net unrealized gains of $151.5 million included $312.1 million attributable to net increases in the value of various portfolio companies, partially offset by $160.6 million of reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales of investments.

Of the $312.1 million of net increases in value, 28% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on HCA, Inc., The Nielsen Company B.V. and Jazz Pharmaceuticals plc. (NASDAQ: JAZZ). These increases were partially offset by decreased share prices of other publicly held investments, the most significant of which were Dollar General Corporation and Seven West Media Ltd. (AX: SWM). Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Oriental Brewery (consumer products sector) and Academy Sports and Outdoors (retail sector). The unrealized gains on our private portfolio were partially offset by unrealized losses relating to Samson Resources (energy sector), Aricent, Inc. and China International Capital Corporation (financial services sector).  The increased valuations are generally related to an increase in market comparables and individual company performance. The decreased valuations are generally related to an unfavorable business outlook.

The reversals of previously recognized net unrealized gains of $160.6 million resulted primarily from the partial sale of Alliance Boots GmbH and sale of Unisteel Technology International.

For the three months ended September 30, 2011, approximately 81% of net unrealized losses in our portfolio were attributable to a decline in the share prices of various publicly held investments, the most significant of which was HCA, Inc., and to a lesser extent The Nielsen Company B.V., Sealy Corporation (NYSE: ZZ), Far Eastern Horizon Ltd. (HK: 3360) and NXP Semiconductors NV (NASDAQ:NXPI). In addition, there were significant unrealized losses due to the reversal of previously recognized unrealized gains in connection with the partial sales of Avago Technologies Limited and Dollar General Corporation. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized losses relating to Energy Future Holdings Corp. (energy sector), Yageo Corporation (technology sector) and Visma AS (technology sector). The decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in one or more cases, an unfavorable business outlook. These unrealized losses were partially offset by unrealized gains in certain portfolio companies, with the most significant being Dollar General Corporation, a publicly held investment, and Colonial Pipeline, Inc. (energy sector), a private portfolio company.

Dividend and interest income for the three months ended September 30, 2012 consists primarily of dividends earned from Rockwood Holdings, Inc. Dividend and interest income for the three months ended September 30, 2011 consists primarily of dividends earned from Tarkett S.A. and Avago Technologies Limited. Management fee refunds represented a charge of $61.5 million for the three months ended September 30, 2012, as compared to a benefit of $21.1 million for the three months ended September 30, 2011.  The benefit in the prior period is the result of certain funds declining in value triggering the reversal of management fee refunds related to management fees earned in prior quarters.

Economic Net Income (Loss)

Economic net income (loss) in our Private Markets segment was $213.9 million for the three months ended September 30, 2012, an increase of $365.9 million, compared to an economic net loss of $152.0 million for the three months ended September 30, 2011. The increase in investment income described above was the primary contributor to the period over period increase in economic net income.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from June 30, 2012 to September 30, 2012:

( $ in thousands)
June 30, 2012	$45,528,100
New Capital Raised	5,969,100
Distributions	(2,639,800)
Net Changes in Fee Base of Certain Funds	(1,327,900)
Foreign Exchange	61,800
Change in Value	2,179,700
September 30, 2012	$49,771,000

AUM for the Private Markets segment was $49.8 billion at September 30, 2012, an increase of $4.3 billion, compared to $45.5 billion at June 30, 2012. The increase was primarily attributable to new capital raised of $6.0 billion related principally to North America Fund XI and appreciation in the market value of our private equity portfolio of $2.2 billion. These increases were partially offset by distributions in our private equity portfolio of $2.6 billion, comprised of $1.5 billion of realized gains and $1.1 billion of return of original cost, as well as a reduction in the fee base of the 2006 Fund of $1.3 billion as a result of the 2006 Fund entering its post-investment period.

The change in value in our private equity portfolio was driven primarily by net unrealized gains of $0.6 billion, $0.4 billion and $0.4 billion in our European Fund II, 2006 Fund and Asian Fund, respectively. Approximately 19% of the net change in value for the three months ended September 30, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., The Nielsen Company B.V. and Jazz Pharmaceuticals plc., which were partially offset by decreases in Dollar General Corporation and Seven West Media Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH (manufacturing sector), which were partially offset by unrealized losses on Samson Resources, China International Capital Corporation and Aricent, Inc. The increased valuations are generally related to an increase in market comparables and individual company performance. The decreased valuations are generally related to an unfavorable business outlook.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from June 30, 2012 to September 30, 2012:

($ in thousands)
June 30, 2012	$37,858,300
New Capital Raised	5,725,100
Distributions	(255,100)
Net Changes in Fee Base of Certain Funds	(3,205,400)
Foreign Exchange	210,100
Change in Value	21,200
September 30, 2012	$40,354,200

FPAUM in our Private Markets segment was $40.4 billion at September 30, 2012, an increase of $2.5 billion, compared to $37.9 billion at June 30, 2012.  The increase was primarily due to new capital raised of $5.7 billion relating primarily to North America Fund XI commencing its investment period at which time it began recognizing management fees. The increases were partially offset by the reduction in the fee base of the 2006 Fund of $3.2 billion as a result of the fund entering its post-investment period during which it earns management fees based on invested capital rather than committed capital and at a lower rate.

Committed Dollars Invested

Committed dollars invested were $0.6 billion for the three months ended September 30, 2012, a decrease of $1.1 billion, compared to committed dollars invested of $1.7 billion for the three months ended September 30, 2011.  The decrease was due to a decrease in both the number and size of private equity investments closed during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Uncalled Commitments

As of September 30, 2012, our Private Markets Segment had $14.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Fees

Fees were $398.3 million for the nine months ended September 30, 2012, a decrease of $58.7 million, compared to fees of $457.0 million for the nine months ended September 30, 2011. The net decrease was primarily due to a decrease in gross monitoring fees of $58.4 million and a decrease in gross transaction fees of $46.3 million, partially offset by a decrease in fee credits of $50.5 million. The decrease in gross monitoring fees was primarily the result of having no transactions comparable to the transactions which resulted in $76.6 million in fees received during the nine months ended September 30, 2011 from the termination of monitoring fee arrangements in connection with the IPOs of HCA, Inc. and The Nielsen Company B.V., and the sale of Seven Media Group, which impacted fee related earnings by $39.7 million net of associated fee credits.  These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Excluding the impact of termination payments, during the nine months ended September 30, 2012, we had 39 portfolio companies that were paying an average monitoring fee of $2.1 million compared with 35 portfolio companies that were paying an average monitoring fee of $1.8 million during the nine months ended September 30, 2011. The decrease in gross transaction fees was primarily the result of a decrease in the size of fee-generating investments completed. In the nine months ended September 30, 2012, there were 12 transaction fee-generating investments with a total combined transaction value of approximately $2.5 billion compared to 11 transaction fee-generating investments with a combined transaction value of $12.9 billion during the nine months ended September 30, 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. These decreases were partially offset by a decrease in credits earned by limited partners under fee sharing arrangements in our private equity funds due to the decrease in gross monitoring and transaction fees.

Expenses

Expenses were $279.7 million for the nine months ended September 30, 2012, a decrease of $7.7 million, compared to expenses of $287.4 million for the nine months ended September 30, 2011. The decrease was primarily the result of a decrease in other operating expenses related to lower levels of broken deal expenses, reflecting reduced transaction activity, partially offset by an increase in occupancy and related charges reflecting the expansion of our business.

Fee Related Earnings

Fee related earnings in our Private Markets segment were $118.6 million for the nine months ended September 30, 2012, a decrease of $51.0 million, compared to fee related earnings of $169.6 million for the nine months ended September 30, 2011. The decrease was due to the decrease in fees, partially offset by the decrease in expenses as described above.

Investment Income (Loss)

Investment income was $538.4 million for the nine months ended September 30, 2012, an increase of $453.2 million, compared to investment income of $85.2 million for the nine months ended September 30, 2011 driven primarily by a higher level of appreciation in our private equity portfolio.

The following table presents the components of net carried interest for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$559,580	$392,692
Net Unrealized Gains (Losses)	539,379	(229,066)
Dividends and Interest	38,500	6,470
Gross carried interest	1,137,459	170,096
Less: Allocation to KKR carry pool	(463,485)	(69,106)
Less: Management fee refunds	(135,011)	(15,594)
Net carried interest	$538,963	$85,396

Net realized gains (losses) for the nine months ended September 30, 2012 consist primarily of realized gains from the partial sales of Dollar General Corporation and Alliance Boots GmbH, and the sale of Legrand Holdings S.A and Unisteel Technology International.

Net realized gains (losses) for the nine months ended September 30, 2011 consist primarily of the realized gains on the partial sales of Avago Technologies Limited, Legrand Holdings S.A., Dollar General Corporation, Seven Media Group and HCA Inc.

The following table presents net unrealized gains (losses) of carried interest by investment vehicle for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30,
	2012	2011
	($ in thousands)
2006 Fund	$252,558	$(14,161)
Asian Fund	83,976	32,681
European Fund III	63,323	(5,215)
European Fund II	52,932	—
Co-Investment Vehicles and Other	50,958	38,532
Millennium Fund	45,475	(119,458)
E2 Investors	22,814	328
China Growth Fund	(5,930)	11,465
European Fund	(26,727)	(173,238)
Total (a)	$539,379	$(229,066)

(a)          The above table excludes any funds for which there were no unrealized gains (losses) of carried interest during either of the periods presented.

For the nine months ended September 30, 2012, the net unrealized gains of $539.4 million included $1,008.4 million of net unrealized gains reflecting net increases in the value of various portfolio companies which were partially offset by $469.0 million of reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales of investments.

Of the $1,008.4 million of net increases in value, 33% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on HCA, Inc., Dollar General Corporation, NXP Semiconductors NV and Jazz Pharmaceuticals plc.  These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Seven West Media Ltd. and Far Eastern Horizon Ltd.  Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Oriental Brewery and Academy Sports and Outdoors. The unrealized gains on our private portfolio were partially offset by unrealized losses relating to Samson Resources, Ambea AB (health care sector) and China International Capital Corporation. The increased valuations are generally related to an increase in market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook.

The reversals of previously recognized net unrealized gains of $469.0 million resulted primarily from the partial sale of Dollar General Corporation and Alliance Boots GmbH and the sale of Legrand Holdings S.A. and Unisteel Technology International.

For the nine months ended September 30, 2011, the net unrealized losses of $229.1 million included $323.2 million of reversals of previously recognized unrealized gains in connection with partial sales of portfolio companies which was partially offset by $94.1 million of net unrealized gains reflecting increases in the value of various portfolio companies. The reversals of previously recognized unrealized gains resulted primarily from the partial sales of Avago Technologies Limited, Legrand Holdings S.A, Dollar General Corporation, HCA, Inc. and Seven West Media Ltd. Of the $94.1 million of net increases in value, approximately 24% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on Dollar General Corporation, Jazz Pharmaceuticals, plc., and The Nielsen Company B.V. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses on HCA, Inc., Ma Anshan Modern Farming Co. Ltd. (HK: 1117), and Legrand Holdings S.A. Our private portfolio contributed the remainder of the net unrealized gains from changes in value, the most significant of which were unrealized gains on Hilcorp Resources LLC (energy sector), Oriental Brewery, Intelligence Ltd. (services sector) and Colonial Pipeline, Inc. The increased valuations, in the aggregate, generally related to improvements in individual company performance and in the case of Hilcorp Resources LLC, an increase that reflected the valuation of an agreement to exit the investment. The unrealized gains on our private portfolio were partially offset by unrealized losses on Energy Future Holdings Corp. and Biomet, Inc. (healthcare sector) reflecting decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in one or more cases, an unfavorable business outlook.

Dividend and interest income for the nine months ended September 30, 2012 consists primarily of dividends earned from HCA, Inc., TDC A/S and Santander Consumer USA. Dividend and interest income for the nine months ended September 30, 2011 consists primarily of dividends earned from Legrand Holdings S.A., Tarkett S.A., and Avago Technologies Limited. Management fee refunds amounted to $135.0 million for the nine months ended September 30, 2012, an increase of $119.4 million from the nine months ended September 30, 2011. The increase in management fee refunds primarily reflects an increased level of accrued carried interest in European Fund III and European Fund II, which triggered the recognition of a higher level of management fee refunds.

Economic Net Income

Economic net income in our Private Markets segment was $653.9 million for the nine months ended September 30, 2012, an increase of $401.0 million, compared to economic net income of $252.9 million for the nine months ended September 30, 2011. The increase in investment income described above was the primary contributor to the period over period increase in economic net income, partially offset by the decrease in fee related earnings.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2011 to September 30, 2012:

($ in thousands)
December 31, 2011	$43,627,900
New Capital Raised	6,426,000
Distributions	(5,926,800)
Net Changes in Fee Base of Certain Funds	(1,327,900)
Foreign Exchange	(1,400)
Change in Value	6,973,200
September 30, 2012	$49,771,000

AUM for the Private Markets segment was $49.8 billion at September 30, 2012, an increase of $6.2 billion, compared to $43.6 billion at December 31, 2011. The increase was primarily attributable to new capital raised of $6.4 billion related principally to North America Fund XI and appreciation in the market value of our private equity portfolio of $7.0 billion. These increases were partially offset by distributions in our private equity portfolio of $5.9 billion, comprised of $3.7 billion of realized gains and $2.2 billion of return of original cost, as well as a reduction in the fee base of the 2006 Fund of $1.3 billion as a result of the 2006 Fund entering its post-investment period.

The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $3.2 billion, $1.4 billion and $0.7 billion in our 2006 Fund, European Fund II and Asian Fund, respectively. Approximately 29% of the net change in value for the nine months ended September 30, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., Dollar General Corporation, NXP Semiconductors NV and Jazz Pharmaceuticals plc., which were partially offset by decreases in Seven West Media Ltd. and Far Eastern Horizon Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH, which were partially offset by unrealized losses on Samson Resources and Ambea AB. The increased valuations are generally related to an increase in market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2011 to September 30, 2012:

($ in thousands)
December 31, 2011	$37,869,700
New Capital Raised	6,179,700
Distributions	(538,300)
Net Changes in Fee Base of Certain Funds	(3,205,400)
Foreign Exchange	16,000
Change in Value	32,500
September 30, 2012	$40,354,200

FPAUM in our Private Markets segment was $40.4 billion at September 30, 2012, an increase of $2.5 billion, compared to $37.9 billion at December 31, 2011.  The increase was primarily attributable to new capital raised of $6.2 billion related principally to North America Fund XI. This increase was partially offset by the reduction in the fee base of the 2006 Fund of $3.2 billion as a result of the fund entering its post-investment period, during which it earns management fees based on invested capital rather than committed capital.

Committed Dollars Invested

Committed dollars invested were $1.8 billion for the nine months ended September 30, 2012, compared to $2.9 billion for the nine months ended September 30, 2011. The decrease was due to a decrease in the size of private equity investments closed during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Uncalled Commitments

As of September 30, 2012, our Private Markets Segment had $14.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and nine months ended September 30, 2012 and 2011.

	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees
Management Fees	$21,448	$27,301	$65,635	$64,144
Incentive Fees	17,768	—	31,495	28,159
Total Management and Incentive Fees	39,216	27,301	97,130	92,303
Net Monitoring and Transaction Fees
Monitoring Fees	—	—	—	—
Transaction Fees	8,780	3,760	12,521	7,845
Total Fee Credits	(5,414)	(1,564)	(8,098)	(3,867)
Net Monitoring and Transaction Fees	3,366	2,196	4,423	3,978
Total Fees	42,582	29,497	101,553	96,281
Expenses
Employee Compensation and Benefits	13,997	12,144	34,608	33,967
Occupancy and Related Charges	1,343	1,097	4,127	2,870
Other Operating Expenses	3,897	3,807	11,754	11,649
Total Expenses	19,237	17,048	50,489	48,486
Fee Related Earnings	23,345	12,449	51,064	47,795
Investment Income (Loss)
Gross Carried Interest	19,568	(6,105)	25,515	(2,978)
Less: Allocation to KKR Carry Pool	(7,828)	2,442	(10,207)	1,191
Less: Management Fee Refunds	—	—	—	—
Net Carried Interest	11,740	(3,663)	15,308	(1,787)
Other Investment Income (Loss)	25	288	(10)	598
Total Investment Income (Loss)	11,765	(3,375)	15,298	(1,189)
Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	35,110	9,074	66,362	46,606
Income (Loss) Attributable to Noncontrolling Interests	233	164	787	480
Economic Net Income (Loss)	$34,877	$8,910	$65,575	$46,126
Assets Under Management (Period End)	$16,507,700	$14,976,400	$16,507,700	$14,976,400
Fee Paying Assets Under Management (Period End)	$9,911,800	$8,284,400	$9,911,800	$8,284,400
Committed Dollars Invested	$278,300	$152,300	$558,400	$546,500
Uncalled Commitments (Period End)	$1,251,200	$1,563,600	$1,251,200	$1,563,600

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Fees

Fees were $42.6 million for the three months ended September 30, 2012, an increase of $13.1 million, compared to fees of $29.5 million for the three months ended September 30, 2011.  The increase is primarily attributable to an increase in incentive fees of $17.8 million due to a higher level of income at KFN when compared to the prior period, partially offset by a decrease in management fees of $5.9 million primarily attributable to $7.1 million of incremental management fees for the three months ended September 30, 2011 associated with the final closing of the Mezzanine Fund, when new investors paid management fees calculated from the inception of the fund.

Expenses

Expenses were $19.2 million for the three months ended September 30, 2012, an increase of $2.2 million, compared to expenses of $17.0 million for the three months ended September 30, 2011. The increase was primarily attributable to an increase in employee compensation and benefits of $1.9 million due to a higher bonus accrual reflecting improved financial performance and to a lesser extent higher occupancy and related charges reflecting the continued expansion of this business.

Fee Related Earnings

Fee related earnings were $23.3 million for the three months ended September 30, 2012, an increase of $10.9 million, compared to fee related earnings of $12.4 million for the three months ended September 30, 2011. The increase in fee related earnings is primarily attributable to the increase in incentive fees, partially offset by the increase in expenses, as described above.

Investment Income (Loss)

Investment income was $11.8 million for the three months ended September 30, 2012, an increase of $15.2 million compared to an investment loss of $3.4 million for the three months ended September 30, 2011.  The increase is primarily attributable to higher net carried interest resulting from an increase in the net asset values of certain carry-eligible investment vehicles.

Economic Net Income (Loss)

Economic net income was $34.9 million for the three months ended September 30, 2012, an increase of $26.0 million, compared to economic net income of $8.9 million for the three months ended September 30, 2011. The increase is primarily attributable to the increase in fee related earnings as well as investment income as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from June 30, 2012 to September 30, 2012:

(in thousands)
June 30, 2012	$15,960,800
New Capital Raised	435,200
Distributions	(205,700)
Redemptions	—
Change in Value	317,400
September 30, 2012	$16,507,700

AUM in our Public Markets segment totaled $16.5 billion at September 30, 2012, an increase of $0.5 billion compared to AUM of $16.0 billion at June 30, 2012. The increase for the period was primarily due to $0.4 billion of new capital raised and $0.3 billion of appreciation in the value of certain investment vehicles. These increases were partially offset by distributions of $0.2 billion.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from June 30, 2012 to September 30, 2012:

(in thousands)
June 30, 2012	$9,342,200
New Capital Raised	434,100
Distributions	(91,400)
Redemptions	—
Change in Value	226,900
September 30, 2012	$9,911,800

FPAUM in our Public Markets segment was $9.9 billion at September 30, 2012, an increase of $0.6 billion compared to FPAUM of $9.3 billion at June 30, 2012. The increase was primarily due to $0.4 billion of new capital raised as well as a $0.2 billion increase in the value of certain investment vehicles, partially offset by $0.1 billion of distributions from certain investment vehicles.

Committed Dollars Invested

Committed dollars invested were $278.3 million for the three months ended September 30, 2012, an increase of $126.0 million, compared to committed dollars invested of $152.3 million for the three months ended September 30, 2011.

Uncalled Commitments

As of September 30, 2012, our Public Markets segment had $1.3 billion of uncalled capital commitments that could be called for investments in new transactions.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Fees

Fees were $101.6 million for the nine months ended September 30, 2012, an increase of $5.3 million, compared to $96.3 million for the nine months ended September 30, 2011.  The increase is primarily due to an increase in incentive fees of $3.3 million, due primarily to a higher level of income at KFN when compared to the prior period, as well as an increase in management fees of $1.5 million, reflecting new capital raised.

Expenses

Expenses were $50.5 million for the nine months ended September 30, 2012, an increase of $2.0 million, compared to $48.5 million for the nine months ended September 30, 2011. The increase was primarily attributable to an increase of $1.2 million in occupancy and related charges reflecting the continued expansion of this business.

Fee Related Earnings

Fee related earnings were $51.1 million for the nine months ended September 30, 2012, an increase of $3.3 million, compared to $47.8 million for the nine months ended September 30, 2011. The increase in fee related earnings is primarily attributable to the overall increase in fees as described above.

Investment Income (Loss)

Investment income was $15.3 million for the nine months ended September 30, 2012, an increase of $16.5 million compared to an investment loss of $1.2 million for the nine months ended September 30, 2011.  The increase was primarily due to an increase in net carried interest driven by an increase in the net asset values of certain carry-eligible investment vehicles.

Economic Net Income

Economic net income was $65.6 million for the nine months ended September 30, 2012, an increase of $19.5 million, compared to economic net income of $46.1 million for the nine months ended September 30, 2011. The increase was due primarily to the increase in investment income, as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2011 to September 30, 2012:

(in thousands)
December 31, 2011	$15,380,700
New Capital Raised	1,425,600
Distributions	(807,600)
Redemptions	(250,000)
Change in Value	759,000
September 30, 2012	$16,507,700

AUM in our Public Markets segment totaled $16.5 billion at September 30, 2012, an increase of $1.1 billion, from $15.4 billion at December 31, 2011. The increase for the period was due to $1.4 billion of new capital raised and a $0.8 billion increase in the net asset value of certain investment vehicles, which was partially offset by $1.1 billion of distributions and redemptions from certain investment vehicles.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2011 to September 30, 2012:

(in thousands)
December 31, 2011	$8,527,600
New Capital Raised	1,440,100
Distributions	(344,200)
Redemptions	(250,000)
Change in Value	538,300
September 30, 2012	$9,911,800

FPAUM in our Public Markets segment was $9.9 billion at September 30, 2012, an increase of $1.4 billion, from $8.5 billion at December 31, 2011. The increase for the period was due to $1.4 billion of new capital raised, and a $0.5 billion increase in the net asset value of certain investment vehicles, which was partially offset by $0.6 billion of distributions and redemptions from certain investment vehicles.

Committed Dollars Invested

Committed dollars invested were $0.6 billion for the nine months ended September 30, 2012, an increase of $0.1 billion compared to committed dollars invested of $0.5 billion for the nine months ended September 30, 2011.

Capital Markets and Principal Activities Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—	$—	$—
Incentive Fees	—	—	—	—
Management and Incentive Fees	—	—	—	—
Monitoring and Transaction Fees:
Monitoring Fees	—	—	—	—
Transaction Fees	33,696	54,675	95,524	111,441
Fee Credits	—	—	—	—
Net Monitoring and Transaction Fees	33,696	54,675	95,524	111,441
Total Fees	33,696	54,675	95,524	111,441
Expenses
Compensation and Benefits	8,438	7,129	22,820	19,376
Occupancy and Related Charges	213	305	691	994
Other Operating Expenses	2,346	2,624	7,862	7,883
Total Expenses	10,997	10,058	31,373	28,253
Fee Related Earnings	22,699	44,617	64,151	83,188
Investment Income (Loss)
Gross Carried Interest	—	—	—	—
Less: Allocation to KKR Carry Pool	—	—	—	—
Less: Management Fee Refunds	—	—	—	—
Net Carried Interest	—	—	—	—
Other Investment Income (Loss)	239,072	(492,758)	1,001,455	85,306
Total Investment Income (Loss)	239,072	(492,758)	1,001,455	85,306
Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	261,771	(448,141)	1,065,606	168,494
Income (Loss) Attributable to Noncontrolling Interests	633	886	1,913	2,086
Economic Net Income (Loss)	$261,138	$(449,027)	$1,063,693	$166,408

Syndicated Capital	$24,700	$846,000	$275,300	$1,274,700

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Fees

Fees were $33.7 million for the three months ended September 30, 2012, a decrease of $21.0 million, compared to fees of $54.7 million for the three months ended September 30, 2011.  The decrease in transaction fees was primarily attributable to a lower level of syndicated capital as equity syndication transaction sizes were significantly higher for the three months ended September 30, 2011 as compared to the three months ended September 30, 2012. Overall, we completed 25 capital markets transactions for the three months ended September 30, 2012 of which 4 represented equity offerings and 21 represented debt offerings, as compared to 18 transactions for the three months ended September 30, 2011 of which 3 represented equity offerings and 15 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $11.0 million for the three months ended September 30, 2012, an increase of $0.9 million, compared to expenses of $10.1 million for the three months ended September 30, 2011. The increase was primarily due to a $1.3 million increase in compensation and benefits expense relating primarily to increased headcount.

Fee Related Earnings

Fee related earnings were $22.7 million for the three months ended September 30, 2012, a decrease of $21.9 million, compared to fee related earnings of $44.6 million for the three months ended September 30, 2011. This decrease was primarily related to the decrease in fees as described above.

Investment Income (Loss)

Investment income was $239.1 million for the three months ended September 30, 2012, an increase of $731.9 million, compared to an investment loss of $492.8 million for the three months ended September 30, 2011.  The following table reflects the components of investment income (loss) for the three months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$141,090	$75,777
Net Unrealized Gains (Losses)	93,372	(573,759)
Dividend Income	3,478	3,484
Interest Income	10,498	12,127
Interest Expense	(9,366)	(10,387)
Other Investment Income (Loss)	$239,072	$(492,758)

For the three months ended September 30, 2012, net realized gains were comprised of $146.8 million of realized gains primarily from the sale of private equity investments, the most significant of which were the partial sale of Alliance Boots GmbH and sale of Unisteel Technology International.  These realized gains were partially offset by $5.7 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably KION Group GmbH, HCA, Inc. and The Nielsen Company B.V., partially offset by unrealized losses on Samson Resources and Dollar General Corporation, as well as reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events.

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

Economic Net Income (Loss)

Economic net income was $261.1 million for the three months ended September 30, 2012, an increase of $710.1 million, compared to an economic net loss of $449.0 million for the three months ended September 30, 2011. The increase in investment income described above was the primary contributor to the period over period increase in economic net income.

Syndicated Capital

Syndicated capital was $24.7 million for the three months ended September 30, 2012, a decrease of $821.3 million compared to syndicated capital of $846.0 million for the three months ended September 30, 2011.  This decrease is primarily due to a lower level of private equity syndication activity when compared to the prior period.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Fees

Fees were $95.5 million for the nine months ended September 30, 2012, a decrease of $15.9 million, compared to fees of $111.4 million for the nine months ended September 30, 2011.  The decrease in transaction fees was primarily attributable to a lower level of syndicated capital as equity syndication transaction sizes were significantly higher for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2012. Overall, we completed 71 capital markets transactions for the nine months ended September 30, 2012 of which 11 represented equity offerings and 60 represented debt offerings, as compared to 54 transactions for the nine months ended September 30, 2011 of which 8 represented equity offerings and 46 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $31.4 million for the nine months ended September 30, 2012, an increase of $3.1 million, compared to expenses of $28.3 million for the nine months ended September 30, 2011. The increase was primarily due to a $3.4 million increase in compensation and benefits expense relating primarily to increased headcount.

Fee Related Earnings

Fee related earnings were $64.2 million for the nine months ended September 30, 2012, a decrease of $19.0 million, compared to fee related earnings of $83.2 million for the nine months ended September 30, 2011. This decrease was primarily related to the decrease in fees as described above.

Investment Income (Loss)

Investment income was $1,001.5 million for the nine months ended September 30, 2012, an increase of $916.2 million, compared to investment income of $85.3 million for the nine months ended September 30, 2011.  The following table reflects the components of investment income (loss) for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$442,941	$223,374
Net Unrealized Gains (Losses)	501,557	(150,219)
Dividend Income	51,705	8,205
Interest Income	33,973	35,987
Interest Expense	(28,721)	(32,041)
Other Investment Income (Loss)	$1,001,455	$85,306

For the nine months ended September 30, 2012, net realized gains were comprised of $455.2 million of realized gains primarily from the sale of private equity investments, the most significant of which were partial sales of Dollar General Corporation and Alliance Boots GmbH.  These realized gains were partially offset by $12.3 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably Alliance Boots GmbH, HCA, Inc., Dollar General

Corporation, NXP Semiconductors NV, and KION Group GmbH. These unrealized gains were partially offset by unrealized losses on Samson Resources and to a lesser extent, Energy Future Holdings Corp. and Seven West Media Ltd., as well as reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events.

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

Dividend income was $51.7 million for the nine months ended September 30, 2012, an increase of $43.5 million, compared to dividend income of $8.2 million for the nine months ended September 30, 2011. The increase was primarily due to a $37.0 million dividend received from HCA, Inc. during the nine months ended September 30, 2012.  There were no comparable dividends in the prior period.

Economic Net Income (Loss)

Economic net income was $1,063.7 million for the nine months ended September 30, 2012, an increase of $897.3 million, compared to economic net income of $166.4 million for the nine months ended September 30, 2011. The increase in investment income described above was the primary contributor to the period over period increase in economic net income.

Syndicated Capital

Syndicated capital was $275.3 million for the nine months ended September 30, 2012, a decrease of $999.4 million compared to syndicated capital of $1,274.7 million for the nine months ended September 30, 2011.  This decrease is primarily due to a lower level of private equity syndication activity when compared to the prior period.

Segment Book Value

The following table presents our segment statement of financial condition as September 30, 2012:

	As of September 30, 2012
	($ in thousands, except per unit amounts)
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments

Cash and short-term investments	$309,703	$23,188	$1,105,414	$1,438,305
Investments	—	—	5,077,688	5,077,688
Unrealized carry	716,512	16,755	—	733,267
Other assets	202,256	72,721	63,021	337,998
Total assets	$1,228,471	$112,664	$6,246,123	$7,587,258

Debt obligations	$—	$—	$500,000	$500,000
Other liabilities	122,520	29,242	20,146	171,908
Total liabilities	122,520	29,242	520,146	671,908

Noncontrolling interests	1,340	602	18,627	20,569

Book value	$1,104,611	$82,820	$5,707,350	$6,894,781

Book value per adjusted unit	$1.57	$0.12	$8.13	$9.82

The following table provides a reconciliation of KKR’s GAAP Common Units Outstanding to Adjusted Units:

As of
September 30, 2012
GAAP Common Units Outstanding - Basic	241,407,805
Adjustments:
Unvested Common Units(a)	17,942,542
GAAP Common Units Outstanding - Diluted	259,350,347
Adjustments:
KKR Holdings Units(b)	443,062,506
Adjusted Units	702,412,853

As of
September 30, 2012

KKR & Co. L.P. partners’ capital	$1,842,531
Plus: Noncontrolling interests held by KKR Holdings L.P.	5,044,473
Plus: Equity impact of KKR Management Holdings Corp. and other	7,777
Book value	6,894,781
Adjusted units	702,412,853
Book value per adjusted unit	$9.82

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

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds, (iv) developing and funding new investment strategies, investment products and other growth initiatives; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our owners; and (vii) borrowings, interest payments and repayments under credit agreements, the Senior Notes and other borrowing arrangements. As of September 30, 2012, we had cash and short-term investments on a segment basis of $1,438.3 million.

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) realizations on and sales of principal investments; and (iv) borrowings under our credit facilities and other borrowing arrangements. In addition, we may generate cash proceeds from sales of our common units described below.

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to investors in an amount sufficient to reduce remaining cost to the investments’ fair value.  As of September 30, 2012, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event.  For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds’ limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event.

As of September 30, 2012, netting holes existed at certain of our private equity funds, the most significant of which were our domestic 2006 Fund partnership and our European Fund II, which had netting holes of approximately $1.1 billion and $850 million, respectively.  Subsequent to September 30, 2012, Dollar General Corporation completed a secondary offering and HCA, Inc. announced a special dividend.  Pro forma for these two events, and assuming all other fair values remained the same, the netting hole in the domestic 2006 Fund partnership would be reduced to approximately $550 million.  In accordance with the criteria set forth above, our netting holes may increase or decrease in the future.

We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

For the three and nine months ended September 30, 2012, there were no borrowings made and as of September 30, 2012 no borrowings were outstanding under any of the revolving credit agreements described below. We may, however, utilize these facilities prospectively in the normal course of our operations.

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

Common Units

•      On March 27, 2012, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 1,500,000 common units of KKR & Co. L.P. to generate cash proceeds up to (i) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (ii) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units.  The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan.  The Securities and Exchange Commission declared the registration statement effective on April 11, 2012.  During the three and nine months ended September 30, 2012, 468,439 common units were issued and sold under the registration statement which are included in our basic common units outstanding as of September 30, 2012.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies; (ii) service debt obligations, as well as any contingent liabilities that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings as described below; (v) make cash distributions in accordance with our distribution policy; (vi) underwrite commitments within our capital markets business and (vii) acquire additional principal assets. We may also require cash to fund contingent obligations including those under clawback and net loss sharing arrangements. See “—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis.” We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of September 30, 2012:

Uncalled Commitments
($ in thousands)
Private Markets
European Fund III	$243,400
North America Fund XI	241,600
2006 Fund	102,000
Asian Fund	45,400
Infrastructure	36,300
E2 Investors (Annex Fund)	28,000
Natural Resources	13,400
China Growth Fund	6,400
Other Private Markets Commitments	3,600
Total Private Markets Commitments	720,100

Public Markets
Direct Lending Fund	45,900
Mezzanine Fund	29,800
Special Situations Vehicles	6,900
Total Public Markets Commitments	82,600
Total Uncalled Commitments	$802,700

As of September 30, 2012, KKR had unfunded commitments consisting of (i) $802.7 million to its active private equity and other investment vehicles, (ii) $125.0 million to KKR Asian Fund II L.P. for which the investment period has not yet commenced, subject to adjustment and (iii) $163.9 million in connection with commitments by KKR’s capital markets business related to revolving credit facilities of Portfolio Companies and other companies.  Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

In addition to the commitments described above, KKR has earmarked approximately $540 million to fund and develop new strategies, products and initiatives including energy, real estate, special situations, and other strategies. The amounts earmarked to fund and develop new strategies, products and initiatives may be revised or terminated by KKR in its discretion from time to time.

Acquisition of Prisma Capital Partners

On October 1, 2012, KKR closed its previously announced acquisition of 100% of the equity interests of Prisma Capital Partners LP and its affiliates (“Prisma”). Prisma is a provider of customized hedge fund solutions with approximately $8.1 billion in assets under management as of September 30, 2012. The initial purchase price was payable by KKR at the closing in cash. KKR may also become obligated to make future purchase price payments in the years 2014 and 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such years.  KKR has the right in its sole discretion to pay a portion of such future purchase price payments, if any, in KKR & Co. L.P. common units rather than in cash.

Joint Venture with Stone Point Capital

On July 27, 2012, KKR entered into a partnership with Stone Point Capital (“Stone Point”), to establish KKR - SPC Merchant Advisors LLC (“Merchant Advisors”). Merchant Advisors will seek to provide capital markets services to mid-market and sponsor-backed companies as well as make certain principal investments to support client needs. KKR and Stone Point each committed $150 million of equity, or $300 million in total, to Merchant Advisors to support its business. KKR expects that certain capital markets activities for third parties (other than KKR and its Portfolio Companies) will be principally conducted by Merchant Advisors.

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

We have entered into a tax receivable agreement with KKR Holdings requiring our intermediate holding companies to pay to KKR Holdings or transferees of its KKR Group Partnership Units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies actually realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings the intermediate holding companies actually realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. This payment obligation is an obligation of our intermediate holding companies and not of either KKR Group Partnership. As such, the cash distributions to common unitholders may vary from holders of KKR Group Partnership Units (held by KKR Holdings and our principals) to the extent payments are made under the tax receivable agreement to selling holders of KKR Group Partnership Units to date. As the payments reflect actual tax savings received by KKR entities, there may be a timing difference between the tax savings received by KKR entities and the cash payments to selling holders of KKR Group Partnership Units. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp.  As of September 30, 2012, approximately $0.2 million of cumulative cash payments have been made under the tax receivable agreement.  No amounts were paid for the three and nine months ended September 30, 2012.

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

Distributions

We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other agreements. KKR does not intend to distribute net realized principal investment income, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships, KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For purposes of KKR’s distribution policy, our distributions are expected to consist of (i) FRE, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of its carry pool and (iii) any additional distributions for certain taxes as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) noncontrolling interests and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of our business and other matters as discussed above.

Total distributable earnings were $332.9 million and $903.1 million for the three and nine months ended September 30, 2012, respectively, up from $185.4 million and $636.1 million in the comparable periods of 2011. These increases were primarily related to the increase in net realized principal investment income and realized cash carry from the sale of private equity investments, partially offset by a decline in fee related earnings. See “Segment Analysis” for further discussion surrounding our private equity realizations and fee related earnings. Total distributable earnings is not a measure that calculates actual distributions under KKR’s current distribution policy.

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

The following table presents our distribution calculation for the three and nine months ended September 30, 2012 and 2011 as described above:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

FRE (a)	$90,704	$98,242	$233,832	$300,578
Realized cash carry	100,145	12,937	184,432	118,889
Net realized principal investment income	145,700	81,001	499,898	235,525
Less: local income taxes	(2,365)	(4,944)	(9,258)	(14,435)
Less: noncontrolling interests	(1,310)	(1,840)	(5,798)	(4,451)
Total Distributable Earnings	332,874	185,396	903,106	636,106

Less: net realized principal investment income	(145,700)	(81,001)	(499,898)	(235,525)

Distributed Earnings	187,174	104,395	403,208	400,581

Distributed Earnings to KKR & Co. L.P. (b)	66,015	34,075	140,216	128,817

Less: estimated current corporate income taxes	(6,890)	(11,035)	(15,180)	(34,124)

Distributed Earnings to KKR & Co. L.P., After Taxes	$59,125	$23,040	$125,036	$94,693

Distribution per KKR & Co. L.P. common unit	0.24	0.10	0.52	0.42

Outstanding KKR & Co. L.P common units	241,407,805	222,944,668

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2012 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$802.7	$—	$—	$—	$802.7
Debt payment obligations (2)	—	—	—	500.0	500.0
Interest obligations on debt (3)	31.9	63.8	63.8	95.6	255.1
Underwriting Commitments (4)	70.0	—	—	—	70.0
Lending Commitments (5)	93.9	—	—	—	93.9
Lease obligations	44.4	85.8	81.7	133.5	345.4
Total	$1,042.9	$149.6	$145.5	$729.1	$2,067.1

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
(3)

These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2012 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2012, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)

Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)	Represents obligations in our capital markets business to lend under various revolving credit facilities.

In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our condensed consolidated financial statements as of September 30, 2012 relating to indemnification obligations.

The partnership documents governing our private equity funds generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors at the end of the life of the fund. Our principals are responsible for any clawback obligation relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and the KKR Group Partnerships. As of September 30, 2012, assuming that all applicable private equity funds were liquidated at no value, the amount of carried interest distributed that would be subject to this clawback provision would be $1,056.8 million, of which $833.2 million would be borne by KKR and carry pool participants and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their September 30, 2012 fair values, there would have been no clawback obligation.

Our other investment vehicles, including mezzanine, infrastructure and special situations generally include clawback provisions, however, no distributions of carried interest have been made with respect to these vehicles as of September 30, 2012.

The instruments governing certain of our private equity funds may also include a “net loss sharing provision,” that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the “net loss sharing provisions,” certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of September 30, 2012, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $653.5 million as of September 30, 2012.

Unlike the “clawback” provisions, the KKR Group Partnerships will be responsible for amounts due under net loss sharing arrangements and will indemnify our principals for personal guarantees that they have provided with respect to such amounts.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2012. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$14,458.6	$—	$—	$—	$14,458.6
Debt payment obligations (2)	171.4	498.5	146.6	500.0	1,316.5
Interest obligations on debt (3)	79.3	96.5	69.8	95.6	341.2
Underwriting Commitments (4)	70.0	—	—	—	70.0
Lending Commitments (5)	93.9	—	—	—	93.9
Lease obligations	44.4	85.8	81.7	133.5	345.4
Total	$14,917.6	$680.8	$298.1	$729.1	$16,625.6

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

(2)

Amounts include Senior Notes, gross of unamortized discount as well as financing arrangements entered into by our consolidated funds. Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns. Such financing arrangements include $171.4 million of financing provided through total return swaps and $645.1 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns and are not direct obligations of the general partners of our private equity funds or our management companies.

(3)

These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2012 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2012, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)

Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $4.6 billion and $0.9 billion during the nine months ended September 30, 2012 and 2011, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $3.7 billion and $0.3 billion during the nine months ended September 30, 2012 and 2011, respectively; (ii) net realized gains on investments of $3.2 billion and $2.9 billion during the nine months ended September 30, 2012 and 2011, respectively; and (iii) change in unrealized gains (losses) on investments of $3.8 billion and ($2.4) billion during the nine months ended September 30, 2012 and 2011, respectively. Certain KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was ($8.4) million and ($35.8) million during the nine months ended September 30, 2012 and 2011, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $28.6 million and $4.8 million, as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of ($20.2) million and $31.0 million during the nine months ended September 30, 2012 and 2011, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was ($4.2) billion and ($0.8) billion during the nine months ended September 30, 2012 and 2011, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeeming noncontrolling interests, of ($3.8) billion and ($0.7) billion during the nine months ended September 30, 2012 and 2011, respectively; (ii) net proceeds received net of repayment of debt obligations of ($0.3) billion and $78.1 million during the nine months ended September 30, 2012 and 2011, respectively; and (iii) distributions to, net of contributions by partners, of ($138.2) million and ($132.1) million during the nine months ended September 30, 2012 and 2011, respectively.

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

Principles of Consolidation

Our policy is to consolidate (i) those entities in which we hold a majority voting interest or have majority ownership and control over significant operating, financial and investing decisions of the entity, including those private equity, fixed income, and other investment funds and their respective consolidated funds in which the general partner is presumed to have control or (ii) entities determined to be variable interest entities (“VIEs”) for which we are considered the primary beneficiary.

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

Fair Value Measurements

For the purposes of the discussion under this subsection “Fair Value Measurements”:

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

Other - Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity or fixed income investments.

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt, and securities sold short. We classified 27.5% of total investments measured and reported at fair value as Level I at September 30, 2012.

Level II

Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are fixed income investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 6.3% of total investments measured and reported at fair value as Level II at September 30, 2012.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies and fixed income investments for which a sufficiently liquid trading market does not exist. We classified 66.2% of total investments measured and reported at fair value as Level III at September 30, 2012. The valuation of our Level III investments at September 30, 2012 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

Level III Valuation Methodologies

The majority of our Level III investments are private equity investments that are valued utilizing unobservable pricing inputs. Management’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures including EBITDA multiples and control premiums. Other measures are also used in arriving at a market comparables valuation including illiquidity discounts, the presence of significant unconsolidated assets and liabilities and any favorable or unfavorable tax attributes. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments.  Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples.  Other inputs are also used in the discounted cash flow methodology and include assumed growth rates, capital structure, risk premiums and other factors, including, if applicable, factors relating to our estimation of the most likely buyer or market participant for a hypothetical monetization event, which might include public equity offerings or a sale to a private equity investor or a strategic buyer. Also, as discussed in greater detail under “—Business Environment,” a change in interest rates could have a significant impact on valuations. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates.  Upon completion of the valuations conducted using the market comparables methodology and the discounted cash flow methodology, a weighting is ascribed to each method, and an illiquidity discount is typically applied where appropriate.  The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two methodologies.  As of September 30, 2012, the weights ascribed to the market comparables methodology and the discounted cash flow methodology for our Level III private equity investments was 48% and 52%, respectively.  As of September 30, 2012, we believe that the approach of using both the market multiples methodology and the discounted cash flow methodology resulted in valuations of our aggregate Level III private equity portfolio that were generally lower than if only the discounted cash flow methodology had been used and that were generally higher than if only the market comparables methodology had been used.  In addition, our Level III fixed income investments are valued using values obtained from dealers or market makers, and where these values are not available, fixed income investments are valued by KKR using internally developed valuation models.  Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.  As discussed above and in the notes to our financial statements, we utilize several unobservable pricing inputs and assumptions in determining the fair value of our Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if we only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. For purposes of this discussion, private equity investments include infrastructure and natural resources investments.  KKR has a valuation committee for private equity investments and a valuation committee for fixed income and other investments.  The private equity valuation committee may be assisted by subcommittees for example in the valuation of real estate investments.  Each of the private equity valuation committee and the fixed income valuation committee is assisted by a valuation team, which is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. However, the valuation teams for natural resources and real estate investments may contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors.  These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations for all Level III investments, except for certain investments other than KKR private equity investments.  All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input from their respective valuation committees, the preliminary valuations are presented to a single committee consisting of Senior Principals involved in various aspects of the KKR business.  When these valuations are approved by this single committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

As of September 30, 2012, upon completion by the independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of the investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on certain Level III fixed income investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of September 30, 2012, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our principal investments.

As of September 30, 2012, private equity investments which represented greater than 5% of the net assets of consolidated private equity investments included: (i) Alliance Boots GmbH valued at $3.3 billion; (ii) HCA, Inc. valued at $2.8 billion; and (iii) Dollar General Corporation valued at $2.6 billion.

Revenue Recognition

Fees consist primarily of (i) monitoring and consulting fees from providing advisory and other services, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, and (iii) transaction fees earned in connection with successful investment transactions and from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2012, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

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

Our other investment vehicles, including mezzanine, infrastructure and special situations, generally include clawback provisions; however, no distributions of carried interest have been made with respect to these vehicles as of September 30, 2012.

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

There were no new accounting pronouncements that were applicable in the three months ended September 30, 2012.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, As of September 30, 2012, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 13 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 27, 2012.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K and subsequent current reports filed with the SEC, which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

Our acquisition of Prisma subjects us to numerous additional risks relating to the management of hedge funds.

On October 1, 2012, KKR completed its acquisition of Prisma, a provider of customized hedge fund solutions mainly through the management of fund of funds portfolios.   Investors in these funds of funds along with those in our existing long/short equity strategy and similar investment vehicles may generally redeem their investments on a quarterly basis following the expiration of a specified period of time when capital may only be withdrawn subject to a fee, subject to the applicable fund’s specific redemption provisions.  Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, performance and investor liquidity needs. In a declining market, the pace of redemptions and consequent reduction in our assets under management could accelerate. The decrease in revenues that would result from significant redemptions from our funds of funds or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.

A significant portion of assets invested in these funds of hedge funds strategies are managed through separately managed accounts or entities structured for investment by one investor or related investors whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account or entity mandates. The investment management agreements we enter into in connection with managing separately managed accounts or entities on behalf of certain clients may be terminated by such clients on as little as 30 days’ prior written notice, or less in certain prescribed circumstances. In addition, the boards of directors of the certain funds we manage could terminate our advisory engagement of those companies, on as little as 30 days’ prior written notice. Similarly, we provide subadvisory services to other investment advisors and managers.  Such investment advisors and managers could terminate our subadvisory agreements on as little as 30 days’ prior written notice.  In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.

A fund of funds is subject to risks related to the limited rights it has to withdraw, transfer or otherwise liquidate its investments from the underlying hedge funds in which it invests.  Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Moreover, these risks may be exacerbated for funds of funds such as those we manage. For example, if one of our funds of funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for our funds of hedge funds would be compounded. For example, in 2008 many hedge funds experienced significant declines in value. In many cases, these declines in value were both provoked and exacerbated by margin calls and forced selling of assets, often at distressed prices. Moreover, certain of our funds of funds were invested in hedge funds that halted redemptions in the face of illiquidity and other issues, which precluded those funds of funds from receiving their capital back on request.  There can be no guarantee that such a situation would not recur and is likely to occur in times of market distress.

There can be no assurance that the investment objectives of a particular fund of funds portfolio or the underlying funds in which it invests will be achieved or that their investment programs will be successful. Hedge fund investments are also subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets.  Our new fund of hedge fund business may also be subject to and may subject our firm to extensive regulations, including those of the Commodity Futures Trading Commission and the regulations described under “Risk Factors—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business” in our Annual Report on Form 10-K.

Many of the hedge funds in which our funds of hedge funds invest and our long/short equity fund, credit-oriented funds and CLOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities or debt obligations. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.

In connection with the due diligence that our funds of funds conduct in making and monitoring investments in third party hedge funds, we rely on information supplied by third party hedge funds or by service providers to such third party hedge funds. The information we receive from them may not be accurate or complete and therefore we may not have all the relevant facts necessary to properly assess and monitor our funds’ investment in a particular hedge fund.

The acquisition of Prisma along with the formation of other new businesses such as the joint venture, KKR - SPC Merchant Advisors LLC, which provides principal and agency-based capital markets services to mid-market and sponsor-backed companies as well as makes certain principal investments to support client needs, involves a number of risks that may result in adverse effects on our business, financial condition and results of operations.  See “Risk Factors—Risks Related to Our Business— Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses” and “— We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition” in our Annual Report on Form 10-K.

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
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC)
DATE: November 2, 2012

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
4.1	Registration Rights Agreement of KKR & Co. L.P., dated as of October 1, 2012, by and among KKR & Co. L.P., AUSA Holding Company and the other persons listed on the signature page thereto.
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and September 30, 2011, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and (vi) the Notes to the Consolidated Financial Statements.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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