Form 10-K
period 2012-12-31
KKR & Co. L.P.
filed 2013-02-22
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2012, was approximately $3.0 billion.

         As of February 21, 2013, there were 260,937,002 common units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

KKR & CO. L.P.

FORM 10-K
For the Year Ended December 31, 2012

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate", the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

        In this report, references to "KKR," "we," "us," "our" and "our partnership" refer to KKR & Co. L.P. and its consolidated subsidiaries. Prior to KKR & Co. L.P. becoming listed on the New York Stock Exchange ("NYSE") on July 15, 2010, KKR Group Holdings L.P. ("Group Holdings") consolidated the financial results of KKR Management Holdings L.P. and KKR Fund Holdings L.P. (together, the "KKR Group Partnerships") and their consolidated subsidiaries. Each KKR Group Partnership has an identical number of partner interests and, when held together, one Class A partner interest in each of the KKR Group Partnerships together represents one KKR Group Partnership Unit.

        References to "our Managing Partner" are to KKR Management LLC, which acts as the general partner of KKR & Co. L.P. Unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals in respect of the carried interest from KKR's business as part of our "carry pool" and certain minority interests. References to our "principals" are to our senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings L.P., which we refer to as "KKR Holdings", and references to our "senior principals" are to principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors.

        Prior to October 1, 2009, KKR's business was conducted through multiple entities for which there was no single holding entity, but were under common control of senior KKR principals, and in which senior principals and KKR's other principals and individuals held ownership interests (collectively, the "Predecessor Owners"). On October 1, 2009, we completed the acquisition of all of the assets and liabilities of KKR & Co. (Guernsey) L.P. (f/k/a KKR Private Equity Investors, L.P. or "KPE") and, in connection with such acquisition, completed a series of transactions pursuant to which the business of KKR was reorganized into a holding company structure. The reorganization involved a contribution of certain equity interests in KKR's business that were held by KKR's Predecessor Owners to the KKR Group Partnerships in exchange for equity interests in the KKR Group Partnerships held through KKR Holdings. We refer to the acquisition of the assets and liabilities of KPE and to our subsequent reorganization into a holding company structure as the "KPE Transaction."

        In this report, the term "assets under management," or "AUM", represents the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR's capital raising activities and the overall activity in its investment funds and vehicles. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR's co-investment vehicles; (iii) the net asset value of certain of KKR's fixed income products; (iv) the value of outstanding structured finance vehicles and (v) the fair value of other assets managed by KKR. KKR's definition of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to any regulatory definitions.

        In this report, the term "fee paying assets under management," or "FPAUM", represents only those assets under management from which KKR receives fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR's capital raising activities and the overall activity in its investment funds and vehicles, for only those funds and vehicles where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital). FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest); and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

        In this report, the term "fee related earnings," or "FRE", is comprised of segment operating revenues less segment operating expenses and is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

        In this report, the term "economic net income (loss)," or "ENI", is a measure of profitability for KKR's reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR's businesses inclusive of investment income and carried interest. ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR's segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

        You should note that our calculations of AUM, FPAUM, FRE, ENI and other financial measures may differ from the calculations of other investment managers and, as a result, our measurements of AUM, FPAUM, FRE, ENI, and other financial measures may not be comparable to similar measures presented by other investment managers. For important information regarding these and other financial measures, please see "Management's Discussion and Analysis of Financial Condition & Results of Operations—Segment Operating and Performance Measures."

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

PART I

ITEM 1.    BUSINESS

Overview

        Led by Henry Kravis and George Roberts, we are a leading global investment firm with $75.5 billion in AUM as of December 31, 2012 and a 36-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our fund investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

        Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and other third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 200 private equity investments with a total transaction value in excess of $470 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, equity strategies, hedge fund solutions, capital markets, infrastructure, natural resources and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing fund investors and have increased our investment in developing relationships with new investors in our funds.

        We conduct our business with offices throughout the world, providing us with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer investors in our funds, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.

        As a global investment firm, we earn management, monitoring, transaction and incentive fees for providing investment management, monitoring and other services to our funds, vehicles, managed accounts, specialty finance company and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our fund investors and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.

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

Our Segments

Private Markets

        Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and source investments in infrastructure, natural resources and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of December 31, 2012, the segment had $49.1 billion of AUM and our actively investing funds included geographically differentiated investment funds and vehicles.

 Private Markets Assets Under Management(1)
($ in billions)

(1)
For the years 2006 through 2008, assets under management are presented pro forma for the KPE Transaction, and therefore, exclude the net asset value of KPE and its former commitments to our investment funds.

(2)
As of December 31, 2012, we had $4.0 billion of commitments (including our general partner commitment) to our Asian Fund II, $1.1 billion of unallocated commitments from a strategic partnership with a state pension plan, and approximately $2.5 billion in connection with other infrastructure, natural resources and other private equity funds and co-investment vehicles, which are not reflected in the table above. Such commitments will not contribute to AUM until we are entitled to receive fees or a carried interest in accordance with our definition of AUM and consequently are not included in AUM as of December 31, 2012.

        The table below presents information as of December 31, 2012 relating to our active private equity funds and other Private Markets investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after December 31, 2012.

	Investment Period		Amount
Private Markets	Commencement Date(1)	End Date	Commitment(2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost(3)	Remaining Fair Value
Private Equity Funds
North America Fund XI	9/2012	9/2018	$6,331.2	$5,908.7	3.9%	$422.5	$—	$422.5	$422.5
China Growth Fund	11/2010	11/2016	1,010.0	674.9	1.0%	335.1	—	335.1	370.8
E2 Investors (Annex Fund)	8/2009	11/2013	346.3	192.1	4.3%	154.2	—	154.2	303.7
European Fund III	3/2008	3/2014	6,087.7	2,410.9	4.6%	3,676.8	—	3,676.8	4,360.3
Asian Fund	7/2007	7/2013	3,983.2	860.5	2.5%	3,122.7	732.0	2,612.9	4,783.5
2006 Fund	9/2006	9/2012	17,642.2	1,315.2	2.1%	16,327.0	9,291.5	10,594.0	14,422.5
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	2,271.7	4,091.5	4,855.1
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	7,907.9	3,050.9	4,362.3
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,720.0	—	51.5

Total Private Equity Funds			50,236.8	11,362.3		38,874.5	28,923.1	24,937.9	33,932.2
Co-Investment Vehicles	Various	Various	2,133.5	213.1	Various	1,920.4	2,032.4	1,363.0	1,830.2

Total Private Equity			52,370.3	11,575.4		40,794.9	30,955.5	26,300.9	35,762.4

Energy & Infrastructure
Natural Resources	Various	Various	1,225.8	805.0	Various	420.8	35.2	408.1	253.7
Infrastructure	Various	Various	1,041.7	736.2	4.8%	305.5	1.7	305.5	323.9
Co-Investment Vehicles	Various	Various	2,369.8	1,154.5	Various	1,215.3	150.9	1,215.3	1,491.6

Energy & Infrastructure Total			4,637.3	2,695.7		1,941.6	187.8	1,928.9	2,069.2

Private Markets Total			57,007.6	14,271.1		42,736.5	31,143.3	28,229.8	37,831.6

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2012, in the case of unfunded commitments.

(3)
The remaining cost represents fund investors' initial investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

Performance

        We take a long-term approach to Private Markets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and IRRs when deploying capital in these transactions. We have more than doubled the value of capital that we have invested in our Private Markets investment funds, turning $56.1 billion of capital into $113.7 billion of value from our inception in 1976 to December 31, 2012. Over the same time period, our realized and partially realized investments have grown from $30.6 billion to $88.4 billion.

 Amount Invested and Total Value for
Private Markets Investment Funds
As of December 31, 2012

Total Investments	Realized/Partially Realized Investments

        From our inception in 1976 through December 31, 2012, our investment funds with at least 36 months of investment activity generated a cumulative gross IRR of 25.7%, compared to the 11.4% and 8.5% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and our returns assume reinvestment of distributions and do not reflect any fees or expenses.

        The tables below present information as of December 31, 2012 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since December 31, 2012 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

			Fair Value of Investments
	Amount
						Gross IRR*	Net IRR*	Multiple of Invested Capital**
Private Markets Investment Fund	Commitment	Invested	Realized	Unrealized	Total Value
	($ in Millions)
Total Investments
Legacy Funds(1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1

Subtotal—Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999)(2)	3,085.4	3,085.4	8,720.0	51.5	8,771.5	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	7,907.9	4,362.3	12,270.2	22.1%	15.9%	2.0
European Fund II (2005)(2)	5,750.8	5,750.8	2,271.7	4,855.1	7,126.8	4.3%	2.8%	1.2
2006 Fund (2006)	17,642.2	16,327.0	9,291.5	14,422.5	23,714.0	9.7%	7.0%	1.5
Asian Fund (2007)	3,983.2	3,122.7	732.0	4,783.5	5,515.5	20.5%	14.0%	1.8
European Fund III (2008)(2)	6,087.7	3,676.8	—	4,360.3	4,360.3	8.9%	2.4%	1.2
E2 Investors (Annex Fund) (2009)(2)	346.3	154.2	—	303.7	303.7	29.7%	24.2%	2.0
China Growth Fund (2010)(3)	1,010.0	335.1	—	370.8	370.8	N/A	N/A	N/A
North America Fund XI (2012)(3)	6,331.2	422.5	—	422.5	422.5	N/A	N/A	N/A
Natural Resources (2010)(3)	1,225.8	420.8	35.2	253.7	288.9	N/A	N/A	N/A
Infrastructure (2010)(3)	1,041.7	305.5	1.7	323.9	325.6	N/A	N/A	N/A

Subtotal—Included Funds	52,504.3	39,600.8	28,960.0	34,509.8	63,469.8	14.4%	10.3%	1.6

All Funds	$68,978.8	$56,075.3	$79,229.3	$34,509.8	$113,739.1	25.7%	19.0%	2.1

Realized/Partially Realized Investments(4)
Legacy Funds(1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1

Subtotal—Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999)(2)	3,085.4	2,681.1	8,720.0	51.5	8,771.5	29.7%	25.9%	3.3
Millennium Fund (2002)	6,000.0	4,024.5	7,589.2	2,885.8	10,475.0	38.2%	29.3%	2.6
European Fund II (2005)(2)	5,750.8	2,322.8	2,133.6	2,393.9	4,527.5	14.0%	12.4%	1.9
2006 Fund (2006)	17,642.2	4,424.4	9,071.5	3,892.6	12,964.1	26.6%	24.0%	2.9
Asian Fund (2007)	3,983.2	688.3	732.0	656.6	1,388.6	20.3%	17.7%	2.0
European Fund III (2008)(2)(4)	6,087.7	—	—	—	—	—	—	—
E2 Investors (Annex Fund) (2009)(2)(4)	346.3	—	—	—	—	—	—	—
China Growth Fund (2010)(4)	1,010.0	—	—	—	—	—	—	—
North America Fund XI (2012)(4)	6,331.2	—	—	—	—	—	—	—
Natural Resources (2010)(4)	1,225.8	—	—	—	—	—	—	—
Infrastructure (2010)(4)	1,041.7	—	—	—	—	—	—	—

Subtotal—Included Funds	52,504.3	14,141.1	28,246.3	9,880.4	38,126.7	28.5%	24.1%	2.7

All Realized/Partially Realized Investments	$68,978.8	$30,615.6	$78,515.6	$9,880.4	$88,396.0	26.2%	21.3%	2.9

(1)
These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, the European Fund II, the European Fund III and the Annex Fund include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,842.6 million and €103.7 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2012 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to December 31, 2012. None of the China Growth Fund, North America Fund XI, Natural Resources Fund or

  Infrastructure Fund have invested for at least 36 months as of December 31, 2012. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
Investments are considered partially realized when realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. None of the European Fund III, Annex Fund, China Growth Fund, North America Fund XI, Natural Resources Fund or Infrastructure Fund have realized a material portion of invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Private Equity

        We are a world leader in private equity, having raised 17 funds with approximately $66.7 billion of capital commitments through December 31, 2012. We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages our sizeable team of operating consultants who work exclusively with our portfolio companies, as well as our senior advisors, many of whom are former chief executive officers and leaders of the business community.

Portfolio

        The following chart presents information concerning the amount of capital invested by private equity funds by geography through December 31, 2012. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple geographies and industries.

Dollars Invested by Geography
(European Fund and Subsequent Funds
as of December 31, 2012)

        Our current private equity portfolio consists of over 80 companies with more than $210 billion of annual revenues. These companies are headquartered in 19 countries and operate in 15 general industries which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.

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

Due Diligence and the Investment Decision

        When an investment team determines that an investment proposal is worth consideration, the proposal is formally presented to the applicable regional or strategy oriented investment committee and the due diligence process commences if appropriate. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational improvement and value creation. When conducting due diligence, investment teams evaluate a number of important business, financial, tax, accounting, environmental, social, governance, legal and regulatory issues in order to determine whether an investment is suitable. In connection with the due diligence process, investment professionals spend significant amounts of time meeting with a company's management and operating personnel, visiting plants and facilities, and where appropriate, speaking with other stakeholders interested in and impacted by the investment in order to understand the opportunities and risks associated with the proposed investment. Our investment professionals also use the services of outside accountants, consultants, lawyers, investment banks, and industry experts as appropriate to assist them in this process. An investment committee monitors all due diligence practices and must approve an investment before it may be made.

Building Successful and Competitive Businesses

        Portfolio management committees are responsible for working with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. When investing in a portfolio company, we partner with world-class management teams to execute on our investment thesis, and we rigorously track performance through regular monitoring of detailed operational and financial metrics as well as appropriate environmental, social and governance issues. We have developed a global network of experienced managers and operating executives who assist the portfolio companies in making operational improvements and achieving growth. We augment these resources with operational guidance from operating consultants at KKR Capstone, senior advisors, and investment teams, and with "100-Day Plans" that focus the firm's efforts and drive our strategies. We emphasize efficient capital management, top-line growth, R&D spending, geographical expansion, cost optimization, and investment for the long-term.

Realizing Investments

        We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2012, the firm has generated approximately $79.2 billion of cash proceeds from the sale of our private equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic buyers. When exiting investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.

Private Equity Fund Structures

        The private equity funds that we sponsor and manage have finite lives and investment periods. Each fund is organized as a single partnership or a combination of separate domestic and overseas partnerships, and each partnership is controlled by a general partner. Private equity fund investors are limited partners who agree to contribute a specified amount of capital to the fund from time to time for use in qualifying investments during the investment period, which generally lasts up to six years depending on how quickly capital is deployed. The investment period for certain funds may be terminated upon supermajority vote (based on capital commitment) of the fund's limited partners or by the fund's advisory committee. The term of our private equity funds generally end 10 to 12 years from the date of the fund's first or last investment, subject to a limited number of extensions with the consent of the limited partners or the applicable advisory committee. Given the length of the investment periods and terms of our private equity funds and the limited conditions under which such periods can be terminated and commitments may be withdrawn, the AUM of our private equity funds provide a long-term stable capital base.

        Each private equity fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments. Our newest private equity funds, the North America Fund XI and our Asian Fund II (which is not active) have a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Such performance hurdles are subject to a catch-up allocation to the general partner after the hurdle has been reached. Our earlier private equity funds do not include a performance hurdle. The timing of receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, and is distributed to the general partner of a private equity fund only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, proceeds have been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity" for a discussion of netting holes. Net realized profit or loss is not netted between or among funds except for the Annex Fund as discussed below under "—Other Private Equity Investment Vehicles—E2 Investors (Annex Fund)". In addition, the agreements governing KKR's private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Clawback Provision", "Management's Discussion and Analysis of Financial Condition—Critical Accounting Policies—Net Loss Sharing Provision" and "Risk Factors—The "clawback" or "net loss sharing" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."

        We enter into management agreements with our private equity funds pursuant to which we receive management fees in exchange for providing the funds with management and other services. Gross management fees for our private equity funds generally range from 1% to 2% of committed capital during the fund's investment period and is generally 0.75% of invested capital after the expiration of the fund's investment period with subsequent reductions over time, which causes the fees to be reduced as investments are liquidated. These management fees are paid by private equity fund investors, who generally contribute capital to the fund in order to allow the fund to pay the fees to us. Our private equity funds generally require that management fees be returned to fund investors before a carried interest may be paid.

        We also enter into monitoring agreements with our portfolio companies pursuant to which we receive periodic monitoring fees in exchange for providing them with management, consulting, and other services, and we typically receive transaction fees from portfolio companies for providing them with financial, advisory and other services in connection with specific transactions. In some cases, we may be entitled to other fees that are paid by an investment target upon closing a transaction or when a potential investment is not consummated. Our private equity fund agreements typically require us to share 80% to 100% of any monitoring, transaction and other fees that are allocable to a fund (after reduction for expenses incurred allocable to a fund from unconsummated transactions) with fund investors.

        In addition, the agreements governing our private equity funds enable investors in those funds to reduce their capital commitments available for further investments, on an investor-by-investor basis, in the event certain "key persons" (for example, both of Messrs. Kravis and Roberts, and, in the case of certain geographically or product focused funds, one or more of the executives focused on such funds) cease to be actively involved in the management of the fund. While these provisions do not allow investors in our funds to withdraw capital that has been invested or cause a fund to terminate, the occurrence of a "key man" event could cause disruption in our business, reduce the amount of capital that we have available for future investments, and make it more challenging to raise additional capital in the future.

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

        Because private equity fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our private equity fund documents generally require the general partners of the funds to make minimum capital commitments to the funds. The amounts of these commitments, which are negotiated by fund investors, generally range from 2% to 4% of a fund's total capital commitments at final closing. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and acquires a capital interest in the investment that is not subject to a carried interest or management fees. Prior to the KPE Transaction, these capital contributions were funded with cash from operations that otherwise would be distributed to our principals. Subsequent to the KPE Transaction, these general partner commitments are made through our Capital Markets and Principal Activities segment.

Other Private Equity Investment Vehicles

        E2 Investors (Annex Fund).    We established the Annex Fund in 2009 to enable fund investors in the European Fund II and the Millennium Fund to make additional investments in portfolio companies of the European Fund II, which had already been fully invested. This fund has several features that distinguish it from our other private equity funds, including: (i) it does not pay a management fee to us; (ii) its general partner is only entitled to a carried interest after netting any losses, costs, and expenses relating to European Fund II and certain Millennium Fund investments from the profits of the Annex Fund investments; and (iii) no transaction or incremental monitoring fees are charged in connection with investments in which the Annex Fund participates.

        Other Private Equity Products.    We have offered significant co-investment opportunities to both fund investors and other third parties. We have built out our capital markets and distribution capabilities and created new investment structures and products that allow us to syndicate a portion of the equity needed to finance acquisitions. These structures include co-investment vehicles and a principal-protected private equity product, which generally entitles the firm to receive management fees and/or a carried interest. As of December 31, 2012, we had $2,255.7 million of AUM in products of this type. In addition, we manage certain separately managed accounts in the form of separate investment vehicles based on terms that are separately negotiated with investors in those vehicles.

Other Private Markets Investment Strategies

Natural Resources

        We manage investments in natural resources assets, such as oil and natural gas properties. In 2010 we launched our first dedicated energy fund, the KKR Natural Resources Fund, which seeks to acquire and operate oil and natural gas properties in mature basins located primarily in the United States. In acquiring these properties, which are typically considered to be non-core by their sellers, we seek to generate value through optimizing production around the acquired properties (via workovers and other operational initiatives), reducing operating costs, and optimizing commercial and marketing arrangements.

        Since the launch of the KKR Natural Resources Fund, we have invested in our capabilities, both with respect to our team of investment professionals and our relationships with technical partners. With these capabilities, we have expanded our natural resources strategy to target real asset investment opportunities across the upstream and midstream segments of the oil and gas industry. As part of this effort, we have completed investments in oil and gas drilling development transactions with operating companies and have also acquired mineral and royalty interests. As of December 31, 2012, we had received $1,225.8 million of capital commitments to our Natural Resources Fund and $1,011.3 million of capital commitments to this strategy through separately managed accounts.

        Our natural resources business aims to deliver current returns to fund investors through distributions generated by producing and selling the oil and natural gas reserves of these acquired properties and providing fund investors with exposure to commodity prices and the optionality of future drilling and production. We work closely with external teams of technical and operational experts to assist in the selection, evaluation and operation of investments.

Infrastructure

        We manage investments in infrastructure assets in order to capitalize on the growing demand for global infrastructure investment, and began investing through our first dedicated infrastructure fund in 2011. We believe that the global infrastructure market provides an opportunity for the firm's combination of private investment, operational improvement, and stakeholder engagement skills. This strategy seeks to achieve returns through the acquisition and operational improvement of assets important to the functioning of the economy and also to provide current income. Through this strategy we have made investments in transportation and parking, alternative energy, water and waste management and utilities. As of December 31, 2012, we had received $1,041.7 million of capital commitments to our Infrastructure Fund and $1,358.5 million of capital commitments to this strategy through separately managed accounts.

Real Estate

        We have hired several experienced real estate investment executives since 2011, who are developing a dedicated real estate strategy. As of December 31, 2012, we have committed $300 million of seed capital to develop this strategy. In addition, we have the flexibility to invest in real estate transactions across the capital structure through various vehicles, including our private equity and alternative credit funds. This platform targets real estate opportunities, including direct investments in real property, debt, special situations transactions and businesses with significant real estate holdings that can benefit from KKR's operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction specific needs, including the outright purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities. Through this strategy, we have made real estate investments in residential and commercial assets.

Other Private Markets Fund Structures

        While we have not yet established a dedicated fund for our real estate strategy, our natural resources and infrastructure funds have investment periods of up to 6 years with a fund term of approximately 12 years or longer. Management fees for such funds range from 1% to 2% on commitments or net asset value during investment period and on unreturned contributions for investments thereafter, subject to certain adjustments. These funds generally have an 8% performance hurdle subject to a catch-up allocation to the general partner after the hurdle has been reached, and thereafter the general partners of such funds share in 10% to 12.5% of net profits realized by limited partners.

Public Markets

        Through the Public Markets segment, we manage KKR Financial Holdings LLC, or KFN, which is a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending and (iv) hedge funds solutions. Many of these funds, vehicles and accounts, including three management investment companies registered under the Investment Company Act of 1940 (the "1940 Act"), are managed by KKR Asset Management LLC, or KAM, an SEC registered investment adviser. On October 1, 2012 we acquired Prisma Capital Partners LP and its affiliates ("Prisma"), an SEC registered investment adviser, which manages our hedge fund solutions strategies. On January 23, 2013, we acquired a 24.9% interest in Nephila Capital Ltd. ("Nephila"), an investment manager focused on investing in natural catastrophe and weather risk. We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at every level of the capital structure and across market cycles.

        As of December 31, 2012, this segment had $26.4 billion of AUM, comprised of $10.9 billion of assets managed in our leveraged credit strategies, $3.8 billion of assets managed in our alternative credit strategies, $1.7 billion of assets managed across a range of strategies through KFN, $8.5 billion of assets managed in our hedge fund solutions strategies, $0.4 billion of assets managed in our liquid long/short equity strategies and $1.1 billion of assets managed in other strategies. Our alternative credit investments include $1.0 billion of assets managed in our mezzanine strategy, $2.4 billion of assets managed in our special situations strategy and $0.4 billion of assets managed in our direct lending strategy. The following chart presents the growth in the AUM of our Public Markets segment from the commencement of its operations in August 2004 through December 31, 2012.

Public Markets Assets Under Management(1)
($ in billions)

(1)
For years 2006 through 2008, assets under management are presented pro forma for the KPE Transaction and, therefore, exclude the net asset value of KPE and its former commitments to our investment funds.

Performance

        We generally review our performance in the Public Markets segment by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. In certain cases these strategies have meaningful track records and may be compared to widely-known indices. The following chart presents information regarding these leveraged loan and high yield bond strategies from inception to December 31, 2012. Our other credit and equity strategies have begun investing more recently and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

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

Credit Strategies

        Our credit strategies business pursues investments in debt securities ranging from liquid securities such as leveraged loans and high-yield bonds to alternative credit including longer-duration strategies such as mezzanine and special situations. These investments may be made across a range of vehicles including funds and single- or cross-strategy separately managed accounts. These managed accounts enable us to tailor an investment program to meet the specific risk, return and investment objective of individual institutional investors in our funds and vehicles.

        Leveraged Credit.    Our leveraged credit strategies are directed at investing in leveraged loans, high-yield bonds, or a combination of both. They are pursued primarily through separately managed accounts and registered investment companies, with a smaller amount of capital residing in funds. We are entitled to receive a fee for managing these vehicles.

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

        Alternative Credit.    In the last several years, our Public Markets business has expanded to include adjacent investment strategies in alternative credit which leverage the knowledge and relationships developed in the leveraged credit business. These strategies include mezzanine, distressed or special situations investing, and direct lending. As with our leveraged credit strategy, these are pursued through a combination of separately managed accounts, a registered investment company and funds. For managing these accounts and funds, we are entitled to receive either fees or a combination of fees and carried interest.

          Mezzanine.     We manage mezzanine investments primarily through a fund that invests in directly sourced third-party mezzanine transactions. These investments often consist of mezzanine debt, which generates a current yield, coupled with marginal equity exposure with additional upside potential. We closed our first dedicated mezzanine fund in August 2011. As of December 31, 2012, we had received $987.0 million of capital commitments to our Mezzanine strategy.

          Special Situations.     We seek to make opportunistic investments largely in distressed companies through our special situations investment strategy. These investments include secondary market distressed (including post-restructuring equity), control-oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing, structured principal investments, and other event-driven investments in debt or equity. This strategy is primarily managed through separately managed accounts. As of December 31, 2012, we had received $2,189.3 million of capital commitments to our Special Situations strategy.

          Direct Lending.     We manage investments in proprietarily sourced senior debt financings for middle-market companies through our direct lending strategy. As of December 31, 2012, we had received $668.5 million of capital commitments to our Direct Lending strategy.

Equity Strategies

        We manage fundamental long/short equity investments in mid- and large-cap companies. The business was started in 2011 when we hired a team of experienced public equity investment executives. As of December 31, 2012, we had AUM of $0.4 billion in this strategy.

Retail Products

        Three funds in our leveraged credit strategy and alternative credit strategy, respectively, are registered under the 1940 Act as management investment companies. These funds and KKR Asset Management LLC, which serves as their investment adviser, are subject to the 1940 Act and the rules thereunder. The management fees we receive from these registered investment companies are generally paid on a regular basis (typically monthly) and proportionately increase or decrease based on the net asset value or gross assets of the investment company. The management fees we are paid for managing these investment companies will generally be subject to contractual rights that their board of directors (or, in the case of the business development company we manage, the investment adviser) has to terminate our investment management services with prior notice.

Hedge Fund Solutions

        In October 2012 we expanded our Public Markets business with the acquisition of Prisma, through which we provide customized hedge fund solutions. Hedge fund solutions involve the management of funds of hedge funds and other funds that allocate assets to third-party investment advisors and the funds and accounts they manage. Prisma's investment professionals who are organized by hedge fund strategy, work with risk and operational teams in conducting due diligence on portfolio managers. For the period beginning in June 2004 through December 31, 2012, Prisma's low volatility composite, consisting of all fee paying, fully discretionary accounts that it manages using a low volatility strategy, generated a net annualized return of 6.14%. As of December 31, 2012, Prisma managed $8.5 billion of AUM.

        The table below presents information as of December 31, 2012 relating to our Public Markets Vehicles.

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
KFN	$1,658	$1,658	1.75%	25.00%	8.00%	Permanent(1)

Leveraged Credit:
Leveraged Credit SMAs/Funds	3,853	3,853	0.50 - 1.00%	N/A	N/A	Subject to Redemptions
CLO's	7,069	826	0.50%	N/A	N/A	10 - 14 Years(3)

Total Leveraged Credit	10,922	4,679

Alternative Credit(2)	3,845	3,478	0.75 - 1.50%(4)	10.00 - 20.00%	8.00 - 12.00%	8 - 15 Years(3)

Long/Short Equities	386	280	1.25% - 1.50%	17.50 - 20.00%	N/A	Subject to Redemptions

Hedge Fund Solutions	8,538	8,527	0.50 - 1.50%	Various (5)	Various (5)	Subject to Redemptions

Other:
Corporate Capital Trust(6)	845	845	1.00%	10.0%	7.00%	7 years
Strategic Capital Funds (SCF)(7)	206	206	0.25%	N/A	N/A	In managed wind down

Total Other	1,051	1,051

Total	$26,400	$19,673

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

(3)
Term for duration of capital is since inception. Inception dates for CLOs were between 2005 and 2012 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2012.

(4)
Lower fees on uninvested capital in certain vehicles.

(5)
Certain funds are subject to a performance fee in which the manager or general partner of the funds share in up to 10% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds to regain prior losses before any performance fee is earned.

(6)
Corporate Capital Trust is a business development company sub-advised by KAM. By December 31, 2018, the capital in the Corporate Capital Trust vehicle may become permanent.

(7)
Strategic Capital Funds is a fixed income hedge fund managed by KAM. We do not earn an incentive fee or carried interest on the assets managed through Strategic Capital Funds, which are currently in managed wind down.

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines KKR's principal assets with our global capital markets business. Our capital markets business, which includes 30 executives, supports our firm, our portfolio companies and select third-party clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. When our capital markets business underwrites an offering of securities or a loan, it commits to buy and sell an issue of securities or principal amount of indebtedness, and earns fees by purchasing those securities or indebtedness at a discount. In a syndication, this business earns a fee for arranging transactions and placing securities or indebtedness. To allow us to carry out these activities, we are registered or authorized to carry out certain broker dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East.

        In addition, through MerchCap Solutions LLC (formerly known as KKR-SPC Merchant Advisors LLC), we seek to provide certain capital markets services to mid-market and sponsor-backed companies as well as principal investments to support client needs.

        KKR's principal assets, which include investments in our investment funds and co-investments in certain portfolio companies of such funds, provide us with a significant source of capital to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our fund investors and other stakeholders. The large majority of principal assets consist of assets we acquired in the KPE Transaction. We believe that the market experience and skills of professionals in our capital markets business and the investment expertise of professionals in our Private Markets and Public Markets segments will allow us to continue to grow and diversify this asset base over time.

        As of December 31, 2012, the segment had $4.8 billion of investments at fair value. The following charts present information concerning our principal assets by type and geography as of December 31, 2012.

Investments By Type	Investments By Geography

Client & Partner Group

        We have a Client & Partner Group that is responsible for raising capital for us globally across all products, expanding our client relationships across asset classes and across types of fund investors, developing products to meet our clients' needs, and servicing existing fund investors and products. As of December 31, 2012, we had 76 executives and professionals dedicated to our Client & Partner Group.

        The following charts detail our investor base by type and geography as of December 31, 2012.

Investor Base By Type(1)	Investor Base By Geography(1)

(1)
Based on the AUM of our Private Markets investment funds, Private Markets co-investment vehicles, and Public Markets separately managed accounts and investment funds with allocations assigned to a type or geographic region according to subscriptions received from a limited partner.

Competition

        We compete with other investment managers for both fund investors and investment opportunities. The firm's competitors consist primarily of sponsors of public and private investment funds, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers. We believe that competition for fund investors is based primarily on investment performance, investor liquidity and willingness to invest, investor perception of investment managers' drive, focus and alignment of interest, business reputation, duration of relationships, quality of services, pricing, fund terms including fees, and the relative attractiveness of the types of investments that have been or are to be made. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution. In addition to these traditional competitors within the global investment management industry, we also face competition from local and regional firms, financial institutions and sovereign wealth funds, in the various countries in which we invest. In certain emerging markets, local firms may have more established relationships with the companies in which we are attempting to invest. These competitors often fall into one of the aforementioned categories but in some cases may represent new types of fund investors, including high net worth individuals, family offices and state-sponsored entities.

        Over the past several years, the number of private equity funds and funds focused on natural resources, infrastructure, credit, equity and hedge fund strategies have continued to increase, heightening the level of competition for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. For example, funds focused on credit and equity strategies have become active in taking control positions in companies, while private equity funds have acquired minority and/or debt positions in publicly listed companies. This convergence could heighten competition for investments. Furthermore, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors may become more acute.

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

        We expect to compete as a capital markets business primarily with investment banks and independent broker-dealers in the North America, Europe, Asia-Pacific and the Middle East. We principally focus our capital markets activities on the firm, our portfolio companies and fund investors, but we also seek to service other third parties, principally through MerchCap Solutions LLC. While we generally target customers with whom we have existing relationships, those customers may have similar relationships with the firm's competitors, many of whom will have access to competing securities transactions, greater financial, technical or marketing resources or more established reputations than us. The limited operating history of our capital markets business could make it difficult for us to compete with established investment banks or broker-dealers, participate in capital markets transactions of issuers or successfully grow the firm's capital markets business over time.

        Competition is also intense for the attraction and retention of qualified employees and consultants. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and consultants and retain and motivate our existing employees and consultants.

Employees, Consultants and Advisors

        As of December 31, 2012, we employed or retained the services of over 1,000 people worldwide:

Investment Professionals	245
Other Professionals	400
Support Staff	281

Total Employees	926
KKR Capstone	56
Senior Advisors	32

Total Employees, Consultants and Advisors(1)	1,014

(1)
Does not include all consultants who provide services to us or our funds.

Investment Professionals

        Our 245 investment professionals come from diverse backgrounds in private equity, natural resources, infrastructure, real estate, fixed income, equities, hedge funds and other investment assets and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value, and generating superior returns.

Other Professionals

        Our 400 other professionals come from diverse backgrounds in capital markets, capital raising, client servicing, public affairs, finance, tax, legal, human resources, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing fund investors and creating relationships with new fund investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.

KKR Capstone

        We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of 56 operating consultants at KKR Capstone, who work exclusively with our investment professionals and portfolio company management teams. With executives in North America, Europe and the Asia-Pacific, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes. During the initial phases of an investment, KKR Capstone's work seeks to implement our thesis for value creation. Our operating consultants may assist portfolio companies in addressing top-line growth, cost optimization and efficient capital allocation and in developing operating and financial metrics. Over time, this work shifts to identifying challenges and taking advantage of business opportunities that arise during the life of an investment.

Senior Advisors

        To complement the expertise of our investment professionals, we have a team of 32 senior advisors to provide us with additional operational and strategic insights. The responsibilities of senior advisors include serving on the boards of our portfolio companies, helping us evaluate individual investment opportunities and assisting portfolio companies with operational matters. These individuals include former chief executive officers, chief financial officers and chairmen of Fortune 500 companies, as well as other individuals who have held leading positions in major corporations and public agencies worldwide.

Organizational Structure

        The following simplified diagram illustrates our organizational structure as of December 31, 2012, unless otherwise noted. Certain entities depicted below may be held through intervening entities not shown in the diagram.

(1)
KKR Management LLC serves as the general partner of KKR & Co. L.P., which is governed by a Board of Directors consisting of a majority of independent directors. KKR Management LLC does not hold any economic interests in KKR & Co. L.P. and is owned by senior KKR principals.

(2)
KKR Holdings is the holding vehicle through which our principals indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with applicable vesting and transfer restrictions. As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of December 31, 2012, KKR Holdings had a 63.1% interest in our business indirectly through its limited partner interests in the KKR Group Partnerships.

(3)
KKR Holdings holds special non-economic voting units in our partnership that entitle it to cast, with respect to those limited matters that may be submitted to a vote of our unitholders, a number of votes equal to the number of KKR Group Partnership Units that it holds from time to time.

(4)
KKR Group Finance Co. LLC is a wholly-owned subsidiary of KKR Management Holdings Corp. and the issuer of our $500 million aggregate principal amount of 6.375% Senior Notes due 2020 (the "2020 Senior Notes"). The 2020 Senior Notes are guaranteed by KKR & Co. L.P. and the KKR Group Partnerships.

(5)
KKR Group Finance Co. II LLC is a wholly-owned subsidiary of KKR Management Holdings Corp. and the issuer of our $500 million aggregate principal amount of 5.500% Senior Notes due 2043 (the "2043 Senior Notes"), which were issued on February 1, 2013. The 2043 Senior Notes are guaranteed by KKR & Co. L.P. and the KKR Group Partnerships.

(6)
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

(7)
KKR Management Holdings L.P. is the parent company of Kohlberg Kravis Roberts & Co. L.P., the SEC-registered investment adviser, which in turn is the parent company for all of KKR's other management and capital markets subsidiaries including KKR Asset Management LLC, Prisma Capital Partners LP and KKR Capital Markets Holdings L.P., the holding company for KKR Capital Markets LLC.

(8)
40% of the carried interest earned in relation to our investment funds and carry paying co-investment vehicles is allocated to a carry pool from which carried interest is allocated to our principals, other professionals and selected other individuals who work in these operations. No carried interest has been allocated with respect to co-investments acquired from KPE in the KPE Transaction.

Regulation

        Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations. As a matter of public policy, the regulatory bodies that regulate our business activities are generally responsible for safeguarding the integrity of the securities and financial markets and protecting fund investors who participate in those markets rather than protecting the interests of our unitholders.

United States

Regulation as an Investment Adviser

        We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiaries KKR Asset Management LLC and Prisma Capital Partners LP, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act. These investment advisers are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our fund investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.

        KKR Asset Management is subject to regulation under the 1940 Act as an investment adviser to registered investment companies. KKR Alternative Corporate Opportunities Fund and KKR Alternative Corporate Opportunities Fund P are closed-end management investment companies (a master fund and a feeder fund, respectively), and KKR Series Trust is an open-end management investment company, registered under the 1940 Act. The open-end management investment company, the closed-end management companies and KKR Asset Management are subject to the 1940 Act and the rules thereunder, which among other things regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

Regulation as a Broker-Dealer

        KKR Capital Markets LLC, one of our subsidiaries, is registered as a broker- dealer with the SEC under the Exchange Act and in all 50 U.S. States and U.S. territories and is a member of the Financial Industry Regulatory Authority, or FINRA. MCS Capital Markets LLC is registered as a broker- dealer with the SEC under the Exchange Act and in 36 U.S. States. As a registered broker-dealer, KKR Capital Markets LLC and MCS Capital Markets LLC are subject to periodic SEC and FINRA examinations and reviews. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, use and safekeeping of customers' funds and securities, capital structure, record-keeping and retention and the conduct and qualifications of directors, officers, employees and other associated persons. These requirements include the SEC's "uniform net capital rule," which specifies the minimum level of net capital that a broker-dealer must maintain, requires a significant part of the broker- dealer's assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.

United Kingdom

        KKR Capital Markets Limited, one of our subsidiaries, is authorized in the United Kingdom under the Financial Services and Markets Act 2000, or FSMA, and has permission to engage in a number of activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. KKR Capital Markets Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area and Gibraltar. Kohlberg Kravis Roberts & Co. Ltd, another one of our subsidiaries, is authorized in the United Kingdom under FSMA and has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR Asset Management Ltd., another one of our subsidiaries, is authorized in the United Kingdom under FSMA and has permission to engage in a number of regulated activities including and advising on and arranging deals in relation to certain types of specified investments. FSMA and related rules govern most aspects of investment business, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Financial Services Authority or FSA is responsible for administering these requirements and our compliance with them. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain "controlled functions" within the financial services industry of officers or employees performing such functions or other similar consequences. Prisma Capital Management International LLP is authorized by the FSA to carry on any investment services and activities on a regular basis except reception and transmission of orders in relation to one or more financial instruments or investment advice. In the first half of 2013, the FSA will be replaced by new agencies including the Financial Conduct Authority, or FCA, which will regulate markets, the conduct of business of all financial firms, and the prudential regulation of firms not regulated by certain other agencies. It is expected that the subsidiaries described in this section would be regulated by the FCA.

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

        KKR Capital Markets Japan Limited, a joint-stock corporation, is a certified Type II Financial Instruments Business Operator (broker-dealer) registered under the Financial Instruments and

Exchange Act of Japan, and a certified money lender registered under the Money Lending Business Act of Japan.

        KKR MENA Limited, a Dubai International Financial Centre company, is licensed to arrange credit or deals in investments, advise on financial products or credit, and manage assets, and is regulated by the Dubai Financial Services Authority.

        KKR Australia Pty Limited and KKR Australia Investment Management Pty Limited are Australian financial services licensed and are authorized to provide advice on and deal in financial products for wholesale clients, and are regulated by the Australian Securities and Investments Commission.

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

        KKR India Alternative Credit Opportunities Fund I is licensed by the SEBI as a Category II Alternative Investment Fund—Debt Fund pursuant to which it can raise capital from eligible investors and make investments primarily in debt or debt securities of listed or unlisted Indian issuers.

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

        From time to time, one or more of our investment funds or their related investment vehicles may be regulated as a mutual fund by the Cayman Islands Monetary Authority, regulated as an investment limited partnership by the Central Bank of Ireland, listed on the Irish Stock Exchange, notified with the Financial Services Agency of Japan for sale pursuant to certain private placement exemptions, registered with the Financial Supervisory Service of the Republic of Korea, subject to the regulatory supervision of the Commission de Surveillance du Secteur Financier of Luxembourg, notified with the Netherlands Authority for Financial Markets for sale pursuant to certain private placement exemptions, or registered under the 1940 Act. .

        There are a number of legislative and regulatory initiatives in the United States and in Europe that could significantly affect our business. Please see "Risk Factors—Risks Related to Our Business—

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business."

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

ITEM 1A.    RISK FACTORS

        Investing in our securities involves risk. Persons investing in our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated and combined financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Our business, financial condition or results of operations could also be adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. In any such case, the trading price of our securities could decline and you may lose all or part of your original investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

Risks Related to Our Business

Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition.

        Our business is materially affected by conditions in the financial markets and economic conditions or events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financing institutions, and had a material adverse effect on our businesses. While the adverse effects of that period have abated to a degree, economic weakness has continued, characterized by low levels of growth and high levels of unemployment and governmental deficits in major markets including the

United States and Europe. In addition, global financial markets have experienced significant volatility following the downgrade by Standard & Poor's on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. Furthermore while a number of policy actions have been implemented with respect to debt and banks in a number of European countries, Europe continues to experience negative growth and ongoing austerity. Deleveraging in the developed world is continuing and likely to persist in the near-term. Furthermore, while U.S. financial institutions have seen recent improvements, global financial institutions have generally not yet provided debt financing in amounts and on terms commensurate with what they provided prior to 2008.

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

        Unfavorable market conditions may reduce opportunities for our funds to make, exit and realize value from their investments. For example, when financing is not available, it is difficult for potential buyers to raise sufficient capital to purchase assets in our funds' portfolios. Consequently, we may earn lower than expected returns on investments, which could cause us to realize diminished or no carried interest. In addition, we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds because we can generally only raise capital for a successor fund following the substantial deployment of capital from the existing fund. In the event of poor performance by existing funds or during periods of unfavorable fundraising conditions, as have prevailed in recent years, pressures by fund investors for lower fees, different fee sharing arrangements for transaction or other fees, and other concessions (for example, the inclusion of performance hurdles that will require us in our newer funds, such as North America Fund XI and Asian Fund II, to generate a specified return on investment prior to our right to receive carried interest) will likely continue and could increase. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed. In the circumstances described above, successor funds raised by us are also likely in many instances to be smaller than our comparable predecessor funds. Fund investors may also seek to redeploy capital away from certain of our fixed income or other non-private equity investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes. Any of these developments could adversely affect our future revenues, net income, cash flow, financial condition or ability to retain our employees. See "—Our inability to raise additional or successor funds could have a material adverse impact on our business" and "—Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues."

        During periods of difficult market or economic conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we have invested may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. These companies may also have difficulty in expanding their businesses and operations or be unable to meet their debt service obligations or other expenses as they become due, including amounts payable to us. Negative financial results in our funds' portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our operating results and cash flow. To the extent the operating performance of such portfolio companies (as well as valuation multiples) deteriorate or do not improve, our funds may sell those assets at values that are less than we projected or even at a loss, thereby significantly affecting those funds' performance and consequently our operating results and cash flow. During periods of economic difficulty, our investment funds' portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including amounts payable to us. Furthermore, negative market conditions or a specific market dislocation may result in lower investment returns for our funds, which would further adversely affect our net income. Adverse conditions may also increase the risk of default with respect to private equity, fixed income and other equity investments that we manage. Even if economic and market conditions do improve broadly, adverse conditions in particular sectors may also cause our performance to suffer. Finally, low interest rates related to monetary stimulus and economic stagnation may negatively impact expected returns on all types of investments as the demand for relatively higher return assets increases and the supply decreases.

Changes in the debt financing markets may negatively impact the ability of our investment funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.

        In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which we may have contracted to purchase. Similarly, our portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that the markets make it difficult or impossible to refinance debt that is maturing in the near term, we or some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the operating performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, which would also likely impair the value of our investment and lead to a decrease in investment income earned by us.

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

  •
  underwrite commitments within our capital markets business; and

  •
  acquire additional principal assets, including other investment advisory and broker-dealer businesses.

        These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2012, we have approximately $677.9 million of remaining unfunded capital commitments to our investment funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. In addition, as of December 31, 2012, we had $500.0 million of borrowings outstanding under our credit facilities and debt securities and $1,534.3 million of cash and short-term investments, which does not include $500 million of senior notes issued on February 1, 2013. While we have long-term committed financings with substantial facility limits, the terms of those facilities will expire in 2016 and 2017 and our senior notes become due in 2020 and 2043 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity"), and any borrowings thereunder will require refinancing or renewal, which could result in higher borrowing costs, or issuing equity. Depending on credit market conditions, we may not be able to renew all or part of these borrowings or find alternate sources of financing on commercially reasonable terms or raise equity. In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may also put pressure on our liquidity. The holding company for our capital markets business has entered into a credit agreement that provides for revolving borrowings of up to $500 million, which can be used in connection with our capital markets business, including placing and underwriting securities offerings. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we may be required to borrow under our credit agreement for our capital markets business to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Regulatory capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions or to allocate our capital more efficiently across our businesses. In addition, in connection with our acquisitions of Prisma and a minority interest in Nephila, we may be obligated to make future deferred purchase price payments based on the respective performance of these businesses. In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reason, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms.

The "clawback" or "net loss sharing" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors.

        The partnership documents governing our carry paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance hurdles. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of December 31, 2012, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2012 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,095.4 million.

        Certain private equity funds that were contributed to us in the KPE Transaction also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of the investment losses would be allocable to us relative to the capital that we contributed to it as the general partner. Based on the fair market values as of December 31, 2012, there would have been no net loss sharing obligation. If these net loss sharing vehicles were liquidated at zero value, the net loss sharing obligation as of December 31, 2012 would have been approximately $616.7 million.

        Prior to the KPE Transaction, certain of our principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that our principals remain responsible for clawback obligations relating to carry distributions received prior to the KPE Transaction up to a maximum of $223.6 million. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to our principals who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to, clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Our earnings and cash flow are highly variable due to the nature of our business and we do not intend to provide earnings guidance, each of which may cause the value of interests in our business to be volatile.

        Our earnings are highly variable from quarter to quarter due to the volatility of investment returns of most of our funds and other investment vehicles and our principal assets and the fees earned from our businesses. We recognize earnings on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds and for certain of our recent funds, when a performance hurdle is achieved. A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect our net income. Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. Fees for the years ended December 31, 2010, 2011 and 2012 were $435.4 million, $723.6 million and $568.4 million, respectively. We may create new funds or investment products or vary the terms of our funds or investment products, which may alter the composition or mix of our income from time to time. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Net income (loss) attributable to KKR & Co. L.P. for the years ended December 31, 2010, 2011 and 2012 was $333.2 million, $1.9 million and $560.8 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.

        The timing and receipt of carried interest from our investment funds are unpredictable and will contribute to the volatility of our cash flows. For example, carried interest on our private equity funds is generally distributed to the general partner of a vehicle with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns on realized investments since its inception, in excess of a performance hurdle, where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. Carried interest payments from investments depend on our funds' performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering or other exit. To the extent an investment is not profitable, no carried interest shall be received from our funds with respect to that investment and, to the extent such investment remains unprofitable, we will only be entitled to a management fee on that investment. Furthermore, certain vehicles and separately managed accounts may not provide for the payment of carry at all. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. We cannot predict when, or if, any realization of investments will occur. In addition, if finance providers, such as commercial and investment banks, make it difficult for potential purchasers to secure financing to purchase companies in our investment funds' portfolio, it may decrease potential realization events and the potential to earn carried interest. A downturn in the equity markets would also make it more difficult to exit investments by selling equity securities. If we were to have a realization event in a particular quarter, the event may have a significant impact on our cash flows during the quarter that may not be replicated in subsequent quarters. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our investment income, which could further increase the volatility of our quarterly results.

        In addition, with respect to certain of the funds and vehicles that we advise, such as hedge funds, fund of funds and KFN, we are entitled to incentive fees that are generally paid annually, semi-annually or quarterly if the net asset value of a fund has increased over a certain pre-determined hurdle rate or a specified high-water mark. These funds, but not KFN, also have "high-water mark" provisions whereby if the funds have experienced losses in prior periods, we will not be able to earn incentive fees with respect to an fund investor's account until the net asset value of the fund investor's account exceeds the highest period end value on which incentive fees were previously paid. The incentive fees we earn are therefore dependent on the net asset value of these funds or vehicles, which could lead to volatility in our quarterly results and cash flow.

        The timing and receipt of carried interest also varies with the life cycle of our funds. Our carry paying funds that are in harvesting periods when they are making realization events for mature investments are more likely to make larger distributions than our carrying paying funds that are in their fund raising or investment periods that precede the harvesting period. During times when a significant portion of our assets under management is attributable to carry paying funds that are not in their harvesting periods, we may receive substantially lower carried interest distributions.

A decline in the pace or size of investment by our funds or an increase in the amount of transaction fees we share with our fund investors would result in our receiving less revenue from transaction fees.

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

  •
  our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets; and

  •
  terms we may provide to our fund investors to increase the percentage of transaction or other fees we may share with them.

Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business.

        Our current private equity funds and certain other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning management fees (although our funds and investment vehicles generally continue to earn management fees at a reduced fee rate after the expiration of their investment periods). Even if we are successful in raising successor funds, to the extent we are unable to raise successor funds of a comparable size to our predecessor funds, our revenues may decrease as the investment period of our predecessor funds expire and associated fees decrease. For example, the ultimate size of KKR North America Fund XI, our most recent private equity fund focused primarily on North America, will be smaller than its predecessor fund. The evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles become a larger part of our business going forward. This could increase our cost of raising capital at the scale we have historically achieved. Furthermore, in order to raise capital for new strategies and products without drawing capital away from our existing products, we will need to seek new sources of capital. Institutional investors in funds that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining targeted asset allocations, may materially decrease or temporarily suspend making new fund investments. Such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity funds, resulting in a smaller overall pool of available capital in our industry. In addition, the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Coupled with a lack of distributions from their existing investment portfolios, many of these investors may have been left with disproportionately outsized remaining commitments to, and invested capital in, a number of investment funds, which significantly limited their ability to make new commitments to third-party managed investment funds such as those advised by us.

        Fund investors may also seek to redeploy capital away from certain of our fixed income vehicles, hedge fund, fund of funds or other investment vehicles, which permit redemptions on relatively short notice in order to meet liquidity needs or invest in other asset classes. We believe that our ability to avoid excessive redemption levels primarily depends on our funds' continued satisfactory performance, although redemptions may also be driven by other factors important to our fund investors, including their need for liquidity and compliance with investment mandates, even if our performance is superior. Any such redemptions would decrease our AUM and revenues.

        In addition, the "Volcker Rule" passed in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act is expected to severely limit or prohibit investments in private equity funds by U.S. banks (and in some cases non-U.S. banks) and could limit such investments by regulated insurance companies. Financial institutions have historically represented an important class of investors in our funds, including approximately 11% of our AUM as of December 31, 2012, and it is possible that other institutions will not be available to replace this traditional source of capital for our private equity funds. To the extent we are unable to raise additional or successor funds (or to raise successor funds of the same size as our predecessor funds), our AUM and revenues will likely decrease as the investment period of our predecessor funds expire and associated fees decrease.

Our investors in future funds, including separately managed accounts, may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.

        In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. For example such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, include a performance hurdle that requires us to generate a specified return on investment prior to our right to receive carried interest or add expenses and obligations for us in managing the fund or increase our potential liabilities. For example our newest private equity funds such as North America Fund XI and Asian Fund II include a performance hurdle that requires us to generate a 7% return on investment prior to receiving our share of fund gains. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more such requests to modify the terms in our new funds. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability.

        Certain institutional investors have also publicly criticized certain fund fee and expense structures, including management fees and transaction and advisory fees. We have received and expect to continue to receive requests from a variety of fund investors and groups representing such investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In September of 2009, the Institutional Limited Partners Association, or "ILPA," published a set of Private Equity Principles, or the "Principles," which were revised in January 2011. The Principles were developed in order to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced "alignment of interests" between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and carried interest structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA.

        In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. We also have entered into strategic partnerships with individual investors whereby we manage that investor's capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as profitable to us as the traditional investment fund structure, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients.

        Any agreement to terms less favorable to us could adversely affect our revenues and profitability.

The investment management business is intensely competitive, which could have a material adverse impact on our business.

        We compete as an investment manager for both fund investors and investment opportunities. The investment management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. We believe that competition for fund investors is based primarily on:

  •
  investment performance;

  •
  investor liquidity and willingness to invest;

  •
  investor perception of investment managers' drive, focus and alignment of interest;

  •
  business reputation;

  •
  the duration of relationships with fund investors;

  •
  the quality of services provided to fund investors;

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

  •
  fund investors may materially decrease their allocations in new funds in light of their experiences following an economic downturn or seek to consolidate their relationships with investment firms;

  •
  some of our competitors may have better expertise or be regarded by fund investors as having better expertise in a specific asset class or geographic region than we do;

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

  •
  fund investors may reduce their investments in our funds or not make additional investments in our funds based upon their available capital or due to regulatory requirements;

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

  •
  some fund investors may prefer to invest with an investment manager that is not publicly traded, is smaller, or manages fewer investment products; and

  •
  other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

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

        If the proposed legislation described above or any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as the market price of our units, could be reduced.

Additional proposed changes in the U.S. taxation of businesses could adversely affect us.

        On February 22, 2012, the Obama administration announced its framework of key elements to change the U.S. federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation could provide, when it would be proposed or what its prospects for enactment could be. Several parts of the framework if enacted could adversely affect us. First, the framework could reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to unitholders or for other uses by us. Such a reduction could also limit our ability to finance new transactions and increase the effective cost of financing by companies in which we invest, which could reduce the value of our carried interest in respect of such companies. The framework could also reduce the top marginal tax rate on corporations from 35% to 28%. The framework also suggests that some entities currently treated as partnerships for tax purposes could be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to unitholders or for other uses by us. The framework reiterates the President's support for treatment of carried interest as ordinary income, as provided in the President's revenue proposal for 2013 described above. However, whether the President's framework will actually be enacted by the government is unknown, and the ultimate consequences of tax reform legislation, if any, are also presently not known.

        The House of Representatives has also proposed the migration of the United States from a "worldwide" system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial tax system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of intangible assets) at a top corporate tax rate that would be 25%. The territorial tax system proposals envisage a revenue neutral result and consequently include revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to the value of our common units. Whether these proposals will be enacted by the government and in what form is unknown, as are the ultimate consequences of the proposed legislation.

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

        Furthermore, the agreements governing our private equity funds and certain non-private equity investment funds managed by us provide that in the event certain "key persons" in these funds (for example, both of Messrs. Kravis and Roberts for our private equity funds, and, in the case of certain geographically or product focused funds, one or more of the executives focused on such funds) generally cease to actively manage a fund, investors in the fund will be entitled to: (i) in the case of our private equity funds, reduce, in whole or in part, their capital commitments available for further investments; and (ii) in the case of certain of our fixed income or other non-private equity investment funds, withdraw all or any portion of their capital accounts, in each case on an investor-by-investor basis (which could lead possibly to a liquidation of those funds). The occurrence of such an event would likely have a significant negative impact on our revenue, net income and cash flow.

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

        Many of our principals hold interests in our business through KKR Holdings. These individuals currently receive financial benefits from our business in the form of distributions and amounts funded by KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. While all of our employees and our principals receive base salaries from us, profit-based cash amounts for certain individuals currently are borne by KKR Holdings from cash reserves based upon distributions on a portion of KKR Group Partnership Units held by KKR Holdings. There can be no assurance that KKR Holdings will have sufficient cash available to continue to make profit-based cash payments and we expect to pay a portion, or eventually all, of these cash bonus payments as KKR Holdings becomes unable to reserve cash for bonus compensation as our principals who hold equity interests through KKR Holdings become entitled to the cash distributions on the KKR Group Partnership Units held by KKR Holdings.

        Moreover, in connection with the KPE Transaction, we made large grants of KKR Holdings units that vest in installments over a five year period commencing October 1, 2009. Our principals may also receive additional equity interests in our business through equity awards granted by KKR Holdings, which does not cause any dilution. However, we have granted and will grant some or all of the types of equity awards historically granted by KKR Holdings from our Equity Incentive Plan, which has caused dilution. In addition, we may be unwilling to grant our employees additional significant equity awards in our business, whether before or even after all of the KKR Holdings units granted in October 2009 vest, and the value of the grants and distributions they receive in respect of their existing awards may be lower than anticipated. This may limit our ability to attract, retain and motivate talented personnel. In order to recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them, which may cause a higher percentage of our revenue to be paid out in the form of compensation, which would have an adverse impact on our profit margins.

        In addition, there is no guarantee that the confidentiality and restrictive covenant agreements to which our principals are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. These agreements will expire after a certain period of time, at which point each of our principals would be free to compete against us and solicit investors in our funds, clients and employees. Depending on which entity is a party to these agreements and/or the laws applicable to them, we may not be able to enforce them or become subject to lawsuits or other claims, and certain of these agreements might be waived, modified or amended at any time without our consent. See "Certain Relationships and Related Transactions, and Director Independence—Confidentiality and Restrictive Covenant Agreements."

        We strive to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with fund investors. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

Operational risks may disrupt our businesses, result in losses or limit our growth.

        We rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, may be subject to security risks, and the cost of maintaining such systems may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on our business. Furthermore, we depend on our principal offices in New York City, where most of our administrative personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our principal offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our fund investors' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our fund investors', our counterparties' or third parties' operations, which could result in significant losses, increased costs or reputational damage. Finally, we rely on third party service providers for certain aspects of our business, including for certain information systems, technology, administration, tax and compliance matters. Any interruption or deterioration in the performance of these third parties could impair the quality of our and our funds' operations and could impact our reputation and adversely affect our businesses and limit our ability to grow.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

        We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies, including investment opportunities in new asset classes, developing new types of investment structures and products (such as managed accounts and structured products), and expanding into new geographic markets and businesses. We have in recent years opened offices in Asia and the Middle East, and also developed a capital markets business in the United States, Europe, the Middle East and Asia-Pacific, which we intend to grow and diversify. We have also launched a number of new investment initiatives in areas such as real estate, oil and gas, infrastructure and hedge funds. We have and may continue to pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, strategic partnerships or other strategic initiatives, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

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

  •
  potential increase in concentration of the investors in our funds;

  •
  disagreements with joint venture partners or other stakeholders in strategic partnerships; and

  •
  the broadening of our geographic footprint, including the risks associated with conducting operations in foreign jurisdictions, including taxation.

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

        Our growth strategy is based, in part, on the expansion of our platform through selective investment in, and development or acquisition of, businesses and investment strategies complementary to our business. The expansion into new products and geographies has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance. This growth strategy involves a number of risks, including the risk that the expected synergies from a newly developed product or strategic alliance will not be realized, that the expected results will not be achieved, that new strategies are not appropriately planned for or integrated into the firm, that the new strategies may conflict, detract from or compete against our existing businesses, that the investment process, controls and procedures that we have developed around our existing platform will prove insufficient or inadequate or that our information systems and technology, including related security systems, may prove to be inadequate. For example, the offering of investment products to retail investors, including our funds registered under the 1940 Act, may result in increased compliance and litigation costs. We may also incur significant charges in connection with such investments, which ultimately may result in significant losses and costs. Such losses could adversely impact our business, results of operations and financial condition, as well as do harm to our professional reputation.

If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our principal assets, our liquidity, business, results of operations and financial condition could be adversely affected.

        Our principal assets provide us with a significant source of capital to grow and expand our business, increase our participation in our transactions and underwrite commitments in our capital markets business. Our principal assets have provided a source of capital to underwrite loans, securities or other financial instruments, which we generally expect to syndicate to third parties. To the extent that we are unable to do so, we may be required to sell such investments at a significant loss or hold them indefinitely. If we are required to retain investments on our balance sheet for an extended period of time, the inability of our capital markets business to complete additional transactions would impair our results. In addition, as our principal assets have been a significant source of financing for new strategies, to the extent that such strategies are not successful or our principal assets cease to provide adequate liquidity, we would be limited in our ability to seed new businesses or support our existing business as effectively as contemplated.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could adversely affect our business.

        Our business is subject to extensive regulation. We are subject to regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients and fund investors or fail to gain new clients and fund investors.

        As a result of market disruptions in the past years as well as highly publicized financial scandals, regulators and fund investors exhibited concerns over the integrity of the U.S. and global financial markets. In response, regulators in the United States and elsewhere launched programs of regulatory reform that have broad implications for us and for our funds, as well as for many of the markets in which we and they operate. In addition, the private equity industry has come under increased political, regulatory and news media scrutiny with politicians, governmental officials, and regulators focusing on the taxation of carried interest and the private equity industry's allocation of expenses to the funds and valuation practices. Any changes in the regulatory framework applicable to our business, including the changes and potential changes described below, as well as adverse news media attention, may impose additional expenses or capital requirements on us, limit our fundraising for our investment products, result in limitations in the manner in which our business is conducted, have an adverse impact upon our financial condition, results of operations or prospects, impair executive retention or recruitment and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new regulation or regulatory framework could negatively impact our funds and us in a number of ways, including increasing our costs and the cost for our funds of investing, borrowing or hedging, increasing the funds' or our regulatory costs, imposing additional burdens on the funds' or our staff, and potentially requiring the disclosure of sensitive information. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. New laws or regulations could make compliance more difficult or more expensive or affect the manner in which we conduct business. Moreover, we anticipate the potential for an increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us. Such investigations and reporting obligations will likely impose additional expenses on us, may require the attention of senior management and increase the complexity of managing our business and may result in fines if we or any of our funds are deemed to have violated any regulations.

        There have been a number of legislative or regulatory proposals affecting the financial sector in the United States. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or

Dodd-Frank Act, that President Obama signed into law on July 21, 2010, creates a significant amount of new regulation. The Dodd-Frank Act:

  •
  establishes the Financial Stability Oversight Council, or FSOC, a federal agency charged with, among other things, designating systemically important nonbank financial companies for heightened prudential supervision and making recommendations regarding the imposition of enhanced standards regarding capital, leverage, conflicts and other requirements for financial firms deemed to pose a systemic threat to the financial stability of the U.S. economy;

  •
  requires private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act (as described elsewhere in this report, Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiaries KKR Asset Management LLC and Prisma Capital Partners LP are registered with the SEC as investment advisers under the Investment Advisers Act), to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies;

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

        Many of these provisions are subject to further rule making and to the discretion of regulatory bodies, such as the FSOC. For example, the following rulemaking has been enacted and the following notices of proposed rulemakings have recently been announced that may apply to us or our subsidiaries:

  •
  On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The rule and guidance detail a three stage review process, with the level of scrutiny increasing at each stage. During the first stage, the FSOC will apply a broad set of uniform quantitative metrics to identify nonbank financial companies that warrant additional review. In this first stage, the FSOC will consider whether a nonbank financial company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets of 10%. A company that meets both the asset test and at least one of the other thresholds will be subject to additional review. Although we believe we should not currently be designated as systemically important under the Stage 1 criteria outlined above, those criteria as well as our business are likely to evolve over time. Additional uncertainty is created because the FSOC retains authority to designate any nonbank financial company as systemically important, even if the company does not meet the Stage 1 criteria. The FSOC will consider in the future whether to establish "an additional set of metrics or thresholds tailored to evaluate hedge funds and private equity firms and their advisers." The preamble to the final rule notes that less regulatory data is generally available for hedge funds and private equity firms, but indicates that, in developing any such additional metrics or thresholds, it intends to review financial disclosures that private fund advisers are required to file with the SEC and CFTC, as further described below. If the FSOC were to determine that we were a systemically important nonbank financial company, we would be subject to a heightened degree of regulation, including more stringent standards relating to capital, leverage, liquidity, risk management, resolution planning and credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress testing by the Federal Reserve. There can be no assurance that nonbank financial firms such as us will not become subject to the aforementioned restrictions or other requirements for financial firms deemed to be systemically important to the financial stability of the U.S. economy.

  •
  The Dodd-Frank Act, under what has become known as the "Volcker Rule," generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule became effective on July 21, 2012, although the final implementing regulations have not yet been issued, and is subject to certain transition periods and exceptions for certain permitted activities that would enable certain institutions subject to the Volcker Rule to continue investing in private equity funds under certain conditions. Until the final regulations have been issued, there will be significant uncertainty regarding the implementation of the Volcker Rule and its practical implications. However, there could be adverse implications for our ability to raise funds from the types of entities mentioned above as a result of this prohibition. On October 11, 2011, the Federal Reserve and other federal regulatory agencies issued proposed rules implementing the Volcker Rule. On April 19, 2012, the Federal Reserve issued a statement clarifying that entities subject to the Volcker Rule will have the full two-year period provided under the statute to fully conform their activities and investments.

  •
  On October 26, 2011, the SEC adopted a new rule requiring certain advisers to private funds to periodically file reports on a new Form PF. Large private fund advisers including advisers with at least $1.5 billion in assets under management attributable to hedge funds and advisers with at least $2 billion in assets under management attributable to private equity funds are subject to more detailed and in certain cases more frequent reporting requirements. The information will be used by the FSOC in monitoring risks to the U.S. financial system. We plan to make a Form PF filings, and compliance with the extensive reporting requirements of Form PF has required additional management and operational resources and attention.

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

  •
  On February 8, 2011, the Federal Reserve proposed a rule establishing the requirements for determining if a company is "predominantly engaged in financial activities" and defines the terms "significant nonbank financial company" and "significant bank holding company." In particular, the rule would define a "significant nonbank financial company" to mean (i) any systemically important nonbank financial company designated by the FSOC and (ii) any other nonbank financial company with $50 billion or more in total consolidated assets as determined in accordance with applicable accounting standards.

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

        As mandated by the Dodd-Frank Act, the Commodity Futures Trading Commission, or CFTC, has proposed or adopted a series of rules to establish a comprehensive new regulatory framework for swaps and security based swaps. For example in November 2011, the CFTC finalized rules instituting position limits on certain commodity futures contracts, as well as any futures and swaps that are economically equivalent. Absent an applicable exemption, the regulations would have required aggregation of positions in accounts in which any person, directly or indirectly, holds an ownership or equity interest of 10% or more, as well as accounts over which that person controls trading. Although, in September 2012, the U.S. District Court for the District of Columbia struck down the CFTC's November 2011 rules, the CFTC may issue new rules that may be substantially similar to the November 2011 rules. If so, and to the extent that we do not qualify for an exemption, we may be required to aggregate the positions of our various investment funds and the positions of our portfolio companies. Although the scope of the new regulatory framework is still unclear, these and other new rules may require us and our portfolio companies to limit our trading activities, and in addition, our funds may have difficulty completing otherwise profitable acquisitions in particular industries or may generate profits that are lower than would otherwise be the case. Monitoring and analysis of whether these new rules would require us to register with the CFTC will require management and operational resources and attention, and registration, if required, could impact our operations and add additional costs associated with ongoing compliance.

        In February 2012, the CFTC issued a final rule that rescinded an exemption from CFTC registration for commodity pool operators in connection with privately offered funds, narrowed an exception from commodity pool operator registration obligations with respect to registered investment companies, and amended related rules and guidance. In addition, under Title VII of the Dodd-Frank Act, the CFTC and SEC have been given regulatory authority over swaps, and have adopted a series of rules to establish a comprehensive new regulatory framework for swaps. These rules may limit the activities of certain of our funds, including our fund of funds, and subject us to new regulation, potentially including registration by us or one or more of our affiliates as commodity pool operators and/or commodity trading advisors.

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

        In August 2012, the regulation on OTC Derivatives, Central Counterparties and Trade Repositories (also known as the European Market Infrastructure Regulation, or EMIR) became effective. The requirements of EMIR are expected to be phased in over a number of years, beginning in mid-2013. EMIR imposes a requirement that certain "standardized" derivatives contracts are centrally cleared. Where transactions are not subject to central clearing, techniques must be employed to mitigate the risk presented by the transaction. These risk mitigation techniques include trade confirmation, reconciliation processes, exchange of margin, and the daily mark-to-market of trades. EMIR also requires certain filings by market participants regarding OTC derivatives trades with central trade repositories. The imposition of these requirements could increase the cost of trading in the derivative markets, which could in turn make it more expensive and difficult for our funds to enter into swaps and other derivatives in the normal course of their business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.

        In November 2010, the European Parliament and the Council of Ministers adopted the EU Directive on Alternative Investment Fund Managers, or AIFMs. EU member states will be required to implement the Directive into national law by July 2013. The Directive will apply to AIFMs established in the EU and to non-EU AIFMs marketing securities of alternative investment funds, or AIFs, in the EU, subject to certain exemptions. AIFMs established in the EU would be required to seek authorization from their home jurisdiction regulators. Non-EU AIFMs will be ineligible for an EU-wide passport under the Directive until the Commission adopts an implementing measure permitting such registration. Non-EU AIFMs that do not register under the Directive may continue to market fund interests to EU professional investors if and to the extent permitted under national law, subject to certain minimum conditions. Individual member states may impose additional conditions, and preliminary indications are that some member states, including Germany, are likely to do so. The Directive will impose new operating requirements on registered AIFMs, including rules on the structure of remuneration for certain personnel, a threshold for regulatory capital and leverage limits, as well as reporting obligations in respect of controlled EU portfolio companies. The European Commission published the delegated regulation (the Level 2 Regulation), supplementing the Directive with regards to exemptions, general operating conditions, depositaries, leverage, transparency and supervision on December 19, 2012. In February 2013, the European Securities and Market Authority published its final guidelines on sound remuneration principles under the Directive. Other implementing measures remain to be adopted. The Directive, the Level 2 Regulation and EU member state implementing measures could have an adverse effect on our businesses by, among other things, (i) imposing disclosure obligations and restrictions on distributions by EU portfolio companies of the funds we manage, (ii) significantly restricting marketing activities, (iii) potentially requiring changes in our compensation structures for key personnel, thereby potentially affecting our ability to recruit and retain these personnel, and (iv) potentially in effect restricting our funds' investments in companies based in EU countries. The Directive, the Level 2 Regulation and the EU member state implementing measures could limit, both in absolute terms and in comparison to EU-based investment managers and funds, our operating flexibility, our ability to market our funds, and our fund raising and investment opportunities, as well as expose us to conflicting regulatory requirements in the United States and the EU.

        During the course of 2012, the EU has proposed or adopted a series of regulatory initiatives that may impact certain aspects of our business in EU member states. In March 2012, a regulation that limits sovereign and naked short selling of government bonds and stocks, the Short Selling Regulation, became effective. The Short Selling Regulation took effect on November 1, 2012. In June 2012, the European Commission published a legislative proposal for a directive establishing a framework for the recovery and resolution of credit institutions and investment firms. If and when adopted, the Directive will impose new obligations on covered institutions, including preparation of recovery and resolution plans, and give regulators wide-ranging powers. Revisions to the Markets in Financial Instruments Directive that were proposed in October 2011 are likely to be adopted in 2013 and are expected to result in new regulatory burdens, including a requirement to trade certain derivatives on regulated trading venues. The imposition of these requirements could increase our and our funds' costs and the complexity of managing our business and may result in fines if we or any of our funds are deemed to have violated any of the new regulations.

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

        In 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, finalized a comprehensive set of capital and liquidity standards, commonly referred to as "Basel III," for internationally active banking organizations. These new standards, which are expected to be fully phased in by 2019, are expected to require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. In July 2011, the European Commission published legislative proposals to implement Basel III's capital and liquidity standards by revising the existing Capital Requirements Directive and issuing a new Capital Requirements Regulation, collectively referred to as CRD IV. In June 2012, the U.S. federal banking agencies issued proposed regulations that, among other things, would implement the Basel III capital framework in the United States. Although the Basel III framework provides for implementation of the enhanced capital requirements to begin January 1, 2013, implementation in both Europe and the United States has been indefinitely delayed until these proposed regulations can be finalized. Compliance with the Basel III standards may result in significant costs to banks, which in turn may result in higher borrowing costs for the private sector and reduced access to certain types of credit. Basel III may increase the cost of borrowing by our funds and portfolio companies, which may result in fewer investments being acquired or disposed, lower returns, a decrease in valuations of our investments, or an inability to refinance debt on economic terms. See "—Changes in the debt financing markets may negatively impact the ability of our private equity funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower yielding investments and potentially decrease our net income."

        In October 2011 and November 2012, the Financial Stability Board, or FSB, issued reports that recommended strengthening the oversight and regulation of the so-called shadow banking system, broadly described as credit intermediation involving entities and activities outside the regular banking system. The report outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. Similarly, in March 2012 the European Commission issued a Green paper on shadow banking building on the work of the FSB. The FSB plans to publish final recommendations for the regulation and oversight of shadow banking in September 2013. While at this stage it is difficult to predict the scope of any new regulations, if such regulations were to extend the regulatory and supervisory requirements, such as capital and liquidity standards, currently applicable to banks, to our funds considered to be engaged in "shadow banking", the regulatory and operating costs of our affected businesses would increase and may become prohibitive.

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

        On the other hand, we are and will become further subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform to include retail investors. For example, three funds in our Public Markets segment are registered under the 1940 Act as management investment companies. These funds and KKR Asset Management LLC, which serves as their investment adviser, are subject to the 1940 Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. As our business expands we may be required to make additional registrations, including in jurisdictions outside the U.S. Compliance with these rules will increase our compliance costs and create potential for additional liabilities and penalties the management of which would divert management's attention from our business and investments.

        Other requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect holders of interests in our business. Consequently, these regulations often serve to limit our activities. In addition, the regulatory environment in which our funds or their investors operate may affect our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state or other local laws may limit investment activities of state pension plans or insurance companies. We may also be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other governmental regulatory authorities including foreign regulatory authorities or self-regulatory organizations that supervise the financial markets.

        We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act, or FCPA, as well as trade sanctions and other export control laws administered by the Office of Foreign Assets Control, or OFAC, the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.

        The recently enacted Iran Threat Reduction and Syrian Human Rights Act of 2012 ("ITRSHRA") expands the scope of U.S. sanctions against Iran. Notably, ITRSHRA prohibits foreign entities that are majority owned or controlled by U.S. persons from engaging in transactions with Iran that would be contrary to the sanctions regulations if undertaken by a U.S. person. In addition, Section 219 of the ITRSHRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports any dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRSHRA requires companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted outside of the United States by a foreign affiliate. To our knowledge, none of our activities during the year ended December 31, 2012, are required to be disclosed pursuant to ITRSHRA, except as disclosed in Exhibit 99.1 to this annual report. We are required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report. The SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

        Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery committed by companies in which we or our funds invest or which we or our funds acquire.

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

        Certain laws to which we are subject, such as certain environmental laws, takeover laws, anti-bribery and anti-corruption laws, escheat or abandoned property laws, and antitrust laws, may impose requirements on us and our portfolio companies as an affiliated group and, in some cases, impose concepts such as joint and several liability or notification obligations on affiliates. For example, the United Kingdom introduced a CRC Energy Efficiency Scheme which requires, under certain circumstances, that funds, general partners and portfolio companies participate in the scheme as a single organization and aggregate the energy supplies made to each of them. In addition, the scheme imposes joint and several liability for compliance on the entities within the organization. Moreover, certain non-U.S. jurisdictions may seek to make us liable for the anti-trust violations, if any, committed by certain of our portfolio companies. Similarly, our portfolio companies may be subject to contractual obligations which may impose obligations or restrictions on their affiliates. The interpretation of such contractual provisions will depend on local laws. Given that we do not control all of our portfolio companies and that our portfolio companies generally operate independently of each other, there is a risk that we could contravene one or more of such laws, regulations and contractual arrangements due to limited access and opportunities to monitor compliance. In addition, compliance with these laws or contracts could require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs.

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

        The investment decisions we make in our investment management business and the activities of our investment professionals on behalf of our portfolio companies may subject them and us to the risk of third-party litigation arising from dissatisfaction of fund investors with the performance of their funds, the activities of our portfolio companies and a variety of other litigation claims. See the section entitled "Litigation" appearing in Note 15 "Commitments and Contingencies" of our financial statements included elsewhere in this report. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as the risk of shareholder litigation by other shareholders of public companies or holders of debt instruments of companies in which our funds have significant investments. We are also exposed to risks of litigation or investigation in the event of any transactions that presented conflicts of interest that were not properly addressed.

        To the extent investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, such investors may have remedies against us, our investment funds, our principals or our affiliates under federal securities law and state law. Investors in our funds do not have legal remedies against us, the general partners of our funds, our funds, our principals or our affiliates solely based on their dissatisfaction with the investment performance of those funds. While the general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

        In addition, we have formed and may continue to form funds targeting retail investors, which may subject us to additional risk of litigation and regulatory scrutiny. See—"Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could adversely affect our business."

        If any lawsuits were brought against us and resulted in a finding of substantial legal liability, the lawsuit could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously impact our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

        In addition, with a workforce composed of many highly paid professionals, we face the risk of litigation relating to claims for compensation or other damages, which may, individually or in the aggregate, be significant in amount. The cost of settling any such claims could negatively impact our business, financial condition and results of operations.

Misconduct of our employees or at our portfolio companies could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

        There is a risk that our principals and employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the assets we manage. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. We may also be adversely affected if there is misconduct by senior management of portfolio companies in which our funds invest, even though we may be unable to control or mitigate such misconduct. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest. If our employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.

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

  •
  the historical returns that we present in this report derive largely from the performance of our earlier private equity funds, whereas future fund returns will depend increasingly on the performance of our newer funds, which may have little or no investment track record, and in particular you will not benefit from any value that was created in our funds prior to the KPE Transaction to the extent such value has been realized and we may be required to repay excess amounts previously received in respect of carried interest in our funds if, upon liquidation of the fund, we have received carried interest distributions in excess of the amount to which we were entitled;

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

        Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of investments reflected in an investment fund's or finance vehicle's net asset value, or NAV, do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund or finance vehicle when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund NAVs would result in losses for the applicable fund and the loss of potential carried interest and other fees. Also, if realizations of our investments produce values materially different than the carrying values reflected in prior fund NAVs, fund investors may lose confidence in us, which could in turn result in difficulty in raising capital for future funds.

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

        Because many of our funds' investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, our fixed income funds use varying degrees of leverage when making investments. Similarly, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company's total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company's indebtedness may also increase in recapitalization transactions subsequent to the company's acquisition. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our funds and our portfolio companies. Also, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness such as we experienced during 2009 would make it more expensive to finance those investments. In addition, increases in interest rates could decrease the value of fixed-rate debt investments that our finance vehicles or our funds make. Increases in interest rates could also make it more difficult to locate and consummate private equity and other investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Capital markets are volatile, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.

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

        A leveraged company's income and equity also tend to increase or decrease at a greater rate than would otherwise be the case if money had not been borrowed. As a result, the risk of loss associated with a leveraged company is generally greater than for comparable companies with comparatively less debt. For example, leveraged companies could default on their debt obligations due to a decrease in revenues and cash flow precipitated by an economic downturn or by poor relative performance at such a company.

        When our funds' existing portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If the financing for such purposes were to be unavailable or uneconomic when significant amounts of the debt incurred to finance our funds' existing portfolio investments start to come due, these investments could be materially and adversely affected. In the event of default or potential default under applicable financing arrangements, one or more of our portfolio companies may go bankrupt, which could give rise to substantial investment losses, adverse claims or litigation against us or our employees and damage to our reputation.

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

        Our hedge fund solutions strategy and our long/short equity fund, credit-oriented funds and CLOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities or debt obligations. Gains realized with borrowed funds may cause the fund's net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund's net asset value could also decrease faster than if there had been no borrowings.

        Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

The due diligence process that we undertake in connection with our investments may not reveal all facts that may be relevant in connection with an investment.

        Before making our investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment, to identify possible risks associated with that investment and, in the case of private equity investments, to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we typically evaluate a number of important business, financial, tax, accounting, environmental and legal issues in determining whether or not to proceed with an investment. Outside consultants, legal advisors, accountants and investment banks are involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. The due diligence conducted for certain of our Public Markets strategies is limited to publicly available information. Accordingly, we cannot be certain that the due diligence investigation that we will carry out with respect to any investment opportunity will reveal or highlight all relevant facts (including fraud, bribery and other illegal activities and contingent liabilities) that may be necessary or helpful in evaluating such investment opportunity, including the existence of contingent liabilities. We also cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment.

        When we conduct due diligence in making and monitoring investments in third party hedge funds, we rely on information supplied by third party hedge funds or by service providers to such third party hedge funds. The information we receive from them may not be accurate or complete and therefore we may not have all the relevant facts necessary to properly assess and monitor our funds' investment in a particular hedge fund.

Our investment management activities involve investments in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the capital invested.

        Many of our funds hold investments in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities at many points in time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available, and then only at such times when we do not possess material nonpublic information. The ability of many of our funds to dispose of investments is heavily dependent on the capital markets and in particular the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is made. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing our investment returns to risks of downward movement in market prices during the intended disposition period. In addition, as certain of our funds have a finite term, we could be forced to dispose of investments sooner than otherwise desirable. Accordingly, under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. We have made and expect to continue to make significant capital investments in our current and future funds. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.

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

Our investments in real assets such as real estate, infrastructure assets and natural resources may expose us to increased risks and liabilities and may expose our unitholders to adverse tax consequences.

        Investments in real assets, which may include real estate, infrastructure assets, oil and gas properties and other natural resources, may expose us to increased risks and liabilities that are inherent in the ownership of real assets. For example, ownership of real assets in our funds or vehicles may increase our risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. Ownership of real assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs, for example with respect to compliance with zoning, environmental or other applicable laws.

        Without limiting the foregoing disclosure, we note that investments that we have made and will continue to make in the oil and gas industries may present specific environmental, safety and other inherent risks, and such investments are subject to stringent and complex foreign, federal, state and local laws, ordinances and regulations specific to oil and gas industries, for example governing controls, taxes, transportation of oil and natural gas, exploration and production, permitting, and various conservation laws and regulations applicable to oil and natural gas production and related operations in addition to regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with applicable laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible and increase the cost of production thus reducing profitability. Our oil and gas investments are subject to other risks, such as:

  •
  Currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered making it difficult to predict the future costs or impact of compliance.

  •
  The oil and gas industries present inherent risk of personal and property injury, for which we may not be fully insured.

  •
  Our estimated oil, natural gas, and natural gas liquids reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and value of our reserves.

  •
  The performance of our natural resources investments depend on the skill, ability and decisions of third party operators. Failure of such operators to comply with applicable laws, rules and regulations could result in liabilities to us, reduce the value of our interest in the oil and natural gas properties, adversely affect our cash flows and results of operations.

  •
  If commodity prices decline and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil and natural gas properties, which may reduce the value of our natural resources investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.

        Investments in real estate will be subject to the risks inherent in the ownership and operation of real estate and real estate related businesses and assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. In addition, if we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

        In addition, investments in real assets may cause adverse tax consequences for certain non-U.S. unitholders regarding income effectively connected with the conduct of a U.S. trade or business and the imposition of certain tax withholding. Please see "—Risks Related to U.S. Taxation—Non-U.S. persons face unique U.S. tax issues from owning our common units that may result in adverse tax consequences to them". Moreover, investments in real assets may also require all our unitholders to file tax returns and pay taxes in various state and local jurisdictions in the U.S. and abroad where these real assets are located. Please see "Risks Related to U.S. Taxation—Holders of our common units may be subject to state, local and foreign taxes and return filing requirements as a result of owning such common units".

Our investment in Nephila is exposed to natural catastrophe and weather risk.

        Our investment in Nephila, an investment manager focused on investing in natural catastrophe and weather risk, is exposed to a risk of reduced revenues resulting from natural disasters. Because catastrophic loss events are by their nature unpredictable, historical results of operations of Nephila may not be indicative of its future results of operations. As a result of the occurrence of one or more major catastrophes in any given period, the expected returns from this investment may fall short of our expectations.

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

        Our funds and accounts hold investments that include debt instruments and equity securities of companies that we do not control and such investments may comprise an increasing part of our business. Such instruments and securities may be acquired by our funds and accounts through trading activities or through purchases of securities from the issuer. In addition, our funds and accounts may acquire minority equity interests, particularly when sponsoring investments as part of a large investor consortium, and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds or accounts retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of investments by our funds or accounts could decrease and our financial condition, results of operations and cash flow could be adversely affected. In addition, many of our investments in our Public Markets funds, vehicles and accounts are in companies or other funds that we do not control.

We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.

        Many of our funds, vehicles and accounts invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2012, approximately 52% of the unrealized value of the investments of those funds and accounts was attributable to foreign investments. Investing in companies that are based in countries outside of the United States and, in particular, in emerging markets such as China, India, Turkey, countries in south and southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:

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
  violations of sanctions regimes;

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

        In addition, certain countries such as Australia, China, India, Japan and South Korea, where we have made investments, have sought to tax investment gains derived by nonresident investors, including private equity funds, from the disposition of the equity in companies operating in those countries. In some cases this development is the result of new legislation or changes in the interpretation of existing legislation and local authority assertions that investors have a local taxable presence or are holding companies for trading purposes rather than for capital purposes, or are not otherwise entitled to treaty benefits. With respect to India, in 2011 the Supreme Court of India held in favor of a taxpayer finding that the sale of a foreign company that indirectly held Indian assets was not subject to Indian tax. However, the tax laws were amended in 2012 to subject such gains to Indian tax with retroactive effect. Further, a general anti-avoidance rule was also introduced that would provide a basis for the tax authorities to subject other sales and investments through intermediate holding jurisdictions such as Mauritius to Indian tax. While such rule is presently scheduled to become effective for tax years beginning on or after April 1, 2013, the Indian government and finance minister of India have raised concerns about with respect to these new rules including their retroactive effect in certain circumstances. Indian taxation of the capital gains of a foreign investor, upon a direct or indirect sale of an Indian company, remains uncertain.

        Further, the tax authorities in certain countries, such as Australia, Belgium, China, Denmark, Germany, and South Korea have sought to deny the benefits of income tax treaties or EU Directives with respect to withholding taxes on interest and dividends of nonresident entities, on the basis that the entity benefiting from such treaty or Directive is not the owner of the income, is a mere conduit inserted primarily to access treaty benefits or Directives, or otherwise lacks substance.

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

        Although we expect that most of the capital commitments of our funds, vehicles and accounts will be denominated in U.S. dollars, our investments and capital commitments that are denominated in a foreign currency, such as euro, will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the ability of countries to pay their national debt, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or even available at all. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See "—Risk management activities may adversely affect the return on our investments."

Third party investors in our funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund's operations and performance.

        Investors in certain of our funds make capital commitments to those funds that the funds are entitled to call from those investors at any time during prescribed periods. We depend on fund investors fulfilling their commitments when we call capital from them in order for such funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any fund investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may in the future also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If our fund investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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

        The CFTC has proposed or adopted regulations governing swaps and security-based swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. See "Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business."

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

        We hold interests in some of our portfolio companies through our management of private equity funds in our Private Markets segment, as well as through separate investments in those funds and co-investments in certain portfolio companies of such funds, principally consisting of the assets we acquired from KPE in the KPE Transaction, in our Capital Markets and Principal Activities segment. As of December 31, 2012, we hold significant aggregate investments in each of Alliance Boots GmbH, HCA Inc., The Nielsen Company B.V. and Dollar General Corporation, which each represent more than 5% of our Capital Markets and Principal Activities segment investment balance. As a result of our disproportionate investment in these companies, or any other portfolio companies for which similar investments are held in the future, any fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies.

Our business activities may give rise to a conflict of interest with our funds.

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

        We may also cause different investment funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. Conflicts may also arise where we make principal investments for our own account or permit employees to invest alongside our investment vehicles or our balance sheet for their own account. In certain cases, we may require that a transaction or investment be approved by fund investors or their advisory committees, be approved by an independent valuation expert, be subject to a fairness opinion, be based on arms-length pricing data or be calculated in accordance with a formula provided for in a fund's governing documents prior to the completion of the relevant transaction to address potential conflicts of interest. Such instances include principal transactions where we or our affiliates warehouse an investment in a portfolio company for the benefit of one or more of our funds or accounts pending the contribution of committed capital by the investors in such funds or accounts, follow-on investments by a fund other than a fund which made an initial investment in a company or transactions in which we arrange for one of our funds or accounts to buy a security from, or sell a security to, another one of our funds or accounts.

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

Investors in certain of our Public Markets funds and vehicles may redeem their investments in these funds with minimal notice.

        On October 1, 2012, KKR completed its acquisition of Prisma, a provider of customized hedge fund solutions, currently principally through fund of funds portfolios. Investors in these funds of funds along with those in our existing long/short equity strategy and similar investment vehicles may generally submit redemptions to redeem their investments on a quarterly basis following the expiration of a specified period of time or in certain cases capital may be withdrawn earlier subject to a fee, in each case subject to the applicable fund's specific redemption provisions. For certain Prisma funds managed as part of a single investor's mandate the length of time to redeem an investment may vary and will depend on the liquidity constraints of each Prisma fund's underlying portfolio. Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, unhappiness with a fund's performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, performance and liquidity needs of fund investors. In a declining market or period of economic disruption or uncertainty, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions from our funds of funds or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.

        A portion of assets invested in our fund of hedge funds strategy are managed through separately managed accounts or entities structured for investment by one investor or related investors whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account or entity mandates. The investment management agreements we enter into in connection with managing separately managed accounts or entities on behalf of certain clients may be terminated by such clients on as little as 30 days' prior written notice, or less in certain prescribed circumstances. In addition, the boards of directors of the certain funds we manage could terminate our advisory engagement of those companies, on as little as 30 days' prior written notice. Similarly, we provide subadvisory services to other investment advisors and managers. Such investment advisors and managers could terminate our subadvisory agreements on as little as 30 days' prior written notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.

        A fund of funds is subject to risks related to the limited rights it has to withdraw, transfer or otherwise liquidate its investments from the underlying hedge funds or other funds in which it invests. Hedge funds, including those in which our fund of funds are invested and the hedge funds we offer to our fund investors, may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Moreover, these risks may be exacerbated for funds of funds such as those we manage. For example, if one of our funds of funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for our funds of hedge funds would be compounded. In 2008 many hedge funds experienced significant declines in value. In many cases, these declines in value were both provoked and exacerbated by margin calls and forced selling of assets, often at distressed prices. Moreover, certain of our funds of funds were invested in hedge funds that halted redemptions in the face of illiquidity and other issues, which precluded those funds of funds from receiving their capital back on request. There can be no guarantee that such a situation would not recur, particularly in times of market distress.

        In addition, three funds in our Public Markets business are registered under the 1940 Act as management investment companies. These funds and KKR Asset Management LLC, which serves as their investment adviser, are subject to the 1940 Act and the rules thereunder. One of these funds is an open-end fund. Investors in the open-end fund may generally redeem their investments on a daily basis. Two of these funds are close-end funds. The closed-end funds may, at the discretion of the boards of those funds, offer quarterly repurchases of up to 20 percent of the net assets of the funds. In addition, the management fees we are paid for managing the investment company will generally be subject to contractual rights the company's board of directors (or, in the case of the business development company we manage, the investment adviser) has to terminate our management of an account on as short as 60 days' prior notice. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

Investments by our fund of funds, long/short equity strategy and any other hedge funds and similar investment vehicles are subject to numerous additional risks.

        Investments by one or more hedge funds and investment vehicles with similar characteristics that we currently advise or may organize in the future are subject to numerous additional risks, including the following:

  •
  Our long/short equity strategy is newly established without any operating history, and we do not have any significant track record as a hedge fund manager.

  •
  Generally, there are few limitations on the execution of investment strategies of a hedge fund or fund of funds, which are subject to the sole discretion of the management company or the general partner of such funds.

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

  •
  Hedge funds and funds of funds are subject to risks due to potential illiquidity of assets. Hedge funds and funds of funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds or funds of funds to liquidate positions rapidly in order to meet margin calls, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. In addition in a declining market or in the event fund investors otherwise demand greater liquidity, the pace of redemptions could accelerate requiring us to sell assets on unfavorable terms.

  •
  Hedge fund investments are also subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing "daily price fluctuation limits" or "daily limits," the existence of which may reduce liquidity or effectively curtail trading in particular markets. Our new fund of hedge fund business may also be subject to and may subject our firm to extensive regulations, including those of the Commodity Futures Trading Commission and the regulations described under "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business" in our Annual Report on Form 10-K.

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

        As of February 21, 2013, KKR Holdings owns 424,979,965 KKR Group Partnership Units, and our principals generally have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the holders of our common units, including a merger or consolidation of our business, a sale of all or substantially all of our assets and amendments to our partnership agreement that may be material to holders of our common units. In addition, our limited partnership agreement contains provisions that enable us to take actions that would materially and adversely affect all holders of our common units or a particular class of holders of common units upon the majority vote of all outstanding voting units, and since more than a majority of our voting units are controlled by KKR Holdings, KKR Holdings has the ability to take actions that could materially and adversely affect the holders of our common units either as a whole or as a particular class.

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

        The market price of our common units could decline as a result of sales of a large number of common units in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. As of February 21, 2013, we have 260,937,002 common units outstanding, which amount excludes common units beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and common units available for future issuance under the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our Equity Incentive Plan.

        As of February 21, 2013, KKR Holdings owns 424,979,965 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Except for interests held by our founders and certain interests held by other principals that were vested upon grant, interests in KKR Holdings that are held by our principals are subject to time based vesting or performance based vesting and, following such vesting, additional restrictions in certain cases on exchanges for a period of one or two years. During 2012, 32,136,605 previously unvested units in KKR Holdings vested. The market price of our common units could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for our common units. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common units to sell our common units in the future at a time and at a price that they deem appropriate.

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

        With regard to the provision described in the second bullet point above, we have no material assets other than our equity interests in subsidiaries, which in turn have no material assets other than equity interests, directly or indirectly, in the KKR Group Partnerships. Through these interests, we indirectly are the sole general partners of the KKR Group Partnerships and indirectly are vested with all management and control over the KKR Group Partnerships. We do not believe our equity interests in our subsidiaries are investment securities, and we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of the partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. In this regard, as a result of the KPE Transaction, we succeeded to a significant number of investment securities previously held by KPE and now held by our KKR Group Partnerships. In addition, we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test described in the second bullet point above. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions which may be viewed as adverse by the holders of our common units, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.

        The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause the partnership to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, would make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among the partnership, the KKR Group Partnerships and KKR Holdings, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest assets acquired in the KPE Transaction or otherwise conduct our business in a manner that does not subject it to the registration and other requirements of the Investment Company Act.

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

        Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See "—Risks Related to Our Business—The U.S. Congress has considered legislation that would have (i) in some cases after a ten-year period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as the market price of our units, could be reduced." Several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.

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

        In light of the publicly traded partnership rules under U.S. federal income tax laws and other requirements, we will hold our interest in certain of our businesses through intermediate holding companies, which will be treated as corporations for U.S. federal income tax purposes. These intermediate holding companies will be liable for U.S. federal income taxes at regular rates on all of their taxable income as well as applicable state, local and other taxes. These taxes would reduce the amount of distributions available to be made on our common units. In addition, these taxes could be increased if the IRS were to successfully reallocate deductions or income of the related entities conducting our business.

Changes in U.S. tax law could adversely affect our ability to raise funds from certain foreign investors.

        Under the U.S. Foreign Account Tax Compliance Act, or FATCA, U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions, or FFIs, are required to comply with a complicated and expansive reporting regime or, beginning in 2014, be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or, beginning in 2014, be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain fund investors to the IRS. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

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

        Certain of our investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. federal income tax purposes. Such an entity may be PFIC for U.S. federal income tax purposes. In addition, we may hold certain investments in foreign corporations that are treated as CFCs. Unitholders may experience adverse U.S. tax consequences as a result of holding an indirect interest in a PFIC or CFC. These investments may produce taxable income prior to the receipt of cash relating to such income, and unitholders that are U.S. taxpayers will be required to take such income into account in determining their gross income subject to tax. In addition, all or a portion of gain on the sale of a CFC may be taxable at ordinary income rates. Further, with respect to gain on the sale of and excess distributions from a PFIC for which an election for current inclusions is not made, such income would be taxable at ordinary income rates and be subject to an additional tax charge equivalent to an interest charge on the deferral of income inclusions from that PFIC.

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

        We expect that we will be engaged in a U.S. trade or business for U.S. federal income tax purposes, including by reason of investments in U.S. real property holding corporations, real estate assets and natural resource and oil and gas investments, in which case some portion of our income would be treated as effectively connected income with respect to non-U.S. holders, or ECI. To the extent our income is treated as ECI, non-U.S. unitholders generally would be subject to withholding tax on their allocable share of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable share of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. unitholders that are corporations may also be subject to a 30% branch profits tax (potentially reduced under an applicable treaty) on their actual or deemed distributions of such income. In addition, distributions to non-U.S. unitholders that are attributable to profits on the sale of a U.S. real property interest may also be subject to 30% withholding tax. Also, non-U.S. unitholders may be subject to 30% withholding on allocations of our income that are U.S. source fixed or determinable annual or periodic income under the Internal Revenue Code, unless an exemption from or a reduced rate of such withholding applies (under an applicable treaty of the Internal Revenue Code) and certain tax status information is provided.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Generally, a tax-exempt partner of a partnership would be treated as earning unrelated business taxable income, or UBTI, if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partner interest itself is debt-financed. As a result of our ownership of real assets and incurrence of acquisition indebtedness we will derive income that constitutes UBTI. Consequently, a holder of common units that is a tax-exempt entity (including an individual retirement account, or IRA, or a 401(k) plan participant) will likely be subject to unrelated business income tax to the extent that its allocable share of our income consists of UBTI. In addition, a tax-exempt investor may be subject to unrelated business income tax on a sale of their common units.

We cannot match transferors and transferees of common units, and we will therefore adopt certain income tax accounting conventions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our common units.

        Because we cannot match transferors and transferees of common units, we have adopted depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders' tax returns.

        In addition, our taxable income and losses are determined and apportioned among unitholders using conventions we regard as consistent with applicable law. As a result, if you transfer your common units, you may be allocated income, gain, loss and deduction realized by us after the date of transfer. Similarly, a transferee may be allocated income, gain, loss and deduction realized by us prior to the date of the transferee's acquisition of our common units. A transferee may also bear the cost of withholding tax imposed with respect to income allocated to a transferor through a reduction in the cash distributed to the transferee.

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

Certain U.S. holders of common units are subject to additional tax on "net investment income".

        U.S. holders that are individuals, estates or trusts are subject to a Medicare tax of 3.8% on "net investment income" (or undistributed "net investment income," in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person's adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in our common units will be included in a U.S. holder's "net investment income" subject to this Medicare tax.

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

ITEM 3.    LEGAL PROCEEDINGS

        The section entitled "Litigation" appearing in Note 15 "Commitments and Contingencies" of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common units representing limited partner interests began trading on the New York Stock Exchange ("NYSE") on July 15, 2010 and are traded under the symbol "KKR." The following table sets forth the high and low intra-day sales prices per unit of our common units, for the periods indicated, as reported by the NYSE.

	Sales price
	2012		2011
	High	Low	High	Low
First Quarter	$15.20	$12.74	$18.29	$14.09
Second Quarter	$15.50	$11.03	$19.16	$15.10
Third Quarter	$15.68	$12.74	$16.70	$10.07
Fourth Quarter	$15.49	$13.35	$14.58	$8.95

        The number of holders of record of our common units as of February 21, 2013 was thirteen. This does not include the number of unitholders that hold shares in "street-name" through banks or broker-dealers.

Distribution Policy

        The following table presents the distributions paid to holders of our common units at the close of business on the specified record date during fiscal 2011 and 2012:

Payment Date	Record Date	Distribution per unit
March 21, 2011	March 7, 2011	$0.29
May 27, 2011	May 16, 2011	$0.21
August 30, 2011	August 15, 2011	$0.11
November 29, 2011	November 14, 2011	$0.10
March 6, 2012	February 21, 2012	$0.32
May 21, 2012	May 7, 2012	$0.15
August 21, 2012	August 6, 2012	$0.13
November 20, 2012	November 5, 2012	$0.24

        We have declared a distribution of $0.70 per common unit payable on March 5, 2013 to unitholders of record as of the close of business on February 19, 2013.

        KKR intends to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of its investment management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its investment funds and to comply with applicable law and any of its debt instruments or other agreements. KKR does not intend to distribute net realized principal investment income, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For purposes of KKR's distribution policy, its distributions are expected to consist of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of its carry pool, and (iii) any additional distributions for certain taxes as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) non-controlling interests, and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of its business and other matters as discussed above.

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

Common Unit Repurchases in the Fourth Quarter of 2012

        No purchases of our common units were made by us or on our behalf in the fourth quarter of the year ended December 31, 2012. During the fourth quarter of 2012, 10,509,230 KKR Group Partnership Units were exchanged by KKR Holdings and our principals for an equal number of our common units, resulting in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected historical consolidated and combined financial data (i) as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. We derived the selected historical consolidated financial data as of December 31, 2012 and 2011 and for the years ending December 31, 2012, 2011 and 2010 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical combined financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 from our audited consolidated and combined financial statements which are not included in this report. You should read the following data together with "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,(1)
	2012	2011	2010	2009	2008
	($ in thousands)
Statement of Operations Data:
Fees	$568,442	$723,620	$435,386	$331,271	$235,181
Less: Total Expenses	1,598,788	1,214,005	1,762,663	1,195,710	418,388
Total Investment Income (Loss)	9,101,995	1,456,116	9,179,108	7,753,808	(12,865,239)

Income (Loss) Before Taxes	8,071,649	965,731	7,851,831	6,889,369	(13,048,446)
Income Taxes	43,405	89,245	75,360	36,998	6,786

Net Income (Loss)	8,028,244	876,486	7,776,471	6,852,371	(13,055,232)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	34,963	4,318	—	—	—
Net Income (Loss) Attributable to Noncontrolling Interests	7,432,445	870,247	7,443,293	6,002,686	(11,850,761)

Net Income (Loss) Attributable to KKR & Co. L.P.(2)	$560,836	$1,921	$333,178	$849,685	$(1,204,471)

				October 1, 2009 through December 31, 2009
Net Loss Attributable to KKR & Co. L.P.				$(78,221)

Distributions Declared per KKR & Co. L.P. Commun Unit	$1.22	$0.74	$0.60	$0.08	$—
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$2.35	$0.01	$1.62	$(0.38)	$—
Diluted	$2.21	$0.01	$1.62	$(0.38)	$—
Weighted Average Common Units Outstanding
Basic	238,503,257	220,235,469	206,031,682	204,902,226	—
Diluted	254,093,160	222,519,174	206,039,244	204,902,226	—
Statement of Financial Condition Data (period end):
Total Assets	$44,426,353	$40,377,645	$38,391,157	$30,221,111	$22,441,030
Total Liabilities	$3,020,899	$2,692,995	$2,391,115	$2,859,630	$2,590,673
Redeemable Noncontrolling Interests	$462,564	$275,507	$—	$—	$—
Noncontrolling Interests	$38,938,531	$36,080,445	$34,673,549	$26,347,632	$19,698,478
Total KKR & Co. L.P. Partners' Capital(3)	$2,004,359	$1,328,698	$1,326,493	$1,013,849	$151,879

(1)
The financial information reported for periods prior to October 1, 2009 does not give effect to the KPE Transaction.

(2)
Subsequent to the KPE Transaction, net income (loss) attributable to KKR & Co. L.P. reflects only those amounts that are allocable to KKR & Co. L.P.'s interest in our business. Net income (loss) that is allocable to our principals' interest in our business is reflected in net income (loss) attributable to noncontrolling interests.

(3)
Total KKR & Co. L.P. partners' capital reflects only the portion of equity attributable to KKR & Co. L.P. (36.9% interest in the KKR Group Partnerships as of December 31, 2012) and differs from book value reported on a segment basis primarily as a result of the exclusion of the equity impact of KKR Management Holdings Corp. and allocations of equity to KKR Holdings. KKR Holdings' 63.1% interest in the KKR Group Partnerships as of December 31, 2012 is reflected as noncontrolling interests and is not included in total KKR & Co. L.P. partners' capital.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements of KKR and the related notes included elsewhere in this report. The historical consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and "Risk Factors." Actual results may differ materially from those contained in any forward looking statements.

Overview

        Led by Henry Kravis and George Roberts, we are a leading global investment firm with $75.5 billion in AUM as of December 31, 2012 and a 36-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our fund investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

        Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and other third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 200 private equity investments with a total transaction value in excess of $470 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, equity strategies, hedge fund solutions, capital markets, infrastructure, natural resources and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing fund investors and have increased our investment in developing relationships with new investors in our funds.

        We conduct our business with offices throughout the world, providing us with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. Our growth has been driven by value that we have created through our operationally focused investment approach, the expansion of our existing businesses, our entry into new lines of business, innovation in the products that we offer fund investors, an increased focus on providing tailored solutions to our clients and the integration of capital markets distribution activities.

        As a global investment firm, we earn management, monitoring, transaction and incentive fees for providing investment management, monitoring and other services to our funds, vehicles, managed accounts, specialty finance company and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our fund investors and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.

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

Public Markets

        Through our Public Markets segment, we manage KKR Financials Holdings LLC, or KFN, which is a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending and (iv) hedge fund solutions. Many of these funds, vehicles and accounts, including three management investment companies registered under the Investment Company Act of 1940 (the "1940 Act"), are managed by KKR Asset Management LLC, or KAM, an SEC registered investment adviser. On October 1, 2012 we acquired Prisma Capital Partners LP and its affiliates ("Prisma"), an SEC registered investment adviser, which manages our hedge fund solutions strategies. On January 23, 2013, we acquired a 24.9% interest in Nephila Capital Ltd. ("Nephila"), an investment manager focused on investing in natural catastrophe and weather risk.

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines KKR's principal assets with our global capital markets business. Our capital markets business, which includes 30 executives supports our firm, our portfolio companies and select third-party clients by providing tailored capital markets advice and by developing and implementing both traditional and nontraditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services.

        In addition, through MerchCap Solutions LLC (formerly known as KKR-SPC Merchant Advisors LLC), we seek to provide certain capital markets services to mid-market and sponsor-backed companies as well as principal investments to support client needs.

        KKR's principal assets, which include investments in our investment funds and co-investments in certain portfolio companies of such funds, provide us with a significant source of capital to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our fund investors and other stakeholders. We believe that the market experience and skills of professionals in our capital markets business and the investment expertise of professionals in our Private Markets and Public Markets segments will allow us to continue to grow and diversify this asset base over time.

Business Environment

        As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia-Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the success of the investments we make as well as our ability to exit these investments profitably and to make new investments. The current global economic environment remains uncertain. Europe has experienced negative growth trends as sovereign debt concerns have affected consumer and business behavior which has pushed the region into recession. Fiscal deficits and the levels of government debt in a number of European countries have led to substantial increases in sovereign borrowing costs, stresses in the European banking system, and associated reductions in the availability of credit and economic activity in the euro area. Ongoing austerity and deleveraging in the developed world are likely to persist in the near-term, which may lead to increased volatility in the global capital markets and pose downside risk to the economic outlook. While a number of policy actions have been taken which seek to address the European sovereign debt crisis, if one or more Eurozone members were to leave the Eurozone, the functioning of Europe's single market currency could be undermined which would cause a deeper and more damaging impact on the global economy. Growth in Asian economies is mixed. For example, the rate of real gross domestic product growth in China has increased modestly, but remains lower compared to the pace of growth in prior years. While low inflation has allowed Chinese authorities to ease monetary conditions, rising commodities prices could cause the central bank in China to tighten monetary policy which could further impair growth. The U.S. economy has grown at a moderate rate in 2012, but key indicators of sustainable growth remain under pressure and for the fourth quarter of 2012 the U.S. economy contracted slightly. For example, while unemployment has declined, the unemployment rate remains elevated and consumer and business spending has been cautious. On March 1, 2013, automatic reductions in U.S. federal government spending are scheduled to take effect. In addition, while the federal debt limit has been temporarily suspended, additional efforts to suspend or increase the debt limit may be required as soon as May 2013. A tightening of U.S. fiscal policy and uncertainty about the resolution of such policy issues may further slow U.S. economic growth and adversely impact the global economy. In light of the weakness in the global economy, sluggish domestic growth and fiscal uncertainty, many of our portfolio companies remain cautious with respect to investments and hiring and have lower expectations for near term growth. Moreover, the level of transaction activity in 2012 generally has slowed with both global and North America merger and acquisition volume declining relative to 2011. While the fourth quarter was our most active investing quarter in 2012, we have experienced a decline in our transaction volume in 2012 relative to 2011. Reduced levels of transaction activity tend to result in a reduced amount of transaction fees and potential future investment gains.

        In addition to economic conditions, global equity markets also have a substantial effect on our financial condition and results of operations, as equity prices, which have been and may continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value of our investments that do not have readily observable market prices. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains. For example in the first quarter of 2013, we were able to complete a secondary sale of common shares of NXP Semiconductors N.V. (NASDAQ: NXPI), HCA, Inc. (NYSE: HCA) and The Nielsen Company B.V. (NYSE: NLSN).

        Notwithstanding the trends described above, global equity markets rose during the year ended December 31, 2012, with the S&P 500 Index up 16.0% and the MSCI World Index up 16.5%. Volatility decreased during the year as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, beginning the year at 23.0 and ending at 18.0 on December 31, 2012. The below-investment grade credit markets also appreciated, with the S&P/LSTA Leveraged Loan Index and the BofA Merrill Lynch High Yield Master II Index increasing 9.7% and 15.6% during the year ended December 31, 2012, respectively.

        Conditions in global credit markets also have a substantial effect on our financial condition and results of operations. We rely on the ability of our funds to obtain committed debt financing on favorable terms in order to complete new private equity transactions. Similarly, our portfolio companies regularly require access to the global credit markets in order to obtain financing for their operations and to refinance or extend the maturities of their outstanding indebtedness. To the extent that conditions in the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance and valuations of those portfolio companies and, therefore, our investment returns on our funds. In addition, during economic downturns or periods of slow economic growth, the inability to refinance or extend the maturities of portfolio company debt (and thereby extend our investment holding period) may hinder our ability to realize investment gains from these portfolio companies when economic conditions improve. Credit markets can also impact valuations. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those investments that had a readily observable market price. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

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

        Finally, conditions in commodity markets impact the performance of our portfolio companies in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. For example, in 2012, crude oil prices rose approximately 27% to a high of $99 per barrel on September 14, 2012, after falling to a low of $78 per barrel on June 28, 2012. Meanwhile, in 2012 the spot price of the GSCI Agriculture Index rose approximately 40% to a high of 533 on July 20, 2012 after falling to a low of 382 on June 15, 2012. If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase or suffer from a decline in commodity prices. In particular, our Private Markets portfolio contains several natural resource-related investments whose values are influenced by natural gas prices. Consequently as natural gas prices have declined, the valuations of these natural resource-related investments in Private Markets have also declined. Furthermore, as we make additional investments in the oil and gas industry, the value of our portfolio may become increasingly sensitive to oil and gas prices.

Basis of Accounting

        The consolidated financial statements (referred to hereafter as the "financial statements") include the accounts of KKR's management and capital markets companies, the general partners of certain unconsolidated funds, general partners of consolidated funds and their respective consolidated funds and certain other entities.

        In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds and investors in our funds do not hold any substantive rights that would enable them to impact the funds' ongoing governance and operating activities. As of December 31, 2012 our Private Markets segment included eleven consolidated investment funds and fourteen unconsolidated co-investment vehicles. Our Public Markets segment included eleven consolidated investment vehicles and 44 unconsolidated vehicles.

        When an entity is consolidated, we reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated entity on a gross basis. For example, the majority of the economic interests in a consolidated fund, which are held by third party investors in our funds, are reflected as noncontrolling interests. While the consolidation of a consolidated fund does not have an effect on the amounts of net income attributable to KKR or KKR's partners' capital that KKR reports, the consolidation does significantly impact the financial statement presentation. This is due to the fact that the assets, liabilities, fees, expenses and investment income of the consolidated funds are reflected on a gross basis while the allocable share of those amounts that are attributable to noncontrolling interests are reflected as single line items. The single line items in which the assets, liabilities, fees, expenses and investment income attributable to noncontrolling interests are recorded are presented as noncontrolling interests on the consolidated statements of financial condition and net income attributable to noncontrolling interests on the consolidated statements of operations. For a further discussion of our consolidation policies, see "—Critical Accounting Policies—Consolidation."

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

        Fees reported in our consolidated financial statements do not include the management or incentive fees that we earn from consolidated funds, because those fees are eliminated in consolidation. However, because those management fees are earned from, and funded by, third-party investors in our funds who hold noncontrolling interests in the consolidated funds, net income attributable to KKR is increased by the amount of the management fees that are eliminated in consolidation. Accordingly, while the consolidation of funds impacts the amount of fees that are recognized in our financial statements, it does not affect the ultimate amount of net income attributable to KKR or KKR's partners' capital.

        For a further discussion of our fee policies, see "—Critical Accounting Policies—Revenue Recognition."

Expenses

Compensation and Benefits

        Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards and carry pool allocations.

        All KKR principals and other employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as Compensation and Benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain of KKR's principals are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because KKR principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. For the purpose of the discussion under "—Consolidated Results of Operations," these amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as Compensation and Benefits expense for KKR employees and General, Administrative and Other expense for certain non-employee consultants and service providers in the consolidated statements of operations. However, for the purposes of the discussion under "—Segment Analysis" carry pool allocations are recorded as a component of Investment Income (Loss).

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

Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see "—Critical Accounting Policies—Fair Value Measurements."

Dividend Income

        Dividend income consists primarily of distributions that private equity funds receive from portfolio companies in which they invest. Private equity funds recognize dividend income primarily in connection with (i) dispositions of operations by portfolio companies, (ii) distributions of excess cash generated from operations from portfolio companies and (iii) other significant refinancing's undertaken by portfolio companies.

Interest Income

        Interest income consists primarily of interest that is received on our cash balances, principal assets and fixed income instruments in which our consolidated funds invest.

Interest Expense

        Interest expense is incurred from credit facilities entered into by KKR, debt issued by KKR, and debt outstanding at our consolidated funds entered into with the objective of enhancing returns or managing cash flow, which are generally not direct obligations of the general partners of our consolidated funds or management companies. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See "—Liquidity".

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

        We use the asset and liability method to account for income taxes in accordance with GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Segment Operating and Performance Measures

        The segment key performance measures that follow are used by management in making operating and resource deployment decisions as well as assessing the overall performance of each of KKR's reportable business segments. The reportable segments for KKR's business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings L.P. and as such represent the business in total. In addition, KKR's reportable segments are presented without giving effect to the consolidation of the funds that KKR manages.

        KKR discloses the following financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Financial Statements and Supplementary Data—Note 12. Segment Reporting."

Fee Related Earnings ("FRE")

        Fee related earnings is comprised of segment operating revenues less segment operating expenses and is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

Economic Net Income (Loss) ("ENI")

        Economic net income (loss) is a measure of profitability for KKR's reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR's businesses inclusive of investment income and carried interest. ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR's segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of:

(i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Assets Under Management ("AUM")

        Assets under management represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR's capital raising activities and the overall activity in its investment funds and vehicles. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR's co-investment vehicles; (iii) the net asset value of certain of KKR's fixed income products; (iv) the value of outstanding structured finance vehicles; and (v) the fair value of other assets managed by KKR. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Fee Paying AUM ("FPAUM")

        Fee paying AUM represents only those assets under management from which KKR receives fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR's capital raising activities and the overall activity in its investment funds and vehicles, for only those funds and vehicles where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital). FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Committed Dollars Invested

        Committed dollars invested is the aggregate amount of capital commitments that have been invested by KKR's investment funds and carry-yielding co-investment vehicles and is used as a measure of investment activity for KKR and its business segments during a given period. We believe this measure is useful to unitholders as it provides additional insight into KKR's investment of committed capital. Such amounts include: (i) capital invested by fund investors and fund co-investors with respect to which KKR is entitled to a fee or carried interest and (ii) capital invested by KKR's investment funds and vehicles.

Syndicated Capital

        Syndicated capital is the aggregate amount of debt or equity capital in transactions originated by KKR investment funds and vehicles, which has been distributed to third parties in exchange for a fee. It does not include capital committed to such transactions by carry-yielding co-investment vehicles, which is instead reported in committed dollars invested. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets and Principal Activities segment and across its investment platform.

Uncalled Commitments

        Uncalled commitments are used as a measure of unfunded capital commitments that KKR's investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments. We believe this measure is useful to unitholders as it provides additional insight into the amount of capital that is available to KKR's investment funds and vehicles to make future investments.

Adjusted Units

        Adjusted units are used as a measure of the total equity ownership of KKR that is held by KKR & Co. L.P. and KKR Holdings and represent the fully diluted unit count using the if-converted method. We believe this measure is useful to unitholders as it provides an indication of the total equity ownership of KKR as if all outstanding KKR Holdings units had been exchanged for common units of KKR & Co. L.P.

Total Distributable Earnings

        Total distributable earnings is the sum of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of its carry pool and (iii) net realized principal investment income; less (i) applicable local income taxes, if any, and (ii) noncontrolling interests. Net realized principal investment income includes, with respect to KKR's principal investments (i) realized investment gains and losses, (ii) dividend income and (iii) interest income, net of interest expense, earned from KKR's principal investments. KKR does not intend to distribute net realized principal investment income other than certain additional distributions that KKR may determine to make, which are intended to cover certain tax liabilities, as calculated by KKR. See "Liquidity—Liquidity Needs—Distribution Policy." We believe this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and amounts available for distribution to KKR unitholders, however, total distributable earnings is not a measure that calculates actual distributions under KKR's current distribution policy.

Book Value

        Book value is a measure of the net assets of KKR's reportable segments and is used by management primarily in assessing the unrealized value of our investment portfolio, including carried interest, as well as our overall liquidity position. We believe this measure is useful to unitholders as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders. Book value differs from the equivalent GAAP amounts on a consolidated basis primarily as a result of the exclusion of ownership interests attributable to KKR Holdings L.P.

Cash and Short-Term Investments

        Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR's liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR's available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of December 31, 2012, we had cash and short-term investments on a segment basis of $1,534.3 million. Excluding $303.8 million of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of $1,230.5 million as of December 31, 2012.

Consolidated Results of Operations

        The following is a discussion of our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010. You should read this discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see "—Segment Analysis."

        The following tables set forth information regarding our results of operations for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Revenues
Fees	$568,442	$723,620	$435,386

Expenses
Compensation and Benefits	1,280,854	868,749	1,344,455
Occupancy and Related Charges	58,205	54,282	39,692
General, Administrative and Other	259,729	290,974	378,516

Total Expenses	1,598,788	1,214,005	1,762,663

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	7,871,673	981,858	7,755,090
Dividend Income	940,888	225,073	1,250,293
Interest Income	358,598	321,943	226,824
Interest Expense	(69,164)	(72,758)	(53,099)

Total Investment Income (Loss)	9,101,995	1,456,116	9,179,108

Income (Loss) Before Taxes	8,071,649	965,731	7,851,831
Income Taxes	43,405	89,245	75,360

Net Income (Loss)	8,028,244	876,486	7,776,471
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	34,963	4,318	—
Net Income (Loss) Attributable to Noncontrolling Interests	7,432,445	870,247	7,443,293

Net Income (Loss) Attributable to KKR & Co. L.P.	$560,836	$1,921	$333,178

Year ended December 31, 2012 compared to year ended December 31, 2011

Fees

        Fees were $568.4 million for the year ended December 31, 2012, a decrease of $155.2 million, compared to fees of $723.6 million for the year ended December 31, 2011. The net decrease was primarily due to a decrease in transaction fees of $106.1 million and a decrease in monitoring fees of $73.3 million, which were partially offset by a $17.9 million increase in management fees. The decrease in transaction fees was primarily due to a decrease in the number and size of investments completed in our Private Markets segment and to a lesser extent a decrease in overall capital markets transaction activity. In our Private Markets segment, during 2012 there were 17 transaction fee-generating investments with a total combined transaction value of approximately $6.5 billion as compared to 19 transaction fee-generating investments with a total combined transaction value of approximately $24.9 billion during 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. In our capital markets business, the transaction fees we receive will depend on the amount of capital our funds and other vehicles deploy, the amount of capital this business syndicates and the number of transactions it completes for third party clients. The decrease in monitoring fees was primarily the result of $76.6 million of fees received in 2011 from the termination of monitoring fee arrangements in connection with the IPOs of HCA, Inc. and The Nielsen Company B.V., and the sale of Seven Media Group (media sector), while no such termination payments were received in 2012. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Also contributing to the decrease in monitoring fees was a decrease in expense reimbursements in connection with monitoring of portfolio companies of $16.2 million. The decrease in monitoring fees from termination payments and expense reimbursements was partially offset by an increase in recurring monitoring fees of $31.0 million. The increase in recurring monitoring fees was primarily the result of an increase in the number of portfolio companies paying a monitoring fee and an increase in the average size of the fee. During the year ended December 31, 2012, we had 40 portfolio companies that were paying an average monitoring fee of $2.9 million compared with 36 portfolio companies that were paying an average monitoring fee of $2.3 million during the year ended December 31, 2011. The increase in management fees was primarily due to an increase relating to the acquisition of Prisma as well as increases relating to new capital raised primarily in our Public Markets segment. As of December 31, 2012, our AUM and Fee Paying AUM excluded $4.0 billion relating to KKR Asian Fund II, $1.1 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.9 billion in connection with other Private Markets and Public Markets funds and co-investment vehicles for which we are currently not earning management fees. We will earn management fees on such AUM as this capital is deployed.

Expenses

        Expenses were $1.6 billion for the year ended December 31, 2012, an increase of $0.4 billion, compared to $1.2 billion for the year ended December 31, 2011. The increase was primarily attributable to a net increase in compensation and benefits of $0.4 billion due to (i) higher carried interest being allocated to the carry pool for employees during 2012 as compared to the prior period as a result of a higher level of investment income and (ii) higher equity-based compensation relating to equity grants under the KKR & Co. L.P. 2010 Equity Incentive Plan, partially offset by (iii) lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $7.9 billion for the year ended December 31, 2012, an increase of $6.9 billion, compared to $1.0 billion for the year ended December 31, 2011. The increase was primarily driven by a higher level of net appreciation in our private equity portfolio in the current period when compared to the prior period. The following is a summary of net gains (losses) from investment activities:

	Year Ended December 31,
	2012	2011
	($ in thousands)
Private Equity Investments	$7,828,926	$1,006,925
Other Net Gains (Losses) from Investment Activities	42,747	(25,067)

Net Gains (Losses) from Investment Activities	$7,871,673	$981,858

        The majority of our net gains (losses) from investment activities relate to our private equity portfolio. The following is a summary of the components of net gains (losses) from investment activities for Private Equity Investments which illustrates the variances from the prior period. See "—Segment

Analysis—Private Markets Segment" for further information regarding gains and losses in our private equity portfolio:

	Year Ended December 31,
	2012	2011
	($ in thousands)
Realized Gains	$5,124,540	$3,962,550
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(4,845,867)	(3,844,707)
Realized Losses	(6,463)	(690,107)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	6,463	681,952
Unrealized Gains from Changes in Fair Value	11,398,622	6,960,554
Unrealized Losses from Changes in Fair Value	(3,848,369)	(6,063,317)

Net Gains (Losses) from Investment Activities—Private Equity Investments	$7,828,926	$1,006,925

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

        The most significant driver of net gains (losses) from investment activities in our private equity investments for the year ended December 31, 2012 is related to unrealized gains and losses from changes in fair value. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $3.4 billion, $1.9 billion and $0.9 billion in our 2006 Fund, European Fund II and Asian Fund, respectively. Approximately 24% of the net change in value for the year ended December 31, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., Dollar General Corporation (NYSE: DG) and NXP Semiconductors N.V., which were partially offset by decreases in Seven West Media Ltd. (AX: SWM), Far Eastern Horizon Ltd. (HK: 3360) and Tianrui Cement Co., Ltd. (HK: 1252). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH (healthcare sector), Oriental Brewery (consumer sector) and KION Group GmbH (manufacturing sector), which were partially offset by unrealized losses on Samson Resources (energy sector), China International Capital Corporation (financial services sector) and Toys R Us, Inc. (retail sector). The increased valuations are generally related to an increase in the value of market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell a portion of the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook for the respective companies.

        The most significant driver of net gains (losses) from investment activities in our private equity investments for the year ended December 31, 2011 is related to unrealized gains and losses from changes in fair value. The net unrealized investment gains in our private equity portfolio was driven primarily by net unrealized gains of $0.9 billion and $0.4 billion in our 2006 Fund and Asian Fund, respectively. Approximately 78% of the net change in value for the year ended December 31, 2011 was attributable to changes in share prices of various publicly-listed investments, most notably increases in Dollar General Corporation, The Nielsen Company B.V. and Jazz Pharmaceuticals, Inc. (NASDAQ: JAZZ), partially offset by decreases in Legrand Holdings S.A. (ENXTPA: LR), Sealy Corporation (NYSE: ZZ) and Ma Anshan Modern Farming Co. (HK: 1117). Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized gains relating to Oriental Brewery and U.N RO-RO Isletmeleri A.S. (transportation sector). These unrealized gains were partially offset by unrealized losses relating to Biomet, Inc. (healthcare sector) and Energy Future Holdings Corp. (energy sector). The increased valuations, in the aggregate, generally related to individual company performance, while the decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in certain cases, an unfavorable business outlook.

Dividend Income

        Dividend income was $940.9 million for the year ended December 31, 2012, an increase of $715.8 million, compared to dividend income of $225.1 million for the year ended December 31, 2011. During the year ended December 31, 2012, we received $520.0 million of dividends from HCA, Inc., $188.1 million from Academy Sports and Outdoors (retail sector), $95.0 million from SunGard (technology sector), $78.5 million from TDC A/S (OMX: TDC), and an aggregate of $59.3 million of dividends from other investments. During the year ended December 31, 2011, we received $82.4 million of dividends from Dollar General Corporation, $68.3 million from Tarkett S.A. (manufacturing sector), $29.4 million from TDC A/S, $26.2 million from Legrand Holdings S.A. and an aggregate of $18.8 million of dividends from other investments. These types of dividends from portfolio companies are generally not recurring quarterly dividends and may occur in the future; however, their size and frequency are variable.

Interest Income

        Interest income was $358.6 million for the year ended December 31, 2012, an increase of $36.7 million, compared to $321.9 million for the year ended December 31, 2011. The increase primarily reflects a net increase in the level of fixed income instruments in our Public Markets investment vehicles.

Interest Expense

        Interest expense was $69.2 million for the year ended December 31, 2012, a decrease of $3.6 million, compared to $72.8 million for the year ended December 31, 2011. The decrease was primarily due to a net decrease in financing arrangements that were entered into by our consolidated funds with the objective of enhancing returns.

Income (Loss) Before Taxes

        Due to the factors described above, principally increased gains from investment activities, income before taxes was $8.1 billion for the year ended December 31, 2012, an increase of $7.1 billion, compared to $1.0 billion for the year ended December 31, 2011.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

        Net income attributable to redeemable noncontrolling interests was $35.0 million for the year ended December 31, 2012, an increase of $30.7 million, compared to $4.3 million for the year ended December 31, 2011. The increase is due primarily to increases in the investment values of vehicles that allow for redemptions by limited partners, and to a lesser extent an increase in capital contributions as compared to the year ended December 31, 2011.

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests was $7.4 billion for the year ended December 31, 2012, an increase of $6.5 billion, compared to $0.9 billion for the year ended December 31, 2011. The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Year ended December 31, 2011 compared to year ended December 31, 2010

Fees

        Fees were $723.6 million for the year ended December 31, 2011, an increase of $288.2 million, compared to fees of $435.4 million for the year ended December 31, 2010. The net increase was primarily due to (i) an increase in gross monitoring fees of $76.8 million, (ii) an increase in gross transaction fees of $65.5 million, (iii) an increase in capital markets fees of $65.2 million and (iv) an increase in consulting fees of $56.1 million earned by an entity that was not consolidated prior to 2011. The increase in gross monitoring fees was primarily the result of $76.6 million in fees received during the year ended December 31, 2011 relating to the termination of monitoring agreements in connection with the IPOs of two portfolio companies, HCA, Inc. (NYSE: HCA) and The Nielsen Company (NYSE: NLSN), and the sale of Seven Media Group (ASX: SWM). Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Excluding the impact of termination payments and consulting fees, during the year ended December 31, 2011, we had 36 portfolio companies that were paying an average monitoring fee of $2.3 million compared with 33 portfolio companies that were paying an average monitoring fee of $2.6 million during the year ended December 31, 2010. The increase in transaction fees was primarily driven by an increase of $70.6 million in gross transaction fees received from transaction fee-generating investments, reflecting an increase in both the number and size of transaction fee-generating investments during the period. During 2011 there were 19 transaction fee-generating investments with a total combined transaction value of approximately $24.9 billion as compared to 13 transaction fee-generating investments with a total combined transaction value of approximately $9.9 billion during 2010. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in capital markets fees is primarily due to an increase in fees relating to underwriting, syndication, and other capital markets services driven by an increase in the number of capital markets transactions during 2011.

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

        The most significant driver of net gains (losses) from investment activities in our private equity investments for the year ended December 31, 2011 is related to unrealized gains and losses from changes in fair value. The net unrealized investment gains in our private equity portfolio was driven primarily by net unrealized gains of $0.9 billion and $0.4 billion in our 2006 Fund and Asian Fund, respectively. Approximately 78% of the net change in value for the year ended December 31, 2011 was attributable to changes in share prices of various publicly-listed investments, most notably increases in Dollar General Corporation, The Nielsen Company B.V. and Jazz Pharmaceuticals, Inc., partially offset by decreases in Legrand Holdings S.A., Sealy Corporation and Ma Anshan Modern Farming Co. Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized gains relating to Oriental Brewery and U.N RO-RO Isletmeleri A.S. These unrealized gains were partially offset by unrealized losses relating to Biomet, Inc. and Energy Future Holdings Corp. The increased valuations, in the aggregate, generally related to individual company performance, while the decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in certain cases, an unfavorable business outlook.

        The most significant driver of net gains (losses) from investment activities in our private equity investments for the year ended December 31, 2010 is related to unrealized gains and losses from changes in fair value. The net unrealized investment gains in our private equity portfolio was driven primarily by net unrealized gains of $3.2 billion, $1.4 billion, $1.3 billion, $0.9 billion and $0.8 billion in our 2006 Fund, Millennium Fund, European Fund II, Asian Fund and European Fund, respectively. Approximately 40% of the net change in value for the year ended December 31, 2010 was attributable to changes in share prices of various publicly listed investments, notably increases in Dollar General Corporation, Legrand Holdings S.A. and NXP Semiconductors NV (NASDAQ: NXPI), which was taken public during the third quarter of 2010. Our private portfolio contributed the remainder of the change in value, with the largest contributor being unrealized gains relating to HCA Inc. (healthcare sector). These unrealized gains were partially offset by significant unrealized losses related to Energy Future Holdings Corp. (energy sector) and U.N Ro-Ro Isletmeleri A.S. (transportation sector). The increased valuations, in the aggregate, generally related to both improvements in market comparables and individual company performance. The increased valuations, in the aggregate, generally related to individual company performance, while the decreased valuations, in the aggregate, generally related to declines in market comparables due to overall declines in equity markets or, in certain cases, an unfavorable business outlook.

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

Interest Expense

        Interest expense was $72.8 million for the year ended December 31, 2011, an increase of $19.7 million, compared to $53.1 million for the year ended December 31, 2010. The increase was primarily due to higher average borrowing costs for the year ended December 31, 2011 driven by the issuance of the 2020 Senior Notes, as defined later in this report, in late September 2010.

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

Segment Analysis

        The following is a discussion of the results of our three reportable business segments for years ended December 31, 2012, 2011 and 2010. You should read this discussion in conjunction with the information included under "—Basis of Financial Presentation—Segment Operating and Performance Measures" and the consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$423,921	$430,400	$396,227
Incentive Fees	—	—	—

Total Management and Incentive Fees	423,921	430,400	396,227

Monitoring and Transaction Fees:
Monitoring Fees	116,565	163,769	86,932
Transaction Fees	96,454	166,654	96,000
Fee Credits	(97,362)	(144,928)	(52,563)

Net Monitoring and Transaction Fees	115,657	185,495	130,369

Total Fees	539,578	615,895	526,596

Expenses
Compensation and Benefits	192,765	185,709	159,561
Occupancy and Related Charges	48,562	45,694	36,395
Other Operating Expenses	147,253	157,901	148,357

Total Expenses	388,580	389,304	344,313

Fee Related Earnings	150,998	226,591	182,283

Investment Income (Loss)
Gross Carried interest	1,392,755	266,211	1,202,070
Less: Allocation to KKR Carry Pool	(565,543)	(109,361)	(453,872)
Less: Management Fee Refunds	(143,723)	(17,587)	(143,446)

Net Carried Interest	683,489	139,263	604,752
Other Investment Income (Loss)	599	(549)	(1,643)

Total Investment Income (Loss)	684,088	138,714	603,109

Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	835,086	365,305	785,392
Income (Loss) Attributable to Noncontrolling Interests	3,390	2,536	839

Economic Net Income (Loss)	$831,696	$362,769	$784,553

Assets Under Management	$49,127,600	$43,627,900	$46,223,900

Fee Paying Assets Under Management	$41,173,000	$37,869,700	$38,186,700

Committed Dollars Invested	$3,026,300	$5,033,300	$4,555,700

Uncalled Commitments	$14,271,100	$10,070,300	$12,625,900

Year ended December 31, 2012 compared to year ended December 31, 2011

Fees

        Fees were $539.6 million for the year ended December 31, 2012, a decrease of $76.3 million, compared to fees of $615.9 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in gross transaction fees of $70.2 million and a decrease in gross monitoring fees of $47.2 million, partially offset by a decrease in fee credits of $47.6 million. The decrease in gross transaction fees was primarily the result of a decrease in the number and size of fee-generating investments completed. In the year ended December 31, 2012, there were 17 transaction fee-generating investments with a total combined transaction value of approximately $6.5 billion compared to 19 transaction fee-generating investments with a combined transaction value of $24.9 billion during the year ended December 31, 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The decrease in monitoring fees was primarily the result of $76.6 million of fees received in 2011 from the termination of monitoring fee arrangements in connection with the IPOs of HCA, Inc. and The Nielsen Company B.V., and the sale of Seven Media Group, while no such termination payments were received in 2012. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. This decrease in monitoring fees from termination payments was partially offset by an increase in recurring monitoring fees of $31.0 million. The increase in recurring monitoring fees was primarily the result of an increase in the number of portfolio companies paying a monitoring fee and the average size of the fee. During the year ended December 31, 2012, we had 40 portfolio companies that were paying an average monitoring fee of $2.9 million compared with 36 portfolio companies that were paying an average monitoring fee of $2.3 million during the year ended December 31, 2011. As of December 31, 2012, our AUM and Fee Paying AUM excluded $4.0 billion relating to KKR Asian Fund II, $1.1 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.5 billion in connection with other infrastructure, natural resources and private equity funds and co-investment vehicles for which we are currently not earning management fees. We will earn management fees on such AUM as this capital is deployed.

Expenses

        Expenses were $388.6 million for the year ended December 31, 2012, a decrease of $0.7 million, compared to expenses of $389.3 million for the year ended December 31, 2011. The decrease was primarily the result of a decrease in other operating expenses related to a lower level of broken deal expenses, reflecting reduced transaction activity, partially offset by an increase in compensation and benefits in connection with increased headcount.

Fee Related Earnings

        Fee related earnings in our Private Markets segment were $151.0 million for the year ended December 31, 2012, a decrease of $75.6 million, compared to fee related earnings of $226.6 million for the year ended December 31, 2011. The decrease was primarily due to the decrease in fees as described above.

Investment Income (Loss)

        Investment income was $684.1 million for the year ended December 31, 2012, an increase of $545.4 million, compared to investment income of $138.7 million for the year ended December 31, 2011. The increase was driven primarily by a higher level of net carried interest in our private equity funds.

        The following table presents the components of net carried interest for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$876,790	$486,382
Net Unrealized Gains (Losses)	364,875	(242,104)
Dividends and Interest	151,090	21,933

Gross carried interest	1,392,755	266,211

Less: Allocation to KKR carry pool	(565,543)	(109,361)
Less: Management fee refunds	(143,723)	(17,587)

Net carried interest	$683,489	$139,263

        Net realized gains (losses) for the year ended December 31, 2012 consist primarily of realized gains from the partial sales of Dollar General Corporation and Alliance Boots GmbH, and the sale of Legrand Holdings S.A.

        Net realized gains (losses) for the year ended December 31, 2011 consist primarily of realized gains from the partial sales of Dollar General Corporation, Avago Technologies Limited (NASDAQ: AVGO), Legrand Holdings S.A. and Hilcorp Resources, LLC (energy sector). These gains were partially offset by the write-off of our investment in Capmark Financial Group, Inc. (financial services sector).

        The following table presents net unrealized gains (losses) on carried interest by investment vehicle for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	($ in thousands)
Asian Fund	129,378	65,763
European Fund III	123,746	(9,378)
European Fund II	102,134	—
2006 Fund	86,844	(120,395)
Co-Investment Vehicles and Other	30,045	35,648
E2 Investors	27,252	536
China Growth Fund	(12,388)	12,388
Millennium Fund	(44,293)	(37,456)
European Fund	(77,843)	(189,210)

Total(a)	$364,875	$(242,104)

(a)
The above table excludes any funds and vehicles for which there were no unrealized gains (losses) of carried interest during either of the periods presented.

        For the year ended December 31, 2012, the net unrealized gains of $364.9 million included $1,115.7 million attributable to net increases in the value of various portfolio companies, partially offset by $750.8 million of reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales of investments.

        Of the $1,115.7 million of net increases in value, 24% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on HCA, Inc., Dollar General Corporation and NXP Semiconductors NV. These increases were partially offset by decreased share prices of other publicly held investments, the most significant of which were Seven West Media Ltd., Far Eastern Horizon Ltd., and Tianrui Cement Co., Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH. The unrealized gains on our private portfolio were partially offset by unrealized losses relating to Samson Resources, China International Capital Corporation, and Toys R Us. The increased valuations are generally related to an increase in the value of market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell a portion of the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook for the respective companies.

        The reversals of previously recognized net unrealized gains of $750.8 million resulted primarily from the partial sales of Dollar General Corporation and Alliance Boots GmbH, and the sale of Legrand Holdings S.A.

        For the year ended December 31, 2011, the net unrealized losses of $242.1 million included $419.4 million of reversals of previously recognized net unrealized gains and losses in the connection with the occurrence of realization events such as partial sales or write-offs which were partially offset by $177.3 million of net unrealized gains reflecting net increases in the value of various portfolio companies. The reversals of previously recognized net unrealized gains and losses resulted primarily from the partial sales of Avago Technologies Limited, Dollar General Corporation, Legrand Holdings S.A. and Hilcorp Resources, LLC, which were partially offset by the write-off of Capmark Financial Group, Inc. Of the $177.3 million of net increases in value, 80.3% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on Dollar General Corporation, The Nielsen Company B.V., and Jazz Pharmaceuticals, Inc. (NYSE: JAZZ). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses on HCA, Inc., Sealy Corporation (NYSE: ZZ) and Ma Anshan Modern Farming Co. (HK:1117). Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Oriental Brewery (consumer sector) and Intelligence Ltd. (service sector). The increased valuations, in the aggregate, generally related to individual company performance. The unrealized gains on our private portfolio were partially offset by unrealized losses on Biomet, Inc. and Energy Future Holdings Corp. (energy sector) reflecting decreased valuations, in the aggregate, generally related to declines in the value of market comparables due to overall declines in equity markets or, in certain cases, an unfavorable business outlook.

        Dividend and interest income for the year ended December 31, 2012 consists primarily of dividends earned from HCA, Inc. and Academy Sports and Outdoors. Dividend and interest income for the year ended December 31, 2011 consists primarily of dividends earned from Dollar General Corporation. Management fee refunds amounted to $143.7 million for the year ended December 31, 2012, an increase of $126.1 million from the year ended December 31, 2011. The increase in management fee refunds primarily reflects an increased level of accrued carried interest in European Fund III and European Fund II, which triggered the recognition of a higher level of management fee refunds.

Economic Net Income (Loss)

        Economic net income (loss) in our Private Markets segment was $831.7 million for the year ended December 31, 2012, an increase of $468.9 million, compared to an economic net income of $362.8 million for the year ended December 31, 2011. The increase in investment income described above was the primary contributor to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2011 to December 31, 2012:

($ in thousands)
December 31, 2011	$43,627,900
New Capital Raised	7,360,100
Distributions	(9,023,900)
Net Changes in Fee Base of Certain Funds	(1,327,900)
Foreign Exchange	16,000
Change in Value	8,475,400

December 31, 2012	$49,127,600

        AUM for the Private Markets segment was $49.1 billion at December 31, 2012, an increase of $5.5 billion, compared to $43.6 billion at December 31, 2011. The increase was primarily attributable to appreciation in the market value of our private equity portfolio of $8.5 billion and new capital raised of $7.4 billion related principally to North America Fund XI. These increases were partially offset by distributions in our private equity portfolio of $9.0 billion, comprised of $6.1 billion of realized gains and $2.9 billion of return of original cost, as well as a reduction in the fee base of the 2006 Fund of $1.3 billion as a result of the 2006 Fund entering its post-investment period.

        The change in value in our private equity portfolio was driven primarily by net unrealized gains of $3.4 billion, $1.9 billion and $0.9 billion in our 2006 Fund, European Fund II and Asian Fund, respectively. Approximately 24% of the net change in value for the year ended December 31, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., Dollar General Corporation, and NXP Semiconductors NV, which were partially offset by decreases in Seven West Media Ltd, Far Eastern Horizon Ltd and Tianrui Cement Co., Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH, which were partially offset by unrealized losses on Samson Resources, China International Capital Corporation and Toys R Us, Inc. The increased valuations are generally related to an increase in the value of market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell a portion of the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook for the respective companies.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2011 to December 31, 2012:

($ in thousands)
December 31, 2011	$37,869,700
New Capital Raised	7,451,700
Distributions	(1,089,400)
Net Changes in Fee Base of Certain Funds	(3,205,400)
Foreign Exchange	99,600
Change in Value	46,800

December 31, 2012	$41,173,000

        FPAUM in our Private Markets segment was $41.2 billion at December 31, 2012, an increase of $3.3 billion, compared to $37.9 billion at December 31, 2011. The increase was primarily due to new capital raised of $7.5 billion relating primarily to North America Fund XI commencing its investment period at which time it began recognizing management fees. The increases were partially offset by the reduction in the fee base of the 2006 Fund of $3.2 billion as a result of the fund entering its post-investment period during which it earns management fees based on invested capital rather than committed capital at a lower rate as well as distributions of $1.1 billion.

        As of December 31, 2012, our AUM and Fee Paying AUM excluded $4.0 billion relating to KKR Asian Fund II, $1.1 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.5 billion in connection with other infrastructure, natural resources and private equity funds and co-investment vehicles for which we are currently not earning management fees. We will earn management fees on such AUM as this capital is deployed.

Committed Dollars Invested

        Committed dollars invested were $3.0 billion for the year ended December 31, 2012, a decrease of $2.0 billion, compared to committed dollars invested of $5.0 billion for the year ended December 31, 2011. The decrease was due to a decrease in both the number and size of private equity investments closed during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Uncalled Commitments

        As of December 31, 2012, our Private Markets Segment had $14.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Year ended December 31, 2011 compared to year ended December 31, 2010

Fees

        Fees were $615.9 million for the year ended December 31, 2011, an increase of $89.3 million, compared to fees of $526.6 million for the year ended December 31, 2010. The net increase was primarily due to an increase in gross monitoring fees of $76.8 million, an increase in gross transaction fees of $70.7 million and an increase in management fees of $34.2 million, partially offset by an increase in fee credits of $92.4 million. The increase in gross transaction fees was primarily the result in the increase in both the size and number of fee-generating investments completed. During 2011 there were 19 transaction fee-generating investments with a total combined transaction value of approximately $24.9 billion compared to 13 transaction fee-generating investments with a total combined transaction value of approximately $9.9 billion during 2010. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in gross monitoring fees was primarily the result of $76.6 million of fees received in the year ended December 31, 2011 from the termination of monitoring fee arrangements in connection with the IPOs or sales of three portfolio companies, HCA, Inc., The Nielsen Company B.V. and Seven Media Group, which impacted fees by $39.7 million, net of associated fee credits. Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Excluding the impact of termination payments, during the year ended December 31, 2011, we had 36 portfolio companies that were paying an average monitoring fee of $2.3 million compared with 33 portfolio companies that were paying an average monitoring fee of $2.6 million during the year ended December 31, 2010. The increase in management fees was primarily due to our China Growth Fund paying a full year of fees during 2011 as compared to only one quarter in 2010 and to a lesser extent an increase in the number of fee paying investment vehicles.

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

        The following table presents the components of net carried interest for the year ended December 31, 2011 and 2010:

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

        The following table presents net unrealized gains (losses) of carried interest by fund for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	($ in thousands)
Asian Fund	65,763	170,526
Co-Investment Vehicles and Other	35,648	40,926
China Growth Fund	12,388	—
E2 Investors	536	968
European Fund III	(9,378)	21,768
Millennium Fund	(37,456)	73,098
2006 Fund	(120,395)	216,594
European Fund	(189,210)	70,091

Total(a)	$(242,104)	$593,971

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

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2010 to December 31, 2011:

($ in thousands)
December 31, 2010	$46,223,900
New Capital Raised	2,347,100
Distributions	(6,463,100)
Foreign Exchange	(57,100)
Change in Value	1,577,100

December 31, 2011	$43,627,900

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

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2010 to December 31, 2011:

($ in thousands)
December 31, 2010	$38,186,700
New Capital Raised	2,197,400
Distributions	(2,276,500)
Foreign Exchange	(222,900)
Change in Value	(15,000)

December 31, 2011	$37,869,700

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

Public Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Fees
Management and Incentive Fees
Management Fees	$105,186	$84,984	$57,059
Incentive Fees	43,845	34,243	38,832

Total Management and Incentive Fees	149,031	119,227	95,891

Net Monitoring and Transaction Fees
Monitoring Fees	—	—	—
Transaction Fees	14,495	11,996	19,117
Fee Credits	(8,368)	(5,930)	(12,336)

Net Monitoring and Transaction Fees	6,127	6,066	6,781

Total Fees	155,158	125,293	102,672

Expenses
Compensation and Benefits	50,705	46,133	29,910
Occupancy and Related Charges	5,606	4,059	2,375
Other Operating Expenses	18,350	15,483	13,430

Total Expenses	74,661	65,675	45,715

Fee Related Earnings	80,497	59,618	56,957

Investment Income (Loss)
Gross Carried Interest	39,155	(2,590)	5,000
Less: Allocation to KKR Carry Pool	(15,663)	1,036	(2,000)
Less: Management Fee Refunds	—	—	—

Net Carried Interest	23,492	(1,554)	3,000
Other Investment Income (Loss)	20	505	718

Total Investment Income (Loss)	23,512	(1,049)	3,718

Income (Loss) before Income Attributable to Noncontrolling Interests	104,009	58,569	60,675
Income (Loss) Attributable to Noncontrolling Interests	1,079	599	537

Economic Net Income (Loss)	$102,930	$57,970	$60,138

Assets Under Management	$26,399,900	$15,380,700	$14,773,600

Fee Paying Assets Under Management	$19,673,000	$8,527,600	$7,824,400

Committed Dollars Invested	$784,800	$980,700	$697,600

Uncalled Commitments	$1,800,800	$1,330,200	$1,448,800

Year ended December 31, 2012 compared to year ended December 31, 2011

Fees

        Fees were $155.2 million for the year ended December 31, 2012, an increase of $29.9 million, compared to fees of $125.3 million for the year ended December 31, 2011. The increase is primarily attributable to an increase in management fees of $20.2 million and incentive fees of $9.7 million. The increase in management fees is due primarily to the acquisition of Prisma and to a lesser extent new capital raised. The increase in incentive fees is due to incentive fees earned in our equity strategies business and hedge fund solutions platforms during 2012, neither of which businesses earned incentive fees in 2011, as well as an increase in incentive fees received from KFN resulting from a higher level of income when compared to the prior period. As of December 31, 2012, our AUM and Fee Paying AUM excluded approximately $0.4 billion relating to certain special situations and direct lending investment vehicles for which we are currently not earning management fees. We will earn management fees on such AUM as this capital is deployed.

Expenses

        Expenses were $74.7 million for the year ended December 31, 2012, an increase of $9.0 million, compared to expenses of $65.7 million for the year ended December 31, 2011. The increase across all expense categories was primarily due to the acquisition of Prisma and to a lesser extent an increase reflecting the continued expansion of our Public Markets business.

Fee Related Earnings

        Fee related earnings were $80.5 million for the year ended December 31, 2012, an increase of $20.9 million, compared to fee related earnings of $59.6 million for the year ended December 31, 2011. The increase was primarily attributable to the increase in fees, partially offset by the increase in expenses, as described above.

Investment Income (Loss)

        Investment income was $23.5 million for the year ended December 31, 2012, an increase of $24.5 million compared to an investment loss of $1.0 million for the year ended December 31, 2011. The increase is primarily attributable to higher net carried interest resulting from an increase in the net asset values of certain carry-eligible investment vehicles.

Economic Net Income (Loss)

        Economic net income was $102.9 million for the year ended December 31, 2012, an increase of $44.9 million, compared to economic net income of $58.0 million for the year ended December 31, 2011. The increase is attributable to the increase in both investment income as well as fee related earnings as described above.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2011 to December 31, 2012:

($ in thousands)
December 31, 2011	$15,380,700
New Capital Raised	3,219,600
Acquisitions	8,086,900
Distributions	(1,121,400)
Redemptions	(421,800)
Change in Value	1,255,900

December 31, 2012	$26,399,900

        AUM in our Public Markets segment totaled $26.4 billion at December 31, 2012, an increase of $11.0 billion compared to AUM of $15.4 billion at December 31, 2011. The increase for the period was primarily due to $8.1 billion relating to the acquisition of Prisma, $3.2 billion of new capital raised and a $1.3 billion increase in the net asset value of certain investment vehicles. These increases were partially offset by $1.5 billion of distributions and redemptions from certain investment vehicles.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2011 to December 31, 2012:

($ in thousands)
December 31, 2011	$8,527,600
New Capital Raised	2,999,200
Acquisitions	8,078,400
Distributions	(429,600)
Redemptions	(421,800)
Change in Value	919,200

December 31, 2012	$19,673,000

        FPAUM in our Public Markets segment was $19.7 billion at December 31, 2012, an increase of $11.2 billion compared to FPAUM of $8.5 billion at December 31, 2011. The increase was primarily due to $8.1 billion relating to the acquisition of Prisma, $3.0 billion of new capital raised and a $0.9 billion increase in the net asset value of certain investment vehicles, partially offset by $0.9 billion of distributions and redemptions from certain investment vehicles.

        As of December 31, 2012, our AUM and Fee Paying AUM excluded $0.4 billion relating to certain special situations and direct lending investment vehicles for which we are currently not earning management fees. We will earn management fees on such AUM as this capital is deployed.

Committed Dollars Invested

        Committed dollars invested were $784.8 million for the year ended December 31, 2012, a decrease of $195.9 million, compared to committed dollars invested of $980.7 million for the year ended December 31, 2011. The decrease was due to a decrease in transactions closed during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Uncalled Commitments

        As of December 31, 2012, our Public Markets segment had $1.8 billion of uncalled capital commitments that could be called for investments in new transactions.

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

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2010 to December 31, 2011:

($ in thousands)
December 31, 2010	$14,773,600
New Capital Raised	1,559,100
Distributions	(633,900)
Redemptions	(801,100)
Change in Value	483,000

December 31, 2011	$15,380,700

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

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2010 to December 31, 2011:

($ in thousands)
December 31, 2010	$7,824,400
New Capital Raised	1,346,300
Distributions	(269,500)
Redemptions	(801,100)
Change in Value	427,500

December 31, 2011	$8,527,600

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

Capital Markets and Principal Activities Segment

        The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—	$—
Incentive Fees	—	—	—

Management and Incentive Fees	—	—	—

Monitoring and Transaction Fees:
Monitoring Fees	—	—	—
Transaction Fees	129,159	170,480	105,266
Fee Credits	—	—	—

Net Monitoring and Transaction Fees	129,159	170,480	105,266

Total Fees	129,159	170,480	105,266

Expenses
Compensation and Benefits	29,341	26,109	16,863
Occupancy and Related Charges	900	1,256	945
Other Operating Expenses	10,602	12,171	8,376

Total Expenses	40,843	39,536	26,184

Fee Related Earnings	88,316	130,944	79,082

Investment Income (Loss)
Gross Carried Interest	—	—	—
Less: Allocation to KKR Carry Pool	—	—	—
Less: Management Fee Refunds	—	—	—

Net Carried Interest	—	—	—
Other Investment Income (Loss)	1,110,503	202,802	1,219,053

Total Investment Income (Loss)	1,110,503	202,802	1,219,053

Income (Loss) Before Noncontrolling Interests in Income of Consolidated Entities	1,198,819	333,746	1,298,135
Income (Loss) Attributable to Noncontrolling Interests	2,574	3,536	3,033

Economic Net Income (Loss)	$1,196,245	$330,210	$1,295,102

Syndicated Capital	$543,800	$2,426,600	$—

Year ended December 31, 2012 compared to year ended December 31, 2011

Fees

        Fees were $129.2 million for the year ended December 31, 2012, a decrease of $41.3 million, compared to fees of $170.5 million for the year ended December 31, 2011. While we completed a greater number of capital markets transactions in the year ended December 31, 2012 compared to the prior year, transaction fees decreased primarily due to a lower level of syndicated capital as equity syndication transaction sizes were significantly higher for the year ended December 31, 2011 as compared to the year ended December 31, 2012. Overall, we completed 102 capital markets transactions for the year ended December 31, 2012 of which 14 represented equity offerings and 88 represented debt offerings, as compared to 72 transactions for the year ended December 31, 2011 of which 15 represented equity offerings and 57 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Expenses were $40.8 million for the year ended December 31, 2012, an increase of $1.3 million, compared to expenses of $39.5 million for the year ended December 31, 2011. The increase was primarily due to a $3.2 million increase in compensation and benefits expense relating primarily to increased headcount which was partially offset by lower general and administrative expenses reflecting a lower level of professional fees.

Fee Related Earnings

        Fee related earnings were $88.3 million for the year ended December 31, 2012, a decrease of $42.6 million, compared to fee related earnings of $130.9 million for the year ended December 31, 2011. This decrease was primarily related to the decrease in fees as described above.

Investment Income (Loss)

        Investment income was $1,110.5 million for the year ended December 31, 2012, an increase of $907.7 million, compared to investment income of $202.8 million for the year ended December 31, 2011. The following table reflects the components of investment income (loss) for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
	($ in thousands)
Net Realized Gains (Losses)	$715,930	$151,666
Net Unrealized Gains (Losses)	243,727	16,514
Dividend Income	143,297	30,767
Interest Income	45,663	46,556
Interest Expense	(38,114)	(42,701)

Other Investment Income (Loss)	$1,110,503	$202,802

        For the year ended December 31, 2012, net realized gains were comprised of $818.6 million of realized gains primarily from the sale of private equity investments, the most significant of which were the partial sales of Dollar General, Alliance Boots GmbH and HCA, Inc. These realized gains were partially offset by $102.7 million of realized losses primarily in connection with the sale of certain of our private equity interests. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably Alliance Boots GmbH, HCA, Inc., KION Group GmbH, and Dollar General Corporation. These unrealized gains were partially offset by unrealized losses on Samson Resources, as well as reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events.

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

Economic Net Income (Loss)

        Economic net income was $1,196.2 million for the year ended December 31, 2012, an increase of $866.0 million, compared to economic net income of $330.2 million for the year ended December 31, 2011. The increase in investment income described above was the primary contributor to the period over period increase in economic net income.

Syndicated Capital

        Syndicated capital was $543.8 million for the year ended December 31, 2012, a decrease of $1,882.8 million compared to syndicated capital of $2,426.6 million for the year ended December 31, 2011. This decrease is primarily due to a lower level of private equity syndication transaction sizes when compared to the year ended December 31, 2011, as discussed under "—Fees" above.

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

Segment Book Value

        The following table presents our segment statement of financial condition as of December 31, 2012:

	As of December 31, 2012
	($ in thousands, except per unit amounts)
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments
Cash and short-term investments	$358,237	$28,690	$1,147,360	$1,534,287
Investments	—	—	4,758,157	4,758,157
Unrealized carry	730,292	24,939	—	755,231
Other assets	207,047	280,472	62,119	549,638

Total assets	$1,295,576	$334,101	$5,967,636	$7,597,313

Debt obligations	$—	$—	$500,000	$500,000
Other liabilities	78,724	16,433	24,275	119,432

Total liabilities	78,724	16,433	524,275	619,432

Noncontrolling interests	1,339	739	18,619	20,697

Book value	$1,215,513	$316,929	$5,424,742	$6,957,184

Book value per adjusted unit	$1.72	$0.45	$7.70	$9.87

        The following tables provide reconciliations of KKR's GAAP Common Units Outstanding to Adjusted Units and KKR & Co. L.P. Partners' Capital to Book Value:

As of December 31, 2012
GAAP Common Units Outstanding—Basic	253,363,691
Adjustments:
Unvested Common Units(a)	18,863,517

GAAP Common Units Outstanding—Diluted	272,227,208
Adjustments:
KKR Holdings Units(b)	432,553,276

Adjusted Units	704,780,484

As of December 31, 2012
KKR & Co. L.P. partners' capital	$2,004,359
Noncontrolling interests held by KKR Holdings L.P.	4,981,864
Equity impact of KKR Management Holdings Corp. and other	(29,039)

Book value	6,957,184
Adjusted units	704,780,484

Book value per adjusted unit	$9.87

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

Liquidity

        We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other principal assets; (iii) funding capital commitments that we have made to our funds, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our fund investors and unitholders; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of December 31, 2012, we had cash and short-term investments on a segment basis of $1,534.3 million.

Sources of Liquidity

        Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) realizations on and sales of investments and other principal assets; and (iv) borrowings under our credit facilities, debt offerings and other borrowing arrangements. In addition, we may generate cash proceeds from sales of our common units described below.

        With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of December 31, 2012, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event.

        As of December 31, 2012, netting holes existed at certain of our private equity funds, the most significant of which were our domestic 2006 Fund partnership and our European Fund II, which had netting holes of approximately $299 million and $516 million, respectively. These amounts do not reflect realization activity occurring subsequent to December 31, 2012. In accordance with the criteria set forth above, our netting holes may increase or decrease in the future.

        We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

        For the year ended December 31, 2012, there were no borrowings made, and as of December 31, 2012, no borrowings were outstanding under either of the revolving credit agreements described below, except for a letter of credit under the Corporate Credit Agreement described further below. We may, however, utilize these facilities prospectively in the normal course of our operations.

  •
  On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the "Corporate Credit Agreement"). The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the issuer of the 2020 Senior Notes (discussed below) became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment increased the availability for borrowings under the credit facility to $750 million. On June 22, 2012, KKR requested the issuance of a letter of credit in the amount of $14.5 million under the Corporate Credit Agreement. The beneficiary of this letter of credit is an unaffiliated third party. The letter of credit was issued on July 2, 2012 and initially set to expire on July 3, 2013. On August 20, 2012, the letter of credit in connection with this fee-generating transaction was increased to $20.0 million and the expiration date was extended to August 1, 2013. A $5.0 million sublimit for letters of credit remains available under the Corporate Credit Agreement.

  •
  On February 27, 2008, KKR Capital Markets entered into a credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017. In addition to extending the terms, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee. Borrowings under this facility may only be used for our capital markets business.

Senior Notes

  •
  On September 29, 2010, KKR Group Finance Co. LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 6.375% Senior Notes (the "2020 Senior Notes"), which were issued at a price of 99.584%. The 2020 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on September 29, 2020, unless earlier redeemed or repurchased. The 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The 2020 Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010.

    The indenture, as supplemented by a first supplemental indenture, relating to the 2020 Senior Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2020 Senior Notes may declare the 2020 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2020 Senior Notes and any accrued and unpaid interest on the 2020 Senior Notes automatically becomes due and payable. All or a portion of the 2020 Senior Notes may be redeemed at the issuer's option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2020 Senior Notes. If a change of control repurchase event occurs, the 2020 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2020 Senior Notes repurchased plus any accrued and unpaid interest on the 2020 Senior Notes repurchased to, but not including, the date of repurchase.

  •
  On February 1, 2013, KKR Group Finance Co. II LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.50% Senior Notes (the "2043 Senior Notes"), which were issued at a price of 98.856%. The 2043 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on February 1, 2043, unless earlier redeemed or repurchased. The 2043 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The 2043 Senior Notes bear interest at a rate of 5.50% per annum, accruing from February 1, 2013. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.

    The indenture, as supplemented by a first supplemental indenture, relating to the 2043 Senior Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2043 Senior Notes may declare the 2043 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2043 Senior Notes and any accrued and unpaid interest on the 2043 Senior Notes automatically becomes due and payable. All or a portion of the 2043 Senior Notes may be redeemed at the issuer's option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2043 Senior Notes. If a change of control repurchase event occurs, the 2043 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2043 Senior Notes repurchased plus any accrued and unpaid interest on the 2043 Senior Notes repurchased to, but not including, the date of repurchase.

Common Units

  •
  On March 27, 2012, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 1,500,000 common units of KKR & Co. L.P. to generate cash proceeds up to (i) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (ii) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on April 11, 2012. During the year ended December 31, 2012, 468,439 common units were issued and sold under the registration statement and are included in our basic common units outstanding as of December 31, 2012.

Liquidity Needs

        We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies; (ii) service debt obligations that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings as described below; (v) make cash distributions in accordance with our distribution policy; (vi) underwrite commitments within our capital markets business and (vii) acquire additional principal assets, including the acquisition of other investment advisory and capital markets businesses. We may also require cash to fund contingent obligations including those under clawback, net loss sharing arrangements, contingent purchase price payments in connection with our acquisitions of or investments in equity stakes in other businesses or obligations in connection with the defense, prosecution, or settlement of legal claims. See "—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis." We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

Capital Commitments

        The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of December 31, 2012:

Uncalled Commitments
($ in thousands)
Private Markets
North America Fund XI	$232,100
European Fund III	174,000
2006 Fund	64,700
Asian Fund	35,400
Infrastructure	34,100
E2 Investors (Annex Fund)	14,000
Natural Resources	13,600
China Growth Fund	6,400
Other	10,800

Total Private Markets Commitments	585,100

Public Markets
Direct Lending Vehicles	33,700
Special Situations Vehicles	29,200
Mezzanine Fund	29,900

Total Public Markets Commitments	92,800

Total Uncalled Commitments	$677,900

        As of December 31, 2012, KKR had unfunded commitments consisting of (i) $677.9 million to its active private equity and other investment vehicles, (ii) $125.0 million to KKR Asian Fund II L.P. for which the investment period has not yet commenced, subject to adjustment, (iii) $94.2 million in connection with commitments by KKR's capital markets business related to revolving credit facilities of Portfolio Companies and other companies and (iv) $150.0 million relating to our joint venture with Stone Point Capital and CPPIB as described below. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

        In addition to the commitments described above, KKR has earmarked approximately $440 million to fund, acquire and develop new strategies, products and initiatives including natural resources, real estate and other strategies. The amounts earmarked to fund and develop new strategies, products and initiatives may be revised or terminated by KKR in its discretion from time to time.

Acquisition of Prisma Capital Partners

        On October 1, 2012, KKR closed its previously announced acquisition of 100% of the equity interests of Prisma Capital Partners LP and its affiliates ("Prisma"). Prisma is a provider of customized hedge fund solutions with approximately $8.1 billion in assets under management as of December 31, 2012. The initial purchase price was paid by KKR at the closing in cash. KKR may also become obligated to make future purchase price payments in the years 2014 and 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such years. KKR has the right in its sole discretion to pay a portion of such future purchase price payments, if any, in KKR & Co. L.P. common units rather than in cash.

Joint Venture with Stone Point Capital and CPPIB

        On January 17, 2013, KKR entered into a joint venture partnership with Stone Point Capital ("Stone Point") and CPPIB Credit Investments, Inc. ("CPPIB"), to establish MerchCap Solutions LLC ("MCS", formerly known as "KKR—SPC Merchant Advisors LLC"). MCS will seek to provide capital markets services to mid-market and sponsor-backed companies as well as make certain principal investments to support client needs. KKR and Stone Point each committed $150 million of equity and CPPIB committed an additional $50 million to MCS to support its business. KKR expects that certain capital markets activities for third parties (other than KKR and its Portfolio Companies) will be principally conducted by MCS.

Acquisition of Nephila

        On January 23, 2013, we acquired a 24.9% interest in Nephila Capital Ltd. ("Nephila"). Nephila is a leading investment manager that offers a broad range of investment products focusing on reinsurance risk, investing in instruments such as insurance-linked securities, catastrophe bonds, and weather derivatives. Nephila has assets under management of approximately $8 billion as of January 1, 2013.

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

        We have entered into a tax receivable agreement with KKR Holdings, which requires our intermediate holding companies to pay to KKR Holdings, or to executives who have exchanged KKR Holdings units for KKR common units as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings the intermediate holding companies realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. In the event that other of our current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if we become taxable as a corporation for U.S. federal income tax purposes, we expect that each will become subject to a tax receivable agreement with substantially similar terms.

        These payment obligations are obligations of our intermediate holding companies and not the KKR Group Partnerships. As such, cash payments received by common unitholders may vary from those received by current and former holders of KKR Group Partnership Units (held by KKR Holdings and our principals) to the extent payments are made to those parties under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax returns of our intermediate holding companies, which may result in a timing difference between the tax savings received by KKR's intermediate holdings companies and the cash payments made to the selling holders of KKR Group Partnership Units.

        As of December 31, 2012, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2012, $0.5 million of cumulative income tax savings have been realized.

Distributions

        KKR intends to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of its investment management business each year in excess of amounts determined by KKR to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its investment funds and to comply with applicable law and any of its debt instruments or other agreements. KKR does not intend to distribute net realized principal investment income, other than certain additional distributions that KKR may determine to make. These additional distributions, if any, are intended to cover certain tax liabilities, as calculated by KKR. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. For purposes of KKR's distribution policy, its distributions are expected to consist of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of its carry pool and (iii) any additional distributions for certain taxes as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) noncontrolling interests and (iii) amounts determined by KKR to be necessary or appropriate for the conduct of its business and other matters as discussed above.

        Total distributable earnings were $1,449.4 million for year ended December 31, 2012, up from $782.6 million and $738.2 million for the years ended December 31, 2011 and 2010, respectively. This increase was primarily related to the increase in net realized principal investment income and realized cash carry from the sale of private equity investments. See "Segment Analysis" for further discussion surrounding our private equity and principal realizations. Total distributable earnings is not a measure that calculates actual distributions under KKR's current distribution policy.

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

        The following table presents our distribution calculation for years ended December 31, 2012, 2011 and 2010 as described above:

	Year Ended December 31,
	2012	2011	2010
FRE(a)	$319,811	$417,153	$318,322
Realized cash carry	285,424	202,115	184,153
Net realized principal investment income	866,776	186,288	252,184
Less: local income taxes	(15,572)	(16,291)	(12,031)
Less: noncontrolling interests	(7,043)	(6,671)	(4,409)

Total Distributable Earnings	1,449,396	782,594	738,219

Less: net realized principal investment income	(866,776)	(186,288)	(252,184)

Distributed Earnings	582,620	596,306	486,035

Distributed Earnings to KKR & Co. L.P.(b)	206,491	193,876	147,621
Less: estimated current corporate income taxes	(23,705)	(57,048)	(48,897)

Distributed Earnings to KKR & Co. L.P., After Taxes	182,786	136,828	98,724
Additional Distribution(c)	119,081	29,530	27,000

Total Distribution to KKR & Co. L.P.	$301,867	$166,358	$125,724

Distribution per KKR & Co. L.P. common unit	$1.22	$0.74	$0.60

(a)
See Note 12 "Segment Reporting" in our financial statements included elsewhere in this report for a reconciliation of such measure to financial results prepared in accordance with GAAP.

(b)
Represents the amount of distributed earnings allocable to KKR & Co. L.P. based on its ownership in the KKR business as of each respective date.

(c)
Additional distribution is provided primarily from certain realizations on investments within KKR's capital markets and principal activities segment and was calculated for certain taxes as described in our distribution policy. The amount of any additional distribution in the future should not be expected to be consistent or regularly declared.

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

        In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2012 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$677.9	$—	$—	$—	$677.9
Debt payment obligations(2)	—	—	—	500.0	500.0
Interest obligations on debt(3)	31.9	63.8	63.8	95.6	255.1
Lending commitments(4)	94.2	—	—	—	94.2
Other commitments(5)	150.0	—	—	—	150.0
Lease obligations	44.1	84.1	79.8	125.0	333.0

Total	$998.1	$147.9	$143.6	$720.6	$2,010.2

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

(2)
Represents 2020 Senior Notes which are presented gross of unamortized discount. The 2043 Senior Notes issued on February 1, 2013 are excluded from the table above.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2012 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2012, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents obligations in our capital markets business to lend under various revolving credit facilities.

(5)
Represents our commitment to our MCS joint venture. See "—Liquidity—Liquidity Needs—Joint Venture with Stone Point Capital and CPPIB".

        The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2012, a payable of $70.4 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2012, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement".

        The commitment table above excludes contingent consideration payments that may be owed in connection with the Prisma acquisition because the ultimate amounts due are not presently known. As of December 31, 2012, the fair value of the contingent consideration obligation was estimated to be $71.3 million. See Note 13 "Acquisitions" in our financial statements included elsewhere in this report.

        In the normal course of business, we also enter into contractual arrangements that contain a variety of representations and warranties and that include general indemnification obligations. Our maximum exposure under such arrangements is unknown due to the fact that the exposure would relate to claims that may be made against us in the future. Accordingly, no amounts have been included in our consolidated financial statements as of December 31, 2012 relating to indemnification obligations.

        The partnership documents governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors in our funds at the end of the life of the fund. Our principals are responsible for any clawback obligation relating to carry distributions received prior to October 1, 2009 up to a maximum of $223.6 million. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool participants and KKR. As of December 31, 2012, assuming that all applicable private equity funds were liquidated at no value, the amount of carried interest distributed that would be subject to this clawback provision would be $1,095.4 million, of which $871.8 million would be borne by KKR and carry pool participants and $223.6 million would be borne by our principals. Had the investments in such funds been liquidated at their December 31, 2012 fair values, there would have been no clawback obligation.

        We have other carry-paying vehicles, including our mezzanine, infrastructure and special situations funds, which generally include clawback provisions; however, no distributions of carried interest have been made with respect to these vehicles as of December 31, 2012.

        The instruments governing certain of our private equity funds that were contributed to us may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments attributed to the limited partners of such fund. In connection with the "net loss sharing provisions," certain of our private equity vehicles allocate a greater share of their investment losses to us relative to the amounts contributed by us to those vehicles. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had been previously distributed. Based on the fair market values as of December 31, 2012, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $616.7 million as of December 31, 2012.

        Unlike the "clawback" provisions, the KKR Group Partnerships are responsible for amounts due under net loss sharing arrangements.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

        In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2012. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$14,471.5	$—	$—	$—	$14,471.5
Debt payment obligations(2)	39.6	415.5	170.0	500.0	1,125.1
Interest obligations on debt(3)	51.3	89.6	69.2	95.6	305.7
Lending commitments(4)	94.2	—	—	—	94.2
Other commitments(5)	150.0	—	—	—	150.0
Lease obligations	44.1	84.1	79.8	125.0	333.0

Total	$14,850.7	$589.2	$319.0	$720.6	$16,479.5

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

(2)
Amounts include 2020 Senior Notes, gross of unamortized discount as well as financing arrangements entered into by our consolidated funds. Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns or providing liquidity to the fund. Such financing arrangements include $625.0 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns or providing liquidity to the fund and are not direct obligations of the general partners of our private equity funds or our management companies. The 2043 Senior Notes issued on February 1, 2013 are excluded from the table above.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2012 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2012, including both variable and fixed rates provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents obligations in our capital markets business to lend under various revolving credit facilities.

(5)
Represents our commitment to our MCS joint venture. See "—Liquidity—Liquidity Needs—Joint Venture with Stone Point Capital and CPPIB".

        The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2012, a payable of $70.4 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2012, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement".

        The commitment table above excludes contingent consideration payments that may be owed in connection with the Prisma acquisition because the ultimate amounts due are not presently known. As of December 31, 2012, the fair value of the contingent consideration obligation was estimated to be $71.3 million. See Note 13 "Acquisitions" in our financial statements included elsewhere in this report.

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

Net Cash Provided by (Used in) Operating Activities

        Our net cash provided by (used in) operating activities was $6.2 billion, $(0.2) billion and $0.7 billion during the years ended December 31, 2012, 2011 and 2010, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $5.1 billion, $(0.2) billion and $0.3 billion during the years ended December 31, 2012, 2011 and 2010, respectively; (ii) net realized gains (losses) on investments of $5.2 billion, $3.3 billion and $2.4 billion during the years ended December 31, 2012, 2011 and 2010, respectively; and (iii) change in unrealized gains (losses) on investments of $2.7 billion, $(2.3) billion and $5.3 billion during the years ended December 31, 2012, 2011 and 2010, respectively. Certain KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

        Our net cash provided by (used in) investing activities was $(220.9) million, $(47.6) million and $(1.3) million during the years ended December 31, 2012, 2011 and 2010, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $37.0 million, $18.2 million and $13.1 million, a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $(2.9) million, $29.3 million and $(11.8) million during the years ended December 31, 2012, 2011 and 2010, respectively as well as cash paid for acquisitions, net of cash acquired of $(186.9) million for the year ended December 31, 2012.

Net Cash Provided by (Used in) Financing Activities

        Our net cash provided by (used in) financing activities was $(5.6) billion, $0.4 billion and $(0.5) billion during the years ended December 31, 2012, 2011 and 2010, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(4.9) billion, $0.4 billion and $0.1 billion during the years ended December 31, 2012, 2011 and 2010, respectively; (ii) net proceeds received net of repayment of debt obligations of $(0.4) billion, $0.1 billion and $(0.6) billion during the years ended December 31, 2012, 2011 and 2010, respectively; and (iii) distributions to our partners of $(0.2) billion, $(0.2) billion and $(0.1) billion during the years ended December 31, 2012, 2011 and 2010, respectively.

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

        The KKR funds are consolidated notwithstanding the fact that we have only a minority economic interest in those funds. The consolidated financial statements reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated KKR funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors in our funds, are attributed to noncontrolling interests in the accompanying consolidated financial statements. For funds that are consolidated, all investment income (loss), including the portion of a funds' investment income (loss) that is allocable to KKR's carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. L.P. is reflected as an adjustment to net income (loss) attributable to noncontrolling interests. All of the management fees and certain other amounts earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to us or our partners' capital.

        Noncontrolling interests represent the ownership interests held by entities or persons other than us.

Fair Value Measurements

For the purposes of the discussion under this subsection "Fair Value Measurements":

  Private Equity—Consists primarily of investments in portfolio companies of KKR funds and investments in infrastructure, natural resources and real estate.

  Fixed Income—Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in collateralized loan obligations.

  Other—Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity or fixed income investments.

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

        Investments in unconsolidated investment vehicles are accounted for using the equity method of accounting. Under the equity method of accounting, KKR's share of earnings (losses) from equity method investments is included in investment income (loss) on the consolidated statements of operations. The carrying amounts of equity method investments are reflected in investments on the consolidated statements of financial condition. Because the underlying investments of unconsolidated investment vehicles are reported at fair value, the carrying value of KKR's equity method investments approximates fair value.

        The carrying amounts of other assets, accounts payable, accrued expenses and other liabilities recognized on the statements of financial condition (excluding goodwill, intangible assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. See Note 14 "Goodwill and Intangible Assets" in our financial statements included elsewhere in this report for further information on Goodwill and Intangible Assets. See Note 13 "Acquisitions" in our financial statements included elsewhere in this report for further information on contingent consideration. KKR's debt obligations, except for KKR's 2020 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. The fair value for KKR's 2020 Senior Notes was derived using Level II inputs similar to those utilized in valuing fixed income investments.

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors. Assets and liabilities recorded at fair value in the consolidated statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities. The hierarchical levels defined under GAAP are as follows from highest to lowest:

Level I

        Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt, and securities sold short. We classified 21.4% of total investments measured and reported at fair value as Level I at December 31, 2012.

Level II

        Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are fixed income investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 6.2% of total investments measured and reported at fair value as Level II at December 31, 2012.

Level III

        Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies and fixed income investments for which a sufficiently liquid trading market does not exist. We classified 72.4% of total investments measured and reported at fair value as Level III at December 31, 2012. The valuation of our Level III investments at December 31, 2012 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

Level II Valuation Methodologies

        Financial assets and liabilities categorized as Level II consist primarily of debt securities indexed to publicly-listed securities and fixed income and other investments. Fixed income investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR's policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR's best estimate of fair value. For debt securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company's other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

Level III Valuation Methodologies

        The majority of our Level III investments are private equity investments that are valued utilizing unobservable pricing inputs. Management's determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management's best estimates after consideration of a variety of internal and external factors. We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures including EBITDA multiples and control premiums. Other measures are also used in arriving at a market comparables valuation including illiquidity discounts, the presence of significant unconsolidated assets and liabilities and any favorable or unfavorable tax attributes. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Other inputs are also used in the discounted cash flow methodology and include assumed growth rates, capital structure, risk premiums and other factors, including, if applicable, factors relating to our estimation of the most likely buyer or market participant for a hypothetical monetization event, which might include public equity offerings or a sale to a private equity investor or a strategic buyer. Also, as discussed in greater detail under "—Business Environment," a change in interest rates could have a significant impact on valuations. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates. Upon completion of the valuations conducted using the market comparables methodology and the discounted cash flow methodology, a weighting is ascribed to each method. The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two methodologies. When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in our portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across our Level III private equity investment portfolio, approximately 77% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of our private markets investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2012, the weights ascribed to the market comparables methodology and the discounted cash flow methodology for our Level III private equity investments were 47% and 53%, respectively. As of December 31, 2012, we believe that the approach of using both the market multiples methodology and the discounted cash flow methodology resulted in valuations of our aggregate Level III private equity portfolio that were generally lower than if only the discounted cash flow methodology had been used and that were generally higher than if only the market comparables methodology had been used. In addition, an illiquidity discount is typically applied where appropriate. When determining the illiquidity discount applied, KKR evaluates each private equity investment to determine if factors exist that could make it more challenging to monetize the investment in the near-term and, therefore, justify applying a higher illiquidity discount. These factors include whether KKR lacks the unilateral ability to sell the portfolio company or take the portfolio company public, whether the portfolio company is currently engaged in significant restructuring activities, the size of the portfolio company, and whether the company is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of the criteria, KKR determines the amount of the illiquidity discount to be applied.

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

Level III Valuation Process

        The valuation process involved for Level III measurements for private equity, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. For purposes of this discussion, private equity investments include infrastructure, real estate and natural resources investments. KKR has a valuation committee for private equity investments and a valuation committee for fixed income and other investments. The private equity valuation committee may be assisted by subcommittees for example in the valuation of natural resources and real estate investments. Each of the private equity valuation committee and the fixed income valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. The valuation teams for natural resources and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing KKR's quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations for all Level III investments, except for certain investments other than KKR private equity investments. All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input from their respective valuation committees, the preliminary valuations are presented to a single committee consisting of Senior Principals involved in various aspects of the KKR business. When these valuations are approved by this single committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR's board of directors and are then reported on to the board of directors.

        As of December 31, 2012, upon completion by the independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of the investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on certain Level III fixed income investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

        Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of December 31, 2012, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our principal investments.

        As of December 31, 2012, private equity investments which represented greater than 5% of the net assets of consolidated private equity investments included: (i) Alliance Boots GmbH valued at $3.5 billion and (ii) HCA, Inc. valued at $2.1 billion.

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

        Certain of KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of December 31, 2012, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

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

        Due to the consolidation of the majority of our funds, the portion of our funds' investment income that is allocable to our carried interests and capital investments is not shown in the consolidated financial statements. For funds that are consolidated, all investment income (loss), including the portion of a funds' investment income (loss) that is allocable to KKR's carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. L.P. is reflected as an adjustment to net income (loss) attributable to noncontrolling interests. Because the substantial majority of our funds are consolidated and because we hold only a minority economic interest in our funds' investments, our share of the investment income generated by our funds' investment activities is significantly less than the total amount of investment income presented in the consolidated financial statements.

Recognition of Carried Interest in Statement of Operations

        Carried interest entitles the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduces noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interest are included as investment income (loss) in net gains (losses) from investment activities and are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as investment losses in net gains (losses) from investment activities.

Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded. Due to the extended durations of our private equity funds, we believe that this approach results in income recognition that best reflects our periodic performance in the management of those funds.

Clawback Provision

        The instruments governing our private equity funds generally include a "clawback" provision. Under a "clawback" provision, upon the liquidation of a private equity fund, the general partner is required to return, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled.

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

        Our other investment vehicles, including mezzanine, infrastructure and special situations, generally include clawback provisions; however, no distributions of carried interest have been made with respect to these vehicles as of December 31, 2012.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, "Fair Value Measurement" ("ASU 2011-04"), which amended Accounting Standards Codification (ASC) 820 to clarify existing guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 requires entities to provide information about valuation techniques and unobservable inputs used in Level III fair value measurements and provide additional disclosures for classes of assets and liabilities disclosed at fair value. As a result of adopting ASU 2011-04, KKR has expanded its fair value disclosures. See section "Fair Value Measurements" above and Note 5 "Fair Value Measurements".

Presentation of Comprehensive Income

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Statement of Comprehensive Income" ("ASU 2011-05"), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 was effective for KKR's fiscal year beginning January 1, 2012. The standard did not impact our reported results of operations but did impact our financial statement presentation. KKR has adopted the presentation of total comprehensive income in two consecutive statements. See the consolidated statements of operations and consolidated statements of comprehensive income (loss).

Disclosures About Offsetting Assets and Liabilities

        In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In February 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.

        The guidance is effective for KKR's fiscal year beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on KKR's consolidated financial statements.

Disclosures About Reclassification Adjustments Out of Accumulated Other Comprehensive Income

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")," which requires entities to disclose additional information about reclassification adjustments, including (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. The guidance is effective for KKR's fiscal year beginning January 1, 2013 and is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on KKR's consolidated financial statements.

Goodwill Impairment Testing

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other," which provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. If the asset is considered impaired, an entity is required to perform the quantitative assessment under the existing guidance. The guidance is effective for KKR's fiscal year beginning January 1, 2013. The adoption of this guidance, which is intended to simplify the impairment testing, is not expected to have a material impact on KKR's financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risks primarily relates to our role as general partner or manager of our funds and sensitivities to movements in the fair value of their investments, including the effect that those movements have on the management fees and carried interests that we receive. We have an increased exposure to market risks as a result of our principal assets. The fair value of investments may fluctuate in response to changes in the values of securities, foreign currency exchange rates and interest rates.

        We manage and monitor risks through several committees. With respect to the funds and other investment vehicles through which we make investments for our fund investors, we manage risk by subjecting transactions to the review and approval of an applicable investment committee, and then a portfolio management committee (or other applicable senior employees) regularly monitors these investments. Before making an investment, investment professionals identify risks in due diligence, evaluating, among other things, business, financial, legal and regulatory issues, financial data and other information. An investment team presents the investment and its identified risks to an investment committee, which must approve each investment before it may be made. If an investment is made, a portfolio management committee (or other applicable senior employees) is responsible for working with our investment professionals to monitor the investment on an ongoing basis.

Market Risk

        Our funds hold investments that are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on the investments of our funds as of December 31, 2012, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our principal investments.

        Our base management fees in our Private Markets investment funds are generally calculated based on the amount of capital committed or invested by a fund, as described under "Business—Our Segments—Private Markets." In the case of our Public Markets business, management fees are often calculated based on the average NAV of the fund, vehicle, or specialty finance company, for that particular period, although certain funds in our Public Markets segment have management fees based on the amount of capital committed or invested. To the extent that base management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will be increased or decreased in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management and other amounts that are based on NAV depends on the number and type of funds in existence. Currently, a majority of our private equity funds are based on a percentage of committed or invested capital.

Securities Market Risk

        Our investment funds make certain investments in portfolio companies whose securities are publicly traded. The market prices of securities may be volatile and are likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of such companies or of other companies in the industries in which they operate, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, industry conditions, changes in government regulation, shortfalls in operating results from levels forecasted by securities analysts, the general state of the securities markets and other material events, such as significant management changes, re-financings, acquisitions and dispositions. In addition, although our Private Markets investment funds primarily hold investments in portfolio companies whose securities are not publicly traded, the value of these investments may also fluctuate due to similar factors beyond our control as described above for portfolio companies whose securities are publicly traded.

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

        Because most of the capital commitments to our funds are denominated in U.S. dollars, our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our investments are denominated (primarily euros, British pounds and Korean won). We estimate that a simultaneous parallel movement by 10% in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our funds' investments were denominated as of December 31, 2012 would result in net gains or losses from investment activities of our funds of $846.7 million. However, we estimate that the effect on net income (loss) attributable to KKR & Co. L.P. from such a change would be significantly less than the amount presented above, because a substantial majority of the gain or loss would be attributable to noncontrolling interests in our funds.

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

Interest Rate Risk

        We and our consolidated funds have debt obligations that include revolving credit agreements and certain investment financing arrangements structured through the use of term loans and revolving credit facilities that accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. Based on our debt obligations payable at December 31, 2012 (inclusive of debt obligations of our consolidated funds), we estimate that interest expense relating to instruments bearing variable rates would increase on an annual basis by $6.3 million in the event interest rates were to increase by 100 basis points. The estimated impact on interest expense is solely on the debt obligations of our consolidated funds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of KKR & Co. L.P.:

        We have audited the accompanying consolidated statements of financial condition of KKR & Co. L.P. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Prisma Capital Partners LP. and its affiliates (collectively, "Prisma"), acquired on October 1, 2012, as the Company is in the process of evaluating the internal controls of the acquired business. Prisma represents approximately 0.6% of the total consolidated assets and approximately 3.0% of the total consolidated fees of the Company as of and for the fiscal year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Prisma. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KKR & Co. L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

New York, New York
February 22, 2013

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in Thousands, Except Unit Data)

	December 31, 2012	December 31, 2011
Assets
Cash and Cash Equivalents	$1,230,464	$843,261
Cash and Cash Equivalents Held at Consolidated Entities	587,174	930,886
Restricted Cash and Cash Equivalents	87,627	89,828
Investments	40,697,848	37,495,360
Due from Affiliates	122,185	149,605
Other Assets	1,701,055	868,705

Total Assets	$44,426,353	$40,377,645

Liabilities and Equity
Debt Obligations	$1,123,414	$1,564,716
Due to Affiliates	72,830	43,062
Accounts Payable, Accrued Expenses and Other Liabilities	1,824,655	1,085,217

Total Liabilities	3,020,899	2,692,995

Commitments and Contingencies
Redeemable Noncontrolling Interests	462,564	275,507

Equity
KKR & Co. L.P. Partners' Capital (253,363,691 and 227,150,182 common units issued and outstanding as of December 31, 2012 and 2011, respectively)	2,008,965	1,330,887
Accumulated Other Comprehensive Income (Loss)	(4,606)	(2,189)

Total KKR & Co. L.P. Partners' Capital	2,004,359	1,328,698
Noncontrolling Interests	38,938,531	36,080,445

Total Equity	40,942,890	37,409,143

Total Liabilities and Equity	$44,426,353	$40,377,645

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Unit Data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Fees	$568,442	$723,620	$435,386

Expenses
Compensation and Benefits	1,280,854	868,749	1,344,455
Occupancy and Related Charges	58,205	54,282	39,692
General, Administrative and Other	259,729	290,974	378,516

Total Expenses	1,598,788	1,214,005	1,762,663

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	7,871,673	981,858	7,755,090
Dividend Income	940,888	225,073	1,250,293
Interest Income	358,598	321,943	226,824
Interest Expense	(69,164)	(72,758)	(53,099)

Total Investment Income (Loss)	9,101,995	1,456,116	9,179,108

Income (Loss) Before Taxes	8,071,649	965,731	7,851,831
Income Taxes	43,405	89,245	75,360

Net Income (Loss)	8,028,244	876,486	7,776,471
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	34,963	4,318	—
Net Income (Loss) Attributable to Noncontrolling Interests	7,432,445	870,247	7,443,293

Net Income (Loss) Attributable to KKR & Co. L.P.	$560,836	$1,921	$333,178

Distributions Declared per KKR & Co. L.P. Common Unit	$1.22	$0.74	$0.60
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$2.35	$0.01	$1.62
Diluted	$2.21	$0.01	$1.62
Weighted Average Common Units Outstanding
Basic	238,503,257	220,235,469	206,031,682
Diluted	254,093,160	222,519,174	206,039,244

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in Thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net Income (Loss)	$8,028,244	$876,486	$7,776,471

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	(5,571)	(12,370)	978

Comprehensive Income (Loss)	8,022,673	864,116	7,777,449

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(34,963)	(4,318)	—
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(7,428,785)	(861,608)	(7,443,588)

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$558,925	$(1,810)	$333,861

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2010	204,902,226	$1,012,656	$1,193	$26,347,632	$27,361,481	$—

Net Income (Loss)		333,178		7,443,293	7,776,471
Other Comprehensive Income (Loss)—Foreign Currency Translation Adjustments			683	295	978
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	7,867,865	69,940	59	(69,999)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		674	28		702
Equity Based Compensation				824,193	824,193
Capital Contributions				4,995,347	4,995,347
Capital Distributions		(91,918)		(4,867,212)	(4,959,130)

Balance at December 31, 2010	212,770,091	$1,324,530	$1,963	$34,673,549	$36,000,042	$—

Net Income (Loss)		1,921		870,247	872,168	4,318
Other Comprehensive Income (Loss)—Foreign Currency Translation Adjustments			(3,731)	(8,639)	(12,370)
Contribution of Net Assets of previously Unconsolidated Entities				69,600	69,600
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	14,023,094	140,313	71	(140,384)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		1,971	(492)		1,479
Net Delivery of Common Units—Equity Incentive Plan	356,997
Equity Based Compensation		16,617		453,604	470,221
Capital Contributions				6,227,073	6,227,073	271,676
Capital Distributions		(154,465)		(6,064,605)	(6,219,070)	(487)

Balance at December 31, 2011	227,150,182	$1,330,887	$(2,189)	$36,080,445	$37,409,143	$275,507

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Net Income (Loss)		560,836		7,432,445	7,993,281	34,963
Other Comprehensive Income (Loss)—Foreign Currency Translation Adjustments			(1,911)	(3,660)	(5,571)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	23,660,959	260,225	(337)	(259,888)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		3,480	(169)		3,311
Net Delivery of Common Units—Equity Incentive Plan	2,552,550	(12,316)			(12,316)
Equity Based Compensation		62,877		337,330	400,207
Capital Contributions				4,880,814	4,880,814	180,984
Capital Distributions		(197,024)		(9,528,955)	(9,725,979)	(28,890)

Balance at December 31, 2012	253,363,691	$2,008,965	$(4,606)	$38,938,531	$40,942,890	$462,564

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities
Net Income (Loss)	$8,028,244	$876,486	$7,776,471
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	400,207	470,221	824,193
Net Realized (Gains) Losses on Investments	(5,202,664)	(3,317,360)	(2,411,510)
Change in Unrealized (Gains) Losses on Investments	(2,669,009)	2,335,502	(5,343,580)
Other Non-Cash Amounts	(36,939)	(82,529)	(20,978)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	343,167	(222,557)	(416,254)
Change in Due from / to Affiliates	(31,789)	(8,114)	(119,585)
Change in Other Assets	35,185	(287,842)	(79,616)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	254,976	273,617	266,974
Investments Purchased	(11,080,524)	(11,076,723)	(5,396,703)
Cash Proceeds from Sale of Investments	16,160,897	10,830,722	5,653,984

Net Cash Provided (Used) by Operating Activities	6,201,751	(208,577)	733,396

Investing Activities
Change in Restricted Cash and Cash Equivalents	2,954	(29,346)	11,816
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(36,966)	(18,214)	(13,081)
Cash Paid for Acquisitions, Net of Cash Acquired	(186,859)	—	—

Net Cash Provided (Used) by Investing Activities	(220,871)	(47,560)	(1,265)

Financing Activities
Distributions to Partners	(197,024)	(154,465)	(91,918)
Distributions to Redeemable Noncontrolling Interests	(28,890)	(487)	—
Contributions from Redeemable Noncontrolling Interests	180,984	271,676	—
Distributions to Noncontrolling Interests	(9,490,586)	(6,064,605)	(4,867,212)
Contributions from Noncontrolling Interests	4,407,600	6,227,073	4,995,347
Net Delivery of Common Units	(12,316)	—	—
Proceeds from Debt Obligations	622,842	142,404	652,806
Repayment of Debt Obligations	(1,068,511)	(51,356)	(1,225,420)
Financing Costs Paid	(7,776)	(9,535)	(3,780)

Net Cash Provided (Used) by Financing Activities	(5,593,677)	360,705	(540,177)

Net Increase/(Decrease) in Cash and Cash Equivalents	387,203	104,568	191,954
Cash and Cash Equivalents, Beginning of Period	843,261	738,693	546,739

Cash and Cash Equivalents, End of Period	$1,230,464	$843,261	$738,693

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

	For the Years Ended December 31,
	2012	2011	2010
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$154,414	$44,451	$66,110
Payments for Income Taxes	$95,948	$96,734	$91,112
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$400,207	$470,221	$824,193
Non-Cash Contributions from Noncontrolling Interests	$473,214	$—	$—
Non-Cash Distributions to Noncontrolling Interests	$38,369	$—	$—
Realized Gains on Repayment of Debt	$—	$—	$8,236
Foreign Exchange Gains (Losses) on Debt Obligations	$(4,159)	$—	$5,525
Conversion of Interest Payable into Debt Obligations	$—	$—	$2,100
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$259,888	$140,384	$69,999
Net Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units Including the Effect of the Tax Receivable Agreement	$3,311	$1,479	$702
Acquisitions
Restricted Cash	$753	$—	$—
Investments	$3,459	$—	$—
Other Assets	$272,440	$—	$—
Due to Affiliates	$1,219	$—	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$88,574	$—	$—
Contribution of Net Assets of Previously Unconsolidated Entities
Investments	$—	$57,722	$—
Cash and Cash Equivalents Held at Consolidated Entities	$—	$11,504	$—
Due from Affiliates	$—	$4,244	$—
Other Assets	$—	$4,164	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$8,034	$—

See notes to consolidated financial statements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION

        KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries ("KKR"), is a leading global investment firm that offers a broad range of investment management services to fund investors and provides capital markets services for the firm, its portfolio companies and third parties. Led by Henry Kravis and George Roberts, KKR conducts business with offices around the world, which provides a global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR operates as a single professional services firm and carries out its investment activities under the KKR brand name.

        KKR & Co. L.P. was formed as a Delaware limited partnership on June 25, 2007 and its general partner is KKR Management LLC (the "Managing Partner"). KKR & Co. L.P. is the parent company of KKR Group Limited, which is the non-economic general partner of KKR Group Holdings L.P. ("Group Holdings"), and KKR & Co. L.P. is the sole limited partner of Group Holdings. Group Holdings holds a controlling economic interest in each of (i) KKR Management Holdings L.P. ("Management Holdings") through KKR Management Holdings Corp., a Delaware corporation which is a domestic corporation for U.S. federal income tax purposes, and (ii) KKR Fund Holdings L.P. ("Fund Holdings" and together with Management Holdings, the "KKR Group Partnerships") directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company which is a disregarded entity for U.S. federal income tax purposes. Group Holdings also owns certain economic interests in Management Holdings through a wholly owned Delaware corporate subsidiary of KKR Management Holdings Corp. and certain economic interests in Fund Holdings through a Delaware partnership of which Group Holdings is the general partner with a 99% economic interest and KKR Management Holdings Corp. is a limited partner with a 1% economic interest. KKR & Co. L.P., through its indirect controlling economic interests in the KKR Group Partnerships, is the holding partnership for the KKR business.

        KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR's principals through KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR. As of December 31, 2012, KKR & Co. L.P. held 36.9% of the KKR Group Partnership Units and KKR's principals held 63.1% of the KKR Group Partnership Units through KKR Holdings. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or KKR's principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION (Continued)

        The following table presents the effect of changes in the ownership interest in the KKR Group Partnerships on KKR & Co. L.P.'s equity:

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss) attributable to KKR & Co. L.P.	$560,836	$1,921	$333,178
Transfers from noncontrolling interests:
Increase in KKR & Co. L.P. partners' capital for exchange of 23,660,959, 14,023,094 and 7,867,865 KKR Group Partnership units held by KKR Holdings for the years ended December 31, 2012, 2011 and 2010, respectively, net of deferred taxes	263,199	141,863	70,701

Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings	$824,035	$143,784	$403,879

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

        The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        The consolidated financial statements (referred to hereafter as the "financial statements") include the accounts of KKR's management and capital markets companies, the general partners of certain unconsolidated funds, general partners of consolidated funds and their respective consolidated funds (the "KKR Funds") and certain other entities.

        KKR consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries. KKR Holdings' ownership interest in the KKR Group Partnerships is reflected as noncontrolling interests in the accompanying financial statements.

        References in the accompanying financial statements to KKR's "principals" are to KKR's senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings, including those principals who also hold interests in the Managing Partner entitling those principals to vote for the election of the Managing Partners' directors (the "Senior Principals").

Use of Estimates

        The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of fees, expenses and investment income (loss) during the reporting periods. Such estimates include but are not limited to the valuation of investments and financial instruments. Actual results could differ from those estimates, and such differences could be material to the financial statements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        With respect to the consolidated KKR Funds, KKR generally has operational discretion and control, and limited partners have no substantive rights to impact ongoing governance and operating activities of the fund. The KKR Funds are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds. KKR's financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR Funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party fund investors, are attributed to noncontrolling interests in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR's attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners' capital.

        The KKR Funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments, including majority-owned and controlled investments in portfolio companies ("Portfolio Companies"). Rather, the KKR Funds reflect their investments at fair value as described in the Fair Value Measurements section. All intercompany transactions and balances have been eliminated.

Variable Interest Entities

        KKR consolidates all VIEs in which it is considered the primary beneficiary. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest under GAAP. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The consolidation rules which were revised effective January 1, 2010, require an analysis to determine (a) whether an entity in which KKR has a variable interest is a VIE and (b) whether KKR's involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests unrelated to the holding of equity interests, would give it a controlling financial interest under GAAP. Performance of that analysis requires the exercise of judgment. Where KKR has an interest in an entity that has qualified for the deferral of the consolidation rules, the analysis is based on consolidation rules prior to January 1, 2010. These rules require an analysis to determine (a) whether an entity in which KKR has a variable interest is a VIE and (b) whether KKR's involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests would be expected to absorb a majority of the

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

variability of the entity. Under both guidelines, KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether KKR is the primary beneficiary, KKR evaluates its economic interests in the entity held either directly by KKR or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that KKR is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by KKR, affiliates of KKR or third parties) or amendments to the governing documents of the respective entities could affect an entity's status as a VIE or the determination of the primary beneficiary. At each reporting date, KKR assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly. KKR's accounting conclusion under the existing consolidation rules determined that effective January 1, 2011, KKR became the primary beneficiary of certain entities and consolidated such entities that were unconsolidated prior to that date.

        As of December 31, 2012 and 2011, the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2012	December 31, 2011
Investments	$188,408	$61,053
Due from Affiliates, net	2,266	2,095

Maximum Exposure to Loss	$190,674	$63,148

        For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. For years ended December 31, 2012, 2011 and 2010, KKR did not provide any support other than its obligated amount.

        KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. Accordingly, disaggregation of KKR's involvement with VIEs would not provide more useful information.

Business Combinations

        Acquisitions are accounted for using the acquisition method of accounting. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the estimated fair values at the acquisition date. Transaction costs are expensed as incurred.

Intangible Assets

        Intangible assets consist primarily of contractual rights to earn future fee income, including management and incentive fees, and are included in Other Assets within the statements of financial condition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and amortization expense is included within General, Administrative and Other in the accompanying consolidated statements of operations. Intangible assets are reviewed for impairment when circumstances indicate an impairment may exist. KKR does not hold any indefinite-lived intangible assets.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in connection with an acquisition. Goodwill will be assessed for impairment annually or more frequently if circumstances indicate impairment may have occurred. Goodwill is recorded in Other Assets within the statements of financial condition.

Redeemable Noncontrolling Interests

        Redeemable Noncontrolling Interests represent noncontrolling interests of certain investment vehicles and funds that are subject to periodic redemption by fund investors following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Limited partner interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests within the consolidated statements of financial condition and presented as Net Income (Loss) attributable to Redeemable Noncontrolling Interests within the consolidated statements of operations. When redeemable amounts become legally payable to fund investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the consolidated statements of financial condition. For all consolidated investment vehicles and funds in which redemption rights have not been granted, noncontrolling interests are presented within Equity in the consolidated statements of financial condition as Noncontrolling Interests.

Noncontrolling Interests

        Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings.

Noncontrolling Interests in Consolidated Entities

        Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:

  (i)
  third party fund investors in the KKR Funds;

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

  (iv)
  certain of KKR's current and former principals representing all of the capital invested by or on behalf of the general partners of KKR's private equity funds prior to October 1, 2009 and any returns thereon; and

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  (v)
  a third party in KKR's capital markets business (representing approximately 2% of the equity in the capital markets business).

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

        The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2012	2011	2010
Balance at the beginning of the period	$4,342,157	$4,346,388	$3,072,360
Net income (loss) attributable to noncontrolling interests held by KKR Holdings(a)	1,116,740	185,352	899,277
Other comprehensive income(b)	(3,908)	(8,488)	286
Impact of Exchange of KKR Holdings units to KKR & Co. L.P. units(c)	(259,888)	(140,384)	(69,999)
Equity Based Compensation	337,330	453,604	824,193
Capital contributions	31,477	38,979	40,671
Capital distributions	(582,044)	(533,294)	(420,400)

Balance at the end of the period	$4,981,864	$4,342,157	$4,346,388

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

        Income (loss) attributable to KKR after allocation to noncontrolling interests held by KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which hold equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the 2010 Equity Plan, equity allocations shown in the consolidated

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statement of changes in equity differ from their respective pro-rata ownership interests in KKR's net assets.

        The following table presents the calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss)	$8,028,244	$876,486	$7,776,471
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	34,963	4,318	—
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	6,315,705	684,895	6,544,016
Plus: Income taxes attributable to KKR Management Holdings Corp.	28,599	75,465	57,787

Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$1,706,175	$262,738	$1,290,242

Net income (loss) attributable to noncontrolling interests held by KKR Holdings(a)	$1,116,740	$185,352	$899,277

(a)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings is based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Investments in unconsolidated investment vehicles are accounted for using the equity method of accounting. Under the equity method of accounting, KKR's share of earnings (losses) from equity method investments is included in investment income (loss) on the consolidated statements of operations. The carrying amounts of equity method investments are reflected in investments on the consolidated statements of financial condition. Because the underlying investments of unconsolidated investment vehicles are reported at fair value, the carrying value of KKR's equity method investments approximates fair value.

        The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Goodwill and Intangible Assets is presented in Note 14 "Goodwill and Intangible Assets." Further information on contingent consideration is presented in Note 13 "Acquisitions." KKR's debt obligations, except for KKR's 2020 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. Further information on KKR's 2020 Senior Notes is presented in Note 8, "Debt Obligations." The fair value for KKR's 2020 Senior Notes was derived using Level II inputs similar to those utilized in valuing fixed income investments.

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors. See Note 5, "Fair Value Measurements" for further information on KKR's valuation techniques that involve unobservable inputs. Assets and liabilities recorded at fair value in the statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities. The hierarchical levels defined under GAAP are as follows:

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Level II Valuation Methodologies

        Financial assets and liabilities categorized as Level II consist primarily of debt securities indexed to publicly-listed securities and fixed income and other investments. Fixed income investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR's policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR's best estimate of fair value. For debt securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company's other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

Level III Valuation Methodologies

        Financial assets and liabilities categorized as Level III consist primarily of the following:

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

        When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 77% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

        When determining the illiquidity discount applied, KKR evaluates each private equity investment to determine if factors exist that could make it more challenging to monetize the investment in the near-term and, therefore, justify applying a higher illiquidity discount. These factors include whether KKR lacks the unilateral ability to sell the portfolio company or take the portfolio company public, whether the portfolio company is currently engaged in significant restructuring activities, the size of the portfolio company, and whether the company is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of the criteria, KKR determines the amount of the illiquidity discount to be applied.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Key unobservable inputs that have a significant impact on KKR's Level III investment valuations as described above are included in Note 5 "Fair Value Measurements." KKR utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of KKR's valuation methodologies. KKR's reported fair value estimates could vary materially if KKR had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if KKR only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Level III Valuation Process

        The valuation process involved for Level III measurements for private equity, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a valuation committee for private equity investments and a valuation committee for fixed income and other investments. The private equity valuation committee may be assisted by subcommittees for example in the valuation of natural resources and real estate investments. Each of the private equity valuation committee and the fixed income valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. The valuation teams for natural resources and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing KKR's quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations for all Level III investments, except for certain investments other than KKR private equity investments. All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to a single committee consisting of Senior Principals involved in various aspects of the KKR business. When these valuations are approved by this single committee after reflecting any input from it, the valuations of Level III

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR's board of directors and are then reported on to the board of directors.

Investments

        Investments consist primarily of private equity, fixed income, and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, "Investments."

        Private Equity—Consists primarily of investments in Portfolio Companies of KKR Funds and investments in infrastructure, natural resources and real estate.

        Fixed Income—Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in collateralized loan obligations.

        Other—Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity or fixed income investments.

Securities Sold Short

        Whether part of a hedging transaction or a transaction in its own right, securities sold short represent obligations of KKR to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the security in the market at the prevailing prices. The liability for such securities sold short, which is recorded in Accounts Payable, Accrued Expenses and Other Liabilities in the statement of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date with changes in fair value recorded as unrealized gains or losses in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the accompanying statements of financial condition.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents primarily represent amounts that are held by third parties under certain of KKR's financing and derivative transactions.

Due from and Due to Affiliates

        For purposes of classifying amounts, KKR considers its principals and their related entities, unconsolidated funds and the Portfolio Companies of its funds to be affiliates. Receivables from and payables to affiliates are recorded at their current settlement amount.

Fixed Assets, Depreciation and Amortization

        Fixed assets consist primarily of leasehold improvements, furniture and computer hardware. Such amounts are recorded at cost less accumulated depreciation and amortization and are included in Other Assets within the statement of financial condition. Depreciation and amortization are calculated using the straight-line method over the assets' estimated economic useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, and three to seven years for other fixed assets.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from contributions from and distributions to owners. In the accompanying consolidated financial statements, comprehensive income represents Net Income (Loss), as presented in the consolidated statements of operations and net foreign currency translation adjustments.

Derivatives

        Derivative contracts include forward, swap and option contracts related to foreign currencies and credit standing of reference entities to manage foreign exchange risk and credit risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities in the consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

governing agreements and are recognized when earned, which coincides with the period during which the related services are performed.

        For the years ended December 31, 2012, 2011 and 2010, fees consisted of the following:

	For the Years Ended December 31,
	2012	2011	2010
Transaction Fees	$237,089	$343,249	$212,527
Monitoring & Consulting Fees	192,658	265,927	119,242
Management Fees	98,144	80,201	64,785
Incentive Fees	40,551	34,243	38,832

Total Fees	$568,442	$723,620	$435,386

        Substantially all fees presented in the table above are earned from affiliates.

Transaction Fees

        Transaction fees are earned by KKR primarily in connection with successful investment transactions and capital markets activities. Transaction fees are recognized upon closing of the transaction. Fees are typically paid on or around the closing of a transaction.

        In connection with pursuing successful Portfolio Company investments, KKR receives reimbursement for certain transaction-related expenses. Transaction-related expenses, which are reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Other Assets on the consolidated statements of financial condition on the date incurred. The costs of successfully completed transactions are borne by the KKR Funds and included as a component of the investment's cost basis. Subsequent to closing, investments are recorded at fair value each reporting period as described in the section above titled "Investments". Upon reimbursement from a third party, the cash receipt is recorded and the deferred amounts are relieved. No fees or expenses are recorded for these reimbursements.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Management Fees

        Management fees are earned by KKR for management services provided to private equity funds, a specialty finance company, structured finance vehicles and other investment vehicles which are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement. Management fees earned from private equity funds and certain investment vehicles are based upon a percentage of capital committed during the investment period, and thereafter based on remaining invested capital. For certain other investment vehicles, structured finance vehicles, separately managed accounts and a specialty finance vehicle, management fees are recognized in the period during which the related services are performed and are based upon the net asset value, gross assets or as otherwise defined in the respective agreements.

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

Private Equity Funds

        For KKR's consolidated and unconsolidated private equity funds, gross management fees generally range from 1% to 2% of committed capital during the fund's investment period and is generally 0.75% of invested capital after the expiration of the fund's investment period with subsequent reductions over time. Typically, an investment period is defined as a period of up to six years. The actual length of the investment period may be shorter based on the timing and deployment of committed capital.

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

KKR Financial Holdings LLC ("KFN")

        KKR's management agreement with KFN entitles KKR to a base management fee. KKR earns a base management fee, computed and payable monthly in arrears, based on an annual rate of 1.75% of adjusted equity, which is an amount defined in the management agreement.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Structured Finance Vehicles

        KKR's management agreements for its structured finance vehicles provide for senior collateral management fees and subordinate collateral management fees. Senior collateral management fees are determined based on an annual rate ranging from 0.15% to 0.20% of collateral and subordinate collateral management fees are determined based on an annual rate ranging from 0.30% to 0.35% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. KKR has the right to waive all or any portion of any collateral management fee. As of December 31, 2012, KKR has permanently waived $169.3 million of collateral management fees. KKR generally waives the collateral management fees for the majority of its structured finance vehicles; however, KKR may cease waiving collateral management fees at its discretion. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.

Other Investment Vehicles

        Certain other investment vehicles that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending and (iv) hedge funds solutions provide for management fees determined quarterly based on an annual rate generally ranging from 0.5% to 1.5%. Such rate may be based on the investment vehicles average net asset value, capital commitments, or invested capital.

Incentive Fees

KFN

        KKR's management agreement with KFN entitles KKR to quarterly incentive fees. KKR records the KFN performance-based incentive fee, if any, when the performance-based incentive fee becomes fixed and determinable, which is quarterly. The quarterly incentive fee is an amount equal to the product of (i) 25% of the dollar amount by which: (a) KFN's net income, before incentive compensation, per weighted average share of KFN's common shares for such quarter, exceeds (b) an amount equal to (A) the weighted average of the price per share of the common stock of KFN in its August 2004 private placement and the prices per share of the common stock of KFN in its initial public offering and any subsequent offerings by KFN multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate for such quarter, multiplied by (ii) the weighted average number of KFN's common shares outstanding in such quarter. The incentive fee is paid quarterly in arrears and is not subject to any hurdle or clawback provisions. The management agreement with KFN was renewed on January 1, 2013 and will automatically be renewed for successive one-year terms following December 31, 2013 unless the agreement is terminated in accordance with its terms.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Hedge Fund Structures

        Incentive fees earned on the performance of certain hedge fund structures are recognized based on fund performance, subject to the achievement of minimum return levels, and/or high water marks, in accordance with the respective terms set out in each fund's governing agreements. Incentive fee rates generally range from 5% to 20%. KKR does not record performance-based incentive fees until the end of each fund's measurement period (which is generally one year) when the performance-based incentive fees become fixed and determinable.

Investment Income

        Investment income consists primarily of the net impact of: (i) realized and unrealized gains and losses on investments which are recorded in net gains (losses) from investment activities, (ii) dividends, (iii) interest income, (iv) interest expense and (v) foreign exchange gains and losses relating to mark-to-market activity on foreign exchange forward contracts, foreign currency options and foreign denominated debt which are recorded in net gains (losses) from investment activities. Unrealized gains or losses result from changes in fair value of investments during the period and are included in Net Gains (Losses) from Investment Activities. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized.

Dividend Income

        Dividend income is recognized by KKR on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. For the years ended December 31, 2012, 2011 and 2010, the majority of dividends were earned by the consolidated KKR Funds.

Interest Income

        Interest income is recognized as earned. For the years ended December 31, 2012, 2011 and 2010, the majority of interest income was earned by the consolidated KKR Funds.

Interest Expense

        Interest expense is incurred from credit facilities entered into by KKR, debt issued by KKR, and debt outstanding at the KKR funds entered into with the objective of enhancing returns or managing cash flow, which are not direct obligations of the general partners of the KKR funds or management companies. In addition to these interest costs, KKR capitalizes debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate.

Compensation and Benefits

        Compensation and Benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity based compensation consisting of charges associated with the vesting of equity-based awards and carry pool allocations.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        All KKR principals and other employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as Compensation and Benefits expense in the consolidated statements of operations. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain of KKR's principals are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because KKR principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

        Further disclosure regarding equity based compensation is presented in Note 10 "Equity Based Compensation."

Profit Sharing Plan

        KKR provides certain profit sharing programs for KKR employees and other eligible personnel. In particular, KKR provides a 401(k) plan (the "Plan") for eligible employees in the United States. For certain professionals who are participants in the Plan, KKR may, in its discretion, contribute an amount after the end of the Plan year. For the years ended December 31, 2012, 2011 and 2010, KKR incurred expenses of $4.6 million, $4.3 million and $3.1 million, respectively, in connection with the Plan.

Carry Pool Allocation

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in Accounts Payable, Accrued Expenses and Other Liabilities within the statement of financial condition in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations. See Note 12 "Segment Reporting" for the amount of carry pool allocation expense recognized for the years ended December 31, 2012, 2011 and 2010.

Carried Interest

        Carried interest entitles the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduce noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interest are included as investment income (loss) in Net Gains (Losses) from Investment Activities in the consolidated statements of operations and are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as investment losses in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR's private equity funds and other investment vehicles, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. For funds that are consolidated, all investment income (loss), including the portion of a funds' investment income (loss) that is allocable to KKR's carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. L.P. is reflected as an adjustment to net income (loss) attributable to noncontrolling interests. See Note 12 "Segment Reporting" for the amount of carried interest income earned or reversed for years ended December 31, 2012, 2011 and 2010.

        The agreements governing KKR's private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. See Note 15 "Commitments and Contingencies".

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

Foreign Currency

        Foreign currency denominated assets and liabilities are primarily held at management and capital markets companies located outside the United States. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded as incurred in general, administrative and other expense in the consolidated statements of operations.

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit

        Basic Net Income (Loss) Attributable to KKR & Co. L.P. per common unit is calculated by dividing Net Income (Loss) attributable to KKR & Co. L.P. by the weighted average number of common units outstanding during the period.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Diluted Net Income (Loss) Attributable to KKR & Co. L.P. per common unit is calculated by dividing Net Income (Loss) attributable to KKR & Co. L.P. by the weighted average number of common units outstanding during the period increased to include the number of additional common units that would have been outstanding if dilutive potential common units had been issued.

        Diluted Net Income (Loss) Attributable to KKR & Co. L.P. per common unit exclude KKR Holdings units which are exchangeable on a one-for-one basis into common units of KKR & Co. L.P. The KKR Holdings units are excluded from the diluted calculation since the exchange of these units would proportionally increase KKR & Co. L.P.'s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

        Diluted Net Income (Loss) Attributable to KKR & Co. L.P. per common unit include unvested equity awards that have been granted under the KKR & Co. L.P. 2010 Equity Incentive Plan ("Equity Incentive Plan") since these equity awards dilute KKR and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

        Further disclosure regarding Net Income (Loss) Attributable to KKR & Co. L.P. per common unit is presented in Note 6 "Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit."

Income Taxes

        The consolidated entities of KKR are generally treated as partnerships or disregarded entities for U.S. and non-U.S. tax purposes. However, certain consolidated subsidiaries are treated as corporations for U.S. and non-U.S tax purposes and are therefore subject to U.S. federal, state and/or local income taxes at the entity-level. In addition, certain consolidated entities which are treated as partnerships for U.S. tax purposes are subject to the New York City Unincorporated Business Tax or other local taxes.

        Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets, which are recorded in Other Assets within the statement of financial condition, are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        For a particular tax-paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within Other Assets or Accounts Payable, Accrued and Other Liabilities, as applicable, in the accompanying statements of financial position.

        KKR analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, KKR determines that uncertainties in tax positions exist, a reserve is established. KKR recognizes accrued interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of operations.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        KKR records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Tax Receivable Agreement

        KKR and certain intermediate holding companies that are taxable corporations for U.S. federal, state and local income tax purposes, may be required to acquire KKR Group Partnership Units from time to time pursuant to the exchange agreement with KKR Holdings. KKR Management Holdings L.P. made an election under Section 754 of the Internal Revenue Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for common units occurs, which may result in an increase in KKR's intermediate holding companies' share of the tax basis of the assets of the KKR Group Partnerships at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in KKR's intermediate holding companies' share of the tax basis of the tangible and intangible assets of the KKR Group Partnerships, primarily attributable to a portion of the goodwill inherent in KKR's business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax KKR's intermediate holding companies would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        KKR has entered into a tax receivable agreement with KKR Holdings, which requires KKR's intermediate holding companies to pay to KKR Holdings, or to executives who have exchanged KKR Holdings units for KKR common units (as transferees of KKR Group Partnership Units), 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings the intermediate holding companies realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that KKR would be deemed to realize in connection with such events. In the event that other of KKR's current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if KKR becomes taxable as a corporation for U.S. federal income tax purposes, KKR expects that each will become subject to a tax receivable agreement with substantially similar terms.

        These payment obligations are obligations of KKR's intermediate holding companies and not the KKR Group Partnerships. As such, cash payments received by common unitholders may vary from those received by current and former holders of KKR Group Partnership Units held by KKR Holdings and KKR's principals to the extent payments are made to those parties under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax returns of KKR's intermediate holding companies which may result in a timing difference between the tax savings received by KKR's intermediate holdings companies and the cash payments made to the selling holders of KKR Group Partnership Units.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of December 31, 2012, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. KKR expects its intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2012, $0.5 million of cumulative income tax savings have been realized.

Recently Issued Accounting Pronouncements

Fair Value Measurements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, "Fair Value Measurement" ("ASU 2011-04"), which amended Accounting Standards Codification (ASC) 820 to clarify existing guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 requires entities to provide information about valuation techniques and unobservable inputs used in Level III fair value measurements and provide additional disclosures for classes of assets and liabilities disclosed at fair value. As a result of adopting ASU 2011-04, KKR has expanded its fair value disclosures. See section "Fair Value Measurements" above and Note 5 "Fair Value Measurements".

Presentation of Comprehensive Income

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Statement of Comprehensive Income" ("ASU 2011-05"), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 was effective for KKR's fiscal year beginning January 1, 2012 and was applied retrospectively. The standard did not impact KKR's reported results of operations but did impact the financial statement presentation. KKR has adopted the presentation of total comprehensive income in two consecutive statements. See the consolidated statements of operations and consolidated statements of comprehensive income (loss).

Disclosures About Offsetting Assets and Liabilities

        In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In February 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.

        The guidance is effective for KKR's fiscal year beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on KKR's consolidated financial statements.

Disclosures About Reclassification Adjustments Out of Accumulated Other Comprehensive Income

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")," which requires entities to disclose additional information about reclassification adjustments, including (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. The guidance is effective for KKR's fiscal year

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning January 1, 2013 and is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on KKR's consolidated financial statements.

Goodwill Impairment Testing

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other," which provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. If the asset is considered impaired, an entity is required to perform the quantitative assessment under the existing guidance. The guidance is effective for KKR's fiscal year beginning January 1, 2013. The adoption of this guidance, which is intended to simplify the impairment testing, is not expected to have a material impact on KKR's financial statements.

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES

        Net Gains (Losses) from Investment Activities in the consolidated statements of operations consist primarily of the realized and unrealized gains and losses on investments (including foreign exchange gains and losses attributable to foreign denominated investments and related activities) and other financial instruments, including those for which the fair value option has been elected. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment or financial instrument, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES (Continued)

        The following table summarizes total Net Gains (Losses) from Investment Activities for the years ended December 31, 2012, 2011 and 2010, respectively.

	For the Years Ended December 31,
	2012		2011		2010
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity Investments(a)	$5,118,077	$2,710,849	$3,272,443	$(2,265,618)	$2,351,708	$5,159,632
Fixed Income and Other(a)	125,139	209,091	(3,742)	(121,202)	81,046	48,998
Foreign Exchange Forward Contracts(b)	30,993	(205,752)	16,866	55,238	(9,865)	184,159
Foreign Currency Options(b)	(28,305)	29,825	—	(12,352)	—	(20,489)
Securities Sold Short(b)	(31,557)	(4,978)	25,609	7,942	(16,654)	(2,752)
Other Derivatives	(11,746)	(9,322)	4,373	490	(1,939)	2,116
Contingent Carried Interest Repayment Guarantee(c)	—	(55,937)	—	—	—	(21,138)
Foreign Exchange Gains (Losses) on Debt Obligations(d)	540	(4,699)	—	—	8,236	(5,525)
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents held at Consolidated Entities	(477)	(68)	1,811	—	(1,022)	(1,421)

Total Net Gains (Losses) from Investment Activities	$5,202,664	$2,669,009	$3,317,360	$(2,335,502)	$2,411,510	$5,343,580

(a)
See Note 4 "Investments."

(b)
See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(c)
See Note 15 "Commitments and Contingencies."

(d)
See Note 8 "Debt Obligations."

4. INVESTMENTS

        Investments consist of the following:

	Fair Value		Cost
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Private Equity	$36,079,565	$34,637,901	$32,217,075	$33,545,298
Fixed Income	3,396,067	2,228,210	3,266,846	2,199,390
Other	1,222,216	629,249	1,163,448	650,802

Total	$40,697,848	$37,495,360	$36,647,369	$36,395,490

        As of December 31, 2012 and 2011, Investments totaling $2,145,368 and $2,150,319, respectively were pledged as direct collateral against various financing arrangements. See Note 8 "Debt Obligations."

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS (Continued)

        As of December 31, 2012 private equity investments which represented greater than 5% of the total private equity investments included:

Fair Value
December 31, 2012
Alliance Boots GmbH	$3,516,964
HCA, Inc.	2,098,511

Total	$5,615,475

        As of December 31, 2011 private equity investments which represented greater than 5% of the total private equity investments included:

Fair Value
December 31, 2011
Dollar General Corporation	$3,399,221
Alliance Boots GmbH	2,459,263
HCA, Inc.	1,854,248

Total	$7,712,732

        The majority of the securities underlying private equity investments represent equity securities. As of December 31, 2012 and 2011, the fair value of investments that were other than equity securities amounted to $364,543 and $1,897,362, respectively.

5. FAIR VALUE MEASUREMENTS

        The following tables summarize the valuation of KKR's investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 "Summary of Significant Accounting Policies" as of December 31, 2012 and 2011 including those investments and other financial instruments for which the fair value option has been elected.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

        Assets, at fair value:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$8,061,375	$364,543	$27,653,647	$36,079,565
Fixed Income	—	1,809,021	1,587,046	3,396,067
Other	648,108	329,140	244,968	1,222,216

Total Investments	8,709,483	2,502,704	29,485,661	40,697,848
Foreign Exchange Forward Contracts	—	137,786	—	137,786
Foreign Exchange Options Contracts	—	4,992	—	4,992
Other Derivatives	—	882	—	882

Total Assets	$8,709,483	$2,646,364	$29,485,661	$40,841,508

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$10,772,277	$1,897,363	$21,968,261	$34,637,901
Fixed Income	16,847	1,194,604	1,016,759	2,228,210
Other	284,997	248,073	96,179	629,249

Total Investments	11,074,121	3,340,040	23,081,199	37,495,360
Foreign Exchange Forward Contracts	—	114,224	—	114,224
Other Derivatives	—	490	—	490

Total Assets	$11,074,121	$3,454,754	$23,081,199	$37,610,074

        Liabilities, at fair value:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$321,977	$28,376	$—	$350,353
Foreign Currency Options	—	3,362	—	3,362
Foreign Exchange Forward Contracts	—	229,314	—	229,314
Unfunded Revolver Commitments	—	2,568	—	2,568
Other Derivatives	—	3,751	—	3,751

Total Liabilities	$321,977	$267,371	$—	$589,348

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following tables summarize changes in private equity, fixed income, and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2012 and 2011, respectively.

	For the Year Ended December 31, 2012
	Private Equity	Fixed Income	Other	Total Level III Investments
Balance, Beginning of Period	$21,968,261	$1,016,759	$96,179	$23,081,199
Transfers In(1)	—	37,157	1,061	38,218
Transfers Out(2)	(219,462)	(68,099)	(613)	(288,174)
Purchases	2,688,072	686,032	155,139	3,529,243
Sales	(2,798,661)	(155,788)	(61,457)	(3,015,906)
Settlements	—	23,164	—	23,164
Net Realized Gains (Losses)	1,453,833	10,437	28,598	1,492,868
Net Unrealized Gains (Losses)	4,561,604	37,384	26,061	4,625,049

Balance, End of Period	$27,653,647	$1,587,046	$244,968	$29,485,661

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$5,756,058	$43,421	$48,564	$5,848,043

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

	For the Year Ended December 31, 2011
	Private Equity	Fixed Income	Other	Total Level III Investments
Balance, Beginning of Period	$23,172,797	$666,014	$45,188	$23,883,999
Transfers In(1)	—	130,753	—	130,753
Transfers Out(2)	(4,357,760)	(35,630)	(23,060)	(4,416,450)
Purchases	4,862,350	472,294	89,720	5,424,364
Sales	(2,899,744)	(73,127)	(6,799)	(2,979,670)
Settlements	—	(156,820)	—	(156,820)
Net Realized Gains (Losses)	913,891	19,001	(3,595)	929,297
Net Unrealized Gains (Losses)	276,727	(5,726)	(5,275)	265,726

Balance, End of Period	$21,968,261	$1,016,759	$96,179	$23,081,199

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$203,797	$2,525	$(5,506)	$200,816

(1)
The Transfers In noted in the tables above for fixed income and other investments are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)
The Transfers Out noted in the tables above for private equity investments is attributable to Portfolio Companies that completed an initial public offering during the period. In addition, the Transfers Out noted above for fixed income and other investments are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

        Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. There were no transfers between Level I and Level II during the years ended December 31, 2012 and 2011, respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents additional information about valuation methodologies and inputs used for investments that are measured at fair value and categorized within Level III as of December 31, 2012:

	Fair Value						Impact to Valuation from an Increase in Input(3)
	December 31, 2012		Valuation Methodologies	Unobservable Input(s)(1)	Weighted Average(2)	Range
Private equity investments	$27,653,647	(9)	Inputs to both	Illiquidity Discount	9%	0% - 20%(6)	Decrease
			market comparable	Weight Ascribed to Market Comparables	47%	0% - 100%	(4)
			and discounted cash	Weight Ascribed to Discounted Cash Flow	53%	0% - 100%	(5)
			flow
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10x	5x - 15x(7)	Increase
				Enterprise Value/Forward EBITDA Multiple	9x	5x - 13x(7)	Increase
				Control Premium	0%	0% - 20%(8)	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10%	6% - 25%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x	5x - 13x	Increase
Fixed income investments	$1,587,046	(10)	Yield Analysis	Discount Margin	1197 bps	414 - 4510 bps	Decrease
				Yield	13%	5% - 46%	Decrease
				Net Leverage	6x	1x - 12x	Decrease
				Illiquidity Discount	3%	0% - 15%	Decrease

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

(6)
All private equity investments are assigned a minimum 5% illiquidity discount, with the exception of investments in KKR's natural resources strategy.

(7)
Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR's private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 29x and 22x, respectively. The exclusion of this investment does not impact the weighted average.

(8)
Level III private equity investments whose valuations include a control premium represent less than 1% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(9)
Amounts include $161.5 million of investments whose valuation inputs are not directly comparable to other private equity investments, and as such the inputs associated with these investments have been excluded from this table. These investments have a fair value representing less than 1% of the total fair value of private equity investments.

(10)
Amounts include $226.1 million of investments that were valued using dealer quotes or third party valuation firms.

        The table above excludes Other Investments in the amount of $245.0 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

equity nor fixed income investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

        The various unobservable inputs used to determine the Level III valuations may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements as noted in the table above.

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

        For the years ended December 31, 2012, 2011 and 2010, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	For the Years Ended December 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Income (Loss) Attributable to KKR & Co. L.P.	$560,836	$560,836	$1,921	$1,921	$333,178	$333,178
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit	$2.35	$2.21	$0.01	$0.01	$1.62	$1.62
Total Weighted-Average Common Units Outstanding	238,503,257	254,093,160	220,235,469	222,519,174	206,031,682	206,039,244

        For the years ended December 31, 2012, 2011 and 2010, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would proportionally increase KKR & Co. L.P.'s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

        Diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit include unvested equity awards that have been granted under the KKR & Co. L.P. 2010 Equity Incentive Plan since these equity awards dilute KKR and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Other assets consist of the following:

	December 31, 2012	December 31, 2011
Interest and Notes Receivable(a)	$469,456	$319,402
Receivables	267,126	30,060
Intangible Assets, net(b)	197,484	24,310
Due from Broker(c)	189,202	—
Foreign Exchange Forward Contracts(d)	137,786	114,224
Deferred Tax Assets, net	105,654	34,125
Unsettled Investment Sales(e)	90,666	230,970
Goodwill(f)	89,000	—
Fixed Assets, net(g)	79,570	59,619
Deferred Financing Costs	20,918	17,691
Deferred Transaction Costs	14,633	8,987
Prepaid Expenses	12,079	10,709
Refundable Security Deposits	7,428	8,242
Foreign Currency Options(h)	4,992	—
Other	15,061	10,366

	$1,701,055	$868,705

(a)
Represents interest receivable and promissory notes due from third parties. The promissory notes bear interest at rates ranging from 1.5% - 3.0% per annum and mature between 2015 and 2016.

(b)
Net of accumulated amortization of $21,402 and $13,576 as of December 31, 2012 and 2011, respectively. Amortization expense totaled $7,826 for the year ended December 31, 2012 and $3,788 for the years ended December 31, 2011 and 2010.

(c)
Represents amounts held at clearing brokers resulting from securities transactions.

(d)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

(e)
Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(f)
See Note 14 "Goodwill and Intangible Assets."

(g)
Net of accumulated depreciation and amortization of $92,467 and $80,501 as of December 31, 2012 and December 31, 2011, respectively. Depreciation and amortization

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

  expense totaled $12,573, $10,073 and $11,664 for the years ended December 31, 2012, 2011 and 2010, respectively.

(h)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost bases for these instruments at December 31, 2012 was $2,332.

        Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2012	December 31, 2011
Amounts Payable to Carry Pool(a)	$776,750	$448,818
Securities Sold Short(b)	350,353	202,908
Foreign Exchange Forward Contracts(c)	229,314	—
Unsettled Investment Purchases(d)	172,583	49,668
Accounts Payable and Accrued Expenses	97,389	105,453
Contingent Consideration Obligation(e)	71,300	—
Due to Broker(f)	49,204	33,103
Deferred Rent and Income	19,228	6,141
Accrued Compensation and Benefits	17,265	12,744
Interest Payable	11,746	119,337
Taxes Payable	9,250	27,259
Foreign Currency Options(g)	3,362	11,736
Fund Subscriptions Received in Advance	—	68,050
Other Liabilities	16,911	—

	$1,824,655	$1,085,217

(a)
Represents the amount of carried interest payable to KKR's principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest. See Note 2 "Summary of Significant Accounting Policies."

(b)
Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost bases for these instruments at December 31, 2012 and 2011 were $343,440 and $200,973, respectively.

(c)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. Such instruments are measured at fair

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

  value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

(d)
Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(e)
See Note 13 "Acquisitions."

(f)
Represents amounts owed for securities transactions initiated at clearing brokers.

(g)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost bases for these instruments at December 31, 2012 and 2011 was $0 and $18,791, respectively.

8. DEBT OBLIGATIONS

        Debt obligations consist of the following:

	December 31, 2012	December 31, 2011
Investment Financing Arrangements	$625,026	$1,066,536
2020 Senior Notes	498,388	498,180

	$1,123,414	$1,564,716

Investment Financing Arrangements

        Certain of KKR's investment vehicles have entered into financing arrangements with major financial institutions, generally in connection with specific investments with the objective of enhancing returns. These financing arrangements are generally not direct obligations of the general partners of KKR's investment vehicles or its management companies.

        As of December 31, 2011, $796.4 million of financing was outstanding that was structured through the use of total return swaps which effectively convert third party capital contributions into borrowings of KKR. During May 2012, KKR entered into an agreement for an early redemption of one such financing arrangement. The terms of the agreement included a full repayment of the financing at par, which amounted to $625.0 million. During October 2012, KKR repaid the principal and accrued interest on the remaining $171.4 million outstanding financing in connection with the maturity of the underlying investment. As of December 31, 2012, there are no borrowings outstanding for financing arrangements structured through the use of total return swaps.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

        As of December 31, 2011, $182.2 million of financing was outstanding that was structured through the use of a syndicated term and a revolving credit facility (the "Term Facility") that matures in August 2014. During November 2012, KKR repaid $101.3 million of the outstanding financing. The per annum rate of interest for each borrowing under the Term Facility was equal to the Bloomberg United States Dollar Interest Rate Swap Ask Rate plus 1.75% at the time of each borrowing under the Term Facility through March 11, 2010. On March 11, 2010, the Term Facility was amended and the per annum rate of interest was the greater of the 5-year interest rate swap rate plus 1.75% or 4.65% for periods from March 12, 2010 to June 7, 2012. For the period June 8, 2012 through maturity the interest rate is equal to one year LIBOR plus 1.75%. The per annum interest rate at December 31, 2012 on the borrowings outstanding of $80.9 million was 2.82%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

        In April 2011, one of KKR's private equity investment vehicles entered into a revolving credit facility with a major financial institution (the "Revolver Facility") with respect to a specific private equity investment. The Revolver Facility provides for up to $50.1 million of financing and matures on the first anniversary of the agreement. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral. KKR has the option to extend the agreement for an additional two years provided the value of the investment meets certain defined financial ratios. On April 5, 2012, an agreement was made to extend the maturity of the Revolver Facility to April 4, 2014. In addition, KKR may request to increase the commitment to the Revolver Facility up to $75.1 million, subject to lender approval and provided the value of the investment meets certain defined financial ratios. The per annum rate of interest for each borrowing under the Revolver Facility is equal to the Hong Kong interbank market rate plus 3.75%. The interest rate at December 31, 2012 on the borrowings outstanding was 4.30%. As of December 31, 2012 and 2011, $40.9 million and $40.8 million, respectively, of borrowings were outstanding under the Revolver Facility. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

        During May 2011, a KKR investment vehicle entered into a $200.0 million non-recourse multi-currency three-year revolving credit agreement that bears interest at LIBOR plus 2.75% (the "Mezzanine Investment Credit Agreement"). The Mezzanine Investment Credit Agreement is expected to be used to manage timing differences between capital calls from limited partners in the investment vehicle and funding of investment opportunities and to borrow in foreign currencies for purposes of hedging the foreign currency risk of non-U.S. dollar investments. On June 18, 2012, an agreement was made to extend the maturity of the Mezzanine Investment Credit Agreement to May 15, 2015. During the year ended December 31, 2012, $202.9 million was drawn down and $114.1 million was repaid. As of December 31, 2012 and 2011, $143.7 million and $47.1 million, respectively, of borrowings were outstanding under the Mezzanine Investment Credit Agreement. As of December 31, 2012, the interest rate on borrowings outstanding under the Mezzanine Investment Credit Agreement was 2.90%. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

        In November 2011, a KKR investment vehicle entered into a $200.0 million five-year borrowing base revolving credit facility (the "2011 Lending Partners Credit Agreement"). KKR has the option to extend the credit facility for up to two additional years. In addition, KKR may request to increase the

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

commitment to the credit facility up to $400.0 million when the ratio of the loan commitments to committed equity capital is 1.50:1. On April 2, 2012, KKR increased the commitment to the credit facility to $400.0 million. The per annum rate of interest for each borrowing under the 2011 Lending Partners Credit Agreement ranges from LIBOR plus 1.75% for broadly syndicated loans and LIBOR plus 2.75% for all other loans until November 15, 2016 and thereafter, LIBOR plus 4.00% per annum for all loans. During the year ended December 31, 2012, $200.2 million was drawn down and $30.2 million was repaid. As of December 31, 2012, $170.0 million of borrowings were outstanding under the 2011 Lending Partners Credit Agreement. As of December 31, 2011 there were no borrowings outstanding under the 2011 Lending Partners Credit Agreement. As of December 31, 2012, the interest rate on borrowings outstanding under the 2011 Lending Partners Credit Agreement was 2.97%. In January 2013, this KKR investment vehicle entered into a $150.0 million 5-year borrowing base revolving credit facility (the "2013 Lending Partners Credit Agreement"). KKR has the option to extend the credit facility for one additional year. The per annum rate of interest for borrowings under the 2013 Lending Partners Credit Agreement shall be the applicable spread plus libor rate as stated in the credit facility agreement. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

        In December 2011, a KKR investment vehicle entered into a $66.5 million (€50.0 million) one-year borrowing base revolving credit facility that bears interest at LIBOR plus 1.75% (the "Investment Credit Agreement"). In December 2012, KKR renewed the revolving credit facility for one year. The Investment Credit Agreement is expected to be used to manage timing differences between capital calls and the funding of investment opportunities. During the year ended December 31, 2012, $69.7 million was drawn down and $26.6 million was repaid. As of December 31, 2012, $39.5 million of borrowings were outstanding under the Investment Credit Agreement. There were no borrowings outstanding as of December 31, 2011. As of December 31, 2012, the interest rate on borrowings outstanding under the Investment Credit Agreement was 1.97%. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

        In January 2012, a KKR investment vehicle entered into a $200.0 million three-year borrowing base revolving credit facility (the "KKR Debt Investors II Investment Credit Agreement"). As of December 31, 2012, $150 million of borrowings were outstanding under the KKR Debt Investors II Investment Credit Agreement. During the year ended December 31, 2012, $150.0 million was drawn down and remains outstanding as of December 31, 2012. As of December 31, 2012, the interest rate on borrowings outstanding under the KKR Debt Investors II Investment Credit Agreement was 3.50%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

Senior Notes

        On September 29, 2010, KKR Group Finance Co. LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 6.375% Senior Notes (the "2020 Senior Notes"), which were issued at a price of 99.584%. The 2020 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. LLC and will mature on September 29, 2020, unless earlier redeemed or repurchased. The 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

        The 2020 Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the 2020 Senior Notes totaled $31.9 million for the years ended December 31, 2012 and 2011, respectively, and $8.1 million for the year ended December 31, 2010. As of December 31, 2012, the fair value of the 2020 Senior Notes was $579.2 million.

        The indenture, as supplemented by a first supplemental indenture, relating to the 2020 Senior Notes includes covenants, including limitations on KKR Group Finance Co. LLC and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2020 Senior Notes may declare the 2020 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2020 Senior Notes and any accrued and unpaid interest on the 2020 Senior Notes automatically becomes due and payable. All or a portion of the 2020 Senior Notes may be redeemed at the issuer's option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2020 Senior Notes. If a change of control repurchase event occurs, the 2020 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2020 Senior Notes repurchased plus any accrued and unpaid interest on the 2020 Senior Notes repurchased to, but not including, the date of repurchase.

        On February 1, 2013, KKR Group Finance Co. II LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.50% Senior Notes (the "2043 Senior Notes"), which were issued at a price of 98.856%. The 2043 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. II LLC and will mature on February 1, 2043, unless earlier redeemed or repurchased. The 2043 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.

        The 2043 Senior Notes bear interest at a rate of 5.50% per annum, accruing from February 1, 2013. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.

        The indenture, as supplemented by a first supplemental indenture, relating to the 2043 Senior Notes includes covenants, including limitations on KKR Group Finance Co. II LLC and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2043 Senior Notes may declare the 2043 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

amount of the 2043 Senior Notes and any accrued and unpaid interest on the 2043 Senior Notes automatically becomes due and payable. All or a portion of the 2043 Senior Notes may be redeemed at the issuer's option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2043 Senior Notes. If a change of control repurchase event occurs, the 2043 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2043 Senior Notes repurchased plus any accrued and unpaid interest on the 2043 Senior Notes repurchased to, but not including, the date of repurchase.

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

        On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700.0 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the issuer of the 2020 Senior Notes became guarantors of the amended and restated Corporate Credit Agreement, together with certain general partners of KKR's private equity funds.

        On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50.0 million. This commitment has increased the availability for borrowings under the credit facility to $750.0 million. As of December 31, 2012 and 2011, no borrowings were outstanding under the Corporate Credit Agreement. For the year ended December 31, 2012, no amounts were drawn under the credit facility.

        On June 22, 2012, KKR requested the issuance of a letter of credit in the amount of $14.5 million under the Corporate Credit Agreement in connection with a fee-generating transaction. The beneficiary of this letter of credit is an unaffiliated third party. The letter of credit was issued on July 2, 2012 and was initially set to expire on July 3, 2013. On August 20, 2012, the letter of credit in connection with this fee-generating transaction was increased to $20.0 million and the expiration date was extended to August 1, 2013. A $5.0 million sublimit for letters of credit remains available under the Corporate Credit Agreement.

KCM Credit Agreement

        On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017. In addition to extending the term, certain other terms of the KCM Credit Agreement were renegotiated including a

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

reduction of the cost of funding on amounts drawn and a reduced commitment fee. Borrowings under this facility may only be used for KKR's capital markets business. As of December 31, 2012 and 2011, no borrowings were outstanding under the KCM Credit Agreement. For the year ended December 31, 2012, no amounts were drawn under the credit facility.

        Scheduled principal payments for debt obligations at December 31, 2012 are as follows:

2013	$39,584
2014	121,812
2015	293,650
2016	169,980
Thereafter	500,000

$1,125,026

9. INCOME TAXES

        The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2012	2011	2010
Current
Federal Income Tax	$45,918	$79,713	$51,164
State and Local Income Tax	19,233	30,508	11,695
Foreign Income Tax	14,348	11,581	12,837

Subtotal	79,499	121,802	75,696

Deferred
Federal Income Tax	(25,929)	(23,760)	1,795
State and Local Income Tax	(9,542)	(6,501)	(1,655)
Foreign Income Tax	(623)	(2,296)	(476)

Subtotal	(36,094)	(32,557)	(336)

Total Income Taxes	$43,405	$89,245	$75,360

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

9. INCOME TAXES (Continued)

        The following table reconciles income before taxes at the statutory rate to the effective tax expense:

	Years Ended December 31,
	2012	2011	2010
Income Before Taxes at Statutory Rate	$2,825,077	$338,006	$2,748,141
Income not attributable to KKR Management Holdings Corp.(a)	(2,887,575)	(339,054)	(2,817,081)
Foreign Income Taxes	13,724	9,285	12,361
State and Local Income Taxes	6,451	18,193	7,065
Compensation Charges Borne by Holdings	112,455	64,695	134,188
Other	(26,727)	(1,880)	(9,314)

Effective Tax Expense	$43,405	$89,245	$75,360

(a)
Represents primarily income attributable to (i) redeemable noncontrolling interests, (ii) noncontrolling interests and (iii) net carried interest of certain general partners of KKR investment vehicles that are not owned by KKR Management Holdings L.P.

        Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	As of December 31,
	2012	2011
Deferred Tax Assets
Fund Management Fees	$54,660	$34,428
Equity Based Compensation	17,008	11,248
KKR Holdings Unit Exchanges(a)	85,018	47,658
Other	1,797	2,976

Total Deferred Tax Assets	$158,483	$96,310

Deferred Tax Liabilities
Investment Basis Difference / Net Unrealized Gains	$47,735	$58,883
Other	5,094	3,302

Total Deferred Tax Liabilities	$52,829	$62,185

(a)
In connection with exchanges of KKR Holdings units into common units of KKR, KKR recorded a deferred tax asset associated with an increase in KKR Management Holdings Corp.'s share of the tax basis of the tangible and intangible assets of KKR Management Holdings L.P. This amount was offset by an adjustment to record amounts Due to KKR Holdings and executives under the tax receivable agreement, which is included within Due to Affiliates in the statements of financial condition. The net of these adjustments was recorded as an adjustment to equity at the time of the exchanges.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

9. INCOME TAXES (Continued)

        KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2012, the federal, state and local tax returns of KKR and its predecessor entities for the years 2009 through 2011 are open under normal statute of limitations and are therefore subject to examination.

        At December 31, 2012, 2011and 2010, KKR's unrecognized tax benefits, excluding related interest and penalties, were:

	Years Ended December 31,
	2012	2011	2010
Unrecognized Tax Benefits, beginning of period	$3,850	$3,973	$4,640
Gross increases in tax positions in prior periods	31	175	—
Gross decreases in tax positions in prior periods	—	—	(1,722)
Gross increases in tax positions in current period	985	555	1,227
Gross decreases in tax positions in current period	—	—	—
Settlement of tax positions	—	—	—
Lapse of statute of limitations	(239)	(853)	(172)

Unrecognized Tax Benefits, end of period	$4,627	$3,850	$3,973

        If the above tax benefits were recognized it would reduce the annual effective income tax rate. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.

        The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities. KKR recognizes interest and penalties accrued related to unrecognized tax positions in income taxes. For the years ended December 31, 2012, 2011 and 2010, interest and penalties included in KKR's tax provision were immaterial.

10. EQUITY BASED COMPENSATION

        The following table summarizes the expense associated with equity based compensation for the years ended December 31, 2012, 2011 and 2010, respectively.

	Years Ended December 31,
	2012	2011	2010
KKR Holdings Principal Awards	$230,394	$324,014	$622,018
KKR Holdings Restricted Equity Units	9,588	16,848	65,524
Equity Incentive Plan Units	62,876	16,615	—
Discretionary Compensation	97,349	112,744	136,651

Total	$400,207	$470,221	$824,193

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

KKR Holdings Equity Awards—Principal Awards

        KKR principals and certain non-employee consultants and service providers received grants of KKR Holdings units which are exchangeable for KKR Group Partnership Units. These units are subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of December 31, 2012 and 2011, KKR Holdings owned approximately 63.1%, or 432,553,276 and 66.8%, or 456,214,235, respectively, of the outstanding KKR Group Partnership Units.

        Except for any units that vested on the date of grant, units are subject to service based vesting, generally over a three to five year period from the date of grant. The transfer restriction period will generally last for a minimum of (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, these individuals will also be subject to minimum retained ownership rules requiring them to continuously hold at least 25% of their vested interests. Upon separation from KKR, certain individuals will be subject to the terms of a non-compete agreement that may require the forfeiture of certain vested and unvested units should the terms of the non-compete agreement be violated. Holders of KKR Group Partnership Units held through KKR Holdings are not entitled to participate in distributions made on KKR Group Partnership Units until such units are vested.

        Because KKR Holdings is a partnership, all of the 432,553,276 KKR Holdings units have been legally allocated, but the allocation of 29,438,740 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code ("ASC") 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

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

        Units granted to principals give rise to equity-based payment charges in the consolidated statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. Equity-based payment expense on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units which currently ranges from 7% to 52%, multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management's estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in the earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect.

        Units granted to certain non-employee consultants and service providers give rise to general, administrative and other charges in the consolidated statements of operations. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. General, administrative and other expense recognized on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit on each reporting date and subsequently adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of these units will not be finalized until each vesting date.

        The calculation of equity-based payment expense and general administrative and other expense on unvested units assumes a forfeiture rate of up to 4% annually based upon expected turnover by class of principal, consultant, or service provider.

        As of December 31, 2012, there was approximately $146.4 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 0.8 years, using the graded attribution method, which treats each vesting portion as a separate award.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

        A summary of the status of KKR Holdings' unvested equity based awards granted to KKR principals from January 1, 2012 through December 31, 2012 are presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	91,741,793	$7.66
Granted	7,895,091	9.67
Vested	(32,136,605)	8.66
Forfeited	(2,930,612)	7.42

Balance, December 31, 2012	64,569,667	$7.42

        The weighted average remaining vesting period over which unvested units are expected to vest is 1.3 years.

        The following table summarizes the remaining vesting tranches for KKR principals:

Vesting Date	Units
April 1, 2013	1,308,955
October 1, 2013	28,806,846
April 1, 2014	1,274,209
October 1, 2014	28,806,889
April 1, 2015	1,274,264
October 1, 2015	1,818,961
April 1, 2016	30,000
October 1, 2016	1,234,543
April 1, 2017	15,000

64,569,667

KKR Holdings Equity Awards—Restricted Equity Units

        Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel. These grants will be funded by KKR Holdings and will not dilute KKR's interests in the KKR Group Partnerships. The vesting of these restricted equity units occur in installments, generally over a three to five year period from the date of grant. Units granted to professionals, support staff and other personnel are measured and recognized on a basis similar to KKR Holdings equity awards except that the fair value of a KKR & Co. L.P. common unit at the time of grant is not discounted for the lack of distribution participation rights since unvested units are entitled to distributions. The calculation assumes a forfeiture rate of up to 4% annually based upon expected turnover by class of professionals, support staff, and other personnel.

        As of December 31, 2012, there was approximately $3.8 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 0.9 years, using the graded attribution method, which treats each vesting portion as a separate award.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

        A summary of the status of KKR Holdings' unvested restricted equity units granted to KKR professionals, support staff, and other personnel from January 1, 2012 through December 31, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	2,812,497	$10.90
Granted	—	—
Vested	(1,655,071)	10.18
Forfeited	(92,714)	10.75

Balance, December 31, 2012	1,064,712	$12.03

        The weighted average remaining vesting period over which unvested units are expected to vest is 1.2 years.

        A summary of the remaining vesting tranches of KKR Holdings' restricted equity awards granted to KKR professionals, support staff, and other personnel is presented below:

Vesting Date	Units
April 1, 2013	202,249
October 1, 2013	262,208
April 1, 2014	171,210
October 1, 2014	255,549
April 1, 2015	145,167
October 1, 2015	28,329

1,064,712

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

        The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of December 31, 2012, equity awards relating to 21,509,666 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan and are subject to service based vesting, which vest generally over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these individuals are also subject to

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

        Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which currently ranges from 7% to 52% multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management's estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in the earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 4% annually based upon expected turnover by class of recipient.

        As of December 31, 2012, there was approximately $126.5 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.5 years, using the straight line method.

        A summary of the status of awards granted under the Equity Incentive Plan from January 1, 2012 through December 31, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	5,850,184	$9.69
Granted	15,436,064	9.58
Vested	(3,160,281)	12.33
Forfeited	(205,041)	11.15

Balance, December 31, 2012	17,920,926	$9.11

        The weighted average remaining vesting period over which unvested awards are expected to vest is 1.9 years.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

        A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2013	2,927,094
October 1, 2013	2,203,824
April 1, 2014	2,890,386
October 1, 2014	2,626,335
April 1, 2015	2,802,826
October 1, 2015	1,582,846
April 1, 2016	513,208
October 1, 2016	1,586,188
April 1, 2017	37,532
October 1, 2018	750,687

17,920,926

Discretionary Compensation

        All KKR principals and other employees of certain consolidated entities are eligible to receive discretionary cash bonuses. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain of KKR's principals are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because KKR principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

11. RELATED PARTY TRANSACTIONS

        Due from and to Affiliates consists of:

	December 31, 2012	December 31, 2011
Due from Principals(a)	$—	$55,937
Due from Related Entities	73,357	53,764
Due from Portfolio Companies	48,828	39,904

Due from Affiliates	$122,185	$149,605

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

	December 31, 2012	December 31, 2011
Due to KKR Holdings in Connection with the Tax Receivable Agreement(b)	$70,375	$40,320
Due to Related Entities	2,455	2,742

Due to Affiliates	$72,830	$43,062

(a)
Represents an amount due from KKR principals for the amount of the clawback obligation that would be required to be funded by KKR principals who do not hold direct controlling and economic interests in the KKR Group Partnerships. See Note 15 "Commitments and Contingencies".

(b)
Represents amounts owed to KKR Holdings and/or its principals under the Tax Receivable Agreement. See Note 2, "Summary of Significant Accounting Policies—Tax Receivable Agreement."

KFN

        KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol "KFN." KFN is managed by KKR but is not consolidated by KKR. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of December 31, 2012 and 2011, KFN had consolidated assets of $8.4 billion and $8.6 billion, respectively, and shareholders' equity of $1.8 billion and $1.7 billion, respectively. Shares of KFN held by KKR represented 0.1% of KFN's outstanding shares as of December 31, 2012. There were no outstanding shares of KFN held by KKR as of December 31, 2011. If KKR were to exercise all of its outstanding vested options, KKR's ownership interest in KFN would be 0.35% and 0.34% of KFN's outstanding shares as of December 31, 2012 and December 31, 2011, respectively.

Discretionary Investments

        Certain of KKR's investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with KKR's investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable investment vehicle, except that the side-by-side investments are not subject to management fees, incentive fees or a carried interest. The cash invested by these individuals aggregated $108.9 million, $227.8 million and $66.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Aircraft and Other Services

        Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $4.6 million, $5.0 million and $5.2 million for the use of these aircraft for the years ended December 31, 2012, 2011 and 2010, respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

Facilities

        Certain of the Senior Principals are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $6.8 million, $6.5 million and $6.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Public Markets

        Through the Public Markets segment, KKR manages KKR Financial Holdings LLC, or KFN, which is a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending and (iv) hedge funds solutions. Many of these funds, vehicles and accounts, including three management investment companies registered under the 1940 Act, are managed by KKR Asset Management LLC, or KAM, an SEC registered investment adviser. KKR's hedge fund solutions strategies are managed by Prisma Capital Partners LP, an SEC registered investment adviser.

Capital Markets and Principal Activities

        The Capital Markets and Principal Activities segment combines KKR's principal assets with its global capital markets business. KKR's capital markets business supports the firm, its portfolio companies and select third parties by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. KKR's capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. KKR's principal asset base primarily includes investments in its private equity funds, co-investments in certain portfolio companies of such private equity funds, general partner interests in various KKR-sponsored investment funds, and other principal assets.

Key Performance Measures

        The non-GAAP segment key performance measures that follow are used by management in making operating and resource deployment decisions as well as assessing the overall performance of

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

each of KKR's reportable business segments. The reportable segments for KKR's business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings and as such represents the business in total. In addition, KKR's reportable segments are presented without giving effect to the consolidation of the funds that KKR manages.

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

Book Value

        Book Value is a measure of the net assets of KKR's reportable segments and is used by management primarily in assessing the unrealized value of KKR's investment portfolio, including carried interest, as well as KKR's overall liquidity position. Book value differs from the equivalent GAAP amounts on a consolidated basis primarily as a result of the exclusion of ownership interests attributable to KKR Holdings L.P.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2012:

	As of and for the Year Ended December 31, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$423,921	$105,186	$—	$529,107
Incentive fees	—	43,845	—	43,845

Management and incentive fees	423,921	149,031	—	572,952

Monitoring and transaction fees:
Monitoring fees	116,565	—	—	116,565
Transaction fees	96,454	14,495	129,159	240,108
Fee credits(1)	(97,362)	(8,368)	—	(105,730)

Net monitoring and transaction fees	115,657	6,127	129,159	250,943

Total fees	539,578	155,158	129,159	823,895

Expenses
Compensation and benefits	192,765	50,705	29,341	272,811
Occupancy and related charges	48,562	5,606	900	55,068
Other operating expenses	147,253	18,350	10,602	176,205

Total expenses	388,580	74,661	40,843	504,084

Fee related earnings	150,998	80,497	88,316	319,811

Investment income (loss)
Gross carried interest	1,392,755	39,155	—	1,431,910
Less: Allocation to KKR carry pool(2)	(565,543)	(15,663)	—	(581,206)
Less: Management fee refunds(3)	(143,723)	—	—	(143,723)

Net carried interest	683,489	23,492	—	706,981
Other investment income (loss)	599	20	1,110,503	1,111,122

Total investment income (loss)	684,088	23,512	1,110,503	1,818,103

Income (loss) before noncontrolling interests in income of consolidated entities	835,086	104,009	1,198,819	2,137,914
Income (loss) attributable to noncontrolling interests(4)	3,390	1,079	2,574	7,043

Economic net income (loss)	$831,696	$102,930	$1,196,245	$2,130,871

Total Assets	$1,295,576	$334,101	$5,967,636	$7,597,313

Book Value	$1,215,513	$316,929	$5,424,742	$6,957,184

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(3)
Certain of KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of December 31, 2012, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR's capital markets business.

  The following table reconciles KKR's total reportable segments to the financial statements as of and for the year ended December 31, 2012:

	As of and for the Year Ended December 31, 2012
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$823,895	$(255,453)	$568,442
Expenses(b)	$504,084	$1,094,704	$1,598,788
Investment income (loss)(c)	$1,818,103	$7,283,892	$9,101,995
Income (loss) before taxes	$2,137,914	$5,933,735	$8,071,649
Income (loss) attributable to redeemable noncontrolling interests	$—	$34,963	$34,963
Income (loss) attributable to noncontrolling interests	$7,043	$7,425,402	$7,432,445
Total Assets(d)	$7,597,313	$36,829,040	$44,426,353
Book Value(e)	$6,957,184	$(4,952,825)	$2,004,359

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $430,963 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

  $103,227 upon consolidation of the KKR Funds, (iii) inclusion of reimbursable expenses of $29,878 and (iv) other adjustments of $42,405.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $400,207 (ii) allocations to the carry pool of $581,206, (iii) inclusion of reimbursable expenses of $41,615, (iv) operating expenses of $2,694 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $68,982.

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $6,558,963 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $581,206, and (iii) exclusion of management fee refunds of $143,723.

(d)
Substantially all of the total assets adjustment represents the inclusion of private equity and other investments that are attributable to noncontrolling interests upon consolidation of the KKR Funds.

(e)
The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,981,864 and the equity impact of KKR Management Holdings Corp. equity and other of $29,039.

        The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

For the Year Ended December 31, 2012
Net income (loss) attributable to KKR & Co. L.P.	$560,836
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	1,116,740
Plus: Equity based compensation	400,207
Plus: Amortization of intangibles and other, net	9,683
Plus: Income taxes	43,405

Economic net income (loss)	2,130,871
Plus: Income attributable to segment noncontrolling interests	7,043
Less: Investment income (loss)	1,818,103

Fee related earnings	$319,811

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2011:

	As of and for the Year Ended December 31, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$430,400	$84,984	$—	$515,384
Incentive fees	—	34,243	—	34,243

Management and incentive fees	430,400	119,227	—	549,627

Monitoring and transaction fees:
Monitoring fees	163,769	—	—	163,769
Transaction fees	166,654	11,996	170,480	349,130
Fee credits(1)	(144,928)	(5,930)	—	(150,858)

Net monitoring and transaction fees	185,495	6,066	170,480	362,041

Total fees	615,895	125,293	170,480	911,668

Expenses
Compensation and benefits	185,709	46,133	26,109	257,951
Occupancy and related charges	45,694	4,059	1,256	51,009
Other operating expenses	157,901	15,483	12,171	185,555

Total expenses	389,304	65,675	39,536	494,515

Fee related earnings	226,591	59,618	130,944	417,153

Investment income (loss)
Gross carried interest	266,211	(2,590)	—	263,621
Less: Allocation to KKR carry pool(2)	(109,361)	1,036	—	(108,325)
Less: Management fee refunds(3)	(17,587)	—	—	(17,587)

Net carried interest	139,263	(1,554)	—	137,709
Other investment income (loss)	(549)	505	202,802	202,758

Total investment income (loss)	138,714	(1,049)	202,802	340,467

Income (loss) before noncontrolling interests in income of consolidated entities	365,305	58,569	333,746	757,620
Income (loss) attributable to noncontrolling interests(4)	2,536	599	3,536	6,671

Economic net income (loss)	$362,769	$57,970	$330,210	$750,949

Total Assets	$855,672	$67,894	$5,491,842	$6,415,408

Book Value	$728,440	$59,012	$4,923,132	$5,710,584

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(3)
Certain of KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of December 31, 2011, the amount subject to refund for which no liability was recorded was approximately $91.4 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR's capital markets business.

        The following table reconciles KKR's total reportable segments to the financial statements as of and for the year ended December 31, 2011:

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

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $435,183 upon consolidation of the KKR Funds, (ii) the elimination of Fee Credits of $144,977 upon consolidation of the KKR Funds, (iii) inclusion of reimbursable expenses of $46,038 and (iv) other adjustments of $56,120.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $470,221 (ii) allocations to the carry pool of $108,325, (iii) a gross up of reimbursable expenses of $46,038, (iv) operating expenses of $30,822 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $64,084.

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $989,737 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $108,325, and (iii) exclusion of management fee refunds of $17,587.

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

        The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

For the Year Ended December 31, 2011
Net income (loss) attributable to KKR & Co. L.P.	$1,921
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	185,352
Plus: Equity based compensation	470,221
Plus: Amortization of intangibles and other, net	4,210
Plus: Income taxes	89,245

Economic net income (loss)	750,949
Plus: Income attributable to segment noncontrolling interests	6,671
Less: Investment income (loss)	340,467

Fee related earnings	$417,153

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2010:

	As of and for the Year Ended December 31, 2010
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$396,227	$57,059	$—	$453,286
Incentive fees	—	38,832	—	38,832

Management and incentive fees	396,227	95,891	—	492,118

Monitoring and transaction fees:
Monitoring fees	86,932	—	—	86,932
Transaction fees	96,000	19,117	105,266	220,383
Fee credits(1)	(52,563)	(12,336)	—	(64,899)

Net monitoring and transaction fees	130,369	6,781	105,266	242,416

Total fees	526,596	102,672	105,266	734,534

Expenses
Compensation and benefits	159,561	29,910	16,863	206,334
Occupancy and related charges	36,395	2,375	945	39,715
Other operating expenses	148,357	13,430	8,376	170,163

Total expenses	344,313	45,715	26,184	416,212

Fee related earnings	182,283	56,957	79,082	318,322

Investment income (loss)
Gross carried interest	1,202,070	5,000	—	1,207,070
Less: Allocation to KKR carry pool(2)	(453,872)	(2,000)	—	(455,872)
Less: Management fee refunds(3)	(143,446)	—	—	(143,446)

Net carried interest	604,752	3,000	—	607,752
Other investment income (loss)	(1,643)	718	1,219,053	1,218,128

Total investment income (loss)	603,109	3,718	1,219,053	1,825,880

Income (loss) before noncontrolling interests in income of consolidated entities	785,392	60,675	1,298,135	2,144,202
Income (loss) attributable to noncontrolling interests(4)	839	537	3,033	4,409

Economic net income (loss)	$784,553	$60,138	$1,295,102	$2,139,793

Total Assets	$947,155	$66,230	$5,388,072	$6,401,457

Book Value	$844,657	$55,271	$4,825,698	$5,725,626

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(3)
Certain of KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of December 31, 2010, the amount subject to refund for which no liability was recorded was approximately $58.7 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to a third party investor approximately 2% of the equity in KKR's capital markets business.

        The following table reconciles KKR's total reportable segments to the consolidated financial statements as of and for the year ended December 31, 2010:

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

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $388,501 upon consolidation of the KKR Funds, (ii) Fee Credits of $57,043 upon consolidation of the KKR Funds and (iii) inclusion of reimbursable expenses of $32,310.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $824,193 (ii) allocations to the carry pool of $455,872, (iii) inclusion of reimbursable expenses of $32,310, (iv) operating expenses of $20,719 primarily associated with the inclusion of operating expenses upon consolidation of the KKR Funds and other entities and (v) other adjustments of $13,357.

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $6,753,910 attributable to noncontrolling interests upon consolidation of the KKR Funds, (ii) allocations to the carry pool of $455,872, and (iii) exclusion of management fee refunds of $143,446.

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

        The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

For the Year Ended December 31, 2010
Net income (loss) attributable to KKR & Co. L.P.	$333,178
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	899,277
Plus: Equity based compensation	824,193
Plus: Amortization of intangibles and other, net	7,785
Plus: Income taxes	75,360

Economic net income (loss)	2,139,793
Plus: Income attributable to segment noncontrolling interests	4,409
Less: Investment income (loss)	1,825,880

Fee related earnings	$318,322

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. ACQUISITIONS

Acquisition of Prisma

        On October 1, 2012, KKR completed the acquisition of 100% of the equity interests of Prisma Capital Partners LP and its affiliates ("Prisma"). Prisma is a provider of customized hedge fund solutions mainly through the management of funds of hedge fund portfolios. The addition of Prisma provides KKR with a new funds of hedge fund strategy and a greater presence in the hedge funds space, from which KKR can create and offer more liquid products for KKR's fund investors.

        Initial consideration transferred was $200.0 million in cash, and KKR may also become obligated to make future additional payments (referred to hereafter as "contingent consideration") to the sellers (certain of which are now employees of KKR) in years 2014 and 2017 based on the Prisma business achieving certain performance metrics when measured in such years. KKR has the right in its sole discretion to pay a portion of the contingent consideration, if any, in KKR & Co. L.P. common units rather than in cash. Changes in the fair value of the contingent consideration subsequent to the acquisition date will be recognized within General, Administrative and Other in the consolidated statements of operations.

        The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

Cash and Cash Equivalents	$13,141
Other Assets	6,652
Intangible Assets	181,000
Goodwill	89,000

Total Assets	$289,793

Liabilities Assumed	$18,493

Total Liabilities	$18,493

        As of the acquisition date, the fair value of the contingent consideration was estimated to be $71.3 million and has been recorded as a liability within Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated statements of financial condition. The fair value of the contingent consideration was derived using Level III inputs. This amount was determined based on the present value of a range of undiscounted cash flows of $0 to $155.0 million in each of 2014 and 2017, using a discount rate ranging from 2.1% to 3.1%, after applying probability, risk-weighting, and other adjustments that KKR has determined to be applicable.

        The consolidated statement of operations for the year ended December 31, 2012 includes the financial results of Prisma since the date of acquisition, October 1, 2012, through December 31, 2012. During this period, Prisma's fees and net income (loss) attributable to KKR & Co. L.P. were $17.2 million and $1.1 million, respectively. This net income (loss) attributable to KKR & Co. L.P. reflects amortization of intangible assets and equity based compensation charges associated with Prisma since the date of the acquisition. Additionally, the portion of net income that is allocable to KKR reflects KKR's approximate 36.9% ownership interest in the KKR Group Partnerships after applicable corporate and local income taxes. On a segment basis, the financial results of Prisma are included within the Public Markets segment.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. ACQUISITIONS (Continued)

        The information that follows provides supplemental information about pro forma fees and net income (loss) attributable to KKR and Co. L.P. as if the acquisition of Prisma had been consummated as of January 1, 2011. Such information is unaudited and is based on estimates and assumptions which KKR believes are reasonable. These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had KKR and Prisma been a combined entity during 2012 and 2011. On a pro forma basis for the years ended December 31, 2012 and 2011, (i) fees would be estimated to be $612.8 million and $782.0 million, respectively, (ii) net income (loss) attributable to KKR & Co. L.P. would be estimated to be $563.1 million and $3.9 million, respectively, (iii) net income (loss) attributable to KKR & Co. L.P. per common unit—basic would be estimated to be $2.36 and $0.02, respectively, and (iv) net income (loss) attributable to KKR & Co. L.P. per common unit—diluted would be estimated to be $2.22 and $0.02, respectively.

        KKR incurred $3.7 million of acquisition related costs which were expensed as incurred and are reflected within General, Administrative and Other Expense on the consolidated statement of operations.

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        Goodwill from the acquisition of Prisma represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition. The carrying value of goodwill was $89.0 million as of December 31, 2012 and is recorded within Other Assets on the consolidated statement of financial condition. This goodwill has been allocated entirely to the Public Markets Segment. As of December 31, 2012, the fair value of KKR's operating segments substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

Intangible Assets

        Intangible Assets, Net consists of the following:

	December 31, 2012	December 31, 2011
Finite—Lived Intangible Assets	$218,886	$37,886
Accumulated Amortization	(21,402)	(13,576)

Intangible Assets, Net	$197,484	$24,310

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

14. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Changes in Intangible Assets, Net consists of the following:

	For the Years Ended,
	December 31, 2012	December 31, 2011
Balance, Beginning of Year	$24,310	$28,098
Acquisitions	181,000	—
Amortization Expense	(7,826)	(3,788)

Balance, End of Year	$197,484	$24,310

        Amortization expense relating to intangible assets held at December 31, 2012 is expected to be $20.0 million for each of the years ending December 31, 2013 through 2016 and $19.4 million for the year ended December 31, 2017. The intangible assets as of December 31, 2012 are expected to amortize over a weighted-average period of 11.0 years.

15. COMMITMENTS AND CONTINGENCIES

Debt Covenants

        Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's investment or financing strategies. KKR is in compliance with its debt covenants in all material respects.

Investment Commitments

        As of December 31, 2012, KKR had unfunded commitments consisting of (i) $677.9 million to its active private equity and other investment vehicles, (ii) $125.0 million to KKR Asian Fund II L.P. for which the investment period has not yet commenced, subject to adjustment, and (iii) $94.2 million in connection with commitments by KKR's capital markets business related to credit facilities of Portfolio Companies and other companies. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2012, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows:

2013	$44,087
2014	42,226
2015	41,870
2016	41,855
2017 and Thereafter	162,998

Total minimum payments required	$333,036

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

        Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

        Certain KKR principals who received carried interest distributions prior to October 1, 2009 with respect to the private equity funds had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of the private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to October 1, 2009, up to a maximum of $223.6 million. As of December 31, 2012, no amounts are due with respect to the clawback obligation required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships. Carry distributions arising subsequent to October 1, 2009 may give rise to clawback obligations that will be allocated generally to carry pool

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

participants and KKR. KKR will indemnify its principals for any personal guarantees that they have provided with respect to such amounts.

        As of December 31, 2012, the amount of carried interest that is subject to this clawback provision was $1,095.4 million, assuming that all applicable private equity funds were liquidated at no value. Had the investments in such funds been liquidated at their December 31, 2012 fair values, there would have been no clawback obligation.

        The instruments governing certain of KKR's private equity funds may also include a "net loss sharing provision," that, if triggered, may give rise to a contingent obligation that may require the general partners to contribute capital to the fund, to fund 20% of the net losses on investments. In connection with the "net loss sharing provisions," certain of KKR's private equity vehicles allocate a greater share of their investment losses to KKR relative to the amounts contributed by KKR to those vehicles. In these vehicles, such losses would be required to be paid by KKR to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed. Based on the fair market values as of December 31, 2012, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $616.7 million as of December 31, 2012.

Indemnifications

        In the normal course of business, KKR enters into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, KKR has provided certain indemnities relating to environmental matters and has provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. KKR's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be low.

Litigation

        From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR's business. KKR's business is also subject to extensive regulation, which may result in regulatory proceedings against it.

        In August 1999, KKR and certain of its current and former personnel as well as the investment partnerships which made an investment were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno's, Inc. ("Bruno's"), one of KKR's former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno's in an August 1995 subordinated notes offering relating to the acquisition and in Bruno's subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In 2009, the action was remanded to the Alabama State Court and subsequently consolidated for pretrial purposes with a similar action brought against the underwriters

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

of the August 1995 subordinated notes offering, which was pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. In August 2011, the Alabama Supreme Court denied KKR's petition seeking permission to appeal certain rulings made by the Alabama State Court when denying in part the motion to dismiss. In October 2011, the plaintiffs' investment adviser filed an amended motion to dismiss a third-party complaint filed by KKR and other defendants asserting a contribution claim against the plaintiffs' investment adviser, which was granted, without prejudice, in October 2012. In December 2011, KKR filed a petition for a writ of certiorari in the United States Supreme Court seeking permission to appeal the Alabama Supreme Court's denial of KKR's petition. In January 2012, the Alabama State Court granted a motion to sever the action from the related action against the underwriters of the subordinated notes. In May 2012, the United States Supreme Court denied KKR's petition for a writ of certiorari. Discovery is ongoing, and trial is scheduled to begin in May 2013.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

the Delaware shareholder class actions above. Both Georgia actions have been stayed in favor of the Delaware action.

        In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs' motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs' motion. On September 7, 2011, the court granted plaintiffs' motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs' proposed fifth amended complaint but denied plaintiffs' motion seeking leave to file a proposed fifth amended complaint. On June 14, 2012, following the completion of the third phase of discovery, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint. On July 18, 2012, the court granted in part and denied in part defendants' motion to dismiss, dismissing certain previously released claims against certain defendants. On July 23, 2012, defendants, including KKR, filed motions for summary judgment, which is pending decision before the United States District Court.

        On March 4, 2011, KKR received a request from the SEC for information relating to the acquisition of Del Monte Foods Company by private equity funds affiliated with KKR and two other private equity firms, which was announced on November 25, 2010 and completed on March 8, 2011. On May 20, 2011 the SEC issued a subpoena to KKR seeking substantially the same documents and information as the March 4, 2011 request for information. On December 16, 2011, the SEC issued another subpoena to KKR seeking documents and information regarding the period prior to the

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

announcement of the acquisition of Del Monte Foods Company. KKR is cooperating with the SEC's investigations.

        In September 2006 and March 2009, KKR received requests for certain documents and other information from the Antitrust Division of the U.S. Department of Justice ("DOJ") in connection with the DOJ's investigation of private equity firms to determine whether they have engaged in conduct prohibited by United States antitrust laws. KKR is cooperating with the DOJ's investigation.

        In January 2011, KKR received a request from the SEC for information regarding KKR's fund investors and clients that the SEC defines as sovereign wealth funds and certain services provided by KKR. On December 19, 2011, the SEC issued a subpoena to KKR seeking additional documents and information involving certain sovereign wealth funds specified by the SEC, and on December 6, 2012 and February 15, 2013, the SEC requested some additional documents and information pursuant to such subpoena regarding the specified sovereign wealth funds. KKR is cooperating with the SEC's investigation.

        In July 2012, KKR received a subpoena from the New York State Attorney General's Office seeking information and documents concerning the waiver or deferral of management fees with respect to funds where KKR or its affiliate serves or served as such a fund's general partner. KKR is cooperating with this investigation.

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

        KKR establishes an accrued liability for litigation, regulatory and other matters only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. For one or more of the matters described above for which a loss is both probable and reasonably estimable, we have estimated the aggregate amount of losses attributable to KKR to be approximately $32.5 million. We believe such losses should be, in whole or in part, subject to insurance and/or indemnity, which we believe will reduce any ultimate loss. This estimate is based upon information available as of February 21, 2013 and is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

        It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings, and some of the matters discussed above seek potentially large and/or indeterminate amounts. As of such date, based on information known by management, management has not

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

concluded that the final resolutions of the matters above will have a material effect upon the consolidated financial statements. However, given the potentially large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on our financial results in any particular period.

16. REGULATORY CAPITAL REQUIREMENTS

        KKR has a registered broker-dealer which is subject to the minimum net capital requirements of the SEC and the Financial Industry Regulatory Authority ("FINRA"). Additionally, KKR has an entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority, another entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Japan subject to the Financial Services Authority of Japan, and two entities based in Mumbai which are subject to capital requirements of the Reserve Bank of India ("RBI") and Securities and Exchange Board of India ("SEBI"). All of these broker dealer entities have continuously operated in excess of their respective minimum regulatory capital requirements.

        The regulatory capital requirements referred to above may restrict KKR's ability to withdraw capital from its registered broker-dealer entities. At December 31, 2012, approximately $75.1 million of cash at KKR's registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended,
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Statement of Operations Data:
Fees	$116,307	$112,360	$162,154	$177,621
Less: Total Expenses	445,258	348,739	446,519	358,272
Total Investment Income (Loss)	3,317,998	1,752,615	2,396,763	1,634,619

Income (Loss) Before Taxes	2,989,047	1,516,236	2,112,398	1,453,968
Income Taxes	17,072	11,093	9,612	5,628

Net Income (Loss)	2,971,975	1,505,143	2,102,786	1,448,340
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	5,272	3,285	9,994	16,412
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,776,267	1,355,597	1,965,381	1,335,200

Net Income (Loss) Attributable to KKR & Co. L.P.	$190,436	$146,261	$127,411	$96,728

Distributions Declared per KKR & Co. L.P. Common Unit	$0.15	$0.13	$0.24	$0.70
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.83	$0.62	$0.53	$0.39
Diluted	$0.80	$0.58	$0.49	$0.36
Weighted Average Common Units Outstanding
Basic	229,099,335	235,781,983	239,696,358	249,303,558
Diluted	237,832,106	252,507,802	257,646,622	268,192,128

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

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

18. SUBSEQUENT EVENTS

Investment in Nephila Capital

        On January 23, 2013, KKR acquired a 24.9% interest in Nephila Capital Ltd. ("Nephila"). Nephila is a leading investment manager that offers a broad range of investment products focusing on reinsurance risk, investing in instruments such as insurance-linked securities, catastrophe bonds, and weather derivatives. Nephila has assets under management of approximately $8 billion as of January 1, 2013. KKR's investment in Nephila will be accounted for using the equity method of accounting.

Distribution

        A distribution of $0.70 per KKR & Co. L.P. common unit was announced on February 7, 2013 and will be paid on March 5, 2013 to unitholders of record as of the close of business on February 19, 2013. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

        Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are at the reasonable assurance level: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. On October 1, 2012, we acquired Prisma Capital Partners LP and its affiliates (as discussed in Note 13 to the accompanying audited consolidated financial statements). The internal control over financial reporting of Prisma Capital Partners LP and its affiliates was excluded from the evaluation of the company's effectiveness of our disclosure controls and procedures as of December 31, 2012.

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

        On October 1, 2012, we acquired Prisma Capital Partners LP and its affiliates (as discussed in Note 13 to the accompanying audited consolidated financial statements). We are in the process of evaluating the internal controls of the acquired business. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, we excluded the internal control over financial reporting of the acquired business from management's annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. In the aggregate, this business represented approximately 0.6% of our total consolidated assets and approximately 3.0% of our total consolidated fees as of and for the fiscal year ended December 31, 2012.

  Changes in Internal Control Over Financial Reporting

        No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Attestation Report of the Independent Registered Public Accounting Firm

        Our independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on our internal control over financial reporting which is included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B    OTHER INFORMATION

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

Directors and Executive Officers

        The following table presents certain information concerning the board of directors and executive officers of our Managing Partner.

Name	Age	Position with Managing Partner
Henry R. Kravis	69	Co-Chief Executive Officer, Co-Chairman and Director
George R. Roberts	69	Co-Chief Executive Officer, Co-Chairman and Director
Joseph A. Grundfest	61	Director
John B. Hess	58	Director
Dieter Rampl	65	Director
Patricia F. Russo	60	Director
Thomas M. Schoewe	60	Director
Robert W. Scully	63	Director
Todd A. Fisher	47	Chief Administrative Officer
William J. Janetschek	50	Chief Financial Officer
David J. Sorkin	53	General Counsel and Secretary

        Henry R. Kravis co-founded KKR in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment and Portfolio Management Committees. Mr. Kravis currently serves on the boards of First Data Corporation and China International Capital Corporation Limited. He also serves as a director, chairman emeritus or trustee of several cultural, professional, and educational institutions, including The Business Council, Claremont McKenna College, Columbia Business School, Mount Sinai Hospital, the New York City Investment Fund, Partnership for New York City, Rockefeller University, and Tsinghua University School of Economics and Management. He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from the Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies in the past. As our co-founder and Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Kravis is a first cousin of Mr. Roberts.

        George R. Roberts co-founded KKR in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment and Portfolio Management Committees. Mr. Roberts currently serves as a director or trustee of several cultural and educational institutions, including Claremont McKenna College and the San Francisco Symphony. He is also founder and chairman of the board of directors of REDF, a San Francisco nonprofit organization. He earned a B.A. from Claremont McKenna College in 1966 and a J.D. from the University of California (Hastings) Law School in 1969. Mr. Roberts has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies in the past. As our co-founder and Co-Chief Executive Officer, Mr. Roberts has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Roberts is a first cousin of Mr. Kravis.

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

        John B. Hess has been a member of the board of directors of our Managing Partner since July 28, 2011. Mr. Hess has been the chairman and chief executive officer of Hess Corporation since 1995 and a director since 1978. He has been director of Dow Chemical Co. since 2006, and also serves as a director on the Business Council, the Trilateral Commission, the Council on Foreign Relations, the Center for Strategic and International Studies and the American Petroleum Institute. Mr. Hess is a member of the board of trustees at the Wildlife Conservation Society/NY Zoo, the New York Public Library, Mount Sinai Hospital and the Dean's Advisors of Harvard Business School. Mr. Hess also serves as a member of the board of directors of Lincoln Center for the Performing Arts. Mr. Hess earned a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Hess provides significant value to the oversight and development of our business through his management and leadership roles at a global energy business, and his involvement with major businesses and public policy organizations also provides valuable perspectives for our company.

        Dieter Rampl has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Rampl was chairman of UniCredit Group from 2006 to April 2012. Previously, Mr. Rampl was a member of the board for corporate business and corporate finance at Bayerische Vereinsbank (Munich) from 1995 to January 1, 2003 when he was appointed as spokesman of the board of managing directors until January 2006. In addition, Mr. Rampl has been a managing director of Charterhouse, London, manager of the corporate business of BHF—Bank Frankfurt and general manager of BHF North America, and he also operated in the foreign trade financing area at Société de Banque Suisse. He is currently the vice chairman of Mediobanca S.p.A., chairman of the Supervisory Board of Koenig & Bauer AG and a member of the supervisory board of FC Bayern München AG, and was the chairman of the supervisory board of Bayerische Börse AG until June 2010. In addition, Mr. Rampl previously served as a director and chairman of the audit committee of KKR Guernsey GP Limited, the general partner of KKR & Co. (Guernsey), L.P., formerly known as KKR Private Equity Investors, L.P. Mr. Rampl's career in the financial services industry brings important expertise to the oversight and development of our business, and he also provides a valuable European perspective to the board of directors.

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

        Thomas M. Schoewe has been a member of the board of directors of our Managing Partner since March 14, 2011. Mr. Schoewe was executive vice president and chief financial officer for Wal-Mart Stores, Inc., a position he held from 2000 to 2010, and was employed by Walmart in a transitional capacity to January 2011. Prior to his employment at Walmart, Mr. Schoewe served as senior vice president and chief financial officer for Black and Decker Corp., a position he held from 1993 to 1999. Prior to that, he served for four years as Black and Decker's vice president of finance. He previously held the position of vice president of business planning and analysis. He joined Black and Decker in 1986 after serving at Chicago-based Beatrice Companies, where he was chief financial officer and controller of Beatrice Consumer Durables, Inc. He has served on the board of directors of Northrop Grumman Corporation and General Motors Company since 2011. From 2001 to May 2012, he served on the board of directors of PulteGroup Inc., which merged with Centex Corporation in 2009 and previously served on the Centex board. Mr. Schoewe graduated from Loyola University of Chicago with a bachelor's of business administration degree in finance. Mr. Schoewe's experience in financial reporting, accounting and control, and business planning and analysis brings important expertise to the oversight and development of our business.

        Robert W. Scully has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been co-president, chairman of global capital markets and vice chairman of investment banking. Prior to joining Morgan Stanley, he served as a managing director at Lehman Brothers and at Salomon Brothers. Mr. Scully has been a director of Bank of America Corporation since 2009, and has previously served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an MBA from Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings important expertise to the oversight of our business. In addition, Mr. Scully brings talent development, senior client relationship management and strategic initiative experiences that are important to the development of our business.

        Todd A. Fisher joined KKR in 1993 and is Chief Administrative Officer of our Managing Partner. Mr. Fisher is responsible for overseeing the finance, legal, information technology, human resources, public affairs and office operations functions, coordinating with the various businesses and geographies of KKR and overseeing the firm's efforts in real estate investments. He is a member of KKR's North American Private Equity Investment Committee. Mr. Fisher is a director of Maxeda B.V. Previously, he served as a director of Rockwood Holdings, Inc. until January 2013, Northgate Information Solutions plc until 2012, ALEA Group Holdings AG until 2007, and Bristol West Insurance Group until 2007. Prior to joining KKR, Mr. Fisher worked for Goldman, Sachs & Co. in New York and for Drexel Burnham Lambert in Los Angeles. Mr. Fisher holds a B.A. from Brown University, an M.A. in International Affairs from Johns Hopkins University, and an M.B.A. from the Wharton School of the University of Pennsylvania. He is currently a member of the Advisory Council for the Johns Hopkins University School for Advanced International Studies, the Advisory Board of the Clinton Health Access Initiative and the United States Holocaust Memorial Councils.

        William J. Janetschek joined KKR in 1997 and is Chief Financial Officer of our Managing Partner. Prior to joining KKR, he was a Tax Partner at Deloitte & Touche LLP for 13 years. He holds a B.S. from St. John's University and an M.S., Taxation from Pace University . Mr. Janetschek is actively involved in the community, serving as a sponsor and member of a variety of non-profit organizations including Student Sponsor Partners and St. John's University.

        David J. Sorkin joined KKR in 2007 and is General Counsel and Secretary of our Managing Partner. Prior to joining KKR, Mr. Sorkin was with Simpson Thacher & Bartlett LLP for 22 years. He served as a partner at the law firm and also served on the executive committee and was one of KKR's principal outside counsels. He received a B.A., summa cum laude, from Williams College and a J.D., cum laude, from Harvard Law School.

Independence and Composition of the Board of Directors

        Our Managing Partner's board of directors consists of eight directors, six of whom, Messrs. Grundfest, Hess, Rampl, Schoewe and Scully and Ms. Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines. While we are exempt from NYSE rules relating to board independence, our Managing Partner intends to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules relating to corporate governance matters. In addition, the board has considered transactions between KKR and the companies and organizations on whose boards our directors also serve.

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

  Audit Committee

        The audit committee consists of Messrs. Grundfest (Chairman), Schoewe and Scully. The purpose of the audit committee is to assist the board of directors in overseeing and monitoring: (i) the quality and integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications and independence; and (iv) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. The Managing Partner's board of directors has determined that each of Messrs. Grundfest, Schoewe and Scully is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available at the Investor Center section of our internet website at www.kkr.com.

  Conflicts Committee

        The conflicts committee consists of Messrs. Grundfest, Hess, Rampl, Schoewe and Scully and Ms. Russo. The conflicts committee is responsible for reviewing specific matters that the board of directors believes may involve a conflict of interest and for enforcing our rights under any of the exchange agreement, the tax receivable agreement, the limited partnership agreement of any KKR Group Partnership or our limited partnership agreement, which we refer collectively to as the covered agreements, against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities. The conflicts committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the conflicts committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our Managing Partner's board of directors is or will result in a conflict of interest. The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to our partnership. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our partnership and not a breach of any duties that may be owed to our unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards under our corporate governance guidelines as required for service on the conflicts committee in accordance with its charter.

  Nominating and Corporate Governance Committee

        The nominating and corporate governance committee consists of Messrs. Kravis, Roberts and Scully. The nominating and corporate governance committee is responsible for identifying and recommending candidates for appointment to the board of directors and for assisting and advising the board of directors with respect to matters relating to the general operation of the board and corporate governance matters. Mr. Scully meets the independence standards under the rules of the NYSE as required for service on the nominating and corporate governance committee in accordance with its charter.

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

Code of Business Conduct and Ethics

        We have a Code of Business Conduct and Ethics which applies to our principal executive officers, principal financial officer and principal accounting officer and is available on our internet website at www.kkr.com under the "Investor Center" section. In accordance with, and to the extent required by the rules and regulations of the Securities and Exchange Commission, we intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our internet website or in a Current Report on Form 8-K filing.

Corporate Governance Guidelines

        Our Managing Partner's board of directors has a governance policy which addresses matters such as the board of directors' responsibilities and duties, the board of directors' composition and compensation and director independence. The governance guidelines are available on our internet website at www.kkr.com under the "Investor Center" section.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2012, such persons complied with all such filing requirements, except that KKR Holdings had one late Form 4 filing relating to two transactions and Mr. Kravis and Mr. Roberts each had one late Form 4 filing relating to one transaction.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

        Our compensation program has three primary objectives: (1) to attract, motivate and retain our employees, (2) to align their interests with those of our unitholders and fund investors, and (3) to reinforce our culture and values.

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

        KKR Holdings, from time to time, receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied their respective service-based vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied initial vesting requirements at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as our Co-Chief Executive Officers, acting through the general partner of KKR Holdings, may determine. It is contemplated that such distributions with respect to unvested KKR Holdings units will generally be paid to our named executive officers and our other principals as annual bonus compensation from time to time.

        In 2012, our named executive officers received distributions on their vested KKR Holdings units, and because these distributions are not considered to be compensation, they have not been reported in the Summary Compensation Table.

Compensation Elements

Base Salary

        For 2012, each of our named executive officers was paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Chief Executive Officers determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers. We are responsible for funding this base salary.

Year-End Bonus Compensation

        Other than their salary and certain incidental benefits noted below under "Other Compensation," our Co-Chief Executive Officers did not receive any additional compensation in 2012. They have decided at this time not to receive any bonus or other amounts from us or from KKR Holdings in excess of distributions payable with respect to their KKR Holdings units. Instead, they have decided that year-end bonus payments from KKR Holdings should be made to our other principals in order to motivate and retain them for the benefit of the firm.

        In 2012, our Chief Administrative Officer, Chief Financial Officer and General Counsel were awarded additional year-end compensation as bonus payments that were determined by our Co-Chief Executive Officers. Our Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that our Chief Administrative Officer, Chief Financial Officer and General Counsel made to our development and success, as a firm, during the year. Certain factors that were considered when determining the size of the bonus payments for our Chief Administrative Officer, Chief Financial Officer and General Counsel include (i) their respective contributions and accomplishments in 2012 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior principals in the firm, (iii) their respective performance and contributions in 2012 as compared to the prior year, and (iv) the overall financial performance of the firm in 2012 as compared to the prior year based on certain financial measures considered by management, including fee related earnings. More specifically, in assessing Mr. Fisher's contributions, they considered his service as the firm's Chief Administrative Officer, his role in overseeing the growth and operations of the firm, his leadership in the development of our real estate business and his leadership on the strategic direction of the firm generally. In assessing Mr. Janetschek's contributions, they considered his service as the Chief Financial Officer and his leadership and oversight of our finance, tax and accounting functions and his role with respect to strategic initiatives undertaken by the firm. Finally, in assessing Mr. Sorkin's contributions, they considered his leadership and oversight of our global legal and compliance functions and his role with respect to the strategic initiatives undertaken by the firm. Because the firm's fee related earnings declined in 2012 even though economic net income improved relative to the prior year, the size of the bonus payments was lower in 2012 as a result of the firm's financial performance. In making these determinations, our Co-Chief Executive Officers consulted with certain of our senior principals and, with respect to the determinations for our Chief Financial Officer and General Counsel, considered the recommendations of our Chief Administrative Officer. We believe that the discretion permitted to our Co-Chief Executive Officers permits them to award bonus compensation in an amount necessary to motivate and retain these named executive officers.

        Once the bonus amount is determined, the bonus amount is divided into cash compensation and, for our named executive officers, a recommendation to our Managing Partner's board of directors for an award of deferred equity bonus compensation. The amount of deferred equity bonus compensation for our principals is calculated using a graduated range of percentages applied to different incremental amounts of total salary and bonus compensation ranging from 5% to 50%.

        The cash bonus amounts paid to our Chief Administrative Officer, our Chief Financial Officer and our General Counsel for 2012 are reflected in the Bonus column of the 2012 Summary Compensation Table below. Although these cash bonus payments have been economically borne by KKR Holdings, we expect that, over time, we may be required to pay a portion, or eventually all, of these cash bonus payments as KKR Holdings becomes unable to reserve cash for bonus compensation as more KKR Holdings units vest.

        The portion of the bonus payment granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) as 2012 deferred equity bonus compensation consists of grants of equity awards issued under the Equity Incentive Plan. These equity awards are restricted equity units that may be settled for our common units on a one-for-one basis. See below under "Terms of Restricted Equity Units" for more information. We call these equity grants "deferred" equity bonus compensation, because our named executive officers' ability to monetize them into cash is deferred to the future when the vesting provisions (and any applicable transfer restrictions) discussed below lapse.

        The number of restricted equity units granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) is determined by our Managing Partner's board of directors. As part of 2012 year-end bonus compensation, our Managing Partner's board of directors approved the following grants: 146,880 restricted equity units to our Chief Administrative Officer, 49,865 restricted equity units to our Chief Financial Officer, and 49,865 restricted equity units to our General Counsel. The number of restricted equity units was determined by dividing the dollar amount of deferred equity bonus compensation recommended by the Co-Chief Executive Officers to the board of directors, by the average closing price of our common units over the last five trading days in 2012. Because these grants were made after December 31, 2012, they do not appear in the tables below, but will appear in the tables for the year ended December 31, 2013.

        The restricted equity units that were granted as deferred equity bonus compensation grants in respect of fiscal 2012 year-end compensation are subject to a three-year service-based vesting condition (with the first vesting event occurring on April 1, 2014). These restricted equity units are not subject to additional transfer restrictions after vesting or any minimum retained ownership requirement. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between our named executive officers who receive year-end compensation payments and the firm.

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

        Carried interest, if any, from the carry pool in respect of any particular investment is only paid in cash after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of preferred returns where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. To the extent any "clawback" obligation is triggered, carried interest previously distributed by the fund would have to be returned to such fund, thereby reducing the named executive officer's overall compensation for any such year. From time to time, a portion of certain carried interest payable may not be distributed to the recipient and would instead be held in escrow in order to enhance the recipient's ability to satisfy any future clawback obligation. Because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the named executive officers, and thus benefits our unitholders. In addition, several of our competitors use participation in carried interest as an important compensation element, and we believe that we must do the same in order to attract and retain the most qualified personnel.

        Participation in our carry pool for our principals, including our named executive officers, is subject to service-based vesting with certain exceptions, including acceleration upon death or disability. Vesting schedules range from four-year vesting (with no vesting upon grant) for the most junior principals up to two-year vesting (and 50% vesting upon grant) for most senior principals. Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to their status as co-founders of our firm, our Co-Chief Executive Officers are typically completely vested in their carried interest allocations upon grant.

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

        We allow our principals, including our named executive officers, to retain compensation that they may receive for serving as our designees on the boards of directors of KKR portfolio companies unless such compensation is required to be used to offset management fees pursuant to the terms of certain funds.

        Finally, certain named executive officers may receive equity grants from KKR Financial Holdings LLC (NYSE: KFN) for their services to that company. No equity grants from KFN were made to our named executive officers in 2012.

Minimum Retained Ownership

        While employed by us, unless waived in whole or in part, each of our named executive officers is required to hold at least 25% of the cumulative amount of KKR Holdings units that have satisfied the service-based vesting condition during the duration of his employment with the firm. In addition, unless waived in whole or in part, each of our named executive officers may be required, on a grant by grant basis, to hold common unit equivalents of 15% of the cumulative restricted equity units granted under the Equity Incentive Plan that have satisfied the service-based vesting condition during the duration of his employment with the firm.

Compensation and Risk

        Our compensation program includes elements that discourage excessive risk-taking and that align the compensation of our employees with the long-term performance of the firm. For example, other than certain equity that either immediately vested as part of the grants to all employees or our founders or that were made in exchange for the contribution of assets, in each case in connection with the consummation of the KPE Transaction in October 2009, a significant majority of the equity awards held by our principals are subject to a multi-year service vesting condition, one- and two-year transfer restriction periods, or a minimum retained ownership requirement. In addition, except in circumstances noted elsewhere in this report, the equity awards held by our other employees are also generally subject to a multi-year service vesting condition and may also be subject to post-vesting transfer restrictions and a minimum retained ownership requirement. Because our equity awards have multi-year vesting provisions, the actual amount of compensation realized by the recipient will be tied to the long-term performance of our common units. In addition, we only make cash payments of carried interest to our principals when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Moreover, the general partner of a fund is required to return carried interest distributions to the fund due to, for example, underperformance by the relevant fund subsequent to the payment of such carried interest. Accordingly, the principal would be subject to a "clawback," i.e., be required to return carried interest payments previously made to a principal, all of which further discourages excessive risk-taking by our personnel.

Summary Compensation Table

        The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2010, 2011 and 2012.

        In 2010, 2011 and 2012, our named executive officers received distributions based on their vested KKR Holdings units. Because these distributions are not considered to be compensation, these distributions are not reflected as compensation in the table below. There are certain contractual arrangements we entered into with KKR Holdings at the time of the KPE Transaction in October 2009 and thereafter, including a tax receivable agreement, that relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence."

        Carried interest distributions to our named executive officers in respect of the carry pool established by KKR Associates Holdings L.P. for the years ended December 31, 2010, 2011 and 2012 are reflected in the All Other Compensation column in the 2012 Summary Compensation Table below.

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)		Total ($)
Henry R. Kravis	2012	300,000	—	—	34,729,805	(4)	35,029,805
Co-Chief Executive Officer	2011	300,000	—	—	29,691,935		29,991,935
	2010	300,000	—	—	19,830,797		20,130,797
George R. Roberts	2012	300,000	—	—	34,702,508	(5)	35,002,508
Co-Chief Executive Officer	2011	300,000	—	—	29,638,250		29,938,250
	2010	300,000	—	—	19,790,117		20,090,117
Todd A. Fisher	2012	300,000	3,935,000	1,571,636	9,426,472	(6)	15,233,108
Chief Administrative Officer	2011	300,000	4,704,000	1,302,872	6,387,844		12,694,716
	2010	300,000	4,750,000	—	5,155,898		10,205,898
William J. Janetschek	2012	300,000	1,865,000	485,274	1,952,750	(7)	4,603,024
Chief Financial Officer	2011	300,000	2,206,500	348,831	1,277,325		4,132,656
	2010	300,000	1,885,000	—	1,077,500		3,262,500
David J. Sorkin	2012	300,000	1,865,000	506,269	259,066	(7)	2,930,335
General Counsel	2011	300,000	2,276,500	382,463	189,950		3,148,913
	2010	300,000	2,045,000	—	617,427		2,962,427

(1)
Represents distributions received by KKR Holdings with respect to unvested KKR Holdings units that have been distributed to the named executive officer. The discretionary bonus payments in 2010, 2011 and 2012 were made by KKR Holdings and accordingly were not economically borne by us.

(2)
Stock awards reflected in the table above for each year presented represents grants made in the current reporting period relating to the equity portion of the prior year bonus compensation. For the fiscal years ended December 31, 2011 and 2012, amounts reflect the grant date fair value of KKR Holdings units and restricted equity units, respectively. Fair value of the KKR Holdings units and restricted equity units granted to our named executive officers is calculated in accordance with ASC Topic 718. See Note 10 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

(3)
Carried interest is presented on the basis of cash received by our named executive officers. We believe that presenting actual cash received by our named executive officers is a more representative disclosure of their compensation than presenting accrued carried interest, because carried interest is paid only if and when there are profitable realization events relating to the underlying investments. Carried interest also includes amounts retained and allocated for distribution to the respective named executive officer, but not yet distributed to the named executive officer, which could be used to fund potential future clawback obligations if any were to arise.

(4)
Consists of $34,350,724 in cash payments of carried interest from the carry pool during 2012; $40,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of First Data Corporation, a KKR portfolio company, during 2012; $23,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of China International Capital Corporation Limited, a KKR portfolio company, during 2012; $159,236 related to Mr. Kravis's use of a car and driver during 2012; and $156,845 related to certain personnel who administer personal matters for Mr. Kravis during 2012. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. Because we do not separately track personnel expenses based on whether they are incurred for business or for personal reasons, 100% of the preceding costs have been reported for Mr. Kravis.

(5)
Consists of $34,350,724 in cash payments of carried interest from the carry pool during 2012; $231,765 related to Mr. Roberts's use of a car and driver during 2012; and $120,019 related to certain personnel who administer personal matters for Mr. Roberts during 2012. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. Because we do not separately track personnel expenses based on whether they are incurred for business or personal reasons, 100% of the preceding costs have been reported for Mr. Roberts.

(6)
Consists of $9,204,343 in cash payments of carried interest from the carry pool during 2012; $77,520 in fees for Mr. Fisher's service as a KKR-designated director on the board of directors of Maxeda, a KKR portfolio company, during 2012; $15,947 in fees for Mr. Fisher's service as a KKR-designated director on the board of directors of Northgate Information Solutions, a KKR portfolio company, during 2012; and $128,662 in fees and aggregate grant date fair value of unrestricted shares awarded to Mr. Fisher for his service as a KKR-designated director on the board of directors of Rockwood Holdings, Inc. a former KKR portfolio company, during 2012.

(7)
Consists only of cash payments of carried interest from the carry pool during 2012.

Grants of Plan-Based Awards in 2012

        The following table provides supplemental information relating to grants of equity awards provided in our Summary Compensation Table.

Name	Approval Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Henry R. Kravis	—	—	—	—	—
George R. Roberts	—	—	—	—	—
Todd A. Fisher	2/22/12	170,152	—	—	1,571,636
William J. Janetschek	2/22/12	52,538	—	—	485,274
David J. Sorkin	2/22/12	54,811	—	—	506,269

(1)
Stock awards reflected in the table above represent grants made in the current reporting period relating to the equity portion of the prior year bonus compensation. The amounts reflected in this column represent restricted equity units. Each grant of restricted equity units is subject to a three-year service-based vesting condition (with the first vesting event occurring on April 1, 2013). The vesting terms of these grants are described under the caption "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Equity Units" below.

(2)
Amount represents the grant date fair value of the restricted equity units granted to our named executive officers as calculated in accordance with ASC Topic 718. See Note 10 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Terms of KKR Holdings Units

        The units that our named executive officers and other principals hold in KKR Holdings are subject to transfer restrictions and, except for interests held by our Co-Chief Executive Officers and certain interests that were vested when granted in connection with the consummation of the KPE Transaction in October 2009, subject to multi-year service-based vesting requirements. Due to their unique status as co-founders of our firm, our Co-Chief Executive Officers are completely vested in their ownership of KKR Holdings units.

        In general, unvested KKR Holdings units initially vest in equal installments over a multi-year period (which can range from three to five years) from the grant date, subject to the recipient's continued employment with us. Following this initial vesting (or the grant date if interests were vested upon grant), interests remain contingently vested while they are subject to certain transfer restrictions.

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

        Because KKR Holdings is a partnership, all of the KKR Holdings units have been legally allocated, but the allocation of certain of these units had not been communicated to each respective principal as of December 31, 2012. The units whose allocation has not been communicated are subject to performance-based vesting conditions, which include, (i) whether the principal is in good standing and has adhered to our policies and rules, (ii) performance of assigned tasks and duties in an effective, efficient and diligent manner, (iii) contribution and commitment to the growth, development and profitability of KKR and our business, (iv) contribution and commitment to our management and general administration; (v) contribution and commitment to the culture, business principles, reputation and morale of KKR as a whole and the team or teams to which the principal has been assigned, and (vi) contribution and commitment to our recruiting, business development, public image and marketing efforts and the professional development of our personnel. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. We applied the guidance of ASC Topic 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, we considered (1) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (2) the significant judgment that can be exercised by the managing members in determining whether the vesting conditions are ultimately achieved, and (3) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.

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

        The terms of the KKR Holdings units described above are distinct from equity awards issuable under our Equity Incentive Plan, which are described below.

Terms of Restricted Equity Units

        Restricted equity units are equity awards issuable under our Equity Incentive Plan, which after vesting, may be settled for our common units on a one-for-one basis.

        In general, restricted equity units are subject to a service-based vesting condition and vest in equal installments over a multi-year period (typically three years) from a specified date, subject to the recipient's continued employment with us. Following this service-based vesting, certain restricted equity unit grant agreements may also subject the common units delivered upon settlement of such restricted equity units to transfer restrictions and minimum retained ownership requirements.

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

        While employed by our firm, our principals, including our named executive officers, may also be subject to a minimum retained ownership requirement under the restricted equity unit grant agreement, which would obligate them to continuously hold common unit equivalents of 15% of their cumulatively vested restricted equity units, unless waived. From time to time, the transfer restrictions and minimum retained ownership requirements applicable to restricted equity units of certain principles, including our named executive officers, may be transferred to such principals' KKR Holdings units so that the total units of equity subject to transfer restrictions and minimum retained ownership requirements are expected to be the same, unless waived.

        For additional information about equity awards granted under our Equity Incentive Plan, please also see "KKR & Co. L.P. Equity Incentive Plan" below.

Terms of Confidentiality and Restrictive Covenant Agreements

        The confidentiality and restrictive covenant agreements with each of our named executive officers include prohibitions on them competing with us or soliciting certain fund investors or senior-level employees of our firm and specified subsidiaries and affiliates during a restricted period following their departure from the firm. These agreements also require personnel to protect and use the firm's confidential information only in accordance with confidentiality restrictions set forth in the agreement.

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

        Our named executive officers other than our Co-Chief Executive Officers have entered into these confidentiality and restrictive covenant agreements with us through their restricted equity unit grant agreements and separately also with KKR Holdings, which is entitled to waive, modify or amend them at any time without our consent. However, because our Co-Chief Executive Officers have not received any restricted equity units, their confidentiality and restrictive covenant agreements are solely with KKR Holdings. Because KKR Holdings is the party to these agreements and not us, we may not be able to enforce them, and these agreements might be waived, modified or amended at any time without our consent.

Outstanding Equity Awards at 2012 Fiscal Year-End

        The following table sets forth information concerning unvested KKR Holdings units and restricted equity units for each of the named executive officers as of December 31, 2012.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Henry R. Kravis	—		—
George R. Roberts	—		—
Todd A. Fisher	2,001,868	(3)	$30,488,450
William J. Janetschek	1,162,280	(4)	$17,701,524
David J. Sorkin	1,112,348	(5)	$16,941,060

(1)
The amounts reflected in this column represent both KKR Holdings units and restricted equity units.

(2)
These amounts are based on the closing market price of our common units on the last trading day of the year ended December 31, 2012, of $15.23 per common unit.

(3)
1,750,422 KKR Holdings units were initially granted on October 1, 2009 but remain unvested of which 875,211 KKR Holdings units have and will vest on October 1 of each year until October 1, 2014. 81,294 KKR Holdings units were issued on February 16, 2011, but remain unvested, of which 27,098 KKR Holdings units have and will vest on April 1 of each year until April 1, 2015. 170,152 restricted equity units were granted on February 22, 2012, but remain unvested, of which 56,717 KKR Holdings units will vest on April 1 of each year until April 1, 2015.

(4)
1,087,976 KKR Holdings units were initially granted on October 1, 2009 but remain unvested, of which 543,988 KKR Holdings units have and will vest on October 1 of each year until October 1, 2014. 21,766 KKR Holdings units were issued on February 16, 2011, but remain unvested, of which 7,255 KKR Holdings units have and will vest on April 1 of each year until April 1, 2015. 52,538 restricted equity units were granted on February 22, 2012, but remain unvested, of which 17,513 KKR Holdings units will vest on April 1 of each year until April 1, 2015.

(5)
1,033,672 KKR Holdings units were initially granted on October 1, 2009 but remain unvested, of which 516,836 KKR Holdings units have and will vest on October 1 of each year until October 1, 2014. 23,865 KKR Holdings units were issued on February 16, 2011, but remain unvested, of which 7,955 KKR Holdings units will vest on April 1 of each year until April 1, 2015. 54,811 restricted equity units were granted on February 22, 2012, but remain unvested, of which 18,270 KKR Holdings units will vest on April 1 of each year until April 1, 2015.

Option Exercises and Stock Vested in 2012

        The following table sets forth information concerning the vesting of KKR Holdings units and restricted equity units held by each of our named executive officers during the year ended December 31, 2012.

Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Henry R. Kravis	—	—
George R. Roberts	—	—
Todd A. Fisher	902,309	$13,491,145
William J. Janetschek	551,243	$8,241,518
David J. Sorkin	539,879	$8,072,573

(1)
The amounts reflected in this column represent KKR Holdings units and common units delivered, if any. The KKR Holdings units and common units, if any, delivered upon vesting are subject to one- and two-year transfer restrictions.

(2)
These amounts are based on the closing market price of our common units on each respective vesting date.

Pension Benefits for 2012

        We provided no pension benefits during the year ended December 31, 2012.

Nonqualified Deferred Compensation for 2012

        We provided no defined contribution plan for the deferral of compensation on a basis that is not tax-qualified during the year ended December 31, 2012.

Potential Payments Upon Termination or Change in Control

        Upon termination of employment, vesting generally ceases for KKR Holdings units and restricted equity units that have not initially vested. In addition, transfer restricted vested KKR Holdings units and, if applicable, transfer restricted equity units (which term includes the transfer restricted common units that may be delivered upon settlement of such restricted equity units) remain subject to transfer restrictions for one- and two-year periods, except as described below.

        A principal who retires after the later of December 31, 2012 and the first date on which his or her age plus years of service to KKR equals 80 will continue to vest in his or her unvested KKR Holdings units and restricted equity units for an additional two years following retirement, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such KKR Holdings unit or, if applicable, restricted equity unit remains transfer restricted over one- and two-year periods. None of our named executive officers retired in the year ended December 31, 2012.

        Upon death or permanent disability, a holder of KKR Holdings units or restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, and the transfer restrictions, if any, immediately lapse. The values of unvested KKR Holdings units and restricted equity units held by the named executive officers as of December 31, 2012 are set forth above in the Outstanding Equity Awards at 2012 Fiscal Year-End Table.

        In addition, upon a change in control of KKR, a holder of KKR Holdings units and restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, and the transfer restrictions, if any, immediately lapse. As noted above, the values of unvested KKR Holdings units and restricted equity units held by the named executive officers as of December 31, 2012 are set forth above in the Outstanding Equity Awards at 2012 Fiscal Year-End Table.

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

Director Compensation

        We limit compensation for service on our Managing Partner's board of directors to the independent directors. Each independent director receives (1) an annual cash retainer of $75,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and (4) an additional annual cash retainer of $15,000 if such independent director serves as the chairman of the audit committee. Cash retainers are pro rated if, during the calendar year, a director joins the board of directors of our Managing Partner or a director joins or resigns from a committee. In addition, on July 25, 2012, 10,000 restricted equity units were approved for grant to each independent director pursuant to our Equity Incentive Plan.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Joseph A. Grundfest	115,000	139,800	254,800
John B. Hess	75,000	139,800	214,800
Dieter Rampl	75,000	139,800	214,800
Patricia F. Russo	75,000	139,800	214,800
Thomas M. Schoewe	100,000	139,800	239,800
Robert W. Scully	115,000	139,800	254,800

(1)
Represents the aggregate grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2012 as calculated in accordance with ASC Topic 718. See Note 10 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

        The following table details grants of restricted equity units to each of our independent directors of our Managing Partner in the year ended December 31, 2012. The table includes the grant date and grant date fair value of 2012 restricted equity units and the aggregate number of restricted equity units as of December 31, 2012 owned by each independent director who served as a director during the year ended December 31, 2012:

Name	Grant Date(1)	Stock Awards (#)	Grant Date Fair Value ($)(2)	Total Number of Unvested Restricted Equity Awards on December 31, 2012 (#)
Joseph A. Grundfest	7/25/2012	10,000	139,800	10,000
John B. Hess	7/25/2012	10,000	139,800	10,000
Dieter Rampl	7/25/2012	10,000	139,800	10,000
Patricia F. Russo	7/25/2012	10,000	139,800	10,000
Thomas M. Schoewe	7/25/2012	10,000	139,800	10,000
Robert W. Scully	7/25/2012	10,000	139,800	10,000

(1)
The restricted equity awards approved for grant on July 25, 2012 vest on October 1, 2013.

(2)
This column represents the grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2012 as calculated in accordance with ASC Topic 718. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

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

Other Equity-Based Awards

        The Administrator, in its sole discretion, may grant or sell common units, restricted common units, deferred restricted common units, phantom restricted common units, and any other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, the common units, including restricted equity units that may be granted from time to time, to our principals, including our named executive officers. Any of these other equity-based awards may be in such form, and dependent on such conditions, as the Administrator determines, including without limitation the right to receive, or vest with respect to, one or more common units (or the equivalent cash value of such units) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. The Administrator may, in its discretion, determine whether other equity-based awards will be payable in cash, common units or other assets or a combination of cash, common units and other assets.

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

        The numbers of common units and KKR Group Partnership Units outstanding and the percentage of beneficial ownership are based on 260,937,002 common units issued and outstanding and 424,979,965 KKR Group Partnership Units that are exchangeable for our common units as of February 21, 2013. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 21, 2013. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

			KKR Group Partnership Units and Special Voting Units Beneficially Owned††
	Common Units Beneficially Owned†
					Percentage of Combined Beneficial Ownership†††
Name(1)	Number	Percent	Number	Percent
KKR Holdings(2)(6)	25,213	*	424,979,965	100.0%	62.0%
Lexington Partners VI Holdings, LP(3)	19,507,310	7.5%	—	—	7.5
FMR LLC(4)	15,537,921	6.0%	—	—	6.0
Waddell & Reed Financial, Inc.(5)	15,115,980	5.8%	—	—	5.8
Henry R. Kravis(2)(6)(7)(9)	6,192,379	2.4	424,979,965	100.0	62.9
George R. Roberts(2)(6)(7)(9)	4,692,379	1.8	424,979,965	100.0	62.6
Joseph A. Grundfest	20,000	*	—	—	*
John B. Hess	93,600	*	—	—	*
Dieter Rampl	20,000	*	—	—	*
Patricia F. Russo	13,000	*	—	—	*
Robert W. Scully	97,400	*	—	—	*
Thomas M. Schoewe	20,600	*	—	—	*
Todd A. Fisher	56,717	*	7,553,417	1.8	2.8
William J. Janetschek(8)	51,262	*	2,648,340	*	1.0
David J. Sorkin(8)(9)	52,020	*	2,292,634	*	*
Directors and executive officers as a group (11 persons)	6,583,228	2.5%	424,979,965	100.0%	62.9%

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

(1)
The address of each director and executive officer is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(2)
KKR Holdings owns, beneficially or of record, an aggregate of 25,213 common units and 424,979,965 exchangeable KKR Group Partnership Units (or 100% of the total number of exchangeable KKR Group Partnership Units). Our principals hold interests in KKR Holdings that will entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units and common units held by KKR Holdings and voting control over all special voting units held by KKR Holdings. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units, special voting units and common units held by KKR Holdings. Mr. Kravis disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 83,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 86,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. The address of KKR Holdings is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(3)
Based on a Schedule 13G filed with the Securities and Exchange Commission on March 21, 2012 by Lexington Partners VI Holdings, LP, Lexington Partners VI Holdings, LLC, Lexington Capital Partners VI-B, L.P., Lexington Associates VI, LP, Lexington Partners GP Holdings II LLC., Lexington Advisors Inc. and Brent R. Nicklas (together, the "Lexington Entities"), each of the Lexington Entities may be deemed to be the beneficial owner of the 19,507,310 Common Units held by Lexington Partners VI Holdings, LP. The address of these beneficial owners is 600 Madison Avenue, New York, New York 10016. Affiliates of the Lexington Entities have invested or committed to invest approximately $830 million in a variety of our investment funds and vehicles, as of December 31, 2012.

(4)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2013, FMR LLC may be deemed to be the beneficial owner of the 15,537,921 common units of which it has sole power to vote 91,355 common units and power to dispose of 15,537,921 common units. The Schedule 13G includes shares beneficially owned by Edward C. Johnson, 3d and family members, and Fidelity Management & Research Company (together with FMR LLC and Edward C. Johnson, 3d, "Fidelity"), a wholly owned subsidiary of FMR LLC, in its capacity as investment adviser to various registered investment companies, or Fidelity funds. Mr. Johnson is Chairman of

  FMR LLC. The Schedule 13G states that Mr. Johnson and various family members, through their ownership of FMR LLC voting common stock and the execution of a stockholders' voting agreement, may be deemed a controlling group with respect to FMR LLC. The Schedule 13G also states that neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the Fidelity funds' boards of trustees pursuant to established guidelines. Additionally, Pyramis Global Advisors Trust Company, or PGATC, an indirect wholly-owned subsidiary of FMR LLC, is the beneficial owner of 86,362 shares of Common Units. Edward C. Johnson 3d and FMR LLC, through its control of PGATC, each has sole dispositive power and sole power to vote or to direct the voting of such common units. The address of these beneficial owners is 82 Devonshire Street, Boston, Massachusetts 02109. FIL Limited ("FIL"), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, is the beneficial owner of 893 common units. Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, generally own shares of FIL voting stock representing more than 25% and less than 50% of the total votes which may be cast by all holders of FIL voting stock. FMR LLC and FIL are separate and independent corporate entities, and their boards of directors are generally composed of different individuals. Certain affiliates of Fidelity provide services to us in connection with the investment management, record keeping and administration of our Equity Incentive Plan and our retirement savings plans for which they received customary fees and expenses not in excess of $1.5 million, although certain of these fees are paid by participants in the respective plans. Affiliates of Fidelity have invested or committed to invest approximately $47 million as of December 31, 2012, in an investment vehicle of ours. Fidelity and its affiliates have in the past and may in the future participate in offerings, syndications or similar transactions with our capital markets business, including in certain cases where equity of KKR portfolio companies are offered to Fidelity's retail and institutional brokerage customers, on the same terms and conditions provided to other participants in such transactions. Affiliates of Fidelity may also sell common units owned by our employees, including our executive officers and directors, in ordinary brokerage transactions from time to time.

(5)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2013 by Waddell & Reed Financial, Inc. ("WDR"), Waddell & Reed Financial Services, Inc. ("WRFSI"), Waddell & Reed, Inc. ("WRI"), Waddell & Reed Investment Management Company ("WRIMCO") and Ivy Investment Management Company ("IICO" and together with the other Waddell entities, the "Waddell Entities"), these common units are beneficially owned by one or more open-end investment companies or other managed accounts which are advised or sub-advised by IICO, an investment advisory subsidiary of WDR or WRIMCO, an investment advisory subsidiary of WRI. WRI is a broker-dealer and underwriting subsidiary of WRFSI, a parent holding company. In turn, WRFSI is a subsidiary of WDR, a publicly traded company. The investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. As of December 31, 2012, WDR indirectly has sole voting and dispositive power over 15,115,980 common units; WRFSI indirectly has sole voting and dispositive power over 2,138,590 of the common units; WRI indirectly has sole voting and dispositive power over 2,138,590 of the common units; WRIMCO directly has sole voting and dispositive power over 2,138,590 of the common units and IICO directly has sole voting and dispositive power over 12,977,390 of the common units. The address of these beneficial owners is 6300 Lamar Avenue, Overland Park, Kansas 66202. The Waddell Entities and their affiliates have in the past and may in the future participate in offerings, syndications or similar transactions with our capital markets business on the same terms and conditions provided to other participants in such transactions.

(6)
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

(7)
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

(8)
Includes for each of Messrs. Janetschek and Sorkin 33,750 common units over which they exercise shared voting and dispositive power.

(9)
Not included in this table are common units held by a KKR-related holding vehicle, which have been reported by Messrs. Kravis, Roberts and Sorkin pursuant to Section 16 of the Exchange Act with respect to 208,634, 275,583 and 5,000 common units, respectively.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plan as of December 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))(b)
Equity Compensation Plans Approved by Security Holders	18,863,517	—	82,435,688
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	18,863,517	—	82,435,688

(a)
Reflects the aggregate number of restricted equity units granted under our Equity Incentive Plan and outstanding as of December 31, 2012.

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

The Investment Agreement

        On August 4, 2009, we entered into an investment agreement by and among us, certain of our affiliates, KPE and certain of its affiliates, as a condition to the KPE Transaction.

U.S. Listing

        The investment agreement provided that we and KPE each had the right to require that the other use its reasonable best efforts to cause KPE to contribute its units representing limited partner interests in Group Holdings to us in exchange for an equivalent number of our common units and, in connection therewith, our common units received by KPE to be listed and traded on the NYSE by delivering an election notice to the other party. On February 24, 2010, we delivered an election notice to KPE pursuant to the investment agreement, and we commenced trading on the NYSE on July 15, 2010 under the symbol "KKR".

Indemnification and Insurance

        The investment agreement provides that, for a period of six years after the closing of the NYSE listing on July 15, 2010, the KKR Group Partnerships will indemnify each present and former director and officer of the general partner of KPE and certain other persons serving in a similar role against all losses, liabilities, damages, judgments and fines incurred in connection with any suit, claim, action, proceeding, arbitration or investigation arising out of or related to actions taken by them in their capacity as directors or officers of the general partner of KPE or taken by them at the request of KPE or the general partner of KPE. In addition, the investment agreement also provides that the KKR Group Partnerships will indemnify us, KPE, each present and former director and officer of the general partner of KPE and certain other persons serving a similar role against all losses, liabilities, damages, judgments and fines to which any of them may become subject under the Securities Act, the Exchange Act, or other applicable law, statute, rule or regulation insofar as such losses, liabilities, damages, judgments and fines arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in the registration statement relating to our common units to be issued to, and distributed by KPE or any other document issued by us, KPE or any of their respective affiliates in connection with, or otherwise relating to, our NYSE listing, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

        Pursuant to the investment agreement, we obtained directors' and officers' liability insurance for the benefit of the directors and officers (and former directors and officers) of the general partner of KPE which (i) is effective for a period from the date of the dissolution of KPE through and including the date that is six years after such date, (ii) covers claims arising out of or relating to any action, statement or omission of such directors and officers whether on or before the date of such dissolution (including the transactions contemplated by the investment agreement and the decision making process by the directors of the general partner of KPE in connection therewith) to the same extent as the directors and officers of our Managing Partner acting in their capacities as the directors and officers of the general partner of KPE are insured with respect thereto, and (iii) contains a coverage limit of $100 million.

Exchange Agreement

        We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our principals, including Messrs. Kravis, Roberts, Fisher, Janetschek and Sorkin, hold their KKR Group Partnership Units, pursuant to which KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. At the election of certain of our intermediate holding companies that are partners of the KKR Group Partnerships, the intermediate holding companies may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the common units that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for our common units, our interests in the KKR Group Partnerships will be correspondingly increased. Any common units received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions. During the year ended December 31, 2012, 23,660,959 KKR Group Partnership Units were exchanged for our common units pursuant to this agreement.

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

        As contemplated by the exchange agreement, a coordinated selling program has been established relating to sales of common units received pursuant to the exchanges by holders of KKR Holdings units. Pursuant to the program, sales generally take place quarterly, and management is permitted to establish an overall limit on such sales based upon the trading volume of our common units or any other factor that may be considered relevant.

Registration Rights Agreement

        In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common units (and other securities convertible into or exchangeable or exercisable for our common units) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register the sale of their common units and also have the right to require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and a post-effective amendment was declared effective on September 21, 2011. As of December 31, 2012, 432,553,276 common units remain unissued under that registration statement.

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

        We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp. For the year ended December 31, 2012 such payments made to our principals, none of whom included a member of the board of directors of our Managing Partner or our named executive officers, were approximately $2.7 million.

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

Firm Use of Private Aircraft

        Certain of our senior principals, including Messrs. Kravis and Roberts, own aircraft that we use for business purposes in the ordinary course of our operations. These senior principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. We paid $4.6 million for the use of these aircraft during the year ended December 31, 2012, of which $3.2 million was paid to entities collectively controlled by Messrs. Kravis and Roberts.

Side-By-Side and Other Investments

        Because fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our investment fund documents generally require the general partners of our investment funds to make minimum capital commitments to the funds. The amount of these commitments, which are negotiated by fund investors, generally range from

2% to 4% of a fund's total capital commitments at final closing. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and if applicable, acquires a capital interest in the investment that is not subject to a carried interest. Historically, these capital contributions have been funded with cash from operations that otherwise would be distributed to our principals and by our principals.

        In connection with the KPE Transaction, we did not acquire capital interests in investments that were funded by our principals or others involved in our business prior to October 1, 2009. Rather, those capital interests were allocated to our principals or others involved in our business and are reflected in our financial statements as noncontrolling interests in consolidated entities to the extent that we hold the general partner interest in the fund. Any capital contributions that our private equity fund general partners are required to make to a fund will be funded by us and we will be entitled to receive our allocable share of the returns thereon.

        In addition, our principals and certain other qualifying employees are permitted to invest and have invested their own capital in side-by-side investments with our funds. Side-by-side investments are investments made on the same terms and conditions as those available to the applicable fund, except that these side-by-side investments are not subject to management fees or a carried interest. The cash invested by our executive officers and their investment vehicles aggregated to $27.2 million for the year ended December 31, 2012, of which $8.8 million, $16.4 million, $1.0 million and $1.0 million was invested by Messrs. Kravis, Roberts, Fisher and Janetschek, respectively. Mr. Sorkin had invested a de minimis amount in such investments for the year ended December 31, 2012. These investments are not included in the accompanying consolidated financial statements.

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

Guarantee of Contingent Obligations to Fund Partners; Indemnification

        The partnership documents governing our carry paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return or contribute amounts to the fund for distribution to its investors at the end of the life of the fund. Under a "clawback" obligation, upon the liquidation of a fund, the general partner is required to return, typically, on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance hurdles. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the KPE Transaction, as of December 31, 2012, no carried interest was subject to this clawback obligation, assuming that all applicable private equity funds were liquidated at their December 31, 2012 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,095.4 million.

        Certain private equity funds that were contributed to us in the KPE Transaction also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the limited partners in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of the investment losses would be allocable to us relative to capital that we contributed to it as the general partner. Based on the fair market values as of December 31, 2012, there would have been no net loss sharing obligation. If the net loss sharing vehicles were liquidated at zero value, the contingent repayment obligation in connection with the net loss sharing provision as of December 31, 2012 would have been approximately $616.7 million.

        Prior to the KPE Transaction, certain KKR principals who received carried interest distributions with respect to the certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund limited partners pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that our principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to our principals who participate in the carry pool . Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to, clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Facilities

        Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior principals who are not executive officers of the Company, are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $6.8 million for the year ended December 31, 2012.

Confidentiality and Restrictive Covenant Agreements

        Our principals have entered into confidentiality and restrictive covenant agreements that include prohibitions on our principals competing with us or soliciting certain fund investors or senior-level employees of our firm and specified subsidiaries and affiliates during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012—Terms of Confidentiality and Restrictive Covenant Agreements."

Transactions with other Related Persons

        We have and may in the future continue to enter into ordinary course transactions with unaffiliated entities known to us to beneficially own more than 5% of any class of the outstanding voting securities of our partnership. These transactions may include investments by them in our funds generally on the same terms and conditions offered to other unaffiliated fund investors and participation in our capital markets transactions, including underwritings and syndications, generally on the same terms and conditions offered to other unaffiliated capital markets participants. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Statement of Policy Regarding Transactions with Related Persons

        The board of directors of our Managing Partner adopted a written statement of policy for our partnership regarding transactions with related persons, which we refer to as our related person policy. Our related person policy requires that a "related person" (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel or other designated person any "related person transaction" (defined as any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, including, without limitation, any loan, guarantee of indebtedness, transfer or lease of real estate, or use of company property) that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Those individuals will then communicate that information to the board of directors of our Managing Partner. No related person transaction will be consummated without the approval or ratification of a committee of the board consisting exclusively of disinterested directors; provided, however, the conflicts committee of our board of directors has pre-approved certain ordinary course transactions with persons known to us to beneficially own more than 5% of our outstanding common units on terms generally not less favorable as obtained from other third parties, including investments in our funds as limited partners and participation in capital markets transactions like underwritings and syndications. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest. All transactions entered into prior to July 14, 2010 were not approved in accordance with this policy as they were entered into prior to the date of adoption of the policy. All side-by-side and other investments described in this section are pre-approved in accordance with the terms of the policy.

Director Independence

        Please see "Item 10. Directors, Executive Officers and Corporate Governance—Independence and Composition of Board of Directors" for information on director independence.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2012 and 2011.

	For the Year Ended December 31, 2012
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$10,848	(a)	$—
Audit-Related Fees	$3,546	(b)	$5,673	(d)
Tax Fees	$13,192	(c)	$6,687	(d)

	For the Year Ended December 31, 2011
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$12,441	(a)	$—
Audit-Related Fees	$2,012	(b)	$17,943	(d)
Tax Fees	$11,482	(c)	$12,703	(d)

(a)
Audit Fees consisted of estimated fees for each audit year for (1) the audits of our consolidated financial statements in our annual report on Form 10-K and services related to, or required by, statute or regulation; (2) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q; and (3) comfort letters, consents and other services related to SEC and other regulatory filings. Estimate to actual adjustments for settlements of audit fees are reflected in the year audit fees are settled.

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

        Our audit committee charter, which is available on our website at www.kkr.com under "Investor Center—KKR & Co. L.P.—Corporate Governance—Audit Charter", requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related and Tax categories above were approved by the audit committee.

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

3.
Exhibits:

2.1	Amended and Restated Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).

2.2	Amended and Restated Investment Agreement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).

3.1	Certificate of Limited Partnership of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on March 12, 2010 (the "Registration Statement").

3.2	Amended and Restated Limited Partnership Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

3.3	Certificate of Formation of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement).

3.4	Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 5, 2011).

4.1	Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.2	First Supplemental Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.3	Form of 6.375% Senior Note due 2020 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.4	Registration Rights Agreement of KKR & Co. L.P., dated as of October 1, 2012, by and among KKR & Co. L.P., AUSA Holding Company and the other persons listed on the signature page thereto (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on November 2, 2012).

4.5		Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).

4.6		First Supplemental Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).

4.7		Form of 5.500% Senior Note due 2043 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on January February 1, 2013).

10.1		Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Registration Statement).

10.2		Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.3		Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the person from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.4	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement filed on June 3, 2010).

10.5		Tax Receivable Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement).

10.6		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).

10.7		Amended and Restated Credit Agreement, dated as of February 22, 2011, among Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., the other Borrowers from time to time party thereto, the Lenders from time to time party thereto, HSBC Securities (USA) Inc., as Arranger, and HSBC Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.7 to the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.7.1		Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of June 3, 2011, among Kohlberg Kravis Roberts & Co. L.P. and HSBC Bank plc, as Lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 5, 2011).

10.8		Loan Party Guaranty, dated as of February 22, 2011, made by KKR Associates Millennium L.P., KKR Associates Millennium (Overseas), Limited Partnership, KKR Associates Europe, Limited Partnership, KKR Associates Europe II, Limited Partnership, KKR Associates 2006 L.P., KKR Associates 2006 (Overseas), Limited Partnership, KKR Associates Asia L.P., KKR Associates Europe III, Limited Partnership, KKR Associates E2 L.P., KKR Associates China Growth L.P., KKR & Co. L.P. and KKR Group Finance Co. LLC in favor of HSBC Bank plc, as administrative agent under the Corporate Credit Agreement (incorporated by reference to Exhibit 10.8 to the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.9	*	Form of Confidentiality and Restrictive Covenant Agreement (Senior Principals) (incorporated by reference to Exhibit 10.9 of the Registration Statement).

10.10	*	Form of Confidentiality and Restrictive Covenant Agreement (Founders) (incorporated by reference to Exhibit 10.10 of the Registration Statement).

10.11	*	Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.12	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.13	*	Form of Grant Certificate (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 5, 2011).

10.14	*	Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors) (incorporated by reference to Exhibit 10.1 of the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 3, 2012).

10.15	*	Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 27, 2012).

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. L.P.

31.1		Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Section 13(r) Disclosure

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to the Consolidated Financial Statements.**

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

Date: February 22, 2013

KKR & Co. L.P.
By: KKR Management LLC, its general partner
/s/ WILLIAM J. JANETSCHEK
Name:	William J. Janetschek
Title:	Chief Financial Officer

        Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated below.

Signature	Title	Date

/s/ HENRY R. KRAVIS Henry R. Kravis	Co-Chairman and Co-Chief Executive Officer (principal executive officer) of KKR Management LLC	February 22, 2013
/s/ GEORGE R. ROBERTS George R. Roberts	Co-Chairman and Co-Chief Executive Officer (principal executive officer) of KKR Management LLC	February 22, 2013
/s/ JOSEPH A. GRUNDFEST Joseph A. Grundfest	Director of KKR Management LLC	February 22, 2013
/s/ JOHN B. HESS John. B. Hess	Director of KKR Management LLC	February 22, 2013
/s/ DIETER RAMPL Dieter Rampl	Director of KKR Management LLC	February 22, 2013
/s/ PATRICIA F. RUSSO Patricia F. Russo	Director of KKR Management LLC	February 22, 2013

Signature	Title	Date

/s/ THOMAS M. SCHOEWE Thomas M. Schoewe	Director of KKR Management LLC	February 22, 2013
/s/ ROBERT W. SCULLY Robert W. Scully	Director of KKR Management LLC	February 21, 2013
/s/ WILLIAM J. JANETSCHEK William J. Janetschek	Chief Financial Officer (principal financial and accounting officer) of KKR Management LLC	February 22, 2013

EXHIBIT INDEX

Exhibit Index
2.1	Amended and Restated Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).
2.2
Amended and Restated Investment Agreement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).
3.1
Certificate of Limited Partnership of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on March 12, 2010 (the "Registration Statement").
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
4.4
Registration Rights Agreement of KKR & Co. L.P., dated as of October 1, 2012, by and among KKR & Co. L.P., AUSA Holding Company and the other persons listed on the signature page thereto (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on November 2, 2012).
4.5
Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).
4.6
First Supplemental Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).
4.7	Form of 5.500% Senior Note due 2043 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).

Exhibit Index
10.1		Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Registration Statement).
10.2		Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. (incorporated by reference to Exhibit 10.2 of the Registration Statement).
10.3
Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the person from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.4	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement filed on June 3, 2010).
10.5		Tax Receivable Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement).
10.6		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).
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
10.12	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).
10.13	*	Form of Grant Certificate (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 5, 2011).

Exhibit Index
10.14	*	Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors) (incorporated by reference to Exhibit 10.1 of the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 3, 2012).
10.15	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on February 27, 2012)
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
32.1		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Section 13(r) Disclosure
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to the Consolidated Financial Statements.**

*
Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

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