Form 10-Q
period 2013-03-31
KKR & Co. L.P.
filed 2013-05-02
CIK 1404912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 263,943,976 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended March 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled “Risk Factors” in this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Prior to October 1, 2009, KKR’s business was conducted through multiple entities for which there was no single holding entity, but were under common control of senior KKR principals, and in which senior principals and KKR’s other principals and individuals held ownership interests (collectively, the “Predecessor Owners”). On October 1, 2009, we completed the acquisition of all of the assets and liabilities of KKR & Co. (Guernsey) L.P. (f/k/a KKR Private Equity Investors, L.P. or “KPE”) and, in connection with such acquisition, completed a series of transactions pursuant to which the business of KKR was reorganized into a holding company structure. The reorganization involved a contribution of certain equity interests in KKR’s business that were held by KKR’s Predecessor Owners to the KKR Group Partnerships in exchange for equity interests in the KKR Group Partnerships held through KKR Holdings. We refer to the acquisition of the assets and liabilities of KPE and to our subsequent reorganization into a holding company structure as the “KPE Transaction.”

In this report, the term “assets under management,” or “AUM”, represents the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR’s capital raising activities and the overall activity in its investment funds and vehicles. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s fixed income products; (iv) the value of outstanding structured finance vehicles and (v) the fair value of other assets managed by KKR. KKR’s definition of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to any regulatory definitions.

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

In this report, the term “economic net income (loss),” or “ENI”, is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR’s businesses inclusive of investment income and carried interest. ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

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

You should note that our calculations of AUM, FPAUM, FRE, ENI, syndicated capital and other financial measures may differ from the calculations of other investment managers and, as a result, our measurements of AUM, FPAUM, FRE, ENI, syndicated capital and other financial measures may not be comparable to similar measures presented by other investment managers.  For important information regarding these and other financial measures, please see “Management’s Discussion and Analysis of Financial Condition & Results of Operations—Segment Operating and Performance Measures.”

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

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	March 31,	December 31,
	2013	2012

Assets
Cash and Cash Equivalents	$1,500,672	$1,230,464
Cash and Cash Equivalents Held at Consolidated Entities	470,624	587,174
Restricted Cash and Cash Equivalents	25,907	87,627
Investments	41,777,736	40,697,848
Due from Affiliates	149,614	122,185
Other Assets	1,618,238	1,701,055
Total Assets	$45,542,791	$44,426,353

Liabilities and Equity
Debt Obligations	$1,633,597	$1,123,414
Due to Affiliates	79,674	72,830
Accounts Payable, Accrued Expenses and Other Liabilities	2,052,607	1,824,655
Total Liabilities	3,765,878	3,020,899

Commitments and Contingencies

Redeemable Noncontrolling Interests	517,834	462,564

Equity
KKR & Co. L.P. Partners’ Capital (261,781,303 and 253,363,691 common units issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	2,160,679	2,008,965
Accumulated Other Comprehensive Income (Loss)	(4,610)	(4,606)
Total KKR & Co. L.P. Partners’ Capital	2,156,069	2,004,359
Noncontrolling Interests	39,103,010	38,938,531
Total Equity	41,259,079	40,942,890
Total Liabilities and Equity	$45,542,791	$44,426,353

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended March 31,
	2013	2012
Revenues
Fees	$151,240	$116,307

Expenses
Compensation and Benefits	331,121	372,410
Occupancy and Related Charges	14,521	15,197
General, Administrative and Other	93,688	57,651
Total Expenses	439,330	445,258

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,269,817	3,086,865
Dividend Income	39,469	172,939
Interest Income	109,369	76,199
Interest Expense	(23,023)	(18,005)
Total Investment Income (Loss)	2,395,632	3,317,998

Income (Loss) Before Taxes	2,107,542	2,989,047

Income Taxes	9,356	17,072

Net Income (Loss)	2,098,186	2,971,975
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	24,623	5,272
Net Income (Loss) Attributable to Noncontrolling Interests	1,880,124	2,776,267

Net Income (Loss) Attributable to KKR & Co. L.P.	$193,439	$190,436

Distributions Declared per KKR & Co. L.P. Common Unit	$0.27	$0.15

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.75	$0.83
Diluted	$0.69	$0.80
Weighted Average Common Units Outstanding
Basic	257,044,184	229,099,335
Diluted	282,042,521	237,832,106

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in Thousands)

	Three Months Ended March 31,
	2013	2012

Net Income (Loss)	$2,098,186	$2,971,975

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(1,243)	3,627

Comprehensive Income (Loss)	2,096,943	2,975,602

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	24,623	5,272
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,878,754	2,779,138

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$193,566	$191,192

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Equity	Interests
Balance at January 1, 2012	227,150,182	$1,330,887	$(2,189)	$36,080,445	$37,409,143	$275,507
Net Income (Loss)		190,436		2,776,267	2,966,703	5,272
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			756	2,871	3,627
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	4,548,024	46,269	(40)	(46,229)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		587	(8)		579
Equity Based Compensation		16,263		98,078	114,341
Capital Contributions				742,315	742,315	135,110
Capital Distributions		(72,688)		(1,564,336)	(1,637,024)	(180)
Balance at March 31, 2012	231,698,206	1,511,754	(1,481)	38,089,411	39,599,684	415,709

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Equity	Interests
Balance at January 1, 2013	253,363,691	$2,008,965	$(4,606)	$38,938,531	$40,942,890	$462,564
Net Income (Loss)		193,439		1,880,124	2,073,563	24,623
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			127	(1,370)	(1,243)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	7,573,311	91,188	(173)	(91,015)	—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		1,997	42		2,039
Net Delivery of Common Units-Equity Incentive Plan	844,301	15,027			15,027
Equity Based Compensation		27,418		54,232	81,650
Capital Contributions				715,021	715,021	34,668
Capital Distributions		(177,355)		(2,392,513)	(2,569,868)	(4,021)
Balance at March 31, 2013	261,781,303	2,160,679	(4,610)	39,103,010	41,259,079	517,834

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net Income (Loss)	$2,098,186	$2,971,975
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	81,650	114,341
Net Realized (Gains) Losses on Investments	(966,246)	(553,020)
Change in Unrealized (Gains) Losses on Investments	(1,303,571)	(2,533,845)
Other Non-Cash Amounts	(23,963)	(2,324)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	116,746	462,405
Change in Due from / to Affiliates	(28,465)	(9,666)
Change in Other Assets	246,337	(32,954)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	207,586	273,511
Investments Purchased	(3,505,768)	(2,834,649)
Cash Proceeds from Sale of Investments	4,587,626	2,508,720
Net Cash Provided (Used) by Operating Activities	1,510,118	364,494

Investing Activities
Change in Restricted Cash and Cash Equivalents	61,720	(19,940)
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(1,283)	(6,485)
Net Cash Provided (Used) by Investing Activities	60,437	(26,425)

Financing Activities
Distributions to Partners	(177,355)	(72,688)
Distributions to Redeemable Noncontrolling Interests	(4,021)	(180)
Contributions from Redeemable Noncontrolling Interests	34,668	135,110
Distributions to Noncontrolling Interests	(2,392,513)	(1,525,967)
Contributions from Noncontrolling Interests	715,021	742,315
Net Delivery of Common Units	15,027	—
Proceeds from Debt Obligations	568,280	245,206
Repayment of Debt Obligations	(54,494)	(89,174)
Financing Costs Paid	(4,960)	(4,739)
Net Cash Provided (Used) by Financing Activities	(1,300,347)	(570,117)

Net Increase/(Decrease) in Cash and Cash Equivalents	270,208	(232,048)
Cash and Cash Equivalents, Beginning of Period	1,230,464	843,261
Cash and Cash Equivalents, End of Period	$1,500,672	$611,213

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(Amounts in Thousands)

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$23,190	$17,791
Payments for Income Taxes	$20,013	$34,521
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$81,650	$114,341
Non-Cash Distributions to Noncontrolling Interests	$—	$38,369
Foreign Exchange Gains (Losses) on Debt Obligations	$3,687	$640
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$91,015	$46,229
Net Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units Including the Effect of the Tax Receivable Agreement	$2,039	$579

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR’s principals through KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of March 31, 2013, KKR & Co. L.P. held 38.1% of the KKR Group Partnership Units and KKR’s principals held 61.9% of the KKR Group Partnership Units through KKR Holdings. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or KKR’s principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION (Continued)

The following table presents the effect of changes in the ownership interest in the KKR Group Partnerships on KKR & Co. L.P.’s equity:

	Three Months Ended March 31,
	2013	2012

Net income (loss) attributable to KKR & Co. L.P.	$193,439	$190,436
Transfers from noncontrolling interests:
Increase in KKR & Co. L.P. partners’ capital for exchange of 7,573,311 and 4,548,024 KKR Group Partnership units held by KKR Holdings for the three months ended March 31, 2013 and 2012, respectively, inclusive of deferred taxes	93,054	46,808
Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings	$286,493	$237,244

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in KKR’s Annual Report on Form 10-K for the year ended December 31, 2012, which include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements (referred to hereafter as the “financial statements”) include the accounts of KKR’s management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds and certain other entities.

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation

General

KKR consolidates (i) those entities in which it holds a majority voting interest or has majority ownership and control over significant operating, financial and investing decisions of the entity, including the KKR funds and vehicles in which KKR, as general partner, is presumed to have control, or (ii) entities determined to be variable interest entities (“VIEs”) for which KKR is considered the primary beneficiary.

With respect to KKR’s consolidated funds and vehicles, KKR generally has operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As result, a fund should be consolidated unless KKR has a nominal level of equity at risk. To the extent that KKR commits a nominal amount of equity to a given fund and has no obligation to fund any future losses, the equity at risk to KKR is not considered substantive and the fund is typically considered a VIE as described below.  In these cases, the fund investors are generally deemed to be the primary beneficiaries and KKR does not consolidate the fund.  In cases when KKR’s equity at risk is deemed to be substantive, the fund is generally not considered to be a VIE and KKR generally consolidates the fund.

KKR’s funds and vehicles are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds. KKR’s financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and vehicles on a gross basis, and the majority of the economic interests in those funds, which are held by third party fund investors, are attributed to noncontrolling interests in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR’s attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners’ capital.

KKR’s funds and vehicles are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments, including investments in portfolio companies, even if majority-owned and controlled. Rather, the KKR funds and vehicles reflect their investments at fair value as described in the Fair Value Measurements section. All intercompany transactions and balances have been eliminated.

Variable Interest Entities

KKR consolidates all VIEs in which it is considered the primary beneficiary. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest under GAAP. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The consolidation rules which were revised effective January 1, 2010, require an analysis to determine (a) whether an entity in which KKR has a variable interest is a VIE and (b) whether KKR’s involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests unrelated to the holding of equity interests, would give it a controlling financial interest under GAAP. Performance of that analysis requires the exercise of judgment. Where KKR has an interest in an entity that has qualified for the deferral of the consolidation rules, the analysis is based on consolidation rules prior to January 1, 2010. These rules require an analysis to determine (a) whether an entity in which KKR has a variable interest is a VIE and (b) whether KKR’s involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests would be expected to absorb a majority of the variability of the entity. Under both guidelines, KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether KKR is the primary beneficiary, KKR evaluates its economic interests in the entity held either directly by KKR or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that KKR is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by KKR, affiliates of KKR or third parties) or amendments to the governing documents of the respective entities could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, KKR assesses whether it is the primary beneficiary and will consolidate or not consolidate accordingly.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of March 31, 2013 and December 31, 2012, the maximum exposure to loss for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2013	December 31, 2012
Investments	$209,561	$188,408
Due from Affiliates, net	7,914	2,266
Maximum Exposure to Loss	$217,475	$190,674

For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. As of March 31, 2013 and December 31, 2012, KKR did not provide any support other than its obligated amount.

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. Accordingly, disaggregation of KKR’s involvement by type of VIE would not provide more useful information.

Business Combinations

Acquisitions are accounted for using the acquisition method of accounting. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the estimated fair values at the acquisition date. Transaction costs are expensed as incurred.

Intangible Assets

Intangible assets consist primarily of contractual rights to earn future fee income, including management and incentive fees, and are included in Other Assets within the statements of financial condition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and amortization expense is included within General, Administrative and Other in the accompanying condensed consolidated statements of operations. Intangible assets are reviewed for impairment when circumstances indicate an impairment may exist. KKR does not have any indefinite-lived intangible assets.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in connection with an acquisition. Goodwill will be assessed for impairment annually or more frequently if circumstances indicate impairment may have occurred. Goodwill is recorded in Other Assets within the condensed consolidated statements of financial condition.

Redeemable Noncontrolling Interests

Redeemable Noncontrolling Interests represent noncontrolling interests of certain investment vehicles and funds that are subject to periodic redemption by fund investors following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Limited partner interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests within the condensed consolidated statements of financial condition and presented as Net Income (Loss) attributable to Redeemable Noncontrolling Interests within the condensed consolidated statements of operations. When redeemable amounts become legally payable to fund investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the condensed consolidated statements of financial condition. For all consolidated investment vehicles and funds in which redemption rights have not been granted, noncontrolling interests are presented within Equity in the condensed consolidated statements of financial condition as Noncontrolling Interests.

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

(i)                         third party fund investors in KKR’s funds;

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

(iv)                  certain of KKR’s current and former principals representing all of the capital invested by or on behalf of the general partners of KKR’s private equity funds prior to October 1, 2009 and any returns thereon; and

(v)                     a third party in KKR’s capital markets business (representing approximately 2% of the equity in the capital markets business).

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2013	2012
Balance at the beginning of the period	$4,981,864	$4,342,157
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	334,112	404,191
Other comprehensive income (b)	(1,320)	2,670
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. units (c)	(91,015)	(46,229)
Equity based compensation	54,232	98,077
Capital contributions	471	714
Capital distributions	(327,430)	(240,966)

Balance at the end of the period	$4,950,914	$4,560,614

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

Net income (loss) attributable to KKR after allocation to noncontrolling interests held by KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which hold equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the KKR & Co. L.P. 2010 Equity Plan (“Equity Incentive Plan”), equity allocations shown in the condensed consolidated statement of changes in equity differ from their respective pro-rata ownership interests in KKR’s net assets.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$2,098,186	$2,971,975
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	24,623	5,272
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	1,546,012	2,372,076
Plus: Income taxes attributable to KKR Management Holdings Corp.	6,659	13,344
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$534,210	$607,971

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$334,112	$404,191

Investments

Investments consist primarily of private equity, real assets, fixed income, equity method and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, “Investments.”

Private Equity —Consists primarily of investments in companies with operating businesses.

Real Assets —Consists primarily of investments in (i) oil and natural gas properties (“natural resources”), (ii) infrastructure assets, and (iii) residential and commercial real estate assets and businesses (“real estate”).

Fixed Income —Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in collateralized loan obligations.

Equity Method —Consists primarily of investments in unconsolidated investment funds and vehicles that are accounted for using the equity method of accounting. Under the equity method of accounting, KKR’s share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Because the underlying investments of unconsolidated investment funds and vehicles are reported at fair value, the carrying value of KKR’s equity method investments approximates fair value.

Other —Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets or fixed income investments.

Fair Value Measurements

Investments and other financial instruments are measured and carried at fair value. The majority of investments and other financial instruments are held by the consolidated funds and vehicles. KKR’s funds and vehicles are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. KKR has retained the specialized accounting for the consolidated funds and vehicles in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments held by KKR’s funds and vehicles are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations.

For investments and other financial instruments that are not held in a consolidated fund or vehicle, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated funds and vehicles. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodologies applied to investments and other financial instruments that are held in consolidated funds and vehicles.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Goodwill and Intangible Assets is presented in Note 14 “Goodwill and Intangible Assets.” Further information on contingent consideration is presented in Note 13 “Acquisitions.” KKR’s debt obligations, except for KKR’s 2020 and 2043 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value.  Further information on KKR’s 2020 and 2043 Senior Notes are presented in Note 8, “Debt Obligations.” The fair value for KKR’s 2020 and 2043 Senior Notes were derived using Level II inputs similar to those utilized in valuing fixed income investments.

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short.

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

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and fixed income investments for which a sufficiently liquid trading market does not exist.

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Level II Valuation Methodologies

Financial assets and liabilities categorized as Level II consist primarily of securities indexed to publicly-listed securities and fixed income and other investments. Fixed income investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR’s best estimate of fair value. For securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company’s other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 86% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

When determining the illiquidity discount to be applied, KKR takes a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments. KKR then evaluates such private equity investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include (i) whether KKR is unable to sell the portfolio company or conduct an initial public offering of the portfolio company due to the consent rights of a third party or similar factors, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it less likely that a portfolio company would be sold or publicly offered in the near term at a price indicated by using just a market multiples and/or discounted cash flow analysis, and these factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, KKR determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time we hold the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by KKR in its valuations.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Assets Investments:   For natural resources and infrastructure investments, KKR generally utilizes a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. For real estate investments, KKR generally utilizes a combination of direct income capitalization and discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in these methodologies include an unlevered discount rate and terminal capitalization rate. The valuations of real assets investments also use other inputs. Certain investments in real estate and natural resources generally do not include a minimum illiquidity discount.

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

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, real assets, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a Private Markets valuation committee for private equity and real assets investments and a valuation committee for fixed income and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of natural resources, infrastructure and real estate investments. Each of the Private Markets valuation committee and the fixed income valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. The valuation teams for natural resources, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations for all Level III investments, except for certain investments other than KKR private equity investments. All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to a single committee consisting of Senior Principals involved in various aspects of the KKR business. When these valuations are approved by this single committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

Derivatives

Derivative contracts include forward, swap and option contracts related to foreign currencies and credit standing of reference entities to manage foreign exchange risk and credit risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities and are presented gross in the condensed consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. KKR’s derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.

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

For the three months ended March 31, 2013 and 2012, fees consisted of the following:

	Three Months Ended March 31,
	2013	2012
Transaction Fees	$38,425	$43,662
Monitoring & Consulting Fees	52,961	42,770
Management Fees	41,024	20,205
Incentive Fees	18,830	9,670
Total Fees	$151,240	$116,307

Substantially all fees presented in the table above are earned from affiliates.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In February 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2011-11 was effective for KKR’s fiscal year beginning January 1, 2013 and was applied retrospectively.  The adoption of this guidance did not have a material impact on KKR’s financial statements.

Disclosures About Reclassification Adjustments Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”),” which requires entities to disclose additional information about reclassification adjustments, including: (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. ASU 2013-02 was effective for KKR’s fiscal year beginning January 1, 2013. The adoption of this guidance, which is related to disclosure only, did not have a material impact on KKR’s financial statements. With respect to KKR, AOCI is comprised of only one component, foreign currency translation adjustments and for the three months ended March 31, 2013 and 2012, there were no items reclassified out of AOCI. See KKR’s condensed consolidated statements of comprehensive income and changes in equity.

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters,” which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity.  This guidance is effective for KKR’s fiscal year beginning January 1, 2014, and is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on KKR’s financial statements.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$891,927	$1,015,800	$527,976	$2,554,669
Fixed Income and Other (a)	92,632	19,044	50,613	133,574
Real Assets (a)	—	35,735	—	(98,274)
Equity Method (a)	4,919	22,610	—	24,745
Foreign Exchange Forward Contracts (b)	15,743	206,871	14,830	(66,440)
Foreign Currency Options (b)	—	5,606	(10,740)	7,830
Securities Sold Short (b)	(23,272)	(10,771)	(26,829)	(12,381)
Other Derivatives	(13,517)	4,066	(3,063)	(201)
Contingent Carried Interest Repayment Guarantee (c)	—	—	—	(8,687)
Foreign Exchange Gains (Losses) on Debt Obligations (d)	—	3,687	233	(873)
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents held at Consolidated Entities	—	196	—	(117)
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents	(2,186)	727	—	—
Total Net Gains (Losses) from Investment Activities	$966,246	$1,303,571	$553,020	$2,533,845

(a)           See Note 4 “Investments.”

(b)           See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)           See Note 15 “Commitments and Contingencies.”

(d)           See Note 8 “Debt Obligations.”

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Private Equity	$34,495,418	$34,114,623	$27,701,310	$28,336,315
Fixed Income	3,777,531	3,396,067	3,652,707	3,266,846
Real Assets	1,995,970	1,775,683	4,046,344	3,861,792
Equity Method	336,737	200,831	134,143	20,847
Other	1,172,080	1,210,644	1,095,172	1,161,569
Total Investments	$41,777,736	$40,697,848	$36,629,676	$36,647,369

As of March 31, 2013, investments which represented greater than 5% of total investments consisted of Alliance Boots GmbH of $3.7 billion. As of December 31, 2012, investments which represented greater than 5% of the total investments consisted of Alliance Boots GmbH of $3.5 billion and HCA, Inc. of $2.1 billion. In addition, as of March 31, 2013 and December 31, 2012, investments totaling $2.1 billion were pledged as direct collateral against various financing arrangements. See Note 8 “Debt Obligations.”

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS (Continued)

The following table represents private equity investments by industry as of March 31, 2013 and December 31, 2012, respectively:

	Fair Value
	March 31, 2013	December 31, 2012

Health Care	$7,516,025	$7,708,080
Retail	4,995,804	4,970,092
Technology	4,522,933	4,566,236
Consumer Products	3,549,119	3,557,963
Other	13,911,537	13,312,252

Total	$34,495,418	$34,114,623

In the table above, Other represents private equity investments in the following industries:  Chemicals, Education, Financial Services, Forestry, Manufacturing, Media, Services, Technology, Telecommunications, Transportation and Recycling. None of these industries represents more than 10% of total private equity investments as of March 31, 2013.

The majority of the securities underlying private equity investments represent equity securities. As of March 31, 2013 and December 31, 2012, the fair value of investments that were other than equity securities amounted to $469.7 million and $364.5 million, respectively.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS (Continued)

Equity Method

Equity method investments include certain investments in private equity and real assets funds, funds of hedge funds, and alternative credit funds, which are not consolidated, but in which KKR is deemed to exert significant influence for accounting purposes.  See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these investments.

KKR evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission (“SEC”). As of and for the three months ended March 31, 2013 and 2012, KKR’s equity method investments did not meet the significance criteria either on an individual or group basis. As such, presentation of separate financial statements for any of its equity method investments or summarized financial information on an individual or group basis is not required.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of March 31, 2013 and December 31, 2012 including those investments and other financial instruments for which the fair value option has been elected.  Equity Method Investments have been excluded from the tables below.

Assets, at fair value:

	March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$7,352,491	$469,672	$26,673,255	$34,495,418
Fixed Income	—	2,334,037	1,443,494	3,777,531
Real Assets	—	—	1,995,970	1,995,970
Other	681,860	261,588	228,632	1,172,080
Total	8,034,351	3,065,297	30,341,351	41,440,999

Foreign Exchange Forward Contracts	—	215,082	—	215,082
Foreign Currency Options	—	8,546	—	8,546
Other Derivatives	—	3,158	—	3,158
Total Assets	$8,034,351	$3,292,083	$30,341,351	$41,667,785

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$8,015,680	$364,543	$25,734,400	$34,114,623
Fixed Income	—	1,809,021	1,587,046	3,396,067
Real Assets	—	—	1,775,683	1,775,683
Other	648,108	323,306	239,230	1,210,644
Total	8,663,788	2,496,870	29,336,359	40,497,017

Foreign Exchange Forward Contracts	—	137,786	—	137,786
Foreign Currency Options	—	4,992	—	4,992
Other Derivatives	—	882	—	882
Total Assets	$8,663,788	$2,640,530	$29,336,359	$40,640,677

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

Liabilities, at fair value:

	March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Securities Sold Short	$374,859	$51,895	$—	$426,754
Foreign Currency Options	—	1,310	—	1,310
Foreign Exchange Forward Contracts	—	99,739	—	99,739
Unfunded Revolver Commitments	—	2,603	—	2,603
Other Derivatives	—	2,753	—	2,753
Total Liabilities	$374,859	$158,300	$—	$533,159

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Securities Sold Short	$321,977	$28,376	$—	$350,353
Foreign Currency Options	—	3,362	—	3,362
Foreign Exchange Forward Contracts	—	229,314	—	229,314
Unfunded Revolver Commitments	—	2,568	—	2,568
Other Derivatives	—	3,751	—	3,751
Total Liabilities	$321,977	$267,371	$—	$589,348

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

The following tables summarize changes in private equity, fixed income, real assets and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31, 2013
	Private Equity	Fixed Income	Real Assets	Other	Total Level III Investments

Balance, Beginning of Period	$25,734,400	$1,587,046	$1,775,683	$239,230	$29,336,359
Transfers In (1)	—	8,936	—	—	8,936
Transfers Out (2)	—	(78,227)	—	(19,264)	(97,491)
Purchases	335,111	131,818	184,477	6,827	658,233
Sales	—	(203,732)	—	(17,051)	(220,783)
Settlements	—	27,945	—	—	27,945
Net Realized Gains (Losses)	—	5,369	—	6,944	12,313
Net Unrealized Gains (Losses)	603,744	(35,661)	35,810	11,946	615,839
Balance, End of Period	$26,673,255	$1,443,494	$1,995,970	$228,632	$30,341,351

Changes in Net Unrealized Gains (Losses) included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$603,744	$(26,661)	$35,810	$11,946	$624,839

	Three Months Ended March 31, 2012
	Private Equity	Fixed Income	Real Assets	Other	Total Level III Investments

Balance, Beginning of Period	$20,384,253	$1,016,759	$1,526,732	$96,179	$23,023,923
Transfers In (1)	—	311	—	1,061	1,372
Transfers Out (2)	—	(12,627)	—	—	(12,627)
Purchases	406,604	166,470	4,752	5,999	583,825
Sales	(22,465)	(34,360)	—	—	(56,825)
Settlements	—	(10,652)	—	—	(10,652)
Net Realized Gains (Losses)	22,465	7,242	—	—	29,707
Net Unrealized Gains (Losses)	1,534,659	23,206	(98,275)	19,222	1,478,812
Balance, End of Period	$22,325,516	$1,156,349	$1,433,209	$122,461	$25,037,535

Changes in Net Unrealized Gains (Losses) included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$1,557,124	$26,373	$(98,275)	$19,222	$1,504,444

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

(2)                                                    The Transfers Out noted in the tables above for fixed income and other investments are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. There were no transfers between Level I and Level II during the three months ended March 31, 2013 and 2012, respectively.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional information about valuation methodologies and inputs used for investments that are measured at fair value and categorized within Level III as of March 31, 2013:

	Fair Value March 31, 2013		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range		Impact to Valuation from an Increase in Input (3)

Private Equity Investments	$26,673,255

Healthcare	$5,304,198		Inputs to both market comparable and discounted cash flow	Illiquidity Discount	7%	5% - 15%		Decrease
				Weight Ascribed to Market Comparables	50%	50% - 50%		(4)
				Weight Ascribed to Discounted Cash Flow	50%	50% - 50%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	9x	8x - 11x		Increase
				Enterprise Value/Forward EBITDA Multiple	9x	8x - 10x		Increase

			Discounted cash flow	Weighted Average Cost of Capital	8%	8% - 10%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11x	9x -12x		Increase

Retail	$3,735,858		Inputs to both market comparable and discounted cash flow	Illiquidity Discount	8%	5% - 20%		Decrease
				Weight Ascribed to Market Comparables	52%	0% - 67%		(4)
				Weight Ascribed to Discounted Cash Flow	48%	33% - 100%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	7x	6x - 13x	(6)	Increase
				Enterprise Value/Forward EBITDA Multiple	7x	6x - 10x	(6)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	10%	8% - 25%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	7x	6x - 8x		Increase

Technology	$3,399,222		Inputs to both market comparable and discounted cash flow	Illiquidity Discount	10%	5% - 15%		Decrease
				Weight Ascribed to Market Comparables	50%	50% - 50%		(4)
				Weight Ascribed to Discounted Cash Flow	50%	50% - 50%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	10x	5x - 12x		Increase
				Enterprise Value/Forward EBITDA Multiple	10x	8x - 12x		Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%	7% - 14%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x	6x - 10x		Increase

Manufacturing	$3,340,070		Inputs to both market comparable and discounted cash flow	Illiquidity Discount	10%	10% - 15%		Decrease
				Weight Ascribed to Market Comparables	45%	33% - 67%		(4)
				Weight Ascribed to Discounted Cash Flow	55%	33% - 67%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	8x - 13x		Increase
				Enterprise Value/Forward EBITDA Multiple	10x	8x - 12x		Increase

			Discounted cash flow	Weighted Average Cost of Capital	12%	10% - 19%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x	6x - 11x		Increase

Consumer Products	$3,174,444		Inputs to both market comparable and discounted cash flow	Illiquidity Discount	11%	10% - 15%		Decrease
				Weight Ascribed to Market Comparables	50%	50% - 50%		(4)
				Weight Ascribed to Discounted Cash Flow	50%	50% - 50%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	12x	8x - 16x		Increase
				Enterprise Value/Forward EBITDA Multiple	10x	7x - 12x		Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%	8% - 21%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10x	6x - 11x		Increase

Other	$7,719,463		Inputs to both market comparable and discounted cash flow	Illiquidity Discount	10%	5% - 20%		Decrease
				Weight Ascribed to Market Comparables	51%	25% - 100%		(4)
				Weight Ascribed to Discounted Cash Flow	49%	0% - 75%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	6x - 16x		Increase
				Enterprise Value/Forward EBITDA Multiple	9x	6x - 13x		Increase
				Control Premium	1%	0% - 20%	(7)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	10%	8% - 18%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10x	5x - 12x		Increase

Real Assets	$1,995,970

Natural Resources/Infrastructure	$1,668,151		Discounted cash flow	Weighted Average Cost of Capital	11%	6% - 22%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8x	7x - 11x		Increase

Real Estate	$327,819		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	10%	0% - 50%		(9)
				Weight Ascribed to Discounted Cash Flow	90%	50% - 100%		(5)

			Direct Income Capitalization	Current Capitalization Rate	8%	7% - 8%		Decrease

			Discounted cash flow	Unlevered Discount Rate	15%	9% - 23%		Decrease

Fixed Income Investments	$1,443,494	(8)	Yield Analysis	Discount Margin	962 bps	650 - 1961 bps		Decrease
				Yield	7%	4% - 20%		Decrease
				Net Leverage	4x	1x - 11x		Decrease
				Illiquidity Discount	3%	1% - 15%		Decrease

In the table above, Other, within private equity investments, represents the following industries:  Chemicals, Education, Financial Services, Forestry, Media, Services, Technology, Telecommunications, Transportation and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of March 31, 2013.

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

(6)       Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 25x and 18x, respectively. The exclusion of this investment does not impact the weighted average.

(7)       Level III private equity investments whose valuations include a control premium represent less than 1% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(8)       Amounts include $121.5 million of investments that were valued using dealer quotes or third party valuation firms.

(9)       The directional change from an increase in the weight ascribed to the direct income capitalization approach would increase the fair value of the Level III investments if the direct income capitalization approach results in a higher valuation than the discounted cash flow approach. The opposite would be true if the direct income capitalization approach results in a lower valuation than the discounted cash flow approach.

The table above excludes Other Investments in the amount of $228.6 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor fixed income investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three months ended March 31, 2013 and 2012, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Basic	Diluted	Basic	Diluted

Net Income (Loss) Attributable to KKR & Co. L.P.	$193,439	$193,439	$190,436	$190,436

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit	$0.75	$0.69	$0.83	$0.80

Total Weighted-Average Common Units Outstanding	257,044,184	282,042,521	229,099,335	237,832,106

For the three months ended March 31, 2013 and 2012, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would proportionally increase KKR & Co. L.P.’s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

Diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit includes unvested equity awards that have been granted under the Equity Incentive Plan since these equity awards dilute KKR and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR Group Partnerships.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other assets consist of the following:

	March 31, 2013	December 31, 2012
Interest and Notes Receivable (a)	$424,972	$469,456
Due from Broker (b)	240,858	189,202
Foreign Exchange Forward Contracts (c)	215,082	137,786
Intangible Assets, net (d)	192,499	197,484
Deferred Tax Assets, net	122,002	105,654
Unsettled Investment Sales (e)	108,689	90,666
Goodwill (f)	89,000	89,000
Fixed Assets, net (g)	78,322	79,570
Receivables	46,059	267,126
Deferred Financing Costs	26,100	20,918
Deferred Transaction Costs	16,781	14,633
Prepaid Expenses	16,183	12,079
Foreign Currency Options (h)	8,546	4,992
Refundable Security Deposits	7,340	7,428
Other	25,805	15,061
	$1,618,238	$1,701,055

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

(d)         Net of accumulated amortization of $26,387 and $21,402 as of March 31, 2013 and December 31, 2012, respectively. Amortization expense totaled $4,985 and $947 for the three months ended March 31, 2013 and 2012, respectively.

(e)          Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(f)           See Note 14 “Goodwill and Intangible Assets.”

(g)          Net of accumulated depreciation and amortization of $95,683 and $92,467 as of March 31, 2013 and December 31, 2012, respectively. Depreciation and amortization expense totaled $3,697 and $2,572 for the three months ended March 31, 2013 and 2012, respectively.

(h)         Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at March 31, 2013 and December 31, 2012 was $2,332.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2013	December 31, 2012
Amounts Payable to Carry Pool (a)	$900,158	$776,750
Securities Sold Short (b)	426,754	350,353
Unsettled Investment Purchases (c)	212,905	172,583
Accounts Payable and Accrued Expenses	152,622	97,389
Foreign Exchange Forward Contracts (d)	99,739	229,314
Contingent Consideration Obligation (e)	81,600	71,300
Due to Broker (f)	77,865	49,204
Accrued Compensation and Benefits	51,900	17,265
Deferred Rent and Income	25,649	19,228
Interest Payable	9,896	11,746
Taxes Payable	5,602	9,250
Foreign Currency Options (g)	1,310	3,362
Other Liabilities	6,607	16,911
	$2,052,607	$1,824,655

(a)         Represents the amount of carried interest payable to KKR’s principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest. See Note 2 “Summary of Significant Accounting Policies.”

(b)         Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at March 31, 2013 and December 31, 2012 were $409,070 and $343,440, respectively.

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

(e)          See Note 13 “Acquisitions.”

(f)           Represents amounts owed for securities transactions initiated at clearing brokers.

(g)          Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at March 31, 2013 and December 31, 2012 was $0.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS

Debt obligations consist of the following:

	March 31, 2013	December 31, 2012
Investment Financing Arrangements	$640,845	$625,026
Senior Notes	992,752	498,388
	$1,633,597	$1,123,414

Investment Financing Arrangements

Certain of KKR’s investment vehicles have entered into financing arrangements with major financial institutions, generally in connection with specific investments with the objective of enhancing returns. These financing arrangements are generally not direct obligations of the general partners of KKR’s investment vehicles or its management companies.

As of March 31, 2013 and December 31, 2012, $80.9 million of financing was outstanding that was structured through the use of a syndicated term and a revolving credit facility (the “Term Facility”) that matures in August 2014. For the periods from March 12, 2010 to June 7, 2012, the per annum rate of interest for each borrowing under the Term Facility was the greater of the 5-year interest rate swap rate plus 1.75% or 4.65%. For the period June 8, 2012 through maturity the interest rate is equal to one year LIBOR plus 1.75%. The per annum interest rate at March 31, 2013 on the borrowings outstanding was 2.82%. During the three months ended March 31, 2013 and 2012, no amounts were drawn down or repaid under the Term Facility. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In April 2011, one of KKR’s private equity investment vehicles entered into a revolving credit facility with a major financial institution (the “Revolver Facility”) with respect to a specific private equity investment. The Revolver Facility provides for up to $50.1 million of financing and matures on the first anniversary of the agreement. Upon the occurrence of certain events, including an event based on the value of the collateral and events of default, KKR may be required to provide additional collateral. KKR has the option to extend the agreement for an additional two years provided the value of the investment meets certain defined financial ratios. On April 5, 2012, an agreement was made to extend the maturity of the Revolver Facility to April 4, 2014. In addition, KKR may request to increase the commitment to the Revolver Facility up to $75.1 million, subject to lender approval and provided the value of the investment meets certain defined financial ratios. As of March 31, 2013 and December 31, 2012, $40.8 million and $40.9 million, respectively, of borrowings were outstanding under the Revolver Facility. During the three months ended March 31, 2013 and 2012, no amounts were drawn down or repaid under the Revolver Facility. The per annum rate of interest for each borrowing under the Revolver Facility is equal to the Hong Kong interbank market rate plus 3.75%. The interest rate at March 31, 2013 on the borrowings outstanding was 4.30%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

During May 2011, a KKR investment vehicle entered into a $200.0 million non-recourse multi-currency three-year revolving credit agreement that bears interest at LIBOR plus 2.75% (the “Mezzanine Investment Credit Agreement”). The Mezzanine Investment Credit Agreement is expected to be used to manage timing differences between capital calls and funding of investment opportunities and to borrow in foreign currencies for purposes of hedging the foreign currency risk of non-U.S. dollar investments. On June 18, 2012, an agreement was made to extend the maturity of the Mezzanine Investment Credit Agreement to May 15, 2015. As of March 31, 2013 and December 31, 2012, $125.1 million and $143.7 million, respectively, of borrowings were outstanding under the Mezzanine Investment Credit Agreement. During the three months ended March 31, 2013 and 2012, $0 million and $52.0 million, respectively, were drawn down and $14.9 million and $89.2 million, respectively, were repaid. As of March 31, 2013, the interest rate on borrowings outstanding under the Mezzanine Investment Credit Agreement was 2.98%. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

In November 2011, a KKR investment vehicle entered into a $200.0 million five-year borrowing base revolving credit facility (the “2011 Lending Partners Credit Agreement”). KKR has the option to extend the credit facility for up to two additional years. On April 2, 2012, KKR increased the commitment to the credit facility to $400.0 million. The per annum rate of interest for each borrowing under the 2011 Lending Partners Credit Agreement ranges from LIBOR plus 1.75% for broadly syndicated loans and LIBOR plus 2.75% for all other loans until November 15, 2016 and thereafter, LIBOR plus 4.00% per annum for all loans. As of March 31, 2013 and December 31, 2012, there were $228.0 million and $170.0 million, respectively, of borrowings outstanding under the 2011 Lending Partners Credit Agreement. During the three months ended March 31, 2013 and 2012, $58.0 million and $13.1 million, respectively, were drawn down. There were no amounts repaid during the three months ended March 31, 2013 and 2012.  As of March 31, 2013, the interest rate on borrowings outstanding under the 2011 Lending Partners Credit Agreement was 2.98%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In January 2013, this KKR investment vehicle entered into a $150.0 million 5-year borrowing base revolving credit facility (the “2013 Lending Partners Credit Agreement”). KKR has the option to extend the credit facility for one additional year. As of March 31, 2013, there were $16.0 million of borrowings outstanding under the 2013 Lending Partners Credit Agreement. During the three months ended March 31, 2013, $16.0 million was drawn down. There were no amounts repaid during the three months ended March 31, 2013.  As of March 31, 2013, the interest rate on borrowings outstanding under the 2013 Lending Partners Credit Agreement was 2.43%.This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

In December 2011, a KKR investment vehicle entered into a $66.5 million (€50.0 million) one-year borrowing base revolving credit facility that bears interest at LIBOR plus 1.75% (the “Investment Credit Agreement”). In December 2012, KKR renewed the revolving credit facility for one year. The Investment Credit Agreement is expected to be used to manage timing differences between capital calls and the funding of investment opportunities. As of March 31, 2013 and December 31, 2012, there were $0 million and $39.5 million, respectively, of borrowings outstanding under the Investment Credit Agreement. During the three months ended March 31, 2013 and 2012, $0 million and $30.2 million, respectively, were drawn down and $39.5 million and $0 million, respectively, were repaid. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

In January 2012, a KKR investment vehicle entered into a $200.0 million three-year borrowing base revolving credit facility (the “KKR Debt Investors II Investment Credit Agreement”). As of March 31, 2013 and December 31, 2012, $150.0 million of borrowings were outstanding under the KKR Debt Investors II Investment Credit Agreement. During the three months ended March 31, 2013 and 2012, $0 million and $150.0 million, respectively, were drawn down. There were no amounts repaid during the three months ended March 31, 2013 and 2012. As of March 31, 2013, the interest rate on borrowings outstanding under the KKR Debt Investors II Investment Credit Agreement was 3.50%. This financing arrangement is non-recourse to KKR beyond the specific assets pledged as collateral.

In March 2013, a KKR investment vehicle entered into a $75.0 million multi-currency three-year revolving credit agreement that bears interest at LIBOR plus 1.60% (the “Special Situations Investment Credit Agreement”). As of March 31, 2013, there were no borrowings outstanding under the Special Situations Investment Credit Agreement. This financing arrangement is non-recourse to KKR beyond the specific capital commitments pledged as collateral.

Senior Notes

On September 29, 2010, KKR Group Finance Co. LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 6.375% Senior Notes (the “2020 Senior Notes”), which were issued at a price of 99.584%. The 2020 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. LLC and will mature on September 29, 2020, unless earlier redeemed or repurchased. The 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.

The 2020 Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on March 29, 2011. Interest expense on the 2020 Senior Notes totaled $8.0 million for the three months ended March 31, 2013 and 2012. As of March 31, 2013, the fair value of the 2020 Senior Notes was $592.5 million.

The indenture, as supplemented by a first supplemental indenture, relating to the 2020 Senior Notes includes covenants, including limitations on KKR Group Finance Co. LLC and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2020 Senior Notes may declare the 2020 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2020 Senior Notes and any accrued and unpaid interest on the 2020 Senior Notes automatically becomes due and payable. All or a portion of the 2020 Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2020 Senior Notes. If a change of control repurchase event occurs, the 2020 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2020 Senior Notes repurchased plus any accrued and unpaid interest on the 2020 Senior Notes repurchased to, but not including, the date of repurchase.

On February 1, 2013, KKR Group Finance Co. II LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.50% Senior Notes (the “2043 Senior Notes”), which were issued at a price of 98.856%. The 2043 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. II LLC and will mature on February 1, 2043, unless earlier redeemed or repurchased. The 2043 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.

The 2043 Senior Notes bear interest at a rate of 5.50% per annum, accruing from February 1, 2013. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. Interest expense on the 2043 Senior Notes totaled $4.6 million for the three months ended March 31, 2013. As of March 31, 2013, the fair value of the 2043 Senior Notes was $479.2 million.

The indenture, as supplemented by a first supplemental indenture, relating to the 2043 Senior Notes includes covenants, including limitations on KKR Group Finance Co. II LLC and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2043 Senior Notes may declare the 2043 Senior Notes immediately due and payable upon the occurrence and during

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8.  DEBT OBLIGATIONS (Continued)

the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2043 Senior Notes and any accrued and unpaid interest on the 2043 Senior Notes automatically becomes due and payable. All or a portion of the 2043 Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2043 Senior Notes. If a change of control repurchase event occurs, the 2043 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2043 Senior Notes repurchased plus any accrued and unpaid interest on the 2043 Senior Notes repurchased to, but not including, the date of repurchase.

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

On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700.0 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the issuer of the 2020 Senior Notes became guarantors of the amended and restated Corporate Credit Agreement, together with certain general partners of KKR’s private equity funds.

On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50.0 million. This commitment has increased the availability for borrowings under the credit facility to $750.0 million.

On June 22, 2012, KKR requested the issuance of a letter of credit in the amount of $14.5 million under the Corporate Credit Agreement in connection with a fee-generating transaction. The beneficiary of this letter of credit is an unaffiliated third party. The letter of credit was issued on July 2, 2012 and was initially set to expire on July 3, 2013. On August 20, 2012, the letter of credit in connection with this transaction was increased to $20.0 million and the expiration date was extended to August 1, 2013. A $5.0 million sublimit for letters of credit remains available under the Corporate Credit Agreement.

As of March 31, 2013 and December 31, 2012, no borrowings were outstanding under the Corporate Credit Agreement, except as described above. For the three months ended March 31, 2013 and 2012, no amounts were drawn under the credit facility, except as described above.

KCM Credit Agreement

On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.

On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017. In addition to extending the term, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee. Borrowings under this facility may only be used for KKR’s capital markets business.

As of March 31, 2013 and December 31, 2012, no borrowings were outstanding under the KCM Credit Agreement. For the three months ended March 31, 2013 and 2012, no amounts were drawn under the credit facility.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

9. INCOME TAXES

The consolidated entities of KKR are generally treated as partnerships or disregarded entities for U.S. and non-U.S. tax purposes.  However, certain consolidated subsidiaries are treated as corporations for U.S. and non-U.S tax purposes and are therefore subject to U.S. federal, state and/or local income taxes and/or non- U.S. taxes at the entity-level.  In addition, certain consolidated entities which are treated as partnerships for U.S. tax purposes are subject to the New York City Unincorporated Business Tax or other local taxes.  KKR’s tax provision therefore reflects taxes from each of these sources and amounted to $9.4 million and $17.1 million for the three months ended March 31, 2013 and 2012, respectively.

The effective tax rate was 0.44% and 0.57% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate differs from the statutory rate for the three months ended March 31, 2013 and 2012, respectively, primarily due to the following: (a) a substantial portion of the reported net income (loss) before taxes is attributable to noncontrolling interests held in consolidated entities or through KKR Holdings, (b) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain subsidiaries that are not subject to U.S. federal, state or local income taxes and/or non- U.S. taxes, and (c) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three month period ended March 31, 2013, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
	2013	2012
KKR Holdings Principal Awards	$32,837	$73,889
KKR Holdings Restricted Equity Units	1,463	4,129
Equity Incentive Plan Units	27,418	16,263
Discretionary Compensation	19,932	20,060
Total	$81,650	$114,341

KKR Holdings Equity Awards—Principal Awards

KKR principals and certain non-employee consultants and service providers received grants of KKR Holdings units (“Principal Awards”) which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of March 31, 2013, KKR Holdings owned approximately 61.9%, or 424,979,965, of the outstanding KKR Group Partnership Units.

Except for any Principal Awards that vested on the date of grant, Principal Awards are subject to service based vesting, generally over a three to five year period from the date of grant. The transfer restriction period will generally last for a minimum of (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, these individuals may also be subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, certain individuals will be subject to the terms of a non-compete agreement that may require the forfeiture of certain vested and unvested units should the terms of the non-compete agreement be violated. Holders of KKR Group Partnership Units held through KKR Holdings are not entitled to participate in distributions made on KKR Group Partnership Units until such units are vested.

Because KKR Holdings is a partnership, all of the 424,979,965 KKR Holdings units have been legally allocated, but the allocation of 28,516,582 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

The fair value of Principal Awards is based on the closing price of KKR & Co. L.P. common units on the date of grant. KKR determined this to be the best evidence of fair value as a KKR & Co. L.P. common unit is traded in an active market and has an observable market price. Additionally, a KKR Holdings unit is an instrument with terms and conditions similar to those of a KKR & Co. L.P. common unit. Specifically, units in both KKR Holdings and KKR & Co. L.P. represent ownership interests in KKR Group Partnership Units and, subject to any vesting, minimum retained ownership requirements and transfer restrictions referenced above, each KKR Holdings unit is exchangeable into a KKR Group Partnership Unit and then into a KKR & Co. L.P. common unit on a one-for-one basis.

Principal Awards give rise to equity-based payment charges in the condensed consolidated statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. Equity-based payment expense on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units which currently ranges from 7% to 52%, multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management’s estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in the earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect.

Principal Awards granted to certain non-employee consultants and service providers give rise to general, administrative and other charges in the condensed consolidated statements of operations. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. General, administrative and other expense recognized on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit on each reporting date and subsequently adjusted for the actual fair value of the award at each vesting date. Accordingly, the measured value of these units will not be finalized until each vesting date.

The calculation of equity-based payment expense and general administrative and other expense on unvested Principal Awards assumes a forfeiture rate of up to 4% annually based upon expected turnover by class of principal, consultant, or service provider.

As of March 31, 2013, there was approximately $132.0 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 0.8 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of unvested Principal Awards from January 1, 2013 through March 31, 2013 are presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	64,569,667	$7.42
Granted	1,686,382	12.00
Vested	—	—
Forfeited	(747,151)	7.08
Balance, March 31, 2013	65,508,898	$7.54

The weighted average remaining vesting period over which unvested units are expected to vest is 1.1 years.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

The following table summarizes the remaining vesting tranches of Principal Awards:

Vesting Date	Units

April 1, 2013	1,302,727
October 1, 2013	28,874,554
April 1, 2014	1,305,406
October 1, 2014	28,874,613
April 1, 2015	1,305,462
October 1, 2015	2,306,581
April 1, 2016	67,429
October 1, 2016	1,345,833
April 1, 2017	15,000
October 1, 2017	111,293
65,508,898

KKR Holdings Equity Awards—Restricted Equity Units

Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel (“Holdings REU Awards”). These grants will be funded by KKR Holdings and will not dilute KKR’s interests in the KKR Group Partnerships. The vesting of these Holdings REU Awards occur in installments, generally over a three to five year period from the date of grant. Holdings REU Awards are measured and recognized on a basis similar to Principal Awards except that the fair value of a KKR & Co. L.P. common unit at the time of grant is not discounted for the lack of distribution participation rights since unvested units are entitled to distributions. The calculation assumes a forfeiture rate of up to 4% annually based upon expected turnover by class of professionals, support staff, and other personnel.

As of March 31, 2013, there was approximately $3.0 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 0.8 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of unvested Holdings REU Awards from January 1, 2013 through March 31, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	1,064,712	$12.03
Granted	—	—
Vested	—	—
Forfeited	(17,073)	14.20
Balance, March 31, 2013	1,047,639	$11.99

The weighted average remaining vesting period over which unvested units are expected to vest is 1.0 year.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

A summary of the remaining vesting tranches of Holdings REU Awards is presented below:

Vesting Date	Units
April 1, 2013	199,177
October 1, 2013	259,411
April 1, 2014	168,409
October 1, 2014	252,751
April 1, 2015	142,360
October 1, 2015	25,531
1,047,639

KKR & Co. L.P. 2010 Equity Incentive Plan

Under the Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of March 31, 2013, equity awards relating to 32,051,565 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan and are subject to service based vesting, which vest generally over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these individuals are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which currently ranges from 7% to 52% multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management’s estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in the earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 4% annually based upon expected turnover by class of recipient.

As of March 31, 2013, there was approximately $215.9 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.4 years, using the straight line method.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

A summary of the status of awards granted under the Equity Incentive Plan from January 1, 2013 through March 31, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	17,920,926	$9.11
Granted	10,073,460	11.57
Vested	—	—
Forfeited	(173,053)	9.40
Balance, March 31, 2013	27,821,333	$10.00

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.7 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units

April 1, 2013	2,995,026
October 1, 2013	3,595,220
April 1, 2014	4,623,595
October 1, 2014	3,900,038
April 1, 2015	4,521,424
October 1, 2015	2,991,037
April 1, 2016	2,195,642
October 1, 2016	1,897,555
April 1, 2017	42,434
October 1, 2017	318,979
October 1, 2018	740,383
27,821,333

Discretionary Compensation

All KKR principals and other employees of certain consolidated entities are eligible to receive discretionary cash bonuses. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain of KKR’s principals are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because KKR principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal’s vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

11. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	March 31, 2013	December 31, 2012
Due from Related Entities	$88,155	$73,357
Due from Portfolio Companies	61,459	48,828
Due from Affiliates	$149,614	$122,185

Due to KKR Holdings in Connection with the Tax Receivable Agreement (a)	$77,214	$70,375
Due to Related Entities	2,460	2,455
Due to Affiliates	$79,674	$72,830

(a)               Represents amounts owed to KKR Holdings and/or its principals under the Tax Receivable Agreement. See Note 2, “Summary of Significant Accounting Policies—Tax Receivable Agreement.”

KFN

KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol “KFN.” KFN is managed by KKR but is not consolidated by KKR. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of March 31, 2013 and December 31, 2012, KFN had consolidated assets of $8.6 billion and $8.4 billion, respectively, and shareholders’ equity of $2.4 billion and $1.8 billion, respectively. There were no shares of KFN held by KKR as of March 31, 2013.  Shares of KFN held by KKR represented 0.1% of KFN’s outstanding shares as of December 31, 2012. If KKR were to exercise all of its outstanding vested options, KKR’s ownership interest in KFN would be 0.30% and 0.35% of KFN’s outstanding shares as of March 31, 2013 and December 31, 2012, respectively.

Discretionary Investments

Certain of KKR’s investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with KKR’s investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable investment vehicle, except that the side-by-side investments are not subject to management fees, incentive fees or a carried interest. The cash invested by these individuals aggregated $61.7 million and $35.9 million for the three months ended March 31, 2013 and 2012, respectively.

Aircraft and Other Services

Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $0.9 million and $1.4 million for the use of these aircraft for the three months ended March 31, 2013 and 2012, respectively.

Facilities

Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other Senior Principals who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR’s Menlo Park location. Payments made to this partnership were $1.8 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING

KKR operates through three reportable business segments. These segments, which are differentiated primarily by their investment objectives and strategies, consist of the following:

Private Markets

Through the Private Markets segment, KKR manages and sponsors a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. KKR also manages and sources investments in real assets like infrastructure, natural resources and real estate.  These investment funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser.

Public Markets

Through the Public Markets segment, KKR manages KKR Financial Holdings LLC, or KFN, which is a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending and (iv) hedge funds solutions. Many of these funds, vehicles and accounts, including three management investment companies registered under the 1940 Act, are managed by KKR Asset Management LLC, or KAM, an SEC registered investment adviser. KKR’s hedge fund solutions strategies are managed by Prisma Capital Partners LP, an SEC registered investment adviser.

Capital Markets and Principal Activities

The Capital Markets and Principal Activities segment combines KKR’s principal assets with its global capital markets business. KKR’s capital markets business supports the firm, its portfolio companies and select third parties by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. KKR’s capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. KKR’s principal asset base primarily includes investments in its private equity and real assets funds, co-investments in certain portfolio companies of such private equity funds, general partner interests in various KKR-sponsored investment funds, and other principal assets.

Key Performance Measures

The non-GAAP segment key performance measures that follow are used by management in making operating and resource deployment decisions as well as assessing the overall performance of each of KKR’s reportable business segments. The reportable segments for KKR’s business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings and as such represents the business in total. In addition, KKR’s reportable segments are presented without giving effect to the consolidation of the funds that KKR manages.

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

Book Value

Book Value is a measure of the net assets of KKR’s reportable segments and is used by management primarily in assessing the unrealized value of KKR’s investment portfolio, including carried interest, as well as KKR’s overall liquidity position. Book value differs from the equivalent GAAP amounts on a consolidated basis primarily as a result of the exclusion of ownership interests attributable to KKR Holdings.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended March 31, 2013:

	As of and for the Three Months Ended March 31, 2013
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$106,605	$46,358	$—	$152,963
Incentive fees	—	18,849	—	18,849
Management and incentive fees	106,605	65,207	—	171,812

Monitoring and transaction fees:
Monitoring fees	32,068	—	—	32,068
Transaction fees	16,412	3,106	20,781	40,299
Fee credits (1)	(21,009)	(2,056)	—	(23,065)
Net monitoring and transaction fees	27,471	1,050	20,781	49,302
Total fees	134,076	66,257	20,781	221,114

Expenses
Compensation and benefits	48,001	19,700	7,461	75,162
Occupancy and related charges	11,425	1,542	355	13,322
Other operating expenses	33,942	7,826	2,862	44,630
Total expenses	93,368	29,068	10,678	133,114
Fee related earnings	40,708	37,189	10,103	88,000

Investment income (loss)
Realized carried interest	88,167	—	—	88,167
Unrealized carried interest	310,799	20,399	—	331,198
Gross carried interest	398,966	20,399	—	419,365
Less: Allocation to KKR carry pool (2)	(161,344)	(8,160)	—	(169,504)
Less: Management fee refunds (3)	(9,216)	—	—	(9,216)
Net carried interest	228,406	12,239	—	240,645
Other investment income (loss)	(2,035)	62	322,171	320,198
Total investment income (loss)	226,371	12,301	322,171	560,843

Income (loss) before noncontrolling interests in income of consolidated entities	267,079	49,490	332,274	648,843
Income (loss) attributable to noncontrolling interests (4)	398	355	348	1,101

Economic net income (loss)	$266,681	$49,135	$331,926	$647,742

Total Assets	$1,378,436	$383,213	$6,458,470	$8,220,119

Book Value	$1,288,030	$359,112	$5,421,250	$7,068,392

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

(1)         KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of monitoring and transaction fees received from portfolio companies (“Fee Credits”). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund.

(2)         With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)         Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of March 31, 2013, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)         Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the profits and losses in KKR’s capital markets business.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended March 31, 2013:

	As of and for the Three Months Ended March 31, 2013
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$221,114	$(69,874)	$151,240
Expenses(b)	$133,114	$306,216	$439,330
Investment income (loss)(c)	$560,843	$1,834,789	$2,395,632
Income (loss) before taxes	$648,843	$1,458,699	$2,107,542
Income (loss) attributable to redeemable noncontrolling interests	$—	$24,623	$24,623
Income (loss) attributable to noncontrolling interests	$1,101	$1,879,023	$1,880,124
Total Assets(d)	$8,220,119	$37,322,672	$45,542,791
Book Value (e)	$7,068,392	$(4,912,323)	$2,156,069

(a)               The fees adjustment primarily represents (i) the elimination of management fees of $112,696 upon consolidation of KKR’s funds and vehicles, (ii) the elimination of Fee Credits of $22,261 upon consolidation of the KKR funds and vehicles, (iii) inclusion of reimbursable expenses of $6,580 and (iv) other adjustments of $13,981.

(b)               The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $81,650 (ii) allocations to the carry pool of $169,504, (iii) a gross up of reimbursable expenses of $8,473, (iv) operating expenses of $16,928 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and vehicles and other entities and (v) other adjustments of $29,661.

(c)                The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $1,656,069 attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles, (ii) exclusion of allocations to the carry pool of $169,504 and (iii) exclusion of management fee refunds of $9,216.

(d)               Substantially all of the total assets adjustment represents the inclusion of private equity and real assets and other investments that are attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles.

(e)                The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,950,914 and the equity impact of KKR Management Holdings Corp. equity and other of $38,591.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended March 31, 2013
Net income (loss) attributable to KKR & Co. L.P.	$193,439
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	334,112
Plus: Equity based compensation	81,650
Plus: Amortization of intangibles and other, net	29,185
Plus: Income taxes	9,356
Economic net income (loss)	647,742
Plus: Income attributable to segment noncontrolling interests	1,101
Less: Investment income (loss)	560,843
Fee related earnings	$88,000

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended March 31, 2012:

	As of and for the Three Months Ended March 31, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$106,912	$21,731	$—	$128,643
Incentive fees	—	9,670	—	9,670
Management and incentive fees	106,912	31,401	—	138,313

Monitoring and transaction fees:
Monitoring fees	25,822	—	—	25,822
Transaction fees	11,667	2,422	30,209	44,298
Fee credits (1)	(17,706)	(1,637)	—	(19,343)
Net monitoring and transaction fees	19,783	785	30,209	50,777
Total fees	126,695	32,186	30,209	189,090

Expenses
Compensation and benefits	44,486	11,382	6,856	62,724
Occupancy and related charges	12,805	1,418	238	14,461
Other operating expenses	31,675	3,977	2,897	38,549
Total expenses	88,966	16,777	9,991	115,734
Fee related earnings	37,729	15,409	20,218	73,356

Investment income (loss)
Realized carried interest	74,878	—	—	74,878
Unrealized carried interest	379,627	14,859	—	394,486
Gross carried interest	454,505	14,859	—	469,364
Less: Allocation to KKR carry pool (2)	(185,562)	(5,944)	—	(191,506)
Less: Management fee refunds (3)	(40,708)	—	—	(40,708)
Net carried interest	228,235	8,915	—	237,150
Other investment income (loss)	1,652	(23)	418,278	419,907
Total investment income (loss)	229,887	8,892	418,278	657,057

Income (loss) before noncontrolling interests in income of consolidated entities	267,616	24,301	438,496	730,413
Income (loss) attributable to noncontrolling interests (4)	2,296	431	484	3,211

Economic net income (loss)	$265,320	$23,870	$438,012	$727,202

Total Assets	$977,928	$82,917	$5,714,419	$6,775,264

Book Value	$818,495	$70,903	$5,187,758	$6,077,156

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

(1)      KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of monitoring and transaction fees received from portfolio companies. Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund.

(2)      With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals who work in these operations a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)      Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of March 31, 2012, the amount subject to refund for which no liability was recorded was approximately $66.0 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)      Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the profits and losses in KKR’s capital markets business.

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

(a)         The fees adjustment primarily represents (i) the elimination of management fees of $108,438 upon consolidation of KKR’s funds and vehicles, (ii) the elimination of Fee Credits of $18,707 upon consolidation of KKR’s funds and vehicles, (iii) inclusion of reimbursable expenses of $3,660 and (iv) other adjustments of $13,288.

(b)         The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $114,341 (ii) allocations to the carry pool of $191,506, (iii) a gross up of reimbursable expenses of $6,189, (iv) operating expenses of $15,813 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and vehicles and other entities and (v) other adjustments of $1,675.

(c)          The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $2,428,727 attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles, (ii) exclusion of allocations to the carry pool of $191,506, and (iii) exclusion of management fee refunds of $40,708.

(d)         Substantially all of the total assets adjustment represents the inclusion of private equity and real assets and other investments that are attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended March 31, 2012
Net income (loss) attributable to KKR & Co. L.P.	$190,436
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	404,191
Plus: Equity based compensation	114,341
Plus: Amortization of intangibles and other, net	1,162
Plus: Income taxes	17,072
Economic net income (loss)	727,202
Plus: Income attributable to segment noncontrolling interests	3,211
Less: Investment income (loss)	657,057
Fee related earnings	$73,356

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. ACQUISITIONS

Prisma Capital Partners

On October 1, 2012, KKR acquired all of the equity interests of Prisma Capital Partners LP (“Prisma”). Prisma is a provider of customized hedge fund solutions mainly through the management of funds of hedge fund portfolios. The addition of Prisma provides KKR with a funds of hedge fund strategy and a greater presence in the hedge funds space, from which KKR can create and offer more liquid products for KKR’s fund investors.

Initial consideration transferred was $200.0 million in cash, and KKR may become obligated to make future additional payments (referred to hereafter as “contingent consideration”) to the sellers (certain of whom became employees of KKR) in years 2014 and 2017 based on the Prisma business achieving certain performance metrics when measured in such years. KKR has the right in its sole discretion to pay a portion of the contingent consideration, if any, in KKR & Co. L.P. common units rather than in cash. Changes in the fair value of the contingent consideration subsequent to the acquisition date is recognized within General, Administrative and Other in the condensed consolidated statements of operations.

As of March 31, 2013, the fair value of the contingent consideration was estimated to be $81.6 million and is recorded as a liability within Accounts Payable, Accrued Expenses and Other Liabilities on the condensed consolidated statements of financial condition. The fair value of the contingent consideration was derived using Level III inputs. This amount was determined based on the present value of a range of undiscounted cash flows of $0 to $155.0 million in each of 2014 and 2017, using a discount rate ranging from 2.1% to 3.1%, after applying probability, risk-weighting, and other adjustments that KKR has determined to be applicable.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition. The carrying value of goodwill was $89.0 million as of March 31, 2013 and December 31, 2012 and is recorded within Other Assets on the condensed consolidated statements of financial condition. This goodwill has been allocated entirely to the Public Markets Segment. As of March 31, 2013, the fair value of KKR’s operating segments substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	March 31, 2013	December 31, 2012
Finite — Lived Intangible Assets	$218,886	$218,886
Accumulated Amortization	(26,387)	(21,402)
Intangible Assets, Net	$192,499	$197,484

Changes in Intangible Assets, Net consists of the following:

	March 31, 2013	December 31, 2012
Balance, Beginning of Year	$197,484	$24,310
Acquisitions	—	181,000
Amortization Expense	(4,985)	(7,826)
Intangible Assets, Net	$192,499	$197,484

Amortization expense relating to intangible assets held at March 31, 2013 is expected to be:

April 1- December 31, 2013	$14,954
2014-2016	59,816
2017	19,389
January 1 - March 31, 2018	4,435
Thereafter	93,905
$192,499

The intangible assets as of March 31, 2013 are expected to amortize over a weighted-average period of approximately 11 years.

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

Investment Commitments

As of March 31, 2013, KKR had unfunded commitments consisting of (i) $653.3 million to its active private equity and other investment vehicles, (ii) $100.0 million to KKR Asian Fund II L.P. for which the investment period had not commenced as of such date, subject to adjustment and (iii) $534.8 million in connection with commitments by KKR’s capital markets business. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry- paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, natural resources and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds.   Excluding carried interest received by the general partners of funds that were not contributed to us in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of March 31, 2013, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2013 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $966.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to KKR in the KPE Transaction also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of March 31, 2013, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $611.5 million as of March 31, 2013.

Prior to the KPE Transaction, certain KKR principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations.  The terms of the KPE Transaction require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. As of March 31, 2013, no amounts are due with respect to the clawback obligation required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and KKR’s principals who participate in the carry pool.  Unlike the clawback obligation, KKR will be responsible for amounts due under a net loss sharing obligation and will indemnify KKR’s principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Indemnifications

In the normal course of business, KKR enters into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, KKR has provided certain indemnities relating to environmental and other matters and has provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. KKR’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be low.

Litigation

From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR’s business. KKR’s business is also subject to extensive regulation, which may result in regulatory proceedings against it.

In August 1999, KKR and certain of its current and former personnel as well as the investment partnerships which made an investment were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno’s, Inc. (“Bruno’s”), one of KKR’s former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno’s in an August 1995 subordinated notes offering relating to the acquisition and in Bruno’s subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In 2009, the action was remanded to the Alabama State Court and subsequently consolidated for pretrial purposes with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which was pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. In August 2011, the Alabama Supreme Court denied KKR’s petition seeking permission to appeal certain rulings made by the Alabama State Court when denying in part the motion to dismiss. In October 2011, the plaintiffs’ investment adviser filed an amended motion to dismiss a third-party complaint filed by KKR and other defendants asserting a contribution claim against the plaintiffs’ investment adviser, which was granted, without prejudice, in October 2012. In December 2011, KKR filed a petition for a writ of certiorari in the United States Supreme Court seeking permission to appeal the Alabama Supreme Court’s denial of KKR’s petition. In January 2012, the Alabama State Court granted a motion to sever the action from the related action against the underwriters of the subordinated notes. In May 2012, the United States Supreme Court denied KKR’s petition for a writ of certiorari.  On April 22, 2013, the parties entered into a definitive agreement to settle all claims without the admission of wrongdoing. The amount paid by KKR pursuant to the settlement did not have a material effect on KKR’s financial results.

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

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs’ motion. On September 7, 2011, the court granted plaintiffs’ motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs’ proposed fifth amended complaint but denied plaintiffs’ motion seeking leave to file a proposed fifth amended complaint. On June 14, 2012, following the completion of the third phase of discovery, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints.  On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint.  On July 18, 2012, the court granted in part and denied in part defendants’ motion to dismiss, dismissing certain previously released claims against certain defendants. On March 13, 2013, the United States District Court denied defendants’ motion for summary judgment on the count involving KKR.  However, the court narrowed plaintiffs’ claim to an alleged overarching agreement to refrain from jumping other defendants’ announced proprietary transactions, thereby limiting the case to a smaller number of transactions subject to plaintiffs’ claim.  KKR filed a renewed motion for summary judgment on April 16, 2013 pursuant to the court’s grant of permission to re-file.

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

In January 2011, KKR received a request from the SEC for information regarding KKR’s investors and clients that the SEC defines as sovereign wealth funds and certain services provided by KKR. On December 19, 2011, the SEC issued a subpoena to KKR seeking additional documents and information involving certain sovereign wealth funds specified by the SEC, and on December 6, 2012 and February 15, 2013, the SEC requested additional documents and information pursuant to such subpoena.  KKR is cooperating with the SEC’s investigation.

In July 2012, KKR received a subpoena from the New York State Attorney General’s Office seeking information and documents concerning the waiver or deferral of management fees with respect to funds where KKR or its affiliate serves or served as such a fund’s general partner.  KKR is cooperating with the New York State Attorney General in its investigation.

Moreover, in the ordinary course of business KKR is subject to governmental and regulatory examinations or investigations and also is and can be both the defendant and the plaintiff in numerous actions with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR’s funds.

KKR establishes an accrued liability for litigation, regulatory and other matters only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. For one or more of the matters described above for which a loss is both probable and reasonably estimable, we have estimated the aggregate amount of losses attributable to KKR to be approximately $45.1 million. We believe such losses may be, in part, subject to insurance and/or indemnity, which we believe may reduce any ultimate loss. This estimate is based upon information available as of April 30, 2013 and is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings, and some of the matters discussed above seek potentially large and/or indeterminate amounts. As of such date, based on information known by management, management has not concluded that the final resolutions of the matters above will have a material effect upon the consolidated financial statements. However, given the potentially large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on KKR’s financial results in any particular period.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

16. REGULATORY CAPITAL REQUIREMENTS

KKR has a registered broker-dealer subsidiary which is subject to the minimum net capital requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”). Additionally, KKR has an entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority, another entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Japan subject to the capital requirements of Financial Services Authority of Japan, and two entities based in Mumbai which are subject to capital requirements of the Reserve Bank of India (“RBI”) and Securities and Exchange Board of India (“SEBI”). All of these broker dealer entities have continuously operated in excess of their respective minimum regulatory capital requirements.

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At March 31, 2013, approximately $49.4 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

17. SUBSEQUENT EVENTS

Distribution

A distribution of $0.27 per KKR & Co. L.P. common unit was announced on April 25, 2013 and will be paid on May 21, 2013 to unitholders of record as of the close of business on May 6, 2013. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013, including the audited consolidated and financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Overview

Led by Henry Kravis and George Roberts, we are a leading global investment firm with $78.3 billion in AUM as of March 31, 2013 and a 37-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our fund investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and other third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 200 private equity investments in portfolio companies with a total transaction value in excess of $470 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, equity strategies, hedge fund solutions, capital markets, infrastructure, natural resources and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing fund investors and have increased our investment in developing relationships with new investors in our funds.

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

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and source investments in real assets, like infrastructure, natural resources and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of March 31, 2013, the segment had $50.3 billion of AUM and our actively investing funds included geographically differentiated investment funds and vehicles.

The table below presents information as of March 31, 2013 relating to our active private equity funds and other Private Markets investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after March 31, 2013.

	Investment Period		Amount
	Commencement Date (1)	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value

Private Equity Funds
North America Fund XI	9/2012	9/2018	$7,230.7	$6,784.4	3.5%	$446.3	$—	$446.3	$473.4
China Growth Fund	11/2010	11/2016	1,010.0	692.4	1.0%	317.6	—	317.6	331.6
E2 Investors (Annex Fund)	8/2009	11/2013	345.0	190.8	4.3%	154.2	—	154.2	314.2
European Fund III	3/2008	3/2014	6,065.5	2,361.6	4.6%	3,703.9	—	3,703.9	4,526.6
Asian Fund	7/2007	4/2013	3,983.2	584.0	2.5%	3,399.2	793.3	2,926.2	5,325.7
2006 Fund	9/2006	9/2012	17,642.2	1,293.5	2.1%	16,348.7	9,668.9	10,330.0	15,028.7
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	2,390.2	3,975.2	4,867.2
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	9,148.5	2,302.5	3,620.3
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,720.0	—	51.6
Total Private Equity Funds			51,112.8	11,906.7		39,206.1	30,720.9	24,155.9	34,539.3

Co-Investment Vehicles	Various	Various	2,133.5	207.1	Various	1,926.4	2,080.8	1,352.9	1,944.3
Total Private Equity			53,246.3	12,113.8		41,132.5	32,801.7	25,508.8	36,483.6

Energy & Infrastructure
Natural Resources Fund	Various	Various	1,222.6	649.7	Various	572.9	35.2	559.1	387.3
Global Energy Opportunities	Various	Various	1,011.0	900.3	Various	110.7	—	110.7	97.7
Infrastructure Fund	Various	Various	1,041.2	644.5	4.8%	396.7	1.7	396.7	415.1
Infrastructure Co-Investments	Various	Various	1,357.1	252.6	Various	1,104.5	167.8	1,104.5	1,378.5
Energy & Infrastructure Total			4,631.9	2,447.1		2,184.8	204.7	2,171.0	2,278.6

Total			$57,878.2	$14,560.9		$43,317.3	$33,006.4	$27,679.8	$38,762.2

(1)                         The commencement date represents the date on which the general partner of the applicable fund commenced investment of the fund’s capital for our private equity funds and the date of the first closing for our other Private Markets funds and investment vehicles. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund’s governing agreement to cease making investments on behalf of the fund, unless extended by a vote of the fund investors, or (ii) the date on which the last investment was made.

(2)                         The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on March 31, 2013, in the case of unfunded commitments.

(3)                         The remaining cost represents fund investors’ initial investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

The tables below present information as of March 31, 2013 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since March 31, 2013 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

								Multiple of
	Amount		Fair Value of Investments			Gross		Invested
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized	Total Value	IRR*	Net IRR*	Capital**
	($ in Millions)
Total Investments
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,720.0	51.6	8,771.6	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	9,148.5	3,620.3	12,768.8	22.5%	16.3%	2.1
European Fund II (2005) (2)	5,750.8	5,750.8	2,390.2	4,867.2	7,257.4	4.5%	2.9%	1.3
2006 Fund (2006)	17,642.2	16,348.7	9,668.9	15,028.7	24,697.6	10.3%	7.5%	1.5
Asian Fund (2007)	3,983.2	3,399.2	793.3	5,325.7	6,119.0	20.5%	14.1%	1.8
European Fund III (2008) (2)	6,065.5	3,703.9	—	4,526.6	4,526.6	9.4%	3.1%	1.2
E2 Investors (Annex Fund) (2009) (2)	345.0	154.2	—	314.2	314.2	28.3%	23.2%	2.0
China Growth Fund (2010) (3)	1,010.0	317.6	—	331.6	331.6	N/A	N/A	N/A
Natural Resources Fund (2010) (3)	1,222.6	572.9	35.2	387.3	422.5	N/A	N/A	N/A
Infrastructure Fund (2010) (3)	1,041.2	396.7	1.7	415.1	416.8	N/A	N/A	N/A
North America Fund XI (2012) (3)	7,230.7	446.3	—	473.4	473.4	N/A	N/A	N/A
Subtotal - Included Funds	53,376.6	40,175.7	30,757.8	35,341.7	66,099.5	14.9%	10.5%	1.6

All Funds	$69,851.1	$56,650.2	$81,027.1	$35,341.7	$116,368.8	25.7%	19.0%	2.1

Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	2,681.1	8,720.0	51.6	8,771.6	29.7%	25.9%	3.3
Millennium Fund (2002)	6,000.0	4,024.5	8,734.8	2,232.2	10,967.0	38.5%	29.7%	2.7
European Fund II (2005) (2)	5,750.8	2,322.8	2,252.1	2,569.2	4,821.3	14.9%	13.2%	2.1
2006 Fund (2006)	17,642.2	4,424.4	9,418.8	4,082.7	13,501.5	27.1%	24.5%	3.1
Asian Fund (2007)	3,983.2	688.3	793.3	669.0	1,462.3	21.2%	18.5%	2.1
European Fund III (2008) (2) (4)	6,065.5	—	—	—	—	—	—	—
E2 Investors (Annex Fund) (2009) (2) (4)	345.0	—	—	—	—	—	—	—
China Growth Fund (2010) (4)	1,010.0	—	—	—	—	—	—	—
Natural Resources Fund (2010) (4)	1,222.6	—	—	—	—	—	—	—
Infrastructure Fund (2010) (4)	1,041.2	—	—	—	—	—	—	—
North America Fund XI (2012) (4)	7,230.7	—	—	—	—	—	—	—
Subtotal - Included Funds	53,376.6	14,141.1	29,919.0	9,604.7	39,523.7	28.8%	24.5%	2.8
All Realized/Partially Realized Investments	$69,851.1	$30,615.6	$80,188.3	$9,604.7	$89,793.0	26.2%	21.4%	2.9

(1)                         These funds were not contributed to KKR as part of the KPE Transaction.

(2)                         The capital commitments of the European Fund, the European Fund II, the European Fund III and the Annex Fund include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,842.6 million and €103.7 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2013 in the case of unfunded commitments.

(3)                         The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to March 31, 2013. None of the China Growth Fund, Natural Resources Fund, Infrastructure Fund or North America Fund XI have invested for at least 36 months as of March 31, 2013. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)                         Investments are considered partially realized when realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. None of the European Fund III, Annex Fund, China Growth Fund, Natural Resources Fund, Infrastructure Fund or North America Fund XI have realized a material portion of invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

As of March 31, 2013, we raised approximately $5 billion of capital for our Asian Fund II, inclusive of general partner commitments.  Such amounts are not reflected in the tables above, as such commitments will not contribute to AUM until we are entitled to receive fees or a carried interest in accordance with our definition of AUM and consequently are not included in AUM as of March 31, 2013.

Public Markets

Through the Public Markets segment, we manage KKR Financial Holdings LLC, or KFN, which is a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending and (iv) hedge fund solutions. These funds, vehicles and accounts, including three management investment companies registered under the Investment Company Act of 1940 (the “1940 Act”), are managed by KKR Asset Management LLC, or KAM, and Prisma Capital Partners LP, or Prisma. Both KAM and Prisma are SEC registered investment advisers. On January 23, 2013, we acquired a 24.9% interest in Nephila Capital Ltd. (“Nephila”), an investment manager focused on investing in natural catastrophe and weather risk. We intend to grow the Public Markets business by leveraging our global investment platform and experienced investment professionals.

We generally review our performance in the Public Markets segment by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. The following chart presents information regarding these leveraged loan and high yield bond strategies from inception to March 31, 2013. Our other credit and equity strategies managed by KAM have begun investing more recently and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

(1)                  The Benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the “S&P/LSTA Loan Index”) and the Bank of America Merrill Lynch High Yield Master II Index (the “BoAML HY Master II Index” and, together with the S&P/LSTA Loan Index, the “Indices”). The S&P/LSTA Loan Index is an index that comprises all loans that meet the inclusion criteria and that have marks from the LSTA/LPC mark-to-market service. The inclusion criteria consist of the following: (i) syndicated term loan instruments consisting of term loans (both amortizing and institutional), acquisition loans (after they are drawn down) and bridge loans; (ii) secured; (iii) U.S. dollar denominated; (iv) minimum term of one year at inception; and (v) minimum initial spread of LIBOR plus 1.25%. The BoAML HY Master II Index is a market value weighted index of below investment grade U.S. dollar denominated corporate bonds publicly issued in the U.S. domestic market. “Yankee” bonds (debt of foreign issuers issued in the U.S. domestic market) are included in the BoAML HY Master II Index provided that the issuer is domiciled in a country having investment grade foreign currency long-term debt rating. Qualifying bonds must have maturities of one year or more, a fixed coupon schedule and minimum outstanding of US$100 million. In addition, issuers having a credit rating lower than BBB3, but not in default, are also included. While the returns of KAM strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment. Furthermore, these indices are not subject to management fees, incentive allocations or expenses. It is not possible to invest directly in unmanaged indices.

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

In addition, for the period beginning in June 2004 through March 31, 2013, Prisma’s Low Volatility strategy, which consists of the majority of Prisma’s AUM and FPAUM, generated a net annualized return of 6.40%.

The table below presents information as of March 31, 2013 relating to our Public Markets vehicles.

				Incentive Fee /
			Typical Mgmt	Carried	Preferred	Duration
($ in millions)	AUM	FPAUM	Fee Rate	Interest	Return	of Capital

KFN	$2,232	$2,232	1.75%	25.00%	8.00%	Indefinite (1)
Leveraged Credit:
Leveraged Credit SMAs/Funds	4,213	4,213	0.50-1.00%	N/A	N/A	Subject to Redemptions
CLO's	6,908	773	0.50%	N/A	N/A	10-14 Years (3)
Total Leveraged Credit	11,121	4,986
Alternative Credit (2)	3,946	3,525	0.75-1.50% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (3)
Long/Short Equities	407	295	1.25%-1.50%	17.50-20.00%	N/A	Subject to Redemptions
Hedge Fund Solutions	8,929	8,920	0.50-1.50%	Various (5)	Various (5)	Subject to Redemptions
Other:
Corporate Capital Trust	1,140	1,140	1.00%	10.0%	7.00%	7 years (6)
Strategic Capital Funds (SCF) (7)	138	138	0.25%	N/A	N/A	In managed wind down
Total Other	1,278	1,278

Total	$27,913	$21,236

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

(3)                      Term for duration of capital is since inception. Inception dates for CLOs were between 2005 and 2012 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2013.

(4)                      Lower fees on uninvested capital in certain vehicles.

(5)                      Certain funds are subject to a performance fee in which the manager or general partner of the funds is paid or shares in up to 10% of the net profits earned by investors generally in excess of performance hurdles (generally tied to a benchmark or index) and generally subject to a provision requiring the funds to regain prior losses before any performance fee is earned.

(6)                      Corporate Capital Trust is a business development company sub-advised by KAM. By December 31, 2018, the capital in the Corporate Capital Trust vehicle may have an indefinite duration.

(7)                      Strategic Capital Funds is a fixed income hedge fund managed by KAM. We do not earn an incentive fee or carried interest on the assets managed through Strategic Capital Funds, which are currently in managed wind down.

Capital Markets and Principal Activities

Our Capital Markets and Principal Activities segment combines KKR’s principal assets with our global capital markets business. Our capital markets business, which includes approximately 30 executives, supports our firm, our portfolio companies and select third-party clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. When our capital markets business underwrites an offering of securities or a loan, it commits to buy and sell an issue of securities or principal amount of indebtedness, and earns fees by purchasing those securities or indebtedness at a discount. In a syndication, this business earns a fee for arranging transactions and placing securities or indebtedness. To allow us to carry out these activities, we are registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East.

In addition, through MerchCap Solutions LLC (formerly known as KKR-SPC Merchant Advisors LLC), we seek to provide certain capital markets services to mid-market and sponsor-backed companies as well as principal investments to support client needs.

KKR’s principal assets, which include investments in our investment funds and co-investments in certain portfolio companies of such funds, provide us with a significant source of capital to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our fund investors and other stakeholders. The majority of principal assets consist of assets we acquired in the KPE Transaction. We believe that the market experience and skills of professionals in our capital markets business and the investment expertise of professionals in our Private Markets and Public Markets segments will allow us to continue to grow and diversify this asset base over time.

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia-Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the success of the investments we make as well as our ability to exit these investments profitably and to make new investments.  While certain economies have experienced moderate expansion in 2013, the current global economic environment remains uncertain. Within Europe, there is a divergence between growth in Germany, and growth in other countries, which remain slow or negative.  Overall, Europe has experienced negative growth trends as sovereign debt concerns have affected consumer and business behavior which has pushed the region into recession.  Fiscal deficits and the levels of government debt in a number of European countries have led to substantial increases in sovereign borrowing costs, stresses in the European banking system, and associated reductions in the availability of credit and economic activity in the euro area. Ongoing austerity and deleveraging in the developed world are likely to persist in the near-term, which may lead to increased volatility in the global capital markets and pose downside risk to the economic outlook. While a number of policy actions have been taken which seek to address the European sovereign debt crisis, if one or more Eurozone members were to leave the Eurozone, the functioning of Europe’s single market currency could be undermined which would cause a deeper and more damaging impact on the global economy. Growth in Asian economies is mixed. For example, the rate of real gross domestic product growth in China remains lower compared to the pace of growth in prior years. While low inflation has allowed Chinese authorities to ease monetary conditions, rising commodities prices could cause the central bank in China to tighten monetary policy which could further impair growth. The U.S. economy has returned to moderate growth in early 2013 following a slight contraction in the fourth quarter of 2012, but continues to be restrained by various headwinds. For example, while unemployment has declined, the unemployment rate remains elevated and consumer and business spending has been cautious. In the wake of recent fiscal tightening in the U.S., U.S. consumers could further retrench spending, and while central banks around the world adopt quantitative easing, the U.S. dollar could continue to appreciate, which could impact U.S. corporate profitability as well as curtail U.S. growth.  In light of the weakness in the global economy, sluggish domestic growth and fiscal uncertainty, many of our portfolio companies remain cautious with respect to investments and hiring and have lower expectations for near term growth. Moreover, the level of transaction activity has been volatile, and reduced levels of transaction activity tend to result in a reduced amount of transaction fees and potential future investment gains.

In addition to economic conditions, global equity markets also have a substantial effect on our financial condition and results of operations, as equity prices, which have been and may continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value of our investments that do not have readily observable market prices. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains. For example in the second quarter of 2013, we were able to complete a secondary sale of common shares of Dollar General Corporation (NYSE:DG).

Notwithstanding the trends described above, global equity markets rose during the quarter ended March 31, 2013, with the S&P 500 Index up 10.6% and the MSCI World Index up 7.9%. Volatility decreased during the quarter ended March 31, 2013 as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, beginning the quarter at 18.0 and ending at 12.7 on March 31, 2013. The below-investment grade credit markets also appreciated, with the S&P/LSTA Leveraged Loan Index and the BofA Merrill Lynch High Yield Master II Index increasing 2.1% and 2.9% during the three months ended March 31, 2013, respectively.

Conditions in global credit markets also have a substantial effect on our financial condition and results of operations. We rely on the ability of our funds to obtain committed debt financing on favorable terms in order to complete new private equity and other transactions. Similarly, our portfolio companies regularly require access to the global credit markets in order to obtain financing for their operations and to refinance or extend the maturities of their outstanding indebtedness. To the extent that conditions in the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance and valuations of those portfolio companies and, therefore, our investment returns on our funds. In addition, during economic downturns or periods of slow economic growth, the inability to refinance or extend the maturities of portfolio company debt (and thereby extend our investment holding period) may hinder our ability to realize investment gains from these portfolio companies when economic conditions improve. Credit markets can also impact valuations. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those investments that had a readily observable market price. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

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

Finally, conditions in commodity markets impact the performance of our portfolio companies in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors.  If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase or suffer from a decline in commodity prices. In particular, our Private Markets portfolio contains several real assets investments whose values are influenced by natural gas and oil prices. While as of the quarter ended March 31, 2013 as compared to the quarter ended December 31, 2012, natural gas and oil prices have risen or remained flat, in periods where such prices decline, the valuations of these real assets investments in Private Markets would also generally decrease.  Furthermore, as we make additional investments in oil and gas companies and assets, the value of our portfolio may become increasingly sensitive to oil and gas prices.

Basis of Accounting

The consolidated financial statements, referred to hereafter as our “financial statements,” include the accounts of KKR’s management and capital markets companies, the general partners of certain unconsolidated funds, general partners of consolidated funds and their respective consolidated funds and certain other entities.

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of March 31, 2013 our Private Markets segment included eleven consolidated investment funds and fourteen unconsolidated co-investment vehicles. Our Public Markets segment included eleven consolidated investment vehicles and 46 unconsolidated vehicles.

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

All KKR principals and other employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain of KKR’s principals are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because KKR principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal’s vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

With respect to KKR’s active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. For the purpose of the discussion under “—Consolidated Results of Operations,” these amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation and benefits expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations. However, for the purposes of the discussion under “—Segment Analysis” carry pool allocations are recorded as a component of Investment Income (Loss).

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

Dividend Income

Dividend income consists primarily of distributions that investment funds receive from portfolio companies in which they invest. Dividend income is recognized primarily in connection with (i) dispositions of operations by portfolio companies, (ii) distributions of excess cash generated from operations from portfolio companies and (iii) other significant refinancing’s undertaken by portfolio companies.

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

Income Taxes

The KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities, in some cases, are subject to New York City unincorporated business taxes, or non-U.S. income taxes. Furthermore, we hold our interest in one of the KKR Group Partnerships through KKR Management Holdings Corp., which is treated as a corporation for U.S. federal income tax purposes, and certain other wholly-owned subsidiaries of the KKR Group Partnerships are treated as corporations for U.S. federal income tax purposes. Accordingly, such wholly-owned subsidiaries of KKR, including KKR Management Holdings Corp., and of the KKR Group Partnerships, are subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR’s share of this income is reflected in the financial statements. We also generate certain interest income to our unitholders and interest deductions to KKR Management Holdings Corp., as a result of a 2011 recapitalization of KKR Management Holdings Corp.

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

Segment Operating and Performance Measures

The segment key performance measures that follow are used by management in making operating and resource deployment decisions as well as assessing the overall performance of each of KKR’s reportable business segments. The reportable segments for KKR’s business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings L.P. and as such represent the business in total. In addition, KKR’s reportable segments are presented without giving effect to the consolidation of the funds that KKR manages.

Certain of the following financial measures in this report are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR’s businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within “Financial Statements and Supplementary Data—Note 12. Segment Reporting” and later in this report under “— Segment Book Value.”

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

Economic Net Income (Loss) (“ENI”)

Economic net income (loss) is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR’s businesses inclusive of investment income and carried interest. ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations and management fee refunds; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Assets Under Management (“AUM”)

Assets under management represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR’s capital raising activities and the overall activity in its investment funds and vehicles. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s fixed income products; (iv) the value of outstanding structured finance vehicles; and (v) the fair value of other assets managed by KKR. KKR’s definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

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

Committed Dollars Invested

Committed dollars invested is the aggregate amount of capital commitments that have been invested by KKR’s investment funds and carry-yielding co-investment vehicles and is used as a measure of investment activity for KKR and its business segments during a given period. We believe this measure is useful to unitholders as it provides additional insight into KKR’s investment of committed capital. Such amounts include: (i) capital invested by fund investors and fund co-investors with respect to which KKR is entitled to a fee or carried interest and (ii) capital invested by KKR’s investment funds and vehicles.

Syndicated Capital

Syndicated capital is the aggregate amount of debt or equity capital in transactions originated by KKR investment funds and vehicles, which has been distributed to third parties in exchange for a fee. It does not include capital committed to such transactions by carry-yielding co-investment vehicles, which is instead reported in committed dollars invested. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR’s Capital Markets and Principal Activities segment and across its investment platform.

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

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR’s liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR’s available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of March 31, 2013, we had cash and short-term investments on a segment basis of $1,996.3 million. Excluding $495.6 million of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of $1,500.7 million as of March 31, 2013.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2013 and 2012. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Revenues
Fees	$151,240	$116,307

Expenses
Compensation and Benefits	331,121	372,410
Occupancy and Related Charges	14,521	15,197
General, Administrative and Other	93,688	57,651
Total Expenses	439,330	445,258

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,269,817	3,086,865
Dividend Income	39,469	172,939
Interest Income	109,369	76,199
Interest Expense	(23,023)	(18,005)
Total Investment Income (Loss)	2,395,632	3,317,998

Income (Loss) Before Taxes	2,107,542	2,989,047

Income Taxes	9,356	17,072

Net Income (Loss)	2,098,186	2,971,975
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	24,623	5,272
Net Income (Loss) Attributable to Noncontrolling Interests	1,880,124	2,776,267
Net Income (Loss) Attributable to KKR & Co. L.P.	$193,439	$190,436

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Fees

Fees were $151.2 million for the three months ended March 31, 2013, an increase of $34.9 million, compared to fees of $116.3 million for the three months ended March 31, 2012. The net increase was primarily due to an increase in management fees of $20.8 million, an increase in gross monitoring fees of $10.2 million and an increase in incentive fees of $9.2 million. These increases were partially offset by a $5.2 million decrease in transaction fees. The increase in management fees was primarily the result of the acquisition of Prisma as well as new capital raised primarily in our Public Markets segment. The increase in gross monitoring fees was primarily the result of an increase in recurring monitoring fees of $6.2 million due to the acquisition of new portfolio companies and the disposition of other portfolio companies resulting in an increase in average size of the fee. During the three months ended March 31, 2013, we had 38 portfolio companies that were paying an average monitoring fee of $0.8 million compared with 38 portfolio companies that were paying an average monitoring fee of $0.7 during the three months ended March 31, 2012. The increase in incentive fees is due primarily to an increase in incentive fees received from KFN, resulting from a higher level of income when compared to the prior period, and to a lesser extent incentive fees earned in connection with hedge fund solutions platforms during the three months ended March 31, 2013, which was not part of the KKR platform during the three months ended March 31, 2012. The decrease in transaction fees was primarily driven by a $10.5 million decrease in our capital markets business due to a lower level of syndicated equity for the three months ended March 31, 2013, and to a lesser extent smaller overall transaction sizes.  The transaction fees we receive generally depends on the amount of capital our funds and other vehicles deploy and also the amount of capital our capital markets business syndicates. This decrease was partially offset by an increase in the number of transaction fee-generating investments completed in our Private Markets segment. During the three months ended March 31, 2013, there were six transaction fee-generating investments with a total combined transaction value of approximately $0.8 billion compared to two transaction fee-generating investments with a total combined transaction value of approximately $1.2 billion during the three months ended March 31, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.

Expenses

Expenses were $439.3 million for the three months ended March 31, 2013, a decrease of $6.0 million, compared to $445.3 million for the three months ended March 31, 2012. The decrease was primarily due to a net decrease in compensation and benefits of $41.3 million, partially offset by an increase in other operating expenses of $36.0 million. The net decrease in compensation and benefits is due primarily to (i) lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition, (ii) lower carry pool allocations as a result of the recognition of a lower level of carried interest during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, partially offset by (iii) an increase in cash-based compensation as a result of the Prisma acquisition and increased headcount and (iv) higher equity-based compensation relating to additional equity grants under the Equity Incentive Plan. The increase in other operating expenses was primarily due to the acquisition of Prisma and a $12.5 million non-recurring litigation expense for the three months ended March 31, 2013.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $2.3 billion for the three months ended March 31, 2013, a decrease of $0.8 billion, compared to $3.1 billion for the three months ended March 31, 2012. The decrease was primarily driven by a lower level of net appreciation in our private equity portfolio in the current period when compared to the prior period. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Private Equity Investments	$1,907,727	$3,082,645
Other Net Gains (Losses) from Investment Activities	362,090	4,220
Net Gains (Losses) from Investment Activities	$2,269,817	$3,086,865

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

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Realized Gains	$891,927	$527,976
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(737,696)	(465,844)
Realized Losses	—	—
Unrealized Gains from Sales of Investments and Realization of Losses (b)	—	—
Unrealized Gains from Changes in Fair Value	2,382,138	3,257,845
Unrealized Losses from Changes in Fair Value	(628,642)	(237,332)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$1,907,727	$3,082,645

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

The most significant driver of net gains (losses) from investment activities for the three months ended March 31, 2013 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.9 billion, $0.5 billion and $0.2 billion in our 2006

Fund, Millennium Fund and Asian Fund, respectively. Approximately 52% of the net change in value for the three months ended March 31, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc. (NYSE: HCA), The Nielsen Company B.V. (NYSE: NLSN), NXP Semiconductors N.V. (NASDAQ: NXPI) and Dollar General Corporation, partially offset by a decrease relating to Far East Horizon Ltd. (HK: 3360). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH (healthcare sector), Academy Sports and Outdoors (retail sector) and Intelligence Ltd. (services sector). The increased valuations, in the aggregate, generally related to an increase in (i) the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, largely due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflects the valuation of an agreement to sell the investment that was executed in March 2013. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S. (transportation sector), U.S. Foods (retail sector) and A.T.U Auto-Teile-Unger (retail sector). The decreased valuations are generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant driver of net gains (losses) from investment activities for the three months ended March 31, 2012 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $1.1 billion, $0.5 billion, $0.5 billion and $0.4 billion in our 2006 Fund, Millennium Fund, European Fund II and Asian Fund, respectively. Approximately 49% of the net change in value for the three months ended March 31, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in NXP Semiconductors N.V., HCA, Inc. and Dollar General Corporation, partially offset by decreases in TDC A/S (OMX: TDC) and Far East Horizon Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to First Data Corp. (financial services sector), Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence Ltd. The increased valuations, in the aggregate, generally related to individual company performance as well as increase in market comparables. The unrealized gains on our private portfolio were partially offset by unrealized losses on Energy Future Holdings Corp. (energy sector) and Del Monte Foods Company (consumer products sector). The decreased valuations are generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

Dividend income was $39.5 million for the three months ended March 31, 2013, a decrease of $133.4 million, compared to dividend income of $172.9 million for the three months ended March 31, 2012.  During the three months ended March 31, 2013, we received $30.2 million of dividends from Santander Consumer USA (financial services sector) and an aggregate of $9.3 million of dividends from other investments. During the three months ended March 31, 2012, we received $168.9 million of dividends from HCA, Inc. and an aggregate of $4.0 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends and may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $109.4 million for the three months ended March 31, 2013, an increase of $33.2 million, compared to $76.2 million for the three months ended March 31, 2012. The increase primarily reflects a net increase in the level of fixed income instruments in our Public Markets investment vehicles.

Interest Expense

Interest expense was $23.0 million for the three months ended March 31, 2013, an increase of $5.0 million, compared to $18.0 million for the three months ended March 31, 2012. The increase was primarily due to an increase in debt obligations in connection with the issuance of our 2043 Senior Notes on February 1, 2013.

Income (Loss) Before Taxes

Due to the factors described above, principally a lower level of net gains from investment activities, income before taxes was $2.1 billion for the three months ended March 31, 2013, a decrease of $0.9 billion, compared to income before taxes of $3.0 billion for the three months ended March 31, 2012.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests was $24.6 million for the three months ended March 31, 2013, an increase of $19.3 million, compared to $5.3 million for the three months ended March 31, 2012. The increase primarily reflects an increase in the investment values of investment vehicles that allow for redemptions by their limited partners.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $1.9 billion for the three months ended March 31, 2013, a decrease of $0.9 billion, compared to $2.8 billion for the three months ended March 31, 2012. The decrease was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three months ended March 31, 2013 and 2012. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Results” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$106,605	$106,912
Incentive Fees	—	—
Management and Incentive Fees	106,605	106,912
Monitoring and Transaction Fees:
Monitoring Fees	32,068	25,822
Transaction Fees	16,412	11,667
Fee Credits	(21,009)	(17,706)
Net Monitoring and Transaction Fees	27,471	19,783
Total Fees	134,076	126,695
Expenses
Compensation and Benefits	48,001	44,486
Occupancy and Related Charges	11,425	12,805
Other Operating Expenses	33,942	31,675
Total Expenses	93,368	88,966
Fee Related Earnings	40,708	37,729
Investment Income (Loss)
Realized Carried Interest	88,167	74,878
Unrealized Carried Interest	310,799	379,627
Gross Carried Interest	398,966	454,505
Less: Allocation to KKR Carry Pool	(161,344)	(185,562)
Less: Management Fee Refunds	(9,216)	(40,708)
Net Carried Interest	228,406	228,235
Other Investment Income (Loss)	(2,035)	1,652
Total Investment Income (Loss)	226,371	229,887
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	267,079	267,616
Income (Loss) Attributable to Noncontrolling Interests	398	2,296
Economic Net Income (Loss)	$266,681	$265,320
Assets Under Management	$50,340,400	$45,986,400
Fee Paying Assets Under Management	$41,218,000	$37,974,800
Committed Dollars Invested	$598,500	$576,200
Uncalled Commitments	$14,560,900	$9,596,700

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Fees

Fees were $134.1 million for the three months ended March 31, 2013, an increase of $7.4 million, compared to fees of $126.7 million for the three months ended March 31, 2012. The net increase was primarily due to an increase in monitoring fees of $6.2 million and an increase in transaction fees of $4.7 million, partially offset by an increase in fee credits of $3.3 million. The increase in monitoring fees was the result of the acquisition of new portfolio companies and the disposition of other portfolio companies resulting in an increase in the average size of the fee. During the three months ended March 31, 2013, we had 38 portfolio companies that were paying an average monitoring fee of $0.8 million compared with 38 portfolio companies that were paying an average monitoring fee of $0.7 million during the three months ended March 31, 2012.  The increase in gross transaction fees was primarily the result of an increase in the number of fee-generating investments completed. In the three months ended March 31, 2013, there were six transaction fee-generating investments with a total combined transaction value of approximately $0.8 billion compared to two transaction fee-generating investments with a combined transaction value of approximately $1.2 billion during the three months ended March 31, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.  As of March 31, 2013, FPAUM excluded approximately $4.8 billion relating to KKR Asian Fund II, $0.9 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.4 billion in connection with other infrastructure, natural resources and private equity funds and co-investment vehicles for which we are currently not earning management fees. The addition of these vehicles in future periods will be accretive to our fees. Subsequent to March 31, 2013, our KKR Asian Fund entered its post-investment period with a lower management fee. However, the KKR Asian Fund II will be included in our FPAUM beginning in the second quarter of 2013 and will begin to earn management fees.

Expenses

Expenses were $93.4 million for the three months ended March 31, 2013, an increase of $4.4 million, compared to expenses of $89.0 million for the three months ended March 31, 2012. The increase was primarily the result of an increase in compensation and benefits in connection with increased headcount and an increase in other operating expenses, reflecting a higher level of broken deal expenses, due to increased transaction activity.

Fee Related Earnings

Fee related earnings were $40.7 million for the three months ended March 31, 2013, an increase of $3.0 million, compared to fee related earnings of $37.7 million for the three months ended March 31, 2012. The increase was due to the increase in fees, partially offset by the increase in expenses as described above.

Investment Income (Loss)

Investment income was $226.4 million for the three months ended March 31, 2013, a decrease of $3.5 million, compared to investment income of $229.9 million for the three months ended March 31, 2012. The decrease was due primarily to foreign exchange losses in other investment income relating to foreign denominated management fees for the three months ended March 31, 2013.

The following table presents the components of net carried interest for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Realized Carried Interest	$88,167	$74,878
Unrealized Carried Interest	310,799	379,627
Gross Carried Interest	398,966	454,505
Less: Allocation to KKR Carry Pool	(161,344)	(185,562)
Less: Management Fee Refunds	(9,216)	(40,708)
Net Carried Interest	$228,406	$228,235

Realized carried interest for the three months ended March 31, 2013 consisted primarily of realized gains from partial sales of HCA, Inc. and Jazz Pharmaceuticals, Inc. (NYSE: JAZZ).

Realized carried interest for the three months ended March 31, 2012 consisted primarily of realized gains from the sale of our remaining interest in Legrand Holdings S.A. (ENXTPA: LR) and a partial sale of Jazz Pharmaceuticals, Inc.

The following table presents net unrealized carried interest by investment vehicle for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)

2006 Fund	$178,855	$210,035
Asian Fund	44,495	84,117
European Fund III	33,363	22,083
European Fund II	29,363	—
Co-Investment Vehicles and Other	17,429	23,892
Millennium Fund	5,122	47,794
E2 Investors	2,153	9,537
European Fund	19	(18,129)
China Growth Fund	—	298
Total (a)	$310,799	$379,627

(a)                                 The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented, which for the three months ended March 31, 2013, consisted of the North America Fund XI.

For the three months ended March 31, 2013, the unrealized carried interest of $310.8 million included $378.5 million primarily reflecting net increases in the value of various portfolio companies which were partially offset by $67.7 million of reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

Increased share prices of various publicly held investments comprised approximately 52% of the net increase in value, the most significant of which were gains on HCA, Inc., The Nielsen Company B.V., NXP Semiconductors N.V. and Dollar General Corporation. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which was Far East Horizon Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence Ltd. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S., U.S. Foods and A.T.U Auto-Teile-Unger. The increased valuations, in the aggregate, generally related to an increase (i) in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots, largely due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflects the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains resulted primarily from the partial sales of HCA, Inc. and Jazz Pharmaceuticals, Inc.

For the three months ended March 31, 2012, the net unrealized carried interest of $379.6 million included $449.4 million primarily reflecting net increases in the value of various portfolio companies which were partially offset by $69.8 million of reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

Increased share prices of various publicly held investments comprised approximately 44% of the net increase in value, the most significant of which were gains on Dollar General Corporation, HCA, Inc., NXP Semiconductors N.V. and Ma Anshan Modern Farming Co. (HK:1117). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which was Far East Horizon Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation, Academy Sports and Outdoors, Intelligence Ltd. and Alliance Boots GmbH. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Energy Future Holdings Corp. and Del Monte Foods Company. The increased valuations, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains resulted primarily from the sale of Legrand Holdings S.A. and the partial sale of Jazz Pharmaceuticals, Inc.

Management fee refunds amounted to $9.2 million for the three months ended March 31, 2013, a decrease of $31.5 million, as compared to $40.7 million for the three months ended March 31, 2012. The decrease in management fee refunds primarily reflects an increased level of accrued carried interest in European Fund III in the first quarter of 2012 which triggered the recognition of a higher level of management fee refunds in the prior period.

Economic Net Income

Economic net income in our Private Markets segment was $266.7 million for the three months ended March 31, 2013, an increase of $1.4 million, compared to economic net income of $265.3 million for the three months ended March 31, 2012. The increase in fees described above was the primary contributor to the period over period increase in economic net income, partially offset by the increase in expenses and the decrease in investment income.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2012 to March 31, 2013:

($ in thousands)
December 31, 2012	$49,127,600
New Capital Raised	967,200
Distributions	(1,832,000)
Foreign Exchange	(23,600)
Change in Value	2,101,200
March 31, 2013	$50,340,400

AUM for the Private Markets segment was $50.3 billion at March 31, 2013, an increase of $1.2 billion, compared to $49.1 billion at December 31, 2012. The increase was primarily attributable to appreciation in the market value of our private equity portfolio of $2.1 billion and new capital raised of $1.0 billion, which was partially offset by $1.8 billion in distributions in our private equity portfolio companies comprised of $0.9 billion of realized gains and $0.9 billion of return of original cost.

The net unrealized investment gains in our Private Markets portfolio were driven primarily by net unrealized gains of $0.9 billion, $0.5 billion and $0.2 billion in our 2006 Fund, Millennium Fund and Asian Fund, respectively. Approximately 52% of the net change in value for the three months ended March 31, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., The Nielsen Company B.V., NXP Semiconductors N.V. and Dollar General Corporation, partially offset by decreases relating to Far East Horizon Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence Ltd. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S., U.S. Foods and A.T.U Auto-Teile-Unger. The increased valuations, in the aggregate, generally related to an increase (i) in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots, largely due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflects the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

As of March 31, 2013, our AUM excluded approximately $5 billion relating to KKR Asian Fund II, $0.9 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.4 billion in connection with other infrastructure, natural resources and private equity funds and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2012 to March 31, 2013:

($ in thousands)
December 31, 2012	$41,173,000
New Capital Raised	961,800
Distributions	(841,100)
Foreign Exchange	(103,700)
Change in Value	28,000
March 31, 2013	$41,218,000

FPAUM in our Private Markets segment was $41.2 billion at March 31, 2013, unchanged from December 31, 2012.  New capital raised was offset by distributions to the limited partners of our Private Markets portfolio arising from realizations and unfavorable changes in foreign exchange related to euro-denominated commitments and invested capital.

Committed Dollars Invested

Committed dollars invested were $0.6 billion for the three months ended March 31, 2013, unchanged from the three months ended March 31, 2012.

Uncalled Commitments

As of March 31, 2013, our Private Markets Segment had $14.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$46,358	$21,731
Incentive Fees	18,849	9,670
Management and Incentive Fees	65,207	31,401
Monitoring and Transaction Fees:
Monitoring Fees	—	—
Transaction Fees	3,106	2,422
Fee Credits	(2,056)	(1,637)
Net Monitoring and Transaction Fees	1,050	785
Total Fees	66,257	32,186
Expenses
Compensation and Benefits	19,700	11,382
Occupancy and Related Charges	1,542	1,418
Other Operating Expenses	7,826	3,977
Total Expenses	29,068	16,777
Fee Related Earnings	37,189	15,409
Investment Income (Loss)
Realized Carried Interest	—	—
Unrealized Carried Interest	20,399	14,859
Gross Carried Interest	20,399	14,859
Less: Allocation to KKR Carry Pool	(8,160)	(5,944)
Less: Management Fee Refunds	—	—
Net Carried Interest	12,239	8,915
Other Investment Income (Loss)	62	(23)
Total Investment Income (Loss)	12,301	8,892
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	49,490	24,301
Income (Loss) Attributable to Noncontrolling Interests	355	431
Economic Net Income (Loss)	$49,135	$23,870
Assets Under Management	$27,913,000	$16,306,200
Fee Paying Assets Under Management	$21,236,100	$9,251,700
Committed Dollars Invested	$164,900	$206,200
Uncalled Commitments	$1,646,400	$1,418,400

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Fees

Fees were $66.3 million for the three months ended March 31, 2013, an increase of $34.1 million, compared to fees of $32.2 million for the three months ended March 31, 2012. The increase is primarily attributable to an increase in management fees of $24.6 million and incentive fees of $9.2 million. The increase in management fees is due primarily to the acquisition of Prisma and to a lesser extent new capital raised. The increase in incentive fees is due primarily to an increase in incentive fees received from KFN resulting from a higher level of income when compared to the prior period and to a lesser extent incentive fees from our hedge fund solutions platforms, which was not part of the KKR platform during the three months ended March 31, 2012.

Expenses

Expenses were $29.1 million for the three months ended March 31, 2013, an increase of $12.3 million, compared to expenses of $16.8 million for the three months ended March 31, 2012. The increase across all expense categories was primarily due to the acquisition of Prisma and to a lesser extent an increase reflecting the continued expansion of our Public Markets business.

Fee Related Earnings

Fee related earnings were $37.2 million for the three months ended March 31, 2013, an increase of $21.8 million, compared to fee related earnings of $15.4 million for the three months ended March 31, 2012. The increase was primarily attributable to the increase in fees, partially offset by the increase in expenses, as described above.

Investment Income (Loss)

Investment income was $12.3 million for the three months ended March 31, 2013, an increase of $3.4 million compared to investment income of $8.9 million for the three months ended March 31, 2012. The increase is primarily attributable to higher net carried interest resulting from an increase in the net asset values of certain carry-eligible investment vehicles.

Economic Net Income (Loss)

Economic net income was $49.1 million for the three months ended March 31, 2013, an increase of $25.2 million, compared to economic net income of $23.9 million for the three months ended March 31, 2012. The increase is attributable to the increase in both fee related earnings as well as investment income as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2012 to March 31, 2013:

($ in thousands)
December 31, 2012	$26,399,900
New Capital Raised	1,531,500
Distributions	(334,000)
Redemptions	(345,700)
Change in Value	661,300
March 31, 2013	$27,913,000

AUM in our Public Markets segment totaled $27.9 billion at March 31, 2013, an increase of $1.5 billion compared to AUM of $26.4 billion at December 31, 2012. The increase for the period was primarily due to $1.5 billion of new capital raised and a $0.7 billion increase in the net asset value of certain investment vehicles. These increases were partially offset by $0.7 billion of distributions and redemptions from certain investment vehicles.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2012 to March 31, 2013:

($ in thousands)
December 31, 2012	$19,673,000
New Capital Raised	1,531,300
Distributions	(190,800)
Redemptions	(345,700)
Change in Value	568,300
March 31, 2013	$21,236,100

FPAUM in our Public Markets segment was $21.2 billion at March 31, 2013, an increase of $1.5 billion compared to FPAUM of $19.7 billion at December 31, 2012. The increase was primarily due to $1.5 billion of new capital raised and a $0.6 billion increase in the net asset value of certain investment vehicles, partially offset by $0.6 billion of distributions and redemptions from certain investment vehicles.

Committed Dollars Invested

Committed dollars invested were $164.9 million for the three months ended March 31, 2013, a decrease of $41.3 million, compared to committed dollars invested of $206.2 million for the three months ended March 31, 2012. The decrease was due to a decrease in transactions closed during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Uncalled Commitments

As of March 31, 2013, our Public Markets segment had $1.6 billion of uncalled capital commitments that could be called for investments in new transactions.

Capital Markets and Principal Activities Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—
Incentive Fees	—	—
Management and Incentive Fees	—	—
Monitoring and Transaction Fees:
Monitoring Fees	—	—
Transaction Fees	20,781	30,209
Fee Credits	—	—
Net Monitoring and Transaction Fees	20,781	30,209
Total Fees	20,781	30,209
Expenses
Compensation and Benefits	7,461	6,856
Occupancy and Related Charges	355	238
Other Operating Expenses	2,862	2,897
Total Expenses	10,678	9,991
Fee Related Earnings	10,103	20,218
Investment Income (Loss)
Realized Carried Interest	—	—
Unrealized Carried Interest	—	—
Gross Carried Interest	—	—
Less: Allocation to KKR Carry Pool	—	—
Less: Management Fee Refunds	—	—
Net Carried Interest	—	—
Other Investment Income (Loss)	322,171	418,278
Total Investment Income (Loss)	322,171	418,278
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	332,274	438,496
Income (Loss) Attributable to Noncontrolling Interests	348	484
Economic Net Income (Loss)	$331,926	$438,012

Syndicated Capital	$61,000	$250,600

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Fees

Fees were $20.8 million for the three months ended March 31, 2013, a decrease of $9.4 million, compared to fees of $30.2 million for the three months ended March 31, 2012.  While we completed a greater number of capital markets transactions in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, transaction fees decreased primarily due to a lower level of syndicated equity for the three months ended March 31, 2013, and to a lesser extent smaller overall transaction sizes. Overall, we completed 32 capital markets transactions for the three months ended March 31, 2013 of which 3 represented equity offerings and 29 represented debt offerings, as compared to 25 transactions for the three months ended March 31, 2012 of which 4 represented equity offerings and 21 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $10.7 million for the three months ended March 31, 2013, an increase of $0.7 million, compared to expenses of $10.0 million for the three months ended March 31, 2012. The increase was primarily due to a $0.6 million increase in compensation and benefits expense relating primarily to increased headcount.

Fee Related Earnings

Fee related earnings were $10.1 million for the three months ended March 31, 2013, a decrease of $10.1 million, compared to fee related earnings of $20.2 million for the three months ended March 31, 2012. This decrease was primarily related to the decrease in fees as described above.

Investment Income (Loss)

Investment income was $322.2 million for the three months ended March 31, 2013, a decrease of $96.1 million, compared to investment income of $418.3 million for the three months ended March 31, 2012. The following table reflects the components of investment income (loss) for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Net Realized Gains (Loss)	$153,627	$12,001
Net Unrealized Gains (Loss)	169,015	365,660
Dividend Income	6,786	39,013
Interest Income	8,976	11,536
Interest Expense	(16,233)	(9,932)
Other Investment Income (Loss)	$322,171	$418,278

While the fair value of our principal investments increased during the first quarter of 2013, the level of appreciation was lower than in the comparable period of 2012.

For the three months ended March 31, 2013, net realized gains were comprised of realized gains from the sale of private equity investments, including the partial sale of HCA, Inc., The Nielsen Company B.V. and NXP Semiconductors N.V.  The net unrealized gains related primarily to increases in the value of various private equity investments, most notably HCA, Inc., NXP Semiconductors N.V., The Nielsen Company B.V., Alliance Boots GmbH and Dollar General Corporation. For further discussion of private equity valuation changes, refer to “— Private Markets Segment.”

For the three months ended March 31, 2012, net realized gains were comprised of $16.1 million of realized gains from the sale of private equity investments, including the sale of our remaining interest in Legrand Holdings S.A., as well as the partial sale of Jazz Pharmaceuticals, Inc.  These realized gains were partially offset by $4.1 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably NXP Semiconductors N.V., Dollar General Corporation, HCA, Inc., Alliance Boots GmbH and First Data Corporation, partially offset by unrealized losses on Energy Future Holdings Corp. For further discussion of private equity valuation changes, refer to “— Private Markets Segment.”

Economic Net Income (Loss)

Economic net income was $331.9 million for the three months ended March 31, 2013, a decrease of $106.1 million, compared to economic net income of $438.0 million for the three months ended March 31, 2012. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income.

Syndicated Capital

Syndicated Capital was $61.0 million for the three months ended March 31, 2013, a decrease of $189.6 million compared to syndicated capital of $250.6 million for the three months ended March 31, 2012. The decrease is primarily due to fewer private equity syndication transactions as well as lower overall transaction sizes when compared to the three months ended March 31, 2012, as discussed under “—Fees” above.

Segment Book Value

The following table presents our segment statement of financial condition as of March 31, 2013:

	As of March 31, 2013
	($ in thousands, except per unit amounts)
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments

Cash and short-term investments	$224,496	$20,132	$1,751,709	$1,996,337
Investments	—	—	4,634,383	4,634,383
Unrealized carry	897,747	37,178	—	934,925
Other assets	256,193	325,903	72,378	654,474
Total assets	$1,378,436	$383,213	$6,458,470	$8,220,119

Debt obligations	$—	$—	$1,000,000	$1,000,000
Other liabilities	88,962	23,300	18,961	131,223
Total liabilities	88,962	23,300	1,018,961	1,131,223

Noncontrolling interests	1,444	801	18,259	20,504

Book value	$1,288,030	$359,112	$5,421,250	$7,068,392

Book value per adjusted unit	$1.80	$0.50	$7.59	$9.89

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding to Adjusted Units and KKR & Co. L.P. Partners’ Capital to Book Value:

As of
March 31, 2013
GAAP Common Units Outstanding - Basic	261,781,303
Unvested Common Units(a)	27,919,623
GAAP Common Units Outstanding - Diluted	289,700,926
Adjustments:
KKR Holdings Units(b)	424,979,965
Adjusted Units	714,680,891

As of
March 31, 2013

KKR & Co. L.P. partners’ capital	$2,156,069

Noncontrolling interests held by KKR Holdings L.P.	4,950,914

Equity impact of KKR Management Holdings Corp. and other	(38,591)

Book value	7,068,392

Adjusted units	714,680,891

Book value per adjusted unit	$9.89

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

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other principal assets; (iii) funding capital commitments that we have made to our funds, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our fund investors and unitholders; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2013, we had cash and short-term investments on a segment basis of $1,996.3 million.

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

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments’ fair value. As of March 31, 2013, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds’ limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event.

As of March 31, 2013, netting holes existed at certain of our private equity funds, the most significant of which were our European Fund II and European Fund III which had netting holes of approximately $716 million and $117 million, respectively. In addition, our domestic 2006 Fund partnership had a netting hole of approximately $33 million. Subsequent to March 31, 2013, we exited our investment in BMG Rights Management GmbH and completed a secondary offering for Dollar General Corporation.  Pro forma for these events, and assuming all other fair values were to remain the same as of March 31, 2013, the netting holes in our European Fund III and our domestic 2006 Fund partnership would be reduced to zero.  Consequently, such funds would be in position to pay cash carry upon a profitable realization event assuming all other fair values remain unchanged as of March 31, 2013. However, in accordance with the criteria set forth above, these and other funds currently in position to pay cash carry may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

For the three months ended March 31, 2013, there were no borrowings made, and as of March 31, 2013, no borrowings were outstanding under either of the revolving credit agreements described below, except for a letter of credit under the Corporate Credit Agreement described further below. We may, however, utilize these facilities prospectively in the normal course of our operations.

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

Senior Notes

•                  On September 29, 2010, KKR Group Finance Co. LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 6.375% Senior Notes (the “2020 Senior Notes”), which were issued at a price of 99.584%. The 2020 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on September 29, 2020, unless earlier redeemed or repurchased. The 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The 2020 Senior Notes bear interest at a rate of 6.375% per annum, accruing from September 29, 2010. Interest is payable semi-annually in arrears on March 29 and September 29 of each year.

The indenture, as supplemented by a first supplemental indenture, relating to the 2020 Senior Notes includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2020 Senior Notes may declare the 2020 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2020 Senior Notes and any accrued and unpaid interest on the 2020 Senior Notes automatically becomes due and payable. All or a portion of the 2020 Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2020 Senior Notes. If a change of control repurchase event occurs, the 2020 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2020 Senior Notes repurchased plus any accrued and unpaid interest on the 2020 Senior Notes repurchased to, but not including, the date of repurchase.

•                  On February 1, 2013, KKR Group Finance Co. II LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.50% Senior Notes (the “2043 Senior Notes”), which were issued at a price of 98.856%. The 2043 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on February 1, 2043, unless earlier redeemed or repurchased. The 2043 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The 2043 Senior Notes bear interest at a rate of 5.50% per annum, accruing from February 1, 2013. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.

The indenture, as supplemented by a first supplemental indenture, relating to the 2043 Senior Notes includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2043 Senior Notes may declare the 2043 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2043 Senior Notes and any accrued and unpaid interest on the 2043 Senior Notes automatically becomes due and payable. All or a portion of the 2043 Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2043 Senior Notes. If a change of control repurchase event occurs, the 2043 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2043 Senior Notes repurchased plus any accrued and unpaid interest on the 2043 Senior Notes repurchased to, but not including, the date of repurchase.

Common Units

•                  On March 27, 2012, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 1,500,000 common units of KKR & Co. L.P. to generate cash proceeds up to (i) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (ii) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on April 11, 2012. During the three months ended March 31, 2013,

844,301 common units were issued and sold under the registration statement and are included in our basic common units outstanding as of March 31, 2013.

•                  In addition, on April 4, 2013, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to an additional 2,500,000 common units for a substantially similar purpose. No common units have been issued under the registration statement as of the date of this report.

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

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of March 31, 2013:

Uncalled Commitments
($ in thousands)
Private Markets
North America Fund XI	$231,500
European Fund III	172,800
2006 Fund	64,300
Infrastructure	30,300
Asian Fund	21,200
E2 Investors (Annex Fund)	14,000
Natural Resources	10,000
China Growth Fund	6,500
Other	10,800
Total Private Markets Commitments	561,400

Public Markets
Direct Lending Vehicles	38,800
Mezzanine Fund	31,600
Special Situations Vehicles	21,500
Total Public Markets Commitments	91,900

Total Uncalled Commitments	$653,300

As of March 31, 2013, KKR had unfunded commitments consisting of (i) $653.3 million to its active private equity and other investment vehicles, (ii) $100 million to KKR Asian Fund II L.P. for which the investment period has not yet commenced, subject to adjustment, (iii) $384.8 million in connection with commitments by KKR’s capital markets business and (iv) $150.0 million relating to MerchCap Solutions as described below. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

In addition to the commitments described above, KKR has earmarked approximately $360 million to fund, acquire and develop new strategies, products and initiatives including natural resources, real estate and other strategies. The amounts earmarked to fund and develop new strategies, products and initiatives may be revised or terminated by KKR in its discretion from time to time.

Prisma Capital Partners

On October 1, 2012, KKR acquired all of the equity interests of Prisma. KKR may become obligated to make future purchase price payments in the years 2014 and 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such years. KKR has the right in its sole discretion to pay a portion of such future purchase price payments, if any, in KKR & Co. L.P. common units rather than in cash.

MerchCap Solutions

MerchCap Solutions LLC (“MCS”, formerly known as “KKR—SPC Merchant Advisors LLC”) is a joint venture partnership with Stone Point Capital (“Stone Point”) and CPPIB Credit Investments, Inc. (“CPPIB”). MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain principal investments to support client needs. KKR and Stone Point each committed $150 million of equity and CPPIB committed an additional $50 million to MCS to support its business. KKR expects that certain capital markets activities for third parties (other than KKR and its Portfolio Companies) will be principally conducted by MCS.

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

These payment obligations are obligations of our intermediate holding companies and not the KKR Group Partnerships. As such, cash payments received by common unitholders may vary from those received by current and former holders of KKR Group Partnership Units (held by KKR Holdings and our principals) to the extent payments are made to those parties under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax returns of our intermediate holding companies, which may result in a timing difference between the tax savings received by KKR’s intermediate holdings companies and the cash payments made to the selling holders of KKR Group Partnership Units.

As of March 31, 2013, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of March 31, 2013, $0.5 million of cumulative income tax savings have been realized.

Distributions

In April 2013, we amended our distribution policy to provide for the quarterly distribution of a percentage of net realized principal investment income as described below.  The distribution of net realized principal investment income replaces the annual, additional distribution that was historically announced in connection with fourth quarter earnings.  This additional distribution was intended to cover certain tax liabilities, as calculated by us, and as a result of the change in distribution policy, we expect that such additional distributions will no longer be made, although the board of directors of the general partner of KKR & Co. L.P. may decide otherwise from time to time.

We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business and 40% of the net cash income from our realized principal investments, in each case in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other obligations. For purposes of our distribution policy, distributions are expected to consist of (i) FRE, (ii) carry distributions received from our investment funds which have not been allocated as part of its carry pool and (iii) a percentage of net realized principal investment income. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) non-controlling interests, and (iii) amounts determined by us to be necessary or appropriate for the conduct of our business and other matters as discussed above.

The declaration and payment of any distributions are subject to the discretion of the board of directors of the general partner of KKR & Co. L.P., which may change the distribution policy at any time, and the terms of its limited partnership agreement. There can be no assurance that distributions will be made as intended or at all or that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR & Co. L.P. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships.

The following table presents our distribution calculation for the three months ended March 31, 2013 and 2012 as described above:

	Three Months Ended
	March 31, 2013	March 31, 2012
	($ in thousands, except per unit amounts)
FRE (a)	$88,000	$73,356
Realized cash carry	52,900	44,927
Net realized principal investment income	153,156	52,618
Less: local income taxes	(2,341)	(3,586)
Less: noncontrolling interests	(1,101)	(3,211)
Total Distributable Earnings	290,614	164,104

Less: Undistributed net realized principal investment income	(91,894)	(52,618)

Distributed Earnings	198,720	111,486

Distributed Earnings to KKR & Co. L.P. (b)	75,749	37,800

Less: estimated current corporate income taxes	(6,376)	(4,022)

Distributed Earnings to KKR & Co. L.P., After Taxes	$69,373	$33,778

Distribution per KKR & Co. L.P. common unit	$0.27	$0.15

Outstanding KKR & Co. L.P. common units	261,781,303	231,698,206

(a)         See Note 12 “Segment Reporting” in our financial statements included elsewhere in this report for a reconciliation of such measure to financial results prepared in accordance with GAAP.

(b)         Represents the amount of distributed earnings allocable to KKR & Co. L.P. based on its ownership in the KKR business as of each respective date.

Net Realized Principal Investment Income

Net realized principal investment income refers to net cash income from (i) realized investment gains and losses, (ii) dividend income and (iii) interest income net of interest expense, in each case generated by KKR’s principal investments held on or through KKR’s balance sheet in our Capital Markets and Principal Activities segment.  This is a term to describe a portion of KKR’s quarterly distribution.

Total Distributable Earnings

Total distributable earnings is the sum of (i) FRE, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of its carry pool and (iii) net realized principal investment income; less (i) applicable local income taxes, if any, and (ii) noncontrolling interests.  We believe this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and also assess amounts available for distribution

to KKR unitholders.   However, total distributable earnings is not a measure that calculates actual distributions under KKR’s current distribution policy.

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2013 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$653.3	$—	$—	$—	$653.3
Debt payment obligations (2)	—	—	—	1,000.0	1,000.0
Interest obligations on debt (3)	59.4	118.8	118.8	769.4	1,066.4
Underwriting commitments (4)	310.5	—	—	—	310.5
Lending commitments (5)	74.3	—	—	—	74.3
Other commitments (6)	150.0	—	—	—	150.0
Lease obligations	46.3	89.2	82.4	119.1	337.0
Total	$1,293.8	$208.0	$201.2	$1,888.5	$3,591.5

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

(2)                                 Represents the 2020 Senior Notes and 2043 Senior Notes, which are presented gross of unamortized discount.

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2013 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2013, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)                                 Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)                                 Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)                                 Represents our commitment to MCS. See “—Liquidity—Liquidity Needs—MerchCap Solutions.”

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2013, a payable of $77.2 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2013, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement”.

The commitment table above excludes contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of March 31, 2013, the recorded amounts of our contingent consideration obligations were approximately $115.5 million.

In the normal course of business, we enter into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, we have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of material loss to be low.

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, natural resources and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds.  Excluding carried interest received by the general partners of funds that were not contributed to us in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of March 31, 2013, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2013 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $966.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to us in the KPE Transaction also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of March 31, 2013, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $611.5 million as of March 31, 2013.

Prior to the KPE Transaction, certain of our principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations.  The terms of the KPE Transaction require that our principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. As of March 31, 2013, no amounts are due with respect to the clawback obligation required to be funded by our principals who do not hold direct controlling economic interests in the KKR Group Partnerships. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and our principals who participate in the carry pool.  Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2013. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$14,745.8	$—	$—	$—	$14,745.8
Debt payment obligations (2)	—	396.9	244.0	1,000.0	1,640.9
Interest obligations on debt (3)	79.8	146.2	125.2	769.4	1,120.6
Underwriting commitments (4)	310.5	—	—	—	310.5
Lending commitments (5)	74.3	—	—	—	74.3
Other commitments (6)	150.0	—	—	—	150.0
Lease obligations	46.3	89.2	82.4	119.1	337.0
Total	$15,406.7	$632.3	$451.6	$1,888.5	$18,379.1

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

(2)                                 Amounts include the 2020 Senior Notes and 2043 Senior Notes, gross of unamortized discount as well as financing arrangements entered into by our consolidated funds. Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns or providing liquidity to the fund. Such financing arrangements include $640.8 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns or providing liquidity to the fund and are not direct obligations of the general partners of our private equity funds or our management companies.

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2013 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2013, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)                                 Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)                                 Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)                                 Represents our commitment to MCS. See “—Liquidity—Liquidity Needs—MerchCap Solutions.”

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2013, a payable of $77.2 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2013, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement”.

The commitment table above excludes contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of March 31, 2013, the recorded amounts of our contingent consideration obligations were approximately $115.5 million.

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $1.5 billion and $0.4 billion during the three months ended March 31, 2013 and 2012, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $1.1 billion and $(0.3) billion during the three months ended March 31, 2013 and 2012, respectively; (ii) net realized gains (losses) on investments of $1.0 billion and $0.6 billion during the three months ended March 31, 2013 and 2012, respectively; and (iii) change in unrealized gains (losses) on investments of $1.3 billion and $2.5 billion during the three months ended March 31, 2013 and 2012, respectively. Certain KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $60.4 million and $(26.4) million during the three months ended March 31, 2013 and 2012, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $1.3 million and $6.5 million as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $61.7 million and $(19.9) million during the three months ended March 31, 2013 and 2012, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $(1.3) billion and $(0.6) billion during the three months ended March 31, 2013 and 2012, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(1.6) billion and $(0.7) billion during the three months ended March 31, 2013 and 2012, respectively; (ii) net proceeds received net of repayment of debt obligations of $0.5 billion and $0.2 billion during the three months ended March 31, 2013 and 2012, respectively; and (iii) distributions to our partners of $(177.4) million and $(72.7) million during the three months ended March 31, 2013 and 2012, respectively.

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

With respect to the consolidated KKR funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights.

The consolidated KKR funds do not consolidate their majority owned and controlled investments in portfolio companies. Rather, those investments are accounted for as investments and carried at fair value as described below.

The KKR funds are consolidated notwithstanding the fact that we have only a minority economic interest in those funds. The consolidated financial statements reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated KKR funds on a gross basis, and the majority of the economic interests in those funds, which are held by third party investors in our funds, are attributed to noncontrolling interests in the accompanying consolidated financial statements. For funds that are consolidated, all investment income (loss), including the portion of a funds’ investment income (loss) that is allocable to KKR’s carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. L.P. is reflected as an adjustment to net income (loss) attributable to noncontrolling interests. All of the management fees and certain other amounts earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to us or our partners’ capital.

Noncontrolling interests represent the ownership interests held by entities or persons other than us.

Investments

Investments consist primarily of private equity, real assets, fixed income, equity method and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, “Investments.”

Private Equity —Consists primarily of investments in companies with operating businesses.

Real Assets —Consists primarily of investments in (i) oil and natural gas properties (“natural resources”), (ii) infrastructure assets, and (iii) residential and commercial real estate assets and businesses (“real estate”).

Fixed Income —Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in collateralized loan obligations.

Equity Method —Consists primarily of investments in unconsolidated investment funds and vehicles that are accounted for using the equity method of accounting. Under the equity method of accounting, our share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Because the underlying investments of unconsolidated investment funds and vehicles are reported at fair value, the carrying value of our equity method investments approximates fair value.

Other —Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets or fixed income investments.

Fair Value Measurements

Investments and other financial instruments are measured and carried at fair value. The majority of investments and other financial instruments are held by the consolidated funds and vehicles. Our funds and vehicles are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. We have retained the specialized accounting for the consolidated funds and vehicles in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments held by our funds and vehicles are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations.

For investments and other financial instruments that are not held in a consolidated fund or vehicle, we have elected the fair value option since these investments and other financial instruments are similar to those in the consolidated funds and vehicles. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodologies applied to investments and other financial instruments that are held in consolidated funds and vehicles.

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Goodwill and Intangible Assets is presented in Note 14 “Goodwill and Intangible Assets.” Further information on contingent consideration is presented in Note 13 “Acquisitions.” Our debt obligations, except for our 2020 and 2043 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value.  Further information on our 2020 and 2043 Senior Notes are presented in Note 8, “Debt Obligations.” The fair value for our 2020 and 2043 Senior Notes were derived using Level II inputs similar to those utilized in valuing fixed income investments.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors. See Note 5, “Fair Value Measurements” for further information on our valuation techniques that involve unobservable inputs. Assets and liabilities recorded at fair value in the statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities. The hierarchical levels defined under GAAP are as follows:

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 19.2% of total investments measured and reported at fair value as Level I at March 31, 2013.

Level II

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are fixed income investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 7.3% of total investments measured and reported at fair value as Level II at March 31, 2013.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and fixed income investments for which a sufficiently liquid trading market does not exist. We classified 72.6% of total investments measured and reported at fair value as Level III at March 31, 2013. The valuation of our Level III investments at March 31, 2013 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument has recently been issued, whether the instrument is traded on an active exchange or in the secondary market, and current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level III. The variability and availability of the observable inputs affected by the factors described above may cause transfers between Levels I, II, and III, which we recognize at the beginning of the reporting period.

Investments and other financial instruments that have readily observable market prices (such as those traded on a securities exchange) are stated at the last quoted sales price as of the reporting date. We do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

Level II Valuation Methodologies

Financial assets and liabilities categorized as Level II consist primarily of securities indexed to publicly-listed securities and fixed income and other investments. Fixed income investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets our best estimate of fair value. For securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company’s other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 86% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the

Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2013, we believe that the approach of using both the market multiples methodology and the discounted cash flow methodology resulted in valuations of our aggregate Level III private equity portfolio that were lower than if only the discounted cash flow methodology had been used and that were higher than if only the market comparables methodology had been used.

When determining the illiquidity discount to be applied, we take a uniform approach across our portfolio and generally apply a minimum 5% discount to all private equity investments. We then evaluate such private equity investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include (i) whether we are unable to sell the portfolio company or conduct an initial public offering of the portfolio company due to the consent rights of a third party or similar factors, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it less likely that a portfolio company would be sold or publicly offered in the near term at a price indicated by using just a market multiples and/or discounted cash flow analysis, and these factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, we determine the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time we hold the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by us in our valuations.

Real Assets Investments:   For natural resources and infrastructure investments, we generally utilize a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. For real estate investments, we generally utilize a combination of direct income capitalization and discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in these methodologies include an unlevered discount rate and terminal capitalization rate. The valuations of real assets investments also use other inputs. Certain investments in real estate and natural resources generally do not include a minimum illiquidity discount.

Fixed Income Investments:     Fixed income investments are valued using values obtained from dealers or market makers, and where these values are not available, fixed income investments are valued by us using internally developed valuation models. Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.

Other Investments:     We generally employ the same valuation methodologies as described above for private equity investments when valuing these other investments.

Key unobservable inputs that have a significant impact on our Level III investment valuations as described above are included in Note 5 “Fair Value Measurements.” We utilize several unobservable pricing inputs and assumptions in determining the fair value of its Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if we only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, real assets, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for fixed income and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of natural resources, infrastructure and real estate investments. Each of the Private Markets valuation committee and the fixed income valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. The valuation teams for natural resources, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations for all Level III investments, except for certain investments other than our private equity investments. All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to a single committee consisting of senior principals involved in various aspects of the our business. When these valuations are approved by this single committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

As of March 31, 2013, upon completion by the independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of the investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on certain Level III fixed income investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of March 31, 2013, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our principal investments.

As of March 31, 2013, private equity investments which represented greater than 5% of consolidated investments consisted of Alliance Boots GmbH valued at $3.7 billion.

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

Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of March 31, 2013, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

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

Due to the consolidation of the majority of our funds, the portion of our funds’ investment income that is allocable to our carried interests and capital investments is not shown in the consolidated financial statements. For funds that are consolidated, all investment income (loss), including the portion of a funds’ investment income (loss) that is allocable to KKR’s carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. L.P. is reflected as an adjustment to net income (loss) attributable to noncontrolling interests. Because the substantial majority of our funds are consolidated and because we hold only a minority economic interest in our funds’ investments, our share of the investment income generated by our funds’ investment activities is significantly less than the total amount of investment income presented in the consolidated financial statements.

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

Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded. Due to the extended durations of our private equity funds, we believe that this approach results in income recognition that best reflects our periodic performance in the management of those funds.

Clawback Provision

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, natural resources and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return or contribute amounts to the fund for distribution to investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a carry-paying fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled including the effects of any performance hurdle.

Prior to the KPE Transaction, certain KKR principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations.  The terms of the KPE Transaction require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million.  Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and KKR’s principals who participate in the carry pool.

Net Loss Sharing Provision

Certain private equity funds that were contributed to KKR in the KPE Transaction also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Unlike the clawback obligation, KKR will be responsible for amounts due under a net loss sharing obligation and will indemnify KKR’s principals for any personal guarantees that they have provided with respect to such amounts.

Recently Issued Accounting Pronouncements

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In February 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2011-11 was effective for KKR’s fiscal year beginning January 1, 2013 and was applied retrospectively.  The adoption of this guidance did not have a material impact on KKR’s condensed consolidated financial statements.

Disclosures About Reclassification Adjustments Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”),” which requires entities to disclose additional information about reclassification adjustments, including: (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. ASU 2013-02 was effective for KKR’s fiscal year beginning January 1, 2013. The adoption of this guidance, which is related to disclosure only, did not have a material impact on KKR’s consolidated financial statements. AOCI is comprised of only one component, foreign currency translation adjustments and for the three months ended March 31, 2013 and 2012, there were no items reclassified out of AOCI. See KKR’s condensed consolidated statements of comprehensive income and changes in equity.

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters,” which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity.  This guidance is effective for KKR’s fiscal year beginning January 1, 2014, and is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on KKR’s condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 22, 2013.

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

On October 1, 2012, we acquired Prisma Capital Partners LP and its affiliates (as discussed in Note 13 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC). We are in the process of evaluating the internal controls of the acquired business. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Prisma Capital Partners LP and its affiliates was excluded from the evaluation of the company’s effectiveness of its disclosure controls and procedures as of March 31, 2013. In the aggregate, this business represented approximately 0.6% of our total consolidated assets and approximately 11.3% of our total consolidated fees as of and for the quarter ended March 31, 2013.

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 15 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 22, 2013.  In addition, to our knowledge, none of our activities during quarter ended March 31, 2013, are required to be disclosed pursuant to the Iran Threat Reduction and Syrian Human Rights Act of 2012, except as disclosed in Exhibit 99.1 to this report.  Such information updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K and subsequent current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.

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
DATE: May 2, 2013

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and March 31, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (vi) the Notes to the Consolidated Financial Statements.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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