Form 10-Q
period 2013-06-30
KKR & Co. L.P.
filed 2013-08-08
CIK 1404912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, there were 277,834,343 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended June 30, 2013

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

References to “our Managing Partner” are to KKR Management LLC, which acts as our general partner and unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in KKR’s business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals in respect of the carried interest from KKR’s business as part of our “carry pool” and certain minority interests. References to our “principals” are to our senior employees and non-employee operating consultants who hold interests in KKR’s business through KKR Holdings L.P., which we refer to as “KKR Holdings,” and references to our “senior principals” are to principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors.

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

In this report, the term “fee related earnings,” or “FRE”, is comprised of segment operating revenues less segment operating expenses (other than certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income). This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

In this report, the term “economic net income (loss),” or “ENI”, is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR’s businesses inclusive of investment income and carried interest. ENI is comprised of: (i) FRE plus (ii) segment investment income (loss), which is reduced for carry pool allocations, management fee refunds, interest expense and certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

In this report, “syndicated capital” is the aggregate amount of debt or equity capital in transactions originated by KKR investment funds and vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital committed to such transactions by carry-yielding co-investment vehicles, which is instead reported in committed dollars invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds and vehicles. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR’s Capital Markets and Principal Activities segment and across its investment platform.

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

 KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	June 30,	December 31,
	2013	2012

Assets
Cash and Cash Equivalents	$1,167,413	$1,230,464
Cash and Cash Equivalents Held at Consolidated Entities	465,515	587,174
Restricted Cash and Cash Equivalents	21,515	87,627
Investments	41,142,537	40,697,848
Due from Affiliates	134,725	122,185
Other Assets	1,875,940	1,701,055
Total Assets	$44,807,645	$44,426,353

Liabilities and Equity
Debt Obligations	$1,706,010	$1,123,414
Due to Affiliates	92,793	72,830
Accounts Payable, Accrued Expenses and Other Liabilities	2,104,264	1,824,655
Total Liabilities	3,903,067	3,020,899

Commitments and Contingencies

Redeemable Noncontrolling Interests	580,840	462,564

Equity
KKR & Co. L.P. Partners’ Capital (277,834,343 and 253,363,691 common units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	2,293,542	2,008,965
Accumulated Other Comprehensive Income (Loss)	(6,153)	(4,606)
Total KKR & Co. L.P. Partners’ Capital	2,287,389	2,004,359
Noncontrolling Interests	38,036,349	38,938,531
Total Equity	40,323,738	40,942,890
Total Liabilities and Equity	$44,807,645	$44,426,353

See notes to condensed consolidated financial statements.

 KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Fees	$166,376	$112,360	$317,616	$228,667

Expenses
Compensation and Benefits	200,602	280,640	531,723	653,050
Occupancy and Related Charges	13,878	14,095	28,399	29,292
General, Administrative and Other	77,542	54,004	171,230	111,655
Total Expenses	292,022	348,739	731,352	793,997

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	98,537	1,601,688	2,368,354	4,688,553
Dividend Income	209,486	79,919	248,955	252,858
Interest Income	128,020	87,892	237,389	164,091
Interest Expense	(24,614)	(16,884)	(47,637)	(34,889)
Total Investment Income (Loss)	411,429	1,752,615	2,807,061	5,070,613

Income (Loss) Before Taxes	285,783	1,516,236	2,393,325	4,505,283

Income Taxes	8,525	11,093	17,881	28,165

Net Income (Loss)	277,258	1,505,143	2,375,444	4,477,118
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(7,800)	3,285	16,823	8,557
Net Income (Loss) Attributable to Noncontrolling Interests	269,924	1,355,597	2,150,048	4,131,864

Net Income (Loss) Attributable to KKR & Co. L.P.	$15,134	$146,261	$208,573	$336,697

Distributions Declared per KKR & Co. L.P. Common Unit	$0.42	$0.13	$0.69	$0.28

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.06	$0.62	$0.79	$1.45
Diluted	$0.05	$0.58	$0.72	$1.37
Weighted Average Common Units Outstanding
Basic	271,983,811	235,781,983	264,555,267	232,440,659
Diluted	298,078,764	252,507,802	290,104,942	245,169,954

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income (Loss)	$277,258	$1,505,143	$2,375,444	$4,477,118

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(4,929)	(9,033)	(6,172)	(5,406)

Comprehensive Income (Loss)	272,329	1,496,110	2,369,272	4,471,712

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(7,800)	3,285	16,823	8,557
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	266,310	1,348,640	2,145,064	4,127,778

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$13,819	$144,185	$207,385	$335,377

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Equity	Interests

Balance at January 1, 2012	227,150,182	$1,330,887	$(2,189)	$36,080,445	$37,409,143	$275,507
Net Income (Loss)		336,697		4,131,864	4,468,561	8,557
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(1,320)	(4,086)	(5,406)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	10,367,520	107,029	(113)	(106,916)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		1,177	(59)		1,118
Net Delivery of Common Units- Equity Incentive Plan	637,455
Equity Based Compensation		30,314		177,566	207,880
Capital Contributions				1,334,910	1,334,910	173,868
Capital Distributions		(107,603)		(3,870,336)	(3,977,939)	(332)
Balance at June 30, 2012	238,155,157	$1,698,501	$(3,681)	$37,743,447	$39,438,267	$457,600

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Equity	Interests

Balance at January 1, 2013	253,363,691	$2,008,965	$(4,606)	$38,938,531	$40,942,890	$462,564
Net Income (Loss)		208,573		2,150,048	2,358,621	16,823
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(1,188)	(4,984)	(6,172)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	20,592,345	244,173	(530)	(243,643)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		9,834	171		10,005
Net Delivery of Common Units- Equity Incentive Plan	3,878,307	17,262			17,262
Equity Based Compensation		53,354		108,614	161,968
Capital Contributions				2,237,168	2,237,168	108,375
Capital Distributions		(248,619)		(5,149,385)	(5,398,004)	(6,922)
Balance at June 30, 2013	277,834,343	$2,293,542	$(6,153)	$38,036,349	$40,323,738	$580,840

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net Income (Loss)	$2,375,444	$4,477,118
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	161,968	207,880
Net Realized (Gains) Losses on Investments	(1,625,493)	(2,008,160)
Change in Unrealized (Gains) Losses on Investments	(742,861)	(2,680,393)
Other Non-Cash Amounts	(35,253)	(23,020)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	122,181	574,850
Change in Due from / to Affiliates	(13,312)	(11,440)
Change in Other Assets	248,368	60,523
Change in Accounts Payable, Accrued Expenses and Other Liabilities	232,598	222,755
Investments Purchased	(13,850,467)	(5,803,035)
Cash Proceeds from Sale of Investments	15,465,372	7,719,314
Net Cash Provided (Used) by Operating Activities	2,338,545	2,736,392

Investing Activities
Change in Restricted Cash and Cash Equivalents	66,112	56,488
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(4,535)	(17,439)
Net Cash Provided (Used) by Investing Activities	61,577	39,049

Financing Activities
Distributions to Partners	(248,619)	(107,603)
Distributions to Redeemable Noncontrolling Interests	(6,922)	(332)
Contributions from Redeemable Noncontrolling Interests	108,375	173,868
Distributions to Noncontrolling Interests	(5,149,385)	(3,831,967)
Contributions from Noncontrolling Interests	2,237,168	1,334,910
Net Delivery of Common Units - Equity Incentive Plan	17,262	—
Proceeds from Debt Obligations	814,790	295,348
Repayment of Debt Obligations	(230,882)	(736,192)
Financing Costs Paid	(4,960)	(7,776)
Net Cash Provided (Used) by Financing Activities	(2,463,173)	(2,879,744)

Net Increase/(Decrease) in Cash and Cash Equivalents	(63,051)	(104,303)
Cash and Cash Equivalents, Beginning of Period	1,230,464	843,261
Cash and Cash Equivalents, End of Period	$1,167,413	$738,958

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(Amounts in Thousands)

	Six Months Ended June 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$32,978	$107,235
Payments for Income Taxes	$69,448	$41,582
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$161,968	$207,880
Non-Cash Distributions to Noncontrolling Interests	$—	$38,369
Foreign Exchange Gains (Losses) on Debt Obligations	$1,497	$3,343
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	$243,643	$106,916
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$10,005	$1,118

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR’s principals through KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of June 30, 2013, KKR & Co. L.P. held 40.3% of the KKR Group Partnership Units and KKR’s principals held 59.7% of the KKR Group Partnership Units through KKR Holdings. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or KKR’s principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units.

The following table presents the effect of changes in the ownership interest in the KKR Group Partnerships on KKR & Co. L.P.’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss) attributable to KKR & Co. L.P.	$15,134	$146,261	$208,573	$336,697
Transfers from noncontrolling interests:
Exchange of KKR Group Partnership units held by KKR Holdings L.P. (a)	156,569	61,226	249,623	108,034
Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings	$171,703	$207,487	$458,196	$444,731

(a) Increase in KKR & Co. L.P. partners’ capital for exchange of 13,019,034 and 5,819,496 for the three months ended June 30, 2013 and 2012, respectively, and 20,592,345 and 10,367,520 for the six months ended June 30, 2013 and 2012, respectively, KKR Group Partnership units held by KKR Holdings L.P., inclusive of deferred taxes.

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

As of June 30, 2013 and December 31, 2012, the maximum exposure to loss, before allocations to the carry pool, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2013	December 31, 2012
Investments	$199,081	$188,408
Due from Affiliates, net	18,178	2,266
Maximum Exposure to Loss	$217,259	$190,674

For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. As of June 30, 2013 and December 31, 2012, KKR did not provide any support other than its obligated amount.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Balance at the beginning of the period	$4,950,914	$4,560,614	$4,981,864	$4,342,157
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	28,106	292,833	362,218	697,024
Other comprehensive income (loss) (b)	(3,430)	(6,863)	(4,750)	(4,193)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. units (c)	(152,628)	(60,687)	(243,643)	(106,916)
Equity based compensation	54,382	79,489	108,614	177,566
Capital contributions	328	507	799	1,221
Capital distributions	(178,558)	(70,196)	(505,988)	(311,162)
Balance at the end of the period	$4,699,114	$4,795,697	$4,699,114	$4,795,697

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

Net income (loss) attributable to KKR & Co. L.P. after allocation to noncontrolling interests held by KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which hold equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the KKR & Co. L.P. 2010 Equity Plan (“Equity Incentive Plan”), equity allocations shown in the condensed consolidated statement of changes in equity differ from their respective pro-rata ownership interests in KKR’s net assets.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The following table presents Net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$277,258	$1,505,143	$2,375,444	$4,477,118
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	(7,800)	3,285	16,823	8,557
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	241,818	1,062,764	1,787,830	3,434,840
Plus: Income taxes attributable to KKR Management Holdings Corp.	3,215	7,773	9,874	21,117
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$46,455	$446,867	$580,665	$1,054,838

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$28,106	$292,833	$362,218	$697,024

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

The following describes the types of securities held within each investment class.

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

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Fixed Assets is presented in Note 7, “Other Assets and Accounts Payable,

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

Accrued Expenses and Other Liabilities”. Further information on Goodwill and Intangible Assets is presented in Note 14 “Goodwill and Intangible Assets.” Further information on contingent consideration is presented in Note 13 “Acquisitions.” KKR’s debt obligations, except for KKR’s 2020 and 2043 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value.  Further information on KKR’s 2020 and 2043 Senior Notes are presented in Note 8, “Debt Obligations.” The fair value for KKR’s 2020 and 2043 Senior Notes were derived using Level II inputs similar to those utilized in valuing fixed income investments.

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

Level II Valuation Methodologies

Financial assets and liabilities categorized as Level II consist primarily of securities indexed to publicly-listed securities and fixed income and other investments. Fixed income investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR’s policy is generally to allow for mid-market pricing and adjusting

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

to the point within the bid-ask range that meets KKR’s best estimate of fair value. For securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company’s other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 90% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

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

For the three and six months ended June 30, 2013 and 2012, fees consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Transaction Fees	$58,295	$43,460	$96,720	$87,122
Monitoring & Consulting Fees	49,067	44,277	102,028	87,047
Management Fees	43,591	20,566	84,615	40,771
Incentive Fees	15,423	4,057	34,253	13,727
Total Fees	$166,376	$112,360	$317,616	$228,667

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

Substantially all fees presented in the table above are earned from affiliates.

Recently Issued Accounting Pronouncements

Disclosures About Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In February 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2011-11 was effective for KKR’s fiscal year beginning January 1, 2013 and was applied retrospectively.  The adoption of this guidance did not have a material impact on KKR’s financial statements.

Disclosures About Reclassification Adjustments Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”),” which requires entities to disclose additional information about reclassification adjustments, including: (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. ASU 2013-02 was effective for KKR’s fiscal year beginning January 1, 2013. The adoption of this guidance, which is related to disclosure only, did not have a material impact on KKR’s financial statements. With respect to KKR, AOCI is comprised of only one component, foreign currency translation adjustments and for the three and six months ended June 30, 2013 and 2012, there were no items reclassified out of AOCI. See KKR’s condensed consolidated statements of comprehensive income and changes in equity.

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

Amendments to Investment Company Scope, Measurement, and Disclosures

In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies Topic 946 (“ASU 2013-08”) which amends the scope, measurement, and disclosure requirements for investment companies. ASU 2013-08 (i) amends the criteria for an entity to qualify as an investment company, (ii) requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and (iii) introduces new disclosures. This guidance is effective for KKR’s fiscal year beginning January 1, 2014. Earlier application is prohibited. The adoption of this guidance is not expected to have a material impact on KKR’s financial results and consolidated financial statements.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$595,200	$(502,234)	$1,333,443	$165,854	$1,487,127	$513,566	$1,861,419	$2,720,523
Fixed Income and Other (a)	46,959	(71,307)	6,473	(88,031)	139,591	(52,263)	57,086	45,543
Real Assets (a)	14,855	50,822	54,419	(46,983)	14,855	86,557	54,419	(145,257)
Equity Method (a)	20,597	(7,870)	34,411	42,503	25,516	14,740	34,411	67,248
Foreign Exchange Forward Contracts (b)	9,193	(48,122)	1,325	111,060	24,936	158,749	16,155	44,620
Foreign Currency Options (b)	—	6,228	—	(1,294)	—	11,834	(10,740)	6,536
Securities Sold Short (b)	(18,535)	12,897	21,385	8,771	(41,807)	2,126	(5,444)	(3,610)
Other Derivatives	(4,881)	(388)	4,102	(2,015)	(18,398)	3,678	1,039	(2,216)
Contingent Carried Interest Repayment Guarantee (c)	—	—	—	(47,250)	—	—	—	(55,937)
Foreign Exchange Gains (Losses) on Debt Obligations	(900)	(1,290)	—	3,983	(900)	2,397	233	3,110
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents held at Consolidated Entities	273	53	(418)	(50)	273	249	(418)	(167)
Foreign Exchange Gains (Losses) on Cash and Cash Equivalents	(3,514)	501	—	—	(5,700)	1,228	—	—
Total Net Gains (Losses) from Investment Activities	$659,247	$(560,710)	$1,455,140	$146,548	$1,625,493	$742,861	$2,008,160	$2,680,393

(a)            See Note 4 “Investments.”

(b)            See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)            See Note 15 “Commitments and Contingencies.”

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Private Equity	$33,032,610	$34,114,623	$26,746,434	$28,336,315
Fixed Income	4,397,697	3,396,067	4,320,529	3,266,846
Real Assets	2,198,427	1,775,683	4,199,709	3,861,792
Equity Method	424,652	200,831	229,897	20,847
Other	1,089,151	1,210,644	1,035,208	1,161,569
Total Investments	$41,142,537	$40,697,848	$36,531,777	$36,647,369

As of June 30, 2013, investments which represented greater than 5% of total investments consisted of Alliance Boots GmbH of $3.8 billion. As of December 31, 2012, investments which represented greater than 5% of the total investments consisted of Alliance Boots GmbH of $3.5 billion and HCA, Inc. of $2.1 billion. In addition, as of June 30, 2013 and December 31, 2012, investments totaling $2.2 billion and $2.1 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 8 “Debt Obligations.”

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The following table represents private equity investments by industry as of June 30, 2013 and December 31, 2012, respectively:

	Fair Value
	June 30, 2013	December 31, 2012

Health Care	$7,525,389	$7,708,080
Retail	4,506,621	4,970,092
Technology	4,485,462	4,566,236
Manufacturing	3,681,576	3,240,474
Other	12,833,562	13,629,741
Total	$33,032,610	$34,114,623

In the table above, other investments represents private equity investments in the following industries: Education, Financial Services, Forestry, Consumer Products, Media, Services, Telecommunications, Transportation and Recycling. None of these industries represents more than 10% of total private equity investments as of June 30, 2013.

The majority of the securities underlying private equity investments represent equity securities. As of June 30, 2013 and December 31, 2012, the fair value of investments that were other than equity securities amounted to $537.3 million and $364.5 million, respectively.

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

KKR evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States SEC. As of and for the three and six months ended June 30, 2013 and 2012, KKR’s equity method investments did not meet the significance criteria either on an individual or group basis. As such, presentation of separate financial statements for any of its equity method investments or summarized financial information on an individual or group basis is not required.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of June 30, 2013 and December 31, 2012 including those investments and other financial instruments for which the fair value option has been elected.  Equity Method Investments have been excluded from the tables below.

Assets, at fair value:

	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$6,502,686	$537,302	$25,992,622	$33,032,610
Fixed Income	—	2,981,681	1,416,016	4,397,697
Real Assets	—	—	2,198,427	2,198,427
Other	674,946	229,992	184,213	1,089,151
Total	7,177,632	3,748,975	29,791,278	40,717,885

Foreign Exchange Forward Contracts	—	153,831	—	153,831
Foreign Currency Options	—	15,965	—	15,965
Other Derivatives	35	2,645	—	2,680
Total Assets	$7,177,667	$3,921,416	$29,791,278	$40,890,361

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$8,015,680	$364,543	$25,734,400	$34,114,623
Fixed Income	—	1,809,021	1,587,046	3,396,067
Real Assets	—	—	1,775,683	1,775,683
Other	648,108	323,306	239,230	1,210,644
Total	8,663,788	2,496,870	29,336,359	40,497,017

Foreign Exchange Forward Contracts	—	137,786	—	137,786
Foreign Currency Options	—	4,992	—	4,992
Other Derivatives	—	882	—	882
Total Assets	$8,663,788	$2,640,530	$29,336,359	$40,640,677

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

Liabilities, at fair value:

	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Securities Sold Short	$481,232	$40,523	$—	$521,755
Foreign Currency Options	—	2,501	—	2,501
Foreign Exchange Forward Contracts	—	86,610	—	86,610
Unfunded Revolver Commitments	—	2,657	—	2,657
Other Derivatives	—	2,041	—	2,041
Total Liabilities	$481,232	$134,332	$—	$615,564

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Securities Sold Short	$321,977	$28,376	$—	$350,353
Foreign Currency Options	—	3,362	—	3,362
Foreign Exchange Forward Contracts	—	229,314	—	229,314
Unfunded Revolver Commitments	—	2,568	—	2,568
Other Derivatives	—	3,751	—	3,751
Total Liabilities	$321,977	$267,371	$—	$589,348

The following tables summarize changes in private equity, fixed income, real assets and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2013 and 2012, respectively:

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

	Three Months Ended June 30, 2013
	Private Equity	Fixed Income	Real Assets	Other	Total Level III Investments

Balance, Beginning of Period	$26,673,255	$1,443,494	$1,995,970	$228,632	$30,341,351
Transfers In (1)	—	—	—	—	—
Transfers Out (2)	(915,612)	(156,502)	—	—	(1,072,114)
Purchases	939,207	319,504	192,980	3,825	1,455,516
Sales	(1,026,753)	(214,017)	(56,275)	(37,615)	(1,334,660)
Settlements	—	15,096	—	—	15,096
Net Realized Gains (Losses)	633,589	(10,292)	14,930	(4,590)	633,637
Net Unrealized Gains (Losses)	(311,064)	18,733	50,822	(6,039)	(247,548)
Balance, End of Period	$25,992,622	$1,416,016	$2,198,427	$184,213	$29,791,278

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$246,829	$18,094	$86,188	$(6,039)	$345,072

	Three Months Ended June 30, 2012
	Private Equity	Fixed Income	Real Assets	Other	Total Level III Investments

Balance, Beginning of Period	$22,325,516	$1,156,349	$1,433,209	$122,461	$25,037,535
Transfers In (1)	—	—	—	—	—
Transfers Out (2)	—	—	—	(613)	(613)
Purchases	208,605	52,393	175,435	10,227	446,660
Sales	(225,037)	(48,131)	(54,419)	(2,661)	(330,248)
Settlements	—	12,060	—	—	12,060
Net Realized Gains (Losses)	91,860	1,009	54,419	1,179	148,467
Net Unrealized Gains (Losses)	1,282,137	(37,221)	(46,983)	9,426	1,207,359
Balance, End of Period	$23,683,081	$1,136,459	$1,561,661	$140,019	$26,521,220

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$1,376,598	$(36,456)	$(5,867)	$9,642	$1,343,917

(1)                                       There were no Transfers In for the three months ended June 30, 2013 and 2012.

(2)                                       The Transfers Out noted in the tables above for private equity investments are attributable to a portfolio company that completed an initial public offering during the period. The Transfers Out noted above for fixed income and other investments are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

	Six Months Ended June 30, 2013
	Private Equity	Fixed Income	Real Assets	Other	Total Level III Investments

Balance, Beginning of Period	$25,734,400	$1,587,046	$1,775,683	$239,230	$29,336,359
Transfers In (1)	—	8,936	—	—	8,936
Transfers Out (2)	(915,612)	(234,729)	—	(19,264)	(1,169,605)
Purchases	1,274,318	451,322	377,457	10,652	2,113,749
Sales	(1,026,753)	(417,749)	(56,275)	(54,666)	(1,555,443)
Settlements	—	43,041	—	—	43,041
Net Realized Gains (Losses)	633,589	(4,923)	14,930	2,354	645,950
Net Unrealized Gains (Losses)	292,680	(16,928)	86,632	5,907	368,291
Balance, End of Period	$25,992,622	$1,416,016	$2,198,427	$184,213	$29,791,278

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$850,573	$(8,567)	$121,998	$5,907	$969,911

	Six Months Ended June 30, 2012
	Private Equity	Fixed Income	Real Assets	Other	Total Level III Investments

Balance, Beginning of Period	$20,384,253	$1,016,759	$1,526,732	$96,179	$23,023,923
Transfers In (1)	—	311	—	1,061	1,372
Transfers Out (2)	—	(12,627)	—	(613)	(13,240)
Purchases	615,209	218,863	180,187	16,226	1,030,485
Sales	(247,502)	(82,491)	(54,419)	(2,661)	(387,073)
Settlements	—	1,408	—	—	1,408
Net Realized Gains (Losses)	114,325	8,251	54,419	1,179	178,174
Net Unrealized Gains (Losses)	2,816,796	(14,015)	(145,258)	28,648	2,686,171
Balance, End of Period	$23,683,081	$1,136,459	$1,561,661	$140,019	$26,521,220

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$2,933,722	$(10,083)	$(104,142)	$28,864	$2,848,361

(1)                              The Transfers In noted in the tables above for fixed income and other investments are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)                              The Transfers Out noted in the tables above for private equity investments are attributable to a portfolio company that completed an initial public offering during the period. The Transfers Out noted above for fixed income and other investments are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The following table presents additional information about valuation methodologies and inputs used for investments that are measured at fair value and categorized within Level III as of June 30, 2013:

								Impact to Valuation
	Fair Value		Valuation		Weighted			from an
	June 30, 2013		Methodologies	Unobservable Input(s) (1)	Average (2)	Range		Increase in Input (3)

Private Equity Investments	$25,992,622

Health Care	$5,480,621		Inputs to both market comparable	Illiquidity Discount	7%	5% - 15%		Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%	50% - 50%		(4)
				Weight Ascribed to Discounted Cash Flow	50%	50% - 50%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	10x	8x - 11x		Increase
				Enterprise Value/Forward EBITDA Multiple	10x	8x - 11x		Increase

			Discounted cash flow	Weighted Average Cost of Capital	9%	8% - 12%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11x	9x - 12x		Increase

Retail	$4,012,124		Inputs to both market comparable	Illiquidity Discount	8%	5% - 20%		Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%	0% - 50%		(4)
				Weight Ascribed to Discounted Cash Flow	50%	50% - 100%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	10x	7x - 12x	(6)	Increase
				Enterprise Value/Forward EBITDA Multiple	9x	7x - 10x	(6)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%	8% - 25%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	7x	6x - 8x		Increase

Technology	$3,324,567		Inputs to both market comparable	Illiquidity Discount	10%	5% - 15%		Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%	50% - 50%		(4)
				Weight Ascribed to Discounted Cash Flow	50%	50% - 50%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	10x	7x - 12x		Increase
				Enterprise Value/Forward EBITDA Multiple	9x	4x - 12x		Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%	7% - 14%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x	6x - 10x		Increase

Consumer Products	$3,210,159		Inputs to both market comparable	Illiquidity Discount	11%	10% - 15%		Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%	50% - 50%		(4)
				Weight Ascribed to Discounted Cash Flow	50%	50% - 50%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	8x - 17x		Increase
				Enterprise Value/Forward EBITDA Multiple	10x	7x - 14x		Increase

			Discounted cash flow	Weighted Average Cost of Capital	10%	8% - 20%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10x	6x - 11x		Increase

Manufacturing	$2,777,040		Inputs to both market comparable	Illiquidity Discount	10%	10% - 15%		Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	45%	33% - 67%		(4)
				Weight Ascribed to Discounted Cash Flow	55%	33% - 67%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	8x - 13x		Increase
				Enterprise Value/Forward EBITDA Multiple	10x	7x - 12x		Increase

			Discounted cash flow	Weighted Average Cost of Capital	13%	10% - 19%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x	6x - 11x		Increase

Other	$7,188,111		Inputs to both market comparable	Illiquidity Discount	10%	5% - 20%		Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%	0% - 100%		(4)
				Weight Ascribed to Discounted Cash Flow	50%	0% - 100%		(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	6x - 16x		Increase
				Enterprise Value/Forward EBITDA Multiple	10x	6x - 14x		Increase
				Control Premium	2%	0% - 20%	(7)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%	9% - 20%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10x	5x - 12x		Increase

Real Assets	$2,198,427

Natural Resources/Infrastructure	$1,819,640		Discounted cash flow	Weighted Average Cost of Capital	11%	6% - 21%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8x	7x - 11x		Increase

Real Estate	$378,787		Inputs to direct income capitalization	Weight Ascribed to Direct Income Capitalization	17%	0% - 50%		(9)
			and discounted cash flow	Weight Ascribed to Discounted Cash Flow	83%	50% - 100%		(5)

			Direct Income Capitalization	Current Capitalization Rate	7%	7% - 8%		Decrease

			Discounted cash flow	Unlevered Discount Rate	13%	9% - 23%		Decrease

Fixed Income Investments	$1,416,016	(8)	Yield Analysis	Discount Margin	1082 bps	500 - 2000 bps		Decrease
				Yield	12%	4% - 20%		Decrease
				Net Leverage	5x	1x - 11x		Decrease
				Illiquidity Discount	3%	1% - 15%		Decrease

In the table above, other investments, within private equity investments, represents the following industries:  Education, Financial Services, Forestry, Media, Services, Telecommunications, Transportation and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of June 30, 2013.

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

(6)                           Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 24x and 19x, respectively. The exclusion of this investment does not impact the weighted average.

(7)                           Level III private equity investments whose valuations include a control premium represent less than 3% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(8)                           Amounts include $130.7 million of investments that were valued using dealer quotes or third party valuation firms.

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

The table above excludes Other Investments in the amount of $184.2 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor fixed income investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and six months ended June 30, 2013 and 2012, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income (Loss) Attributable to KKR & Co. L.P.	$15,134	$15,134	$146,261	$146,261	$208,573	$208,573	$336,697	$336,697

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit	$0.06	$0.05	$0.62	$0.58	$0.79	$0.72	$1.45	$1.37

Weighted-Average Common Units Outstanding	271,983,811	298,078,764	235,781,983	252,507,802	264,555,267	290,104,942	232,440,659	245,169,954

For the three and six months ended June 30, 2013 and 2012, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would proportionally increase KKR & Co. L.P.’s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other assets consist of the following:

	June 30, 2013	December 31, 2012
Due from Broker (a)	$428,726	$189,202
Interest and Notes Receivable (b)	407,824	469,456
Unsettled Investment Sales (c)	215,733	90,666
Intangible Assets, net (d)	187,514	197,484
Deferred Tax Assets, net	163,395	105,654
Foreign Exchange Forward Contracts (e)	153,831	137,786
Goodwill (f)	89,000	89,000
Fixed Assets, net (g)	78,027	79,570
Receivables	31,924	267,126
Deferred Financing Costs	24,263	20,918
Prepaid Taxes	20,915	706
Deferred Transaction Costs	16,865	14,633
Foreign Currency Options (h)	15,965	4,992
Prepaid Expenses	13,171	11,373
Refundable Security Deposits	7,022	7,428
Other	21,765	15,061
	$1,875,940	$1,701,055

(a)         Represents amounts held at clearing brokers resulting from securities transactions.

(b)         Represents interest receivable and promissory notes due from third parties. The promissory notes bear interest at rates ranging from 1.5% - 3.0% per annum and mature between 2015 and 2016.

(c)          Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(d)         Net of accumulated amortization of $31,372 and $21,402 as of June 30, 2013 and December 31, 2012, respectively. Amortization expense totaled $4,985 and $947 for the three months ended June 30, 2013 and 2012, respectively, and $9,970 and $1,894 for the six months ended June 30, 2013 and 2012, respectively.

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

(f)           See Note 14 “Goodwill and Intangible Assets.”

(g)          Net of accumulated depreciation and amortization of $99,380 and $92,467 as of June 30, 2013 and December 31, 2012, respectively. Depreciation and amortization expense totaled $3,726 and $3,258 for the three months ended June 30, 2013 and 2012, respectively, and $7,423 and $5,830 for the six months ended June 30, 2013 and 2012, respectively.

(h)  Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at June 30, 2013 and December 31, 2012 was $2,332.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2013	December 31, 2012
Amounts Payable to Carry Pool (a)	$814,669	$776,750
Securities Sold Short (b)	521,755	350,353
Unsettled Investment Purchases (c)	289,272	172,583
Accounts Payable and Accrued Expenses	122,595	97,389
Accrued Compensation and Benefits	94,385	17,265
Contingent Consideration Obligation (d)	86,900	71,300
Foreign Exchange Forward Contracts (e)	86,610	229,314
Due to Broker (f)	27,937	49,204
Deferred Rent and Income	25,237	19,228
Interest Payable	22,511	11,746
Taxes Payable	2,984	9,250
Foreign Currency Options (g)	2,501	3,362
Other Liabilities	6,908	16,911
	$2,104,264	$1,824,655

(a)         Represents the amount of carried interest payable to KKR’s principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)         Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at June 30, 2013 and December 31, 2012 were $516,968 and $343,440, respectively.

(c)          Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(d)         See Note 13 “Acquisitions.”

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

(g)          Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at June 30, 2013 and December 31, 2012 was $0.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS

Debt obligations as of June 30, 2013 and December 31, 2012 were $1,706,010 and $1,123,414, respectively, which consist of the following:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Senior Notes
2020 Senior Notes - KKR Issued 6.375%, $500 Million Par, Notes Due 9/29/2020	$498,492	$556,525	$498,388	$579,200
2043 Senior Notes - KKR Issued 5.500%, $500 Million Par, Notes Due 2/1/2043	494,360	434,825	—	—
	$992,852	$991,350	$498,388	$579,200

(a)        Fair value is determined by third party broker quote and these notes are classified as Level II within the fair value hierarchy.

	June 30, 2013		December 31, 2012
	Outstanding	Available	Outstanding	Available
Investing Financing Arrangements (a)
Investing Financing Arrangements (b) (c)	$713,158	$533,476	$625,026	$377,055

(a)         Certain of KKR’s investment vehicles have entered into financing arrangements with major financial institutions, generally in connection with specific investments with the objective of enhancing returns. These financing arrangements are generally not direct obligations of the general partners of KKR’s investment vehicles or its management companies.

(b)   Weighted average interest rate is 3.02% and 3.09% as of June 30, 2013 and December 31, 2012.

(c)   Weighted average years to maturity is 2.4 years and 3.2 years as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Outstanding	Available	Outstanding	Available
Revolving Credit Arrangements
Revolving Credit Arrangements (a)	$—	$1,250,000	$—	$1,250,000

(a)         As of June 30, 2013 and December 31, 2012, no borrowings were outstanding under the revolving credit arrangements.

2043 Senior Notes

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

The 2043 Senior Notes bear interest at a rate of 5.50% per annum, accruing from February 1, 2013. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. Interest expense on the 2043 Senior Notes totaled $6.9 million for the three months ended June 30, 2013.

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

Investment Financing Arrangements

In March 2013, a KKR investment vehicle entered into a $75.0 million multi-currency three-year revolving credit agreement that bears interest at LIBOR plus 1.60% (the “Special Situations Investment Credit Agreement”). As of June 30, 2013, there were no borrowings outstanding under the Special Situations Investment Credit Agreement. This financing arrangement is non-recourse to KKR beyond the specific capital commitments pledged as collateral.

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

The effective tax rate was 2.98% and 0.73% for the three months ended June 30, 2013 and 2012, respectively and 0.75% and 0.63% for the six months ended June 30, 2013 and 2012. The effective tax rate differs from the statutory rate for the three and six months ended June 30, 2013 and 2012, primarily due to the following: (a) a substantial portion of the reported net income (loss) before taxes is attributable to noncontrolling interests held in consolidated entities or KKR Holdings, (b) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain subsidiaries that are not subject to U.S. federal, state or local income taxes and/or non- U.S. taxes, and (c) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and six month period ending June 30, 2013, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
KKR Holdings Principal Awards	$18,732	$60,780	$51,569	$134,669
KKR Holdings Restricted Equity Units	945	174	2,408	4,303
Equity Incentive Plan Units	25,936	14,050	53,354	30,313
Discretionary Compensation	34,705	18,535	54,637	38,595
Total	$80,318	$93,539	$161,968	$207,880

KKR Holdings Equity Awards—Principal Awards

KKR principals and certain non-employee consultants and service providers received grants of KKR Holdings units (“Principal Awards”) which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of June 30, 2013, KKR Holdings owned approximately 59.7%, or 411,960,931, of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 411,960,931 KKR Holdings units have been legally allocated, but the allocation of 30,418,417 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

Principal Awards give rise to equity-based payment charges in the condensed consolidated statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. Equity-based payment expense on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units which currently ranges from 7% to 52%, multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management’s estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect.

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

The calculation of equity-based payment expense and general administrative and other expense on unvested Principal Awards assumes forfeiture rates of up to 4% annually based upon expected turnover by class of principal, consultant, or service provider.

As of June 30, 2013, there was approximately $98.0 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested Principal Awards. That cost is expected to be recognized over a weighted-average period of 0.7 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of unvested Principal Awards from January 1, 2013 through June 30, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	64,569,667	$7.42
Granted	1,761,382	12.07
Vested	(1,302,727)	11.50
Forfeited	(2,674,984)	7.18
Balance, June 30, 2013	62,353,338	$7.48

The weighted average remaining vesting period over which unvested units are expected to vest is 0.9 years.

The following table summarizes the remaining vesting tranches of Principal Awards:

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

Vesting Date	Units
October 1, 2013	27,984,430
April 1, 2014	1,271,539
October 1, 2014	27,984,489
April 1, 2015	1,271,592
October 1, 2015	2,281,657
April 1, 2016	82,429
October 1, 2016	1,320,909
April 1, 2017	30,000
October 1, 2017	111,293
April 1, 2018	15,000
62,353,338

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

As of June 30, 2013, there was approximately $2.4 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 0.7 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of unvested Holdings REU Awards from January 1, 2013 through June 30, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	1,064,712	$12.03
Granted	—	—
Vested	(200,341)	13.72
Forfeited	(20,123)	14.20
Balance, June 30, 2013	844,248	$11.58

The weighted average remaining vesting period over which unvested units are expected to vest is 1.0 year.

A summary of the remaining vesting tranches of Holdings REU Awards is presented below:

Vesting Date	Units
October 1, 2013	259,411
April 1, 2014	166,305
October 1, 2014	252,751
April 1, 2015	140,250
October 1, 2015	25,531
844,248

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

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of June 30, 2013, equity awards relating to 33,063,255 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan and are subject to service based vesting, which vest generally over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these recipients are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which currently ranges from 7% to 52% multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management’s estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 4% annually based upon expected turnover by class of recipient.

As of June 30, 2013, there was approximately $204.6 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.4 years, using the straight line method.

A summary of the status of awards granted under the Equity Incentive Plan from January 1, 2013 through June 30, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	17,920,926	$9.11
Granted	11,085,150	11.86
Vested	(2,953,853)	11.32
Forfeited	(568,859)	9.62
Balance, June 30, 2013	25,483,364	$10.04

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.7 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2013	3,619,387
April 1, 2014	4,563,715
October 1, 2014	4,121,369
April 1, 2015	4,390,105
October 1, 2015	3,193,329
April 1, 2016	2,156,917
October 1, 2016	2,127,204
April 1, 2017	83,051
October 1, 2017	480,987
April 1, 2018	6,917
October 1, 2018	740,383
25,483,364

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

11. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	June 30, 2013	December 31, 2012
Due from Related Entities	$78,500	$73,357
Due from Portfolio Companies	56,225	48,828
Due from Affiliates	$134,725	$122,185

	June 30, 2013	December 31, 2012
Due to KKR Holdings in Connection with the Tax Receivable Agreement (a)	$90,329	$70,375
Due to Related Entities	2,464	2,455
Due to Affiliates	$92,793	$72,830

(a)               Represents amounts owed to KKR Holdings and/or its principals under the Tax Receivable Agreement.

KFN

KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol “KFN.” KFN is managed by KKR but is not consolidated by KKR. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of June 30, 2013 and December 31, 2012, KFN had consolidated assets of $8.7 billion and $8.4 billion, respectively, and shareholders’ equity of $2.5 billion and $1.8 billion, respectively. There were no shares of KFN held by KKR as of June 30, 2013. Shares of KFN held by KKR represented less than 0.1% of KFN’s outstanding shares as of December 31, 2012. If KKR were to exercise all of its outstanding vested options, KKR’s ownership interest in KFN would be 0.30% and 0.35% of KFN’s outstanding shares as of June 30, 2013 and December 31, 2012, respectively.

Discretionary Investments

Certain of KKR’s investment professionals, including its principals and other qualifying employees, are permitted to invest, and have invested, their own capital in side-by-side investments with KKR’s investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable investment vehicle, except that the side-by-side investments are not subject to management fees, incentive fees or a carried interest. The cash invested by these individuals aggregated $68.7 million and $18.7 million for the three months ended June 30, 2013 and 2012, respectively and $130.4 million and $54.6 million for the six months ended June 30, 2013 and 2012, respectively.

Aircraft and Other Services

Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $0.5 million and $1.1 million for the use of these aircraft for the three months ended June 30, 2013 and 2012, respectively and $1.4 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

Facilities

Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other Senior Principals who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR’s Menlo Park location. Payments made to this partnership were $1.8 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively and $3.6 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively.

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

Public Markets

Through the Public Markets segment, KKR manages KKR Financial Holdings LLC, or KFN, which is a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending and (iv) hedge funds solutions. These funds, vehicles and accounts, including three investment management companies registered under the 1940 Act, are managed by KKR Asset Management LLC, or KAM, and Prisma Capital Partners LP, or Prisma. Both KAM and Prisma are SEC registered investment advisers.

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

FRE

FRE is comprised of segment operating revenues less segment operating expenses (other than certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income). This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

ENI

ENI is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. ENI is comprised of: (i) FRE plus (ii) segment investment income (loss), which is reduced for carry pool allocations, management fee refunds, interest expense and certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income; less (iii) certain economic interests in KKR’s

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Book Value

Book Value is a measure of the net assets of KKR’s reportable segments and is used by management primarily in assessing the unrealized value of KKR’s investment portfolio, including carried interest, as well as KKR’s overall liquidity position. Book value differs from KKR & Co. L.P. Partners’ Capital on a GAAP basis primarily as a result of the exclusion of ownership interests attributable to KKR Holdings.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended June 30, 2013:

	As of and for the Three Months Ended June 30, 2013
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$114,700	$49,476	$—	$164,176
Incentive fees	—	15,590	—	15,590
Management and incentive fees	114,700	65,066	—	179,766

Monitoring and transaction fees:
Monitoring fees	28,907	—	—	28,907
Transaction fees	25,231	7,243	30,311	62,785
Fee credits (1)	(29,547)	(5,204)	—	(34,751)
Net monitoring and transaction fees	24,591	2,039	30,311	56,941
Total fees	139,291	67,105	30,311	236,707

Expenses
Compensation and benefits	51,516	21,990	6,930	80,436
Occupancy and related charges	11,143	1,615	309	13,067
Other operating expenses	33,988	9,147	1,892	45,027
Total expenses	96,647	32,752	9,131	138,530
Fee related earnings	42,644	34,353	21,180	98,177

Investment income (loss)
Realized carried interest	269,828	—	—	269,828
Unrealized carried interest	(212,809)	10,791	—	(202,018)
Gross carried interest	57,019	10,791	—	67,810
Less: Allocation to KKR carry pool (2)	(22,220)	(4,316)	—	(26,536)
Less: Management fee refunds (3)	(4,735)	—	—	(4,735)
Net carried interest	30,064	6,475	—	36,539
Other investment income (loss)	(249)	22	11,277	11,050
Total investment income (loss)	29,815	6,497	11,277	47,589

Income (loss) before noncontrolling interests in income of consolidated entities	72,459	40,850	32,457	145,766
Income (loss) attributable to noncontrolling interests (4)	411	378	534	1,323

Economic net income (loss)	$72,048	$40,472	$31,923	$144,443

Total Assets	$1,409,201	$387,719	$6,312,201	$8,109,121

Book Value	$1,296,194	$348,713	$5,254,150	$6,899,057

(1)         KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of monitoring and transaction fees received from portfolio companies (“Fee Credits”). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

(2)         With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)         Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2013, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)         Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the profits and losses in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended June 30, 2013:

	As of and for the Three Months Ended June 30, 2013
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$236,707	$(70,331)	$166,376
Expenses(b)	$138,530	$153,492	$292,022
Investment income (loss)(c)	$47,589	$363,840	$411,429
Income (loss) before taxes	$145,766	$140,017	$285,783
Income (loss) attributable to redeemable noncontrolling interests	$—	$(7,800)	$(7,800)
Income (loss) attributable to noncontrolling interests	$1,323	$268,601	$269,924
Total Assets(d)	$8,109,121	$36,698,524	$44,807,645
Book Value (e)	$6,899,057	$(4,611,668)	$2,287,389

(a)               The fees adjustment primarily represents (i) the elimination of management fees of $117,453 upon consolidation of KKR’s funds and vehicles, (ii) the elimination of Fee Credits of $32,168 upon consolidation of the KKR funds and vehicles, (iii) inclusion of reimbursable expenses of $8,861 and (iv) other adjustments of $6,093.

(b)               The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $80,318, (ii) allocations to the carry pool of $26,536, (iii) a gross up of reimbursable expenses of $11,040, (iv) operating expenses of $18,363 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and vehicles and other entities, (v) inclusion of certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income of $2,705 and (vi) other adjustments of $14,530.

(c)                The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $329,864 attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles, (ii) exclusion of allocations to the carry pool of $26,536, (iii) exclusion of management fee refunds of $4,735 and (iv) exclusion of certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income of $2,705.

(d)               Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles.

(e)                The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,699,114 and the equity impact of KKR Management Holdings Corp. equity and other of $87,446.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended June 30, 2013
Net income (loss) attributable to KKR & Co. L.P.	$15,134
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	28,106
Plus: Equity based compensation	80,318
Plus: Amortization of intangibles and other, net	12,360
Plus: Income taxes	8,525
Economic net income (loss)	144,443
Plus: Income attributable to segment noncontrolling interests	1,323
Less: Investment income (loss)	47,589
Fee related earnings	$98,177

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended June 30, 2012:

	As of and for the Three Months Ended June 30, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$107,170	$22,456	$—	$129,626
Incentive fees	—	4,057	—	4,057
Management and incentive fees	107,170	26,513	—	133,683

Monitoring and transaction fees:
Monitoring fees	27,786	—	—	27,786
Transaction fees	10,768	1,319	31,619	43,706
Fee credits (1)	(15,642)	(1,047)	—	(16,689)
Net monitoring and transaction fees	22,912	272	31,619	54,803
Total fees	130,082	26,785	31,619	188,486

Expenses
Compensation and benefits	45,991	9,229	7,526	62,746
Occupancy and related charges	11,633	1,366	240	13,239
Other operating expenses	36,230	3,880	2,619	42,729
Total expenses	93,854	14,475	10,385	118,714
Fee related earnings	36,228	12,310	21,234	69,772

Investment income (loss)
Realized carried interest	65,600	—	—	65,600
Unrealized carried interest	226,186	(8,912)	—	217,274
Gross carried interest	291,786	(8,912)	—	282,874
Less: Allocation to KKR carry pool (2)	(116,118)	3,565	—	(112,553)
Less: Management fee refunds (3)	(32,804)	—	—	(32,804)
Net carried interest	142,864	(5,347)	—	137,517
Other investment income (loss)	(3,990)	(12)	344,105	340,103
Total investment income (loss)	138,874	(5,359)	344,105	477,620

Income (loss) before noncontrolling interests in income of consolidated entities	175,102	6,951	365,339	547,392
Income (loss) attributable to noncontrolling interests (4)	358	123	796	1,277

Economic net income (loss)	$174,744	$6,828	$364,543	$546,115

Total Assets	$1,054,751	$80,042	$6,054,132	$7,188,925

Book Value	$927,497	$61,399	$5,513,908	$6,502,804

(1)         KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of monitoring and transaction fees received from portfolio companies. Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

(2)         With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)         Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2012, the amount subject to refund for which no liability was recorded was approximately $49.0 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

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

(a)         The fees adjustment primarily represents (i) the elimination of management fees of $109,060 upon consolidation of KKR’s funds and vehicles, (ii) the elimination of Fee Credits of $16,443 upon consolidation of KKR’s funds and vehicles, (iii) inclusion of reimbursable expenses of $4,926 and (iv) other adjustments of $11,565.

(b)         The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $93,539, (ii) allocations to the carry pool of $112,553, (iii) a gross up of reimbursable expenses of $7,686, (iv) operating expenses of $9,797 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and vehicles and other entities and (v) other adjustments of $6,450.

(c)          The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $1,129,638 attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles, (ii) exclusion of allocations to the carry pool of $112,553, and (iii) exclusion of management fee refunds of $32,804.

(d)         Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles.

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended June 30, 2012
Net income (loss) attributable to KKR & Co. L.P.	$146,261
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	292,833
Plus: Equity based compensation	93,539
Plus: Amortization of intangibles and other, net	2,389
Plus: Income taxes	11,093
Economic net income (loss)	546,115
Plus: Income attributable to segment noncontrolling interests	1,277
Less: Investment income (loss)	477,620
Fee related earnings	69,772

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The following table presents the financial data for KKR’s reportable segments as of and for the six months ended June 30, 2013:

	As of and for the Six Months Ended June 30, 2013
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$221,305	$95,834	$—	$317,139
Incentive fees	—	34,439	—	34,439
Management and incentive fees	221,305	130,273	—	351,578

Monitoring and transaction fees:
Monitoring fees	60,975	—	—	60,975
Transaction fees	41,643	10,349	51,092	103,084
Fee credits (1)	(50,556)	(7,260)	—	(57,816)
Net monitoring and transaction fees	52,062	3,089	51,092	106,243
Total fees	273,367	133,362	51,092	457,821

Expenses
Compensation and benefits	99,517	41,690	14,391	155,598
Occupancy and related charges	22,568	3,157	664	26,389
Other operating expenses	67,930	16,973	4,754	89,657
Total expenses	190,015	61,820	19,809	271,644
Fee related earnings	83,352	71,542	31,283	186,177

Investment income (loss)
Realized carried interest	357,995	—	—	357,995
Unrealized carried interest	97,990	31,190	—	129,180
Gross carried interest	455,985	31,190	—	487,175
Less: Allocation to KKR carry pool (2)	(183,564)	(12,476)	—	(196,040)
Less: Management fee refunds (3)	(13,951)	—	—	(13,951)
Net carried interest	258,470	18,714	—	277,184
Other investment income (loss)	(2,284)	84	333,448	331,248
Total investment income (loss)	256,186	18,798	333,448	608,432

Income (loss) before noncontrolling interests in income of consolidated entities	339,538	90,340	364,731	794,609
Income (loss) attributable to noncontrolling interests (4)	809	733	882	2,424

Economic net income (loss)	$338,729	$89,607	$363,849	$792,185

Total Assets	$1,409,201	$387,719	$6,312,201	$8,109,121

Book Value	$1,296,194	$348,713	$5,254,150	$6,899,057

(1)                     KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of monitoring and transaction fees received from portfolio companies. Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

(2)                     With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)                     Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2013, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)                     Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to a third party investor approximately 2% of the profits and losses in KKR’s capital markets business.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the six months ended June 30, 2013:

	As of and for the Six Months Ended June 30, 2013
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$457,821	$(140,205)	$317,616
Expenses(b)	$271,644	$459,708	$731,352
Investment income (loss)(c)	$608,432	$2,198,629	$2,807,061
Income (loss) before taxes	$794,609	$1,598,716	$2,393,325
Income (loss) attributable to redeemable noncontrolling interests	$—	$16,823	$16,823
Income (loss) attributable to noncontrolling interests	$2,424	$2,147,624	$2,150,048
Total Assets(d)	$8,109,121	$36,698,524	$44,807,645
Book Value (e)	$6,899,057	$(4,611,668)	$2,287,389

(a)                            The fees adjustment primarily represents (i) the elimination of management fees of $230,149 upon consolidation of KKR’s funds and vehicles, (ii) the elimination of Fee Credits of $54,429 upon consolidation of KKR’s funds and vehicles, (iii) inclusion of reimbursable expenses of $15,441 and (iv) other adjustments of $20,074.

(b)                            The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $161,968, (ii) allocations to the carry pool of $196,040, (iii) a gross up of reimbursable expenses of $19,513 (iv) operating expenses of $35,291 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and vehicles and other entities, (v) inclusion of certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income of $2,705 and (vi) other adjustments of $44,191.

(c)                             The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $1,985,933 attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles, (ii) exclusion of allocations to the carry pool of $196,040, (iii) exclusion of management fee refunds of $13,951 and (iv) exclusion of certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income of $2,705.

(d)                            Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles.

(e)                             The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,699,114 and the equity impact of KKR Management Holdings Corp. equity and other of $87,446.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Six Months Ended June 30, 2013
Net income (loss) attributable to KKR & Co. L.P.	$208,573
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	362,218
Plus: Equity based compensation	161,968
Plus: Amortization of intangibles and other, net	41,545
Plus: Income taxes	17,881
Economic net income (loss)	792,185
Plus: Income attributable to segment noncontrolling interests	2,424
Less: Investment income (loss)	608,432
Fee related earnings	$186,177

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The following table presents the financial data for KKR’s reportable segments as of and for the six months ended June 30, 2012:

	As of and for the Six Months Ended June 30, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$214,082	$44,187	$—	$258,269
Incentive fees	—	13,727	—	13,727
Management and incentive fees	214,082	57,914	—	271,996

Monitoring and transaction fees:
Monitoring fees	53,608	—	—	53,608
Transaction fees	22,435	3,741	61,828	88,004
Fee credits (1)	(33,348)	(2,684)	—	(36,032)
Net monitoring and transaction fees	42,695	1,057	61,828	105,580
Total fees	256,777	58,971	61,828	377,576

Expenses
Compensation and benefits	90,477	20,611	14,382	125,470
Occupancy and related charges	24,438	2,784	478	27,700
Other operating expenses	67,905	7,857	5,516	81,278
Total expenses	182,820	31,252	20,376	234,448
Fee related earnings	73,957	27,719	41,452	143,128

Investment income (loss)
Realized carried interest	140,478	—	—	140,478
Unrealized carried interest	605,813	5,947	—	611,760
Gross carried interest	746,291	5,947	—	752,238
Less: Allocation to KKR carry pool (2)	(301,680)	(2,379)	—	(304,059)
Less: Management fee refunds (3)	(73,512)	—	—	(73,512)
Net carried interest	371,099	3,568	—	374,667
Other investment income (loss)	(2,338)	(35)	762,383	760,010
Total investment income (loss)	368,761	3,533	762,383	1,134,677

Income (loss) before noncontrolling interests in income of consolidated entities	442,718	31,252	803,835	1,277,805
Income (loss) attributable to noncontrolling interests (4)	2,654	554	1,280	4,488

Economic net income (loss)	$440,064	$30,698	$802,555	$1,273,317

Total Assets	$1,054,751	$80,042	$6,054,132	$7,188,925

Book Value	$927,497	$61,399	$5,513,908	$6,502,804

(1)                           KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of monitoring and transaction fees received from portfolio companies. Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

(2)                           With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)                           Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2012, the amount subject to refund for which no liability was recorded was approximately $49.0 million as a result of certain funds not yet recognizing sufficient carried interests. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

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

(a)                      The fees adjustment primarily represents (i) the elimination of management fees of $217,498 upon consolidation of KKR’s funds and vehicles, (ii) the elimination of Fee Credits of $35,150 upon consolidation of KKR’s funds and vehicles, (iii) inclusion of reimbursable expenses of $8,586 and (iv) other adjustments of $24,853.

(b)                      The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $207,880, (ii) allocations to the carry pool of $304,059, (iii) a gross up of reimbursable expenses of $13,875, (iv) operating expenses of $25,610 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and vehicles and other entities and (v) other adjustments of $8,125.

(c)                       The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $3,558,365 attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles, (ii) exclusion of allocations to the carry pool of $304,059, and (iii) exclusion of management fee refunds of $73,512.

(d)                      Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles.

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

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Six Months Ended June 30, 2012
Net income (loss) attributable to KKR & Co. L.P.	$336,697
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	697,024
Plus: Equity based compensation	207,880
Plus: Amortization of intangibles and other, net	3,551
Plus: Income taxes	28,165
Economic net income (loss)	1,273,317
Plus: Income attributable to segment noncontrolling interests	4,488
Less: Investment income (loss)	1,134,677
Fee related earnings	$143,128

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

Initial consideration transferred was $200.0 million in cash, and KKR may become obligated to make future additional payments (referred to hereafter as “contingent consideration”) to the sellers (certain of whom became employees of KKR) in years 2014 and 2017 based on the Prisma business achieving certain performance metrics when measured in such years. KKR has the right in its sole discretion to pay a portion of the contingent consideration, if any, in KKR & Co. L.P. common units rather than in cash. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized within General, Administrative and Other in the condensed consolidated statements of operations.

As of June 30, 2013, the fair value of the contingent consideration was estimated to be $86.9 million and is recorded as a liability within Accounts Payable, Accrued Expenses and Other Liabilities on the condensed consolidated statements of financial condition. The fair value of the contingent consideration was derived using Level III inputs. This amount was determined based on the present value of a range of undiscounted cash flows of $0 to $155.0 million in each of 2014 and 2017, using a discount rate ranging from 2.1% to 3.1%, after applying probability, risk-weighting, and other adjustments that KKR has determined to be applicable.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition. The carrying value of goodwill was $89.0 million as of June 30, 2013 and December 31, 2012 and is recorded within Other Assets on the condensed consolidated statements of financial condition. This goodwill has been allocated entirely to the Public Markets segment. As of June 30, 2013, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	June 30, 2013	December 31, 2012
Finite — Lived Intangible Assets	$218,886	$218,886
Accumulated Amortization	(31,372)	(21,402)
Intangible Assets, Net	$187,514	$197,484

Changes in Intangible Assets, Net consists of the following:

	June 30, 2013	December 31, 2012
Balance, Beginning of Year	$197,484	$24,310
Acquisitions	—	181,000
Amortization Expense	(9,970)	(7,826)
Intangible Assets, Net	$187,514	$197,484

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

Investment Commitments

As of June 30, 2013, KKR had unfunded commitments consisting of (i) $786.6 million to its active private equity and other investment vehicles, and (ii) $407.6 million in connection with commitments by KKR’s capital markets business. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry - paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, natural resources, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds.   Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of June 30, 2013, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2013 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,200.3 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to KKR in the KPE Transaction also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of June 30, 2013, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $578.3 million as of June 30, 2013.

Prior to the KPE Transaction, certain KKR principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations.  The terms of the KPE Transaction require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. As of June 30, 2013, no amounts are due with respect to the clawback obligation required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and KKR’s principals who participate in the carry pool.  Unlike the clawback obligation, KKR will be responsible for amounts due under a net loss sharing obligation and will indemnify KKR’s principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Indemnifications

In the normal course of business, KKR enters into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of KKR’s consolidated funds have provided certain indemnities relating to environmental and other matters and has provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

connection with the financing of certain real estate investments that KKR has made. KKR’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be low.

Litigation

From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR’s business. KKR’s business is also subject to extensive regulation, which may result in regulatory proceedings against it.

In August 1999, KKR and certain of its current and former personnel as well as the investment partnerships which made an investment were named as defendants in an action brought in the Circuit Court of Jefferson County, Alabama, or the Alabama State Court, alleging breach of fiduciary duty and conspiracy in connection with the acquisition of Bruno’s, Inc. (“Bruno’s”), one of KKR’s former portfolio companies, in 1995. The action was removed to the U.S. Bankruptcy Court for the Northern District of Alabama. In April 2000, the complaint in this action was amended to further allege that KKR and others violated state law by fraudulently misrepresenting the financial condition of Bruno’s in an August 1995 subordinated notes offering relating to the acquisition and in Bruno’s subsequent periodic financial disclosures. In January 2001, the action was transferred to the U.S. District Court for the Northern District of Alabama. In 2009, the action was remanded to the Alabama State Court and subsequently consolidated for pretrial purposes with a similar action brought against the underwriters of the August 1995 subordinated notes offering, which was pending before the Alabama State Court. The plaintiffs are seeking compensatory and punitive damages, in an unspecified amount to be proven at trial, for losses they allegedly suffered in connection with their purchase of the subordinated notes. In September 2009, KKR and the other named defendants moved to dismiss the action. In April 2010, the Alabama State Court granted in part and denied in part the motion to dismiss. In August 2011, the Alabama Supreme Court denied KKR’s petition seeking permission to appeal certain rulings made by the Alabama State Court when denying in part the motion to dismiss. In October 2011, the plaintiffs’ investment adviser filed an amended motion to dismiss a third-party complaint filed by KKR and other defendants asserting a contribution claim against the plaintiffs’ investment adviser, which was granted, without prejudice, in October 2012. In December 2011, KKR filed a petition for a writ of certiorari in the United States Supreme Court seeking permission to appeal the Alabama Supreme Court’s denial of KKR’s petition. In January 2012, the Alabama State Court granted a motion to sever the action from the related action against the underwriters of the subordinated notes. In May 2012, the United States Supreme Court denied KKR’s petition for a writ of certiorari.  On April 22, 2013, the parties entered into a definitive agreement to settle all claims without the admission of wrongdoing. The amount paid by KKR pursuant to the settlement did not have a material effect on KKR’s financial results. The action was dismissed with prejudice on May 8, 2013.

On May 23, 2011, KKR, certain KKR affiliates and the board of directors of Primedia Inc. (a former KKR portfolio company whose directors at that time included certain KKR personnel) were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the sale of Primedia in a merger transaction that was completed on July 13, 2011. These actions allege, among other things, that Primedia board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger. Plaintiffs also allege that the merger price was unfair in light of the value of certain shareholder derivative claims, which were dismissed on August 8, 2011, based on a stipulation by the parties that the derivative plaintiffs and any other former Primedia shareholders lost standing to prosecute the derivative claims on behalf of Primedia when the Primedia merger was completed. The dismissed shareholder derivative claims included allegations concerning open market purchases of certain shares of Primedia’s preferred stock by KKR affiliates in 2002 and allegations concerning Primedia’s redemption of certain shares of Primedia’s preferred stock in 2004 and 2005, some of which were owned by KKR affiliates. With respect to the pending shareholder class actions challenging the Primedia merger, on June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger. On July 18, 2011, the Court of Chancery consolidated the two pending shareholder class actions and appointed lead counsel for plaintiffs. On October 7, 2011, defendants moved to dismiss the operative complaint in the consolidated shareholder class action. The operative complaint seeks, in relevant part, unspecified monetary damages and rescission of the merger. On December 2, 2011, plaintiffs filed a consolidated amended complaint, which similarly alleges that the Primedia board members, KKR, and certain KKR affiliates breached their respective fiduciary duties by entering into the merger agreement at an unfair price in light of the value of the dismissed shareholder derivative claims. That amended complaint seeks an unspecified amount of monetary damages. On January 31, 2012, defendants moved to dismiss the amended complaint.  On May 10, 2013, the Court of Chancery denied the motion to dismiss the complaint as it relates to the Primedia board members, KKR and certain KKR affiliates. On July 1, 2013, KKR and other defendants filed a motion for judgment on the pleadings.

Additionally, in May 2011, two shareholder class actions challenging the Primedia merger were filed in Georgia state courts, asserting similar allegations and seeking similar relief as initially sought by the Delaware shareholder class actions above. Both Georgia actions have been stayed in favor of the Delaware action.

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs’ motion. On September 7, 2011, the court granted plaintiffs’ motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs’ proposed fifth amended complaint but denied plaintiffs’ motion seeking leave to file a proposed fifth amended complaint. On June 14, 2012, following the completion of the third phase of discovery, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints.  On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint.  On July 18, 2012, the court granted in part and denied in part defendants’ motion to dismiss, dismissing certain previously released claims against certain defendants. On March 13, 2013, the United States District Court denied defendants’ motion for summary judgment on the count involving KKR.  However, the court narrowed plaintiffs’ claim to an alleged overarching agreement to refrain from jumping other defendants’ announced proprietary transactions, thereby limiting the case to a smaller number of transactions subject to plaintiffs’ claim.  Pursuant to the court’s grant of permission to re-file, KKR filed a renewed motion for summary judgment on April 16, 2013, which the court denied on July 18, 2013.

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

KKR establishes an accrued liability for litigation, regulatory and other matters only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. For one or more of the matters described above for which a loss is both probable and reasonably estimable, we have estimated the aggregate amount of losses attributable to KKR to be approximately $32.5 million. We believe such losses may be, in part, subject to insurance and/or indemnity, which we believe may reduce any ultimate loss. This estimate is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings, and some of the matters discussed above seek potentially large and/or indeterminate amounts. As of such date, based on information known by management, management has

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

not concluded that the final resolutions of the matters above will have a material effect upon the consolidated financial statements. However, given the potentially large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on KKR’s financial results in any particular period

16. REGULATORY CAPITAL REQUIREMENTS

KKR has a registered broker-dealer subsidiary which is subject to the minimum net capital requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”). Additionally, KKR has an entity based in London which is subject to the capital requirements of the U.K. Financial Conduct Authority, another entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Japan subject to the capital requirements of Financial Services Authority of Japan, and two entities based in Mumbai which are subject to capital requirements of the Reserve Bank of India (“RBI”) and Securities and Exchange Board of India (“SEBI”). All of these broker dealer entities have continuously operated in excess of their respective minimum regulatory capital requirements.

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At June 30, 2013, approximately $47.6 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

17. SUBSEQUENT EVENTS

Distribution

A distribution of $0.42 per KKR & Co. L.P. common unit was announced on July 26, 2013 and will be paid on August 20, 2013 to unitholders of record as of the close of business on August 5, 2013. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013, including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Overview

Led by Henry Kravis and George Roberts, we are a leading global investment firm with $83.5 billion in AUM as of June 30, 2013 and a 37-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our fund investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and other third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 200 private equity investments in portfolio companies with a total transaction value in excess of $475 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, equity strategies, hedge fund solutions, capital markets, infrastructure, natural resources and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing fund investors and have increased our investment in developing relationships with new investors in our funds.

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

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and source investments in real assets, like infrastructure, natural resources and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of June 30, 2013, the segment had $54.5 billion of AUM and our actively investing funds included geographically differentiated investment funds and vehicles. As of June 30, 2013, FPAUM in the Private Markets segment was $45.9 billion, consisting of $42.2 billion in private equity funds and $3.7 billion of FPAUM in real asset funds (including infrastructure, natural resources and real estate). Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of June 30, 2013 relating to our active private equity funds and other Private Markets investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after June 30, 2013.

	Investment Period (1)		Amount
	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity Funds
Asian Fund II	4/2013	4/2019	$5,825.0	$5,825.0	1.3%	$—	$—	$—	$—
North America Fund XI	9/2012	9/2018	7,230.7	6,740.2	3.5%	490.5	3.9	490.5	524.5
China Growth Fund	11/2010	11/2016	1,010.0	692.4	1.0%	317.6	28.5	300.1	305.4
E2 Investors (Annex Fund)	8/2009	11/2013	345.9	191.6	4.3%	154.3	—	154.2	325.2
European Fund III	3/2008	3/2014	6,077.2	1,729.2	4.6%	4,348.0	549.5	3,990.6	4,697.2
Asian Fund	7/2007	4/2013	3,983.2	273.9	2.5%	3,709.3	1,623.7	2,864.8	4,737.9
2006 Fund	9/2006	9/2012	17,642.2	1,269.1	2.1%	16,373.1	10,509.6	10,021.7	14,378.1
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	2,442.6	3,922.9	4,926.6
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	9,320.5	2,218.9	3,335.2
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,720.0	—	51.7
Total Private Equity Funds			56,950.4	16,721.4		40,229.0	33,198.3	23,963.7	33,281.8

Co-Investment Vehicles	Various	Various	2,434.1	504.1	Various	1,930.0	2,318.9	1,309.7	1,752.0
Total Private Equity			59,384.5	17,225.5		42,159.0	35,517.2	25,273.4	35,033.8

Real Assets
Natural Resources Fund	Various	Various	1,232.0	658.9	Various	573.1	46.9	547.0	370.1
Global Energy Opportunities	Various	Various	1,011.0	884.4	Various	126.6	—	126.6	113.4
Infrastructure Fund	Various	Various	1,041.5	614.2	4.8%	427.3	9.0	427.3	437.9
Infrastructure Co-Investments	Various	Various	1,356.7	252.2	Various	1,104.5	190.5	1,104.5	1,355.8
Real Estate Partners America	5/2013	(4)	500.0	337.6	40%	162.4	—	162.4	203.8
Real Assets			5,141.2	2,747.3		2,393.9	246.4	2,367.8	2,481.0

Private Markets Total			$64,525.7	$19,972.8		$44,552.9	$35,763.6	$27,641.2	$37,514.8

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

(2)        The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on June 30, 2013, in the case of unfunded commitments.

(3)        The remaining cost represents fund investors’ initial investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)        Third anniversary of final close.

The tables below present information as of June 30, 2013 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since June 30, 2013 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized	Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital**
			($ in Millions)
Total Investments
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,720.0	51.7	8,771.7	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	9,320.5	3,335.2	12,655.7	22.1%	16.0%	2.1
European Fund II (2005) (2)	5,750.8	5,750.8	2,442.6	4,926.6	7,369.2	4.6%	3.1%	1.3
2006 Fund (2006)	17,642.2	16,373.1	10,509.6	14,378.1	24,887.7	10.1%	7.4%	1.5
Asian Fund (2007)	3,983.2	3,709.3	1,623.7	4,737.9	6,361.6	19.4%	13.4%	1.7
European Fund III (2008) (2)	6,077.2	4,348.0	549.5	4,697.2	5,246.7	9.3%	3.4%	1.2
E2 Investors (Annex Fund) (2009) (2)	345.9	154.3	—	325.2	325.2	27.2%	22.4%	2.1
China Growth Fund (2010) (3)	1,010.0	317.6	28.5	305.4	333.9	N/A	N/A	N/A
Natural Resources Fund (2010) (3)	1,232.0	573.1	46.9	370.1	417.0	N/A	N/A	N/A
Infrastructure Fund (2011) (3)	1,041.5	427.3	9.0	437.9	446.9	N/A	N/A	N/A
North America Fund XI (2012) (3)	7,230.7	490.5	3.9	524.5	528.4	N/A	N/A	N/A
Asian Fund II (2013) (3)	5,825.0	—	—	—	—	N/A	N/A	N/A
Real Estate Partners America (2013) (3)	500.0	162.4	—	203.8	203.8	N/A	N/A	N/A
Subtotal - Included Funds	59,723.9	41,391.8	33,254.2	34,293.6	67,547.8	14.6%	10.2%	1.6

All Funds	$76,198.4	$57,866.3	$83,523.5	$34,293.6	$117,817.1	25.7%	19.0%	2.0

Realized/Partially Realized
Investments (4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	2,681.1	8,720.0	51.7	8,771.7	29.7%	25.9%	3.3
Millennium Fund (2002)	6,000.0	4,093.0	8,911.7	1,975.9	10,887.6	37.6%	28.9%	2.7
European Fund II (2005) (2)	5,750.8	2,809.1	2,377.7	2,602.4	4,980.1	14.9%	13.2%	1.8
2006 Fund (2006)	17,642.2	4,424.4	10,237.6	3,313.1	13,550.7	26.8%	24.3%	3.1
Asian Fund (2007)	3,983.2	795.8	1,623.7	395.9	2,019.6	26.5%	23.3%	2.5
European Fund III (2008) (2)	6,077.2	230.9	409.7	—	409.7	23.4%	21.9%	1.8
E2 Investors (Annex Fund) (2009) (2) (4)	345.9	—	—	—	—	—	—	—
China Growth Fund (2010)	1,010.0	17.5	28.5	—	28.5	33.5%	33.5%	1.6
Natural Resources Fund (2010) (4)	1,232.0	—	—	—	—	—	—	—
Infrastructure Fund (2011) (4)	1,041.5	—	—	—	—	—	—	—
North America Fund XI (2012) (4)	7,230.7	—	—	—	—	—	—	—
Asian Fund II (2013) (4)	5,825.0	—	—	—	—	—	—	—
Real Estate Partners America (2013) (4)	500.0	—	—	—	—	—	—	—
Subtotal - Included Funds	59,723.9	15,051.8	32,308.9	8,339.0	40,647.9	27.8%	23.5%	2.7

All Realized/Partially Realized Investments	$76,198.4	$31,526.3	$82,578.2	$8,339.0	$90,917.2	26.1%	21.3%	2.9

(1)                         These funds were not contributed to KKR as part of the KPE Transaction.

(2)                         The capital commitments of the European Fund, the European Fund II, the European Fund III and the E2 Investors (Annex Fund) include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,842.6 million and €103.7 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2013 in the case of unfunded commitments.

(3)                         The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to June 30, 2013. None of the China Growth Fund, Natural Resources Fund, Infrastructure Fund, North America Fund XI, Asian Fund II or Real Estate Partners America have invested for at least 36 months as of June 30, 2013. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)                         Investments are considered partially realized when realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. None of the E2 Investors (Annex Fund), Natural Resources Fund, Infrastructure Fund, North America Fund XI, Asian Fund II or Real Estate Partners America have realized a material portion of invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Public Markets

Through the Public Markets segment, we manage KKR Financial Holdings LLC, or KFN, which is a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending and (iv) hedge fund solutions. These funds, vehicles and accounts, including three investment management companies registered under the Investment Company Act of 1940 (the “1940 Act”), are managed by KKR Asset Management LLC, or KAM, and Prisma Capital Partners LP, or Prisma. Both KAM and Prisma are SEC registered investment advisers. On January 23, 2013, we acquired a 24.9% interest in Nephila Capital Ltd. (“Nephila”), an investment manager focused on investing in natural catastrophe and weather risk. We intend to grow the Public Markets business by leveraging our global investment platform and experienced investment professionals.

We generally review our performance in the Public Markets segment by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. The following chart presents information regarding these leveraged loan and high yield bond strategies from inception to June 30, 2013. Past performance is no guarantee of future results.

Inception-to-June 30, 2013 Annualized Gross Performance vs. Benchmark (1) by Strategy

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

(2)                                 The Opportunistic Credit strategy invests in high yield securities and corporate loans with no preset allocation. The Benchmark used for purposes of comparison for the Opportunistic Credit strategy presented herein is based on the BoAML HY Master II Index.

(3)                                Performance is based on a blended composite of Bank Loans Plus High Yield strategy accounts. The Benchmark used for purposes of comparison for the Bank Loans Plus High Yield strategy is based on 65% S&P/LSTA Loan Index and 35% BoAML HY Master II Index.

(4)                                 Performance is based on a composite of portfolios that primarily invest in leveraged loans. The Benchmark used for purposes of comparison for the Bank Loans strategy is based on the S&P/LSTA Loan Index.

(5)                                 Performance is based on a composite of portfolios that primarily invest in high yield securities. The Benchmark used for purposes of comparison for the High Yield strategy is based on the BoAML HY Master II Index.

In addition, for the period beginning in June 2004 through June 30, 2013, Prisma’s Low Volatility strategy, which consists of the majority of Prisma’s AUM and FPAUM, generated a net annualized return of 6.3%.

The table below presents information as of June 30, 2013 relating to our Public Markets vehicles.

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital

KFN	$2,250	$2,250	1.75%	25.00%	8.00%	Indefinite (1)
Leveraged Credit:
Leveraged Credit SMAs/Funds	4,549	4,549	0.50%-1.00%	N/A	N/A	Subject to redemptions
CLO’s	7,062	634	0.50%	N/A	N/A	10-14 Years (3)
Total Leveraged Credit	11,611	5,183
Alternative Credit (2)	3,948	3,494	0.75%-1.50% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (3)
Long/Short Equities	424	314	1.25%-1.50%	17.50-20.00%	N/A	Subject to redemptions
Hedge Fund Solutions	9,158	9,150	0.50%-1.50%	Various (5)	Various (5)	Subject to redemptions
Other:
Corporate Capital Trust (5)	1,529	1,529	1.00%	10.00%	7.00%	7 years (6)
Strategic Capital Funds (SCF) (7)	129	129	0.25%	N/A	N/A	In managed wind down
Total Other	1,658	1,658

Total	$29,049	$22,049

(1)                     The management agreement may be terminated only in limited circumstances and, except for a termination arising from certain events of cause, upon payment of a termination fee to KKR.

(2)                     AUM and FPAUM include all assets invested by vehicles that principally invest in alternative credit strategies, and consequently may include a certain amount of assets invested in other strategies.

(3)                     Term for duration of capital is since inception. Inception dates for CLOs were between 2005 and 2013 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2013.

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

Capital Markets and Principal Activities

Our Capital Markets and Principal Activities segment combines KKR’s principal assets with our global capital markets business. Our capital markets business, which includes approximately 40 executives, supports our firm, our portfolio companies and select third-party clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. When our capital markets business underwrites an offering of securities or a loan, it commits to buy and sell an issue of securities or principal amount of indebtedness, and earns fees by purchasing those securities or indebtedness at a discount. In a syndication, this business earns a fee for arranging transactions and placing securities or indebtedness. To allow us to carry out these activities, we are registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East.

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

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia-Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the success of the investments we make as well as our ability to exit these investments profitably and to make new investments.  While certain economies have experienced moderate expansion in 2013, the current global economic environment remains uncertain. Within Europe, there is a divergence between growth in Germany, and growth in other countries, which remain slow or negative.  Overall, Europe has experienced negative growth trends as sovereign debt concerns have affected consumer and business behavior which has pushed the region into recession.  Fiscal deficits and the levels of government debt in a number of European countries have led to substantial increases in sovereign borrowing costs, stresses in the European banking system, and associated reductions in the availability of credit and economic activity in the euro area. Ongoing austerity and deleveraging in the developed world are likely to persist in the near-term, which may lead to increased volatility in the global capital markets and pose downside risk to the economic outlook. While a number of policy actions have been taken which seek to address the European sovereign debt crisis, if one or more Eurozone members were to leave the Eurozone, the functioning of Europe’s single market currency could be undermined which would cause a deeper and more damaging impact on the global economy. Growth in Asian economies is mixed. For example, the rate of real gross domestic product growth in China remains lower compared to the pace of growth in prior years.   In addition, the new Chinese leadership has signaled that its reform agenda is more important than growth, and the regulatory and structural adjustments could further impair growth. The U.S. economy has returned to moderate growth in early 2013 following a slight contraction in the fourth quarter of 2012, but continues to be restrained by various headwinds. For example, while unemployment has declined, the unemployment rate remains elevated and consumer and business spending has been cautious. In the wake of recent fiscal tightening in the U.S., U.S. consumers could further retrench spending, and while central banks around the world adopt quantitative easing, the U.S. dollar could continue to appreciate, which could impact U.S. corporate profitability as well as curtail U.S. growth. In addition, the U.S. Federal Reserve is signaling an upcoming shift in monetary policy and tapering of quantitative easing could cause interest rates to rise substantially which could affect our investments. Moreover, while as of July 26, 2013, our Private Markets business has invested or committed approximately $3.0 billion in new transaction activity, nearly matching the total Private Markets committed dollars invested for the full year 2012, levels of transaction activity are generally volatile, and reduced levels of transaction activity tend to result in a reduced amount of transaction fees and potential future investment gains.

In addition to economic conditions, global equity markets also have a substantial effect on our financial condition and results of operations, as equity prices, which have been and may continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value of our investments that do not have readily observable market prices. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains. For example in the third quarter of 2013, we were able to complete a secondary sale of common shares of Dollar General Corporation (NYSE: DG).

Notwithstanding the trends described above, global equity markets rose during the quarter ended June 30, 2013, with the S&P 500 Index up 2.9% and the MSCI World Index up 0.9%. Volatility increased during the quarter ended June 30, 2013 as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a

measure of volatility, beginning the quarter at 12.7 and ending at 16.9 on June 30, 2013. The below-investment grade credit markets were mixed, with the S&P/LSTA Leveraged Loan Index up 0.2% and the BofA Merrill Lynch High Yield Master II Index down 1.4% during the three months ended June 30, 2013, respectively.

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

In addition, our Capital Markets and Principal Activities segment generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities and credit facilities, with the size of fees generally correlated to overall transaction sizes. As a result, the conditions in global equity and credit markets, as well as transaction activity in our Private Markets segment and to a lesser extent, Public Markets segment, impact both the frequency and size of fees generated by this segment. For example, subsequent to June 30, 2013, funds advised by KKR acquired Gardner Denver for approximately $3.9 billion, including the assumption of debt.

Finally, conditions in commodity markets impact the performance of our portfolio companies in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors.  If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase or suffer from a decline in commodity prices. In particular, our Private Markets portfolio contains several real asset investments whose values are influenced by the price of natural gas and oil. While such prices remained relatively flat or declined during the quarter ended June 30, 2013, the magnitude of such declines did not materially impact the value of our oil and gas investments. However, in periods where such price declines are more significant, the valuations of these real assets investments would also generally decrease. Furthermore, as we make additional investments in oil and gas companies and assets, the value of our portfolio may become increasingly sensitive to oil and gas prices.

Basis of Accounting

The consolidated financial statements, referred to hereafter as our “financial statements,” include the accounts of KKR’s management and capital markets companies, the general partners of certain unconsolidated funds, general partners of consolidated funds and their respective consolidated funds and certain other entities.

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of June 30, 2013 our Private Markets segment included 13 consolidated investment funds and 14 unconsolidated co-investment vehicles. Our Public Markets segment included 11 consolidated investment vehicles and 47 unconsolidated vehicles.

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

With respect to KKR’s active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. For the purpose of the discussion under “—Consolidated Results of Operations,” these amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation and benefits expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations. However, for the purposes of the discussion under “—Segment Analysis” carry pool allocations are recorded as a component of Investment Income (Loss).

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

Fee Related Earnings (“FRE”)

Fee related earnings is comprised of segment operating revenues less segment operating expenses (other than certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income). This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

Economic Net Income (Loss) (“ENI”)

Economic net income (loss) is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR’s businesses inclusive of investment income and carried interest. ENI is comprised of: (i) FRE; plus (ii) segment investment income (loss), which is reduced for carry pool allocations, management fee refunds, interest expense and certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income; less (iii) certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

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

Syndicated Capital

Syndicated capital is the aggregate amount of debt or equity capital in transactions originated by KKR investment funds and vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital committed to such transactions by carry-yielding co-investment vehicles, which is instead reported in committed dollars invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds and vehicles. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR’s Capital Markets and Principal Activities segment and across its investment platform.

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

Book Value

Book value is a measure of the net assets of KKR’s reportable segments and is used by management primarily in assessing the unrealized value of our investment portfolio, including carried interest, as well as our overall liquidity position. We believe this measure is useful to unitholders as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders. Book value differs from KKR & Co. L.P. partners’ capital on a GAAP basis primarily as a result of the exclusion of ownership interests attributable to KKR Holdings L.P.

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR’s liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR’s available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of June 30, 2013, we had cash and short-term investments on a segment basis of $1,994.8 million. Excluding $827.4 million of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of $1,167.4 million as of June 30, 2013.

Unaudited Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2013 and 2012. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Revenues
Fees	$166,376	$112,360	$317,616	$228,667

Expenses
Compensation and Benefits	200,602	280,640	531,723	653,050
Occupancy and Related Charges	13,878	14,095	28,399	29,292
General, Administrative and Other	77,542	54,004	171,230	111,655
Total Expenses	292,022	348,739	731,352	793,997

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	98,537	1,601,688	2,368,354	4,688,553
Dividend Income	209,486	79,919	248,955	252,858
Interest Income	128,020	87,892	237,389	164,091
Interest Expense	(24,614)	(16,884)	(47,637)	(34,889)
Total Investment Income (Loss)	411,429	1,752,615	2,807,061	5,070,613

Income (Loss) Before Taxes	285,783	1,516,236	2,393,325	4,505,283

Income Taxes	8,525	11,093	17,881	28,165

Net Income (Loss)	277,258	1,505,143	2,375,444	4,477,118
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(7,800)	3,285	16,823	8,557
Net Income (Loss) Attributable to Noncontrolling Interests	269,924	1,355,597	2,150,048	4,131,864
Net Income (Loss) Attributable to KKR & Co. L.P.	$15,134	$146,261	$208,573	$336,697

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Fees

Fees were $166.4 million for the three months ended June 30, 2013, an increase of $54.0 million, compared to fees of $112.4 million for the three months ended June 30, 2012. The net increase was primarily due to an increase in management fees of $23.0 million, an increase in transaction fees of $14.8 million and an increase in incentive fees of $11.3 million. The increase in management fees was primarily the result of the acquisition of Prisma as well as new capital raised primarily in our Public Markets segment. The increase in transaction fees was primarily driven by an increase in the size of fee-generating investments completed during the three months ended June 30, 2013 in our Private Markets segment. During the three months ended June 30, 2013, there were six transaction fee-generating investments with a total combined transaction value of approximately $2.5 billion compared to five transaction fee-generating investments with a total combined transaction value of approximately $0.7 billion during the three months ended June 30, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in incentive fees is due primarily to an increase incentive fees earned in connection with hedge fund solutions platforms during the three months ended June 30, 2013, which were not part of the KKR platform during the three months ended June 30, 2012.

Expenses

Expenses were $292.0 million for the three months ended June 30, 2013, a decrease of $56.7 million, compared to $348.7 million for the three months ended June 30, 2012. The decrease was primarily due to a net decrease in compensation and benefits of $80.0 million, partially offset by an increase in other operating expenses of

$23.3 million. The net decrease in compensation and benefits is due primarily to (i) lower carry pool allocations as a result of the recognition of a lower level of carried interest during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, (ii) lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition, partially offset by (iii) an increase in cash-based compensation as a result of the Prisma acquisition and increased headcount and (iv) higher equity-based compensation relating to additional equity grants under the Equity Incentive Plan. The increase in other operating expenses was primarily due to the acquisition of Prisma.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $0.1 billion for the three months ended June 30, 2013, a decrease of $1.5 billion, compared to $1.6 billion for the three months ended June 30, 2012. The decrease was primarily driven by a lower level of net appreciation in our private equity portfolio in the current period when compared to the prior period. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended June 30,
	2013	2012
	($ in thousands)
Private Equity Investments	$92,966	$1,499,297
Other Net Gains (Losses) from Investment Activities	5,571	102,391
Net Gains (Losses) from Investment Activities	$98,537	$1,601,688

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

	Three Months Ended June 30,
	2013	2012
	($ in thousands)
Realized Gains	$1,568,212	$1,333,443
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(1,528,219)	(1,320,352)
Realized Losses	(973,012)	—
Unrealized Gains from Sales of Investments and Realization of Losses (b)	982,944	—
Unrealized Gains from Changes in Fair Value	933,565	3,074,490
Unrealized Losses from Changes in Fair Value	(890,524)	(1,588,284)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$92,966	$1,499,297

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

A significant driver of net gains (losses) from investment activities for the three months ended June 30, 2013 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.2 billion and $0.1 billion in our 2006 Fund and European Fund II, respectively. Our share prices of various publicly held investments had a net decrease in value, the most significant of which were losses on HCA, Inc. (NYSE: HCA), Kion Group AG (FRA: KGX), and The Nielsen Company B.V. (NYSE: NLSN). These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which was Jazz Pharmaceuticals, Inc. (NYSE: JAZZ). Our private portfolio contributed an overall increase in value, the most significant of which were gains relating to Alliance Boots GmbH (health care sector), ProSiebenSat.1 Media AG (media sector) and Oriental Brewery (consumer products sector). The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to A.T.U Auto-Teile-Unger (retail sector), BIS Industries Ltd. (industrial sector) and GenesisCare (health care sector). The increased valuations, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant driver of net gains (losses) from investment activities for the three months ended June 30, 2012 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $1.5 billion and $0.4 billion in our 2006 Fund and European Fund II, respectively, partially offset by net unrealized investment losses of $0.2 billion in each of our Millennium Fund, European Fund III and Asian Fund. Approximately 2% of the net change in value for the three months ended June 30, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in Dollar General Corporation and HCA, Inc., partially offset by decreases in Seven Media Group (media sector) and The Nielsen Company B.V.  Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH and to a lesser extent Tarkett S.A. (manufacturing sector), which were partially offset by unrealized losses on ProSiebenSat.1 Media AG and Toys R Us, Inc. (retail sector).  The increased valuations, in the aggregate, generally relate to individual company performance which was only partially offset by a decrease in market comparables and in the case of Alliance Boots GmbH an increase that reflected the valuation of an agreement executed in the second quarter of 2012 to sell a portion of the investment.  The decreased valuations, in the aggregate, generally relate to a decrease in market comparables and in certain cases, individual company performance, which may include an unfavorable business outlook.

Dividend Income

Dividend income was $209.5 million for the three months ended June 30, 2013, an increase of $129.6 million, compared to dividend income of $79.9 million for the three months ended June 30, 2012.  During the three months ended June 30, 2013, we received dividends of $139.7 million from Pets at Home (retail sector), $23.1 million from TDC A/S (OMX: TDC), $21.8 million from Santander Consumer USA (financial services sector) and an aggregate of $24.9 million of dividends from other investments. During the three months ended June 30, 2012, we received dividends of $44.7 million from TDC A/S, $24.4 million from Santander Consumer USA and an aggregate of $10.8 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends and may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $128.0 million for the three months ended June 30, 2013, an increase of $40.1 million, compared to $87.9 million for the three months ended June 30, 2012. The increase primarily reflects a net increase in the level of fixed income instruments in our Public Markets investment vehicles.

Interest Expense

Interest expense was $24.6 million for the three months ended June 30, 2013, an increase of $7.7 million, compared to $16.9 million for the three months ended June 30, 2012. The increase was primarily due to an increase in debt obligations in connection with the issuance of our 2043 Senior Notes on February 1, 2013.

Income (Loss) Before Taxes

Due to the factors described above, principally a lower level of net gains from investment activities, income before taxes was $0.3 billion for the three months ended June 30, 2013, a decrease of $1.2 billion, compared to income before taxes of $1.5 billion for the three months ended June 30, 2012.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net loss attributable to redeemable noncontrolling interests was $7.8 million for the three months ended June 30, 2013, a decrease of $11.1 million, compared to net income attributable to redeemable noncontrolling interests of $3.3 million for the three months ended June 30, 2012. The decrease primarily reflects a decrease in the investment values of investment vehicles that allow for redemptions by their limited partners.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $0.3 billion for the three months ended June 30, 2013, a decrease of $1.1 billion, compared to $1.4 billion for the three months ended June 30, 2012. The decrease was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Fees

Fees were $317.6 million for the six months ended June 30, 2013, an increase of $88.9 million, compared to fees of $228.7 million for the six months ended June 30, 2012. The net increase was primarily due to an increase in management fees of $43.8 million, an increase in incentive fees of $20.5 million, an increase in transaction fees of $9.6 million and an increase in gross monitoring fees of $7.4 million. The increase in management fees was primarily the result of the acquisition of Prisma as well as new capital raised primarily in our Public Markets segment. The increase in incentive fees is due primarily to an increase in incentive fees earned in connection with hedge fund solutions platforms during the six months ended June 30, 2013, which were not part of the KKR platform during the six months ended June 30, 2012 and increase in incentive fees received from KFN, resulting from a higher level of income when compared to the prior period. The increase in transaction fees was primarily driven by an increase in the size and number of fee-generating investments completed during the six months ended June 30, 2013 in our Private Markets segment. During the six months ended June 30, 2013, there were 12 transaction fee-generating investments with a total combined transaction value of approximately $3.3 billion compared to seven transaction fee-generating investments with a total combined transaction value of approximately $1.9 billion during the six months ended June 30, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in transaction fees was partially offset by a decrease in our capital markets fees due principally to lower overall transaction sizes of syndicated equity for the six months ended June 30, 2013. The transaction fees we receive generally depend on the amount of capital our funds and other vehicles deploy and also the amount of capital our capital markets business syndicates. The increase in monitoring fees was the result of a termination of a monitoring fee arrangement in connection with the sale of Intelligence Ltd. (services sector) of $4.8 million and an increase in recurring monitoring fees reflecting the acquisition of new portfolio companies and the disposition of other portfolio companies resulting in an increase in the average size of recurring monitoring fees. Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. During the six months ended June 30, 2013, we had 38 portfolio companies that were paying an average monitoring fee of $1.5 million compared with 38 portfolio companies that were paying an average monitoring fee of $1.4 million during the six months ended June 30, 2012.

Expenses

Expenses were $731.4 million for the six months ended June 30, 2013, a decrease of $62.6 million, compared to $794.0 million for the six months ended June 30, 2012. The decrease was primarily due to a net decrease in compensation and benefits of $121.3 million, partially offset by an increase in other operating expenses of $58.7 million. The net decrease in compensation and benefits is due primarily to (i) lower carry pool allocations as a result of the recognition of a lower level of carried interest during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, (ii) lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition, partially offset by (iii) an increase in cash-based compensation as a result of the Prisma acquisition and increased headcount and (iv) higher equity-based compensation relating to additional equity grants under the Equity Incentive Plan. The increase in other operating expenses was primarily due to the acquisition of Prisma and continued growth of our business for the six months ended June 30, 2013.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $2.4 billion for the six months ended June 30, 2013, a decrease of $2.3 billion, compared to $4.7 billion for the six months ended June 30, 2012. The decrease was primarily driven by a lower level of net appreciation in our private equity portfolio in the current period when compared to the prior period. The following is a summary of net gains (losses) from investment activities:

	Six Months Ended June 30,
	2013	2012
	($ in thousands)
Private Equity Investments	$2,000,693	$4,581,942
Other Net Gains (Losses) from Investment Activities	367,661	106,611
Net Gains (Losses) from Investment Activities	$2,368,354	$4,688,553

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

	Six Months Ended June 30,
	2013	2012
	($ in thousands)
Realized Gains	$2,460,139	$1,861,419
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(2,265,915)	(1,786,196)
Realized Losses	(973,012)	—
Unrealized Gains from Sales of Investments and Realization of Losses (b)	982,944	—
Unrealized Gains from Changes in Fair Value	3,315,703	6,332,335
Unrealized Losses from Changes in Fair Value	(1,519,166)	(1,825,616)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$2,000,693	$4,581,942

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

The most significant driver of net gains (losses) from investment activities for the six months ended June 30, 2013 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $1.1 billion, $0.4 billion and $0.3 billion in our 2006 Fund, Millennium Fund and Asian Fund respectively. Approximately 36% of the net change in value for the six months ended June 30, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., NXP Semiconductors N.V. (NASDAQ: NXPI) and TDC A/S, partially offset by decreases relating to Far East Horizon Ltd. (HK: 3360), Kion Group AG and Bharti Infratel Ltd. (BOM: 534816). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors (retail sector) and Intelligence Ltd. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S. (transportation sector), A.T.U Auto-Teile-Unger and U.S. Foods (retail sector). The increased valuations, in the aggregate, generally related to an increase (i) in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant driver of net gains (losses) from investment activities for the six months ended June 30, 2012 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $2.7 billion and $0.9 billion in our 2006 Fund and European Fund II, respectively. Approximately 34% of the net change in value for the six months ended June 30, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in Dollar General Corporation and HCA, Inc., partially offset by decreases in Seven Media Group and The Nielsen Company B.V.  Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, First Data Corporation (financial services sector), Academy Sports and Outdoors, Intelligence Ltd. and Tarkett S.A., which were partially offset by unrealized losses on ProSiebenSat.1 Media AG, Del Monte Foods Company (consumer products sector) and Ambea AB (health care sector).  The increased valuations, in the aggregate, generally relate to individual company performance which was only partially offset by a decrease in market comparables and in the case of Alliance Boots GmbH, an agreement executed in the second quarter of 2012 to sell the investment.  The decreased valuations, in the aggregate, generally relate to a decrease in market comparables and in certain cases, individual company performance, which may include an unfavorable business outlook.

Dividend Income

Dividend income was $249.0 million for the six months ended June 30, 2013, a decrease of $3.9 million, compared to dividend income of $252.9 million for the six months ended June 30, 2012.  During the six months ended June 30, 2013, we received dividends of $139.7 million from Pets at Home, $52.0 million from Santander Consumer USA, $23.1 million from TDC A/S and an aggregate of $34.2 million of dividends from other investments. During the six months ended June 30, 2012, we received dividends of $168.9 million from HCA, Inc., $44.7 million from TDC A/S, $24.4 million from Santander Consumer USA and an aggregate of $14.9 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends and may occur in the future; however, their size and frequency are variable.

Interest Income

Interest income was $237.4 million for the six months ended June 30, 2013, an increase of $73.3 million, compared to $164.1 million for the six months ended June 30, 2012. The increase primarily reflects a net increase in the level of fixed income instruments in our Public Markets investment vehicles.

Interest Expense

Interest expense was $47.6 million for the six months ended June 30, 2013, an increase of $12.7 million, compared to $34.9 million for the six months ended June 30, 2012. The increase was primarily due to an increase in debt obligations in connection with the issuance of our 2043 Senior Notes on February 1, 2013.

Income (Loss) Before Taxes

Due to the factors described above, principally a lower level of net gains from investment activities, income before taxes was $2.4 billion for the six months ended June 30, 2013, a decrease of $2.1 billion, compared to income before taxes of $4.5 billion for the six months ended June 30, 2012.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests was $16.8 million for the six months ended June 30, 2013, an increase of $8.2 million, compared to $8.6 million for the six months ended June 30, 2012. The increase primarily reflects an increase in the investment values of investment vehicles that allow for redemptions by their limited partners.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $2.2 billion for the six months ended June 30, 2013, a decrease of $1.9 billion, compared to $4.1 billion for the six months ended June 30, 2012. The decrease was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three and six months ended June 30, 2013 and 2012. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Results” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$114,700	$107,170	$221,305	$214,082
Incentive Fees	—	—	—	—
Management and Incentive Fees	114,700	107,170	221,305	214,082
Monitoring and Transaction Fees:
Monitoring Fees	28,907	27,786	60,975	53,608
Transaction Fees	25,231	10,768	41,643	22,435
Fee Credits	(29,547)	(15,642)	(50,556)	(33,348)
Net Monitoring and Transaction Fees	24,591	22,912	52,062	42,695
Total Fees	139,291	130,082	273,367	256,777
Expenses
Compensation and Benefits	51,516	45,991	99,517	90,477
Occupancy and Related Charges	11,143	11,633	22,568	24,438
Other Operating Expenses	33,988	36,230	67,930	67,905
Total Expenses	96,647	93,854	190,015	182,820
Fee Related Earnings	42,644	36,228	83,352	73,957
Investment Income (Loss)
Realized Carried Interest	269,828	65,600	357,995	140,478
Unrealized Carried Interest	(212,809)	226,186	97,990	605,813
Gross Carried Interest	57,019	291,786	455,985	746,291
Less: Allocation to KKR Carry Pool	(22,220)	(116,118)	(183,564)	(301,680)
Less: Management Fee Refunds	(4,735)	(32,804)	(13,951)	(73,512)
Net Carried Interest	30,064	142,864	258,470	371,099
Other Investment Income (Loss)	(249)	(3,990)	(2,284)	(2,338)
Total Investment Income (Loss)	29,815	138,874	256,186	368,761
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	72,459	175,102	339,538	442,718
Income (Loss) Attributable to Noncontrolling Interests	411	358	809	2,654
Economic Net Income (Loss)	$72,048	$174,744	$338,729	$440,064
Assets Under Management	$54,452,400	$45,528,100	$54,452,400	$45,528,100
Fee Paying Assets Under Management	$45,907,500	$37,858,300	$45,907,500	$37,858,300
Committed Dollars Invested	$1,314,000	$606,300	$1,912,500	$1,182,500
Uncalled Commitments	$19,972,800	$9,304,500	$19,972,800	$9,304,500

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Fees

Fees were $139.3 million for the three months ended June 30, 2013, an increase of $9.2 million, compared to fees of $130.1 million for the three months ended June 30, 2012. The net increase was primarily due to an increase in transaction fees of $14.5 million, largely offset by an increase in fee credits of $13.9 million, and an increase in management fees of $7.5 million. The increase in transaction fees was primarily attributable to an increase in the size of fee-generating investments completed. During the three months ended June 30, 2013, there were six transaction fee-generating investments with a total combined transaction value of approximately $2.5 billion compared to five transaction fee-generating investments with a total combined transaction value of approximately $0.7 billion during the three months ended June 30, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in fee credits is primarily attributable to the increase in transaction fees, as described above. The increase in management fees is primarily attributable to the KKR North America Fund XI and KKR Asian Fund II commencing their investment periods, partially offset by the KKR 2006 Fund and KKR Asian Fund entering their post-investment periods with a lower management fee. As of June 30, 2013, FPAUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan and $3.0 billion in connection with infrastructure, natural resources, private equity and co-investment vehicles for which we are currently not earning management fees. Additionally, subsequent to June 30, 2013 we raised an additional $0.5 billion of commitments in our KKR North America Fund XI. The inclusion of these amounts in FPAUM in future periods will be accretive to our fees.

Expenses

Expenses were $96.6 million for the three months ended June 30, 2013, an increase of $2.7 million, compared to expenses of $93.9 million for the three months ended June 30, 2012. The increase was primarily the result of an increase in compensation and benefits in connection with increased headcount, partially offset by a decrease in other operating expenses due to lower organization costs relating to the formation of new investment vehicles.

Fee Related Earnings

Fee related earnings were $42.6 million for the three months ended June 30, 2013, an increase of $6.4 million, compared to fee related earnings of $36.2 million for the three months ended June 30, 2012. The increase was due to the increase in fees, partially offset by the increase in expenses as described above.

Investment Income (Loss)

Investment income was $29.8 million for the three months ended June 30, 2013, a decrease of $109.1 million, compared to investment income of $138.9 million for the three months ended June 30, 2012. This decrease was primarily driven by a lower level of net carried interest resulting from a lower level of net appreciation in our private equity portfolio in the current period when compared to the prior period.

Realized carried interest for the three months ended June 30, 2013 consisted primarily of realized gains from the partial sale of Dollar General Corporation, the sale of Intelligence Ltd. and the partial sale of China Modern Dairy Holdings Ltd. (HK: 1117).

Realized carried interest for the three months ended June 30, 2012 consisted primarily of realized gains from the partial sale of Dollar General Corporation and the sale of El Paso Midstream (energy sector).

The following table presents net unrealized carried interest by investment vehicle for the three months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30,
	2013	2012
	($ in thousands)

European Fund II	$15,202	$16,772
Real Estate Partners America	4,930	—
E2 Investors	1,967	7,186
European Fund	9	(8,445)
China Growth Fund	—	(801)
Co-Investment Vehicles and Other	(8,265)	42,565
European Fund III	(28,450)	(13,261)
Millennium Fund	(34,636)	(40,774)
2006 Fund	(64,190)	253,086
Asian Fund	(99,376)	(30,142)
Total (a)	$(212,809)	$226,186

(a)                     The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented, which for the three months ended June 30, 2013, consisted of the North America Fund XI and Asian Fund II.

For the three months ended June 30, 2013, the unrealized carried interest loss of $212.8 million included $232.4 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales, partially offset by $19.6 million, reflecting net increases in the value of various portfolio companies.

The reversals of previously recognized net unrealized gains resulted primarily from the partial sales of Dollar General Corporation, the sale of Intelligence Ltd. and the partial sale of China Modern Dairy Holdings Ltd. During the quarter ended June 30, 2013, we wrote off PagesJaunes Group (media sector) (currently known as Solocal Group SA (FRA: QS3), excluding a de minimis retained interest) and sold Seven West Media Ltd. (AX: SWM) and realized a loss. Neither of these two events had a significant impact on our net carried interest.

The share prices of various publicly held investments had a net decrease in value of $40.3 million, the most significant of which were losses on HCA, Inc., Kion Group AG, and The Nielsen Company B.V. These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which was Jazz Pharmaceuticals, Inc. Our private portfolio had a net increase in value of $59.9 million, most significantly from unrealized gains relating to Alliance Boots GmbH, ProSiebenSat.1 Media AG and Oriental Brewery. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to A.T.U Auto-Teile-Unger, BIS Industries Ltd. and GenesisCare. The increased valuations, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

For the three months ended June 30, 2012, the net unrealized carried interest of $226.2 million included $272.2 million reflecting net increases in the value of various portfolio companies which were partially offset by $46.0 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

Increased share prices of various publicly held investments comprised approximately 10% of the net increase in value, the most significant of which were gains on Dollar General Corporation and HCA, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Seven Media Group, The Nielsen Company B.V., and NXP Semiconductors N.V. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH and to a lesser extent Tarkett S.A. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to ProSiebenSat.1 Media AG and Toys R Us, Inc. The increased valuations, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Alliance Boots GmbH, an increase that reflected the valuation of an agreement executed in the second quarter of 2012 to sell a portion of the investment. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains resulted primarily from the partial sale of Dollar General Corporation and sale of El Paso Midstream.

Management fee refunds amounted to $4.7 million for the three months ended June 30, 2013, a decrease of $28.1 million, as compared to $32.8 million for the three months ended June 30, 2012. The decrease in management fee refunds primarily reflects an increased level of accrued carried interest in European Fund II in the second quarter of 2012 which triggered the recognition of a higher level of management fee refunds in the prior period.

Economic Net Income

Economic net income in our Private Markets segment was $72.0 million for the three months ended June 30, 2013, a decrease of $102.7 million, compared to economic net income of $174.7 million for the three months ended

June 30, 2012. The decrease in investment income was the primary contributor to the period over period decrease in economic net income, partially offset by the increase in fee related earnings as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from March 31, 2013 to June 30, 2013:

($ in thousands)
March 31, 2013	$50,340,400
New Capital Raised	6,681,000
Distributions	(2,685,400)
Net Changes in Fee Base of Certain Funds	(272,300)
Foreign Exchange	12,600
Change in Value	376,100
June 30, 2013	$54,452,400

AUM for the Private Markets segment was $54.5 billion at June 30, 2013, an increase of $4.2 billion, compared to $50.3 billion at March 31, 2013. The increase was primarily attributable to new capital raised of $6.7 billion relating primarily to Asian Fund II commencing its investment period at which time it began recognizing management fees, which was partially offset by $2.7 billion in distributions in our private equity portfolio companies comprised of $1.8 billion of realized gains and $0.9 billion of return of original cost.

The net unrealized investment gains in our Private Markets portfolio were driven primarily by net unrealized gains of $0.2 billion and $0.1 billion in our 2006 Fund and European Fund II, respectively. Our share prices of various publicly held investments had a net decrease in value, the most significant of which were losses on HCA, Inc., Kion Group AG, and The Nielsen Company B.V. These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which was Jazz Pharmaceuticals, Inc. Our private portfolio contributed an overall increase in value, the most significant of which were gains relating to Alliance Boots GmbH, ProSiebenSat.1 Media AG and Oriental Brewery. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to A.T.U Auto-Teile-Unger, BIS Industries Ltd. and GenesisCare. The increased valuations, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

As of June 30, 2013, our AUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan and $3.0 billion in connection with other infrastructure, natural resources, private equity and co-investment vehicles for which we are currently not earning management fees. Additionally, subsequent to June 30, 2013 we raised an additional $0.5 billion of commitments in our KKR North America Fund XI. Such commitments will not contribute to AUM until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from March 31, 2013 to June 30, 2013:

($ in thousands)
March 31, 2013	$41,218,000
New Capital Raised	6,402,100
Distributions	(1,109,900)
Net Changes in Fee Base of Certain Funds	(654,700)
Foreign Exchange	48,300
Change in Value	3,700
June 30, 2013	$45,907,500

FPAUM in our Private Markets segment was $45.9 billion at June 30, 2013, an increase of $4.7 billion, compared to $41.2 billion from March 31, 2013. The increase was primarily attributable to new capital raised of $6.4 billion relating primarily to Asian Fund II commencing its investment period at which time it began recognizing management fees. The increase was partially offset by $1.1 billion in distributions to the limited partners of our Private Markets funds arising from realizations and a reduction of $0.7 billion reflecting the impact of certain funds entering the post-investment period.

Committed Dollars Invested

Committed dollars invested were $1.3 billion for the three months ended June 30, 2013, an increase of $0.7 billion, compared to committed dollars invested of $0.6 billion for the three months ended June 30, 2012. The increase was due to an increase in the number and size of private equity investments closed during the three months ended June 30, 2013 as compared with three months ended June 30, 2012.

Uncalled Commitments

As of June 30, 2013, our Private Markets Segment had $20.0 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Fees

Fees were $273.4 million for the six months ended June 30, 2013, an increase of $16.6 million, compared to fees of $256.8 million for the six months ended June 30, 2012. The net increase was primarily due to an increase in transaction fees of $19.2 million, an increase in monitoring fees of $7.4 million and an increase in management fees of $7.2 million, partially offset by an increase in fee credits of $17.2 million. The increase in transaction fees was primarily the result of an increase in both the number and size of fee-generating investments completed. In the six months ended June 30, 2013, there were 12 transaction fee-generating investments with a total combined transaction value of approximately $3.3 billion compared to seven transaction fee-generating investments with a combined transaction value of approximately $1.9 billion during the six months ended June 30, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in monitoring fees was the result of a termination of monitoring fee arrangement in connection with the sale of Intelligence Ltd. of $4.8 million, which impacted fee related earnings by approximately $1.0 million after associated fee credits, and an increase in recurring monitoring fees reflecting the acquisition of new portfolio companies and the disposition of other portfolio companies resulting in an increase in the average size of recurring monitoring fees. Termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. During the six months ended June 30, 2013, we had 38 portfolio companies that were paying an average monitoring fee of $1.5 million compared with 38 portfolio companies that were paying an average monitoring fee of $1.4 million during the six months ended June 30, 2012. The increase in fee credits is primarily attributable to the increase in transaction and monitoring fees, as described above. The increase in management fees is primarily attributable to the KKR North America Fund XI and KKR Asian Fund II commencing their investment periods, partially offset by the KKR 2006 Fund and KKR Asian Fund entering their post-investment periods with a lower management fee. As of June 30, 2013, FPAUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan and

$3.0 billion in connection with other infrastructure, natural resources, private equity and co-investment vehicles for which we are currently not earning management fees. Additionally, subsequent to June 30, 2013 we raised an additional $0.5 billion of commitments in our KKR North America Fund XI. The inclusion of these amounts in FPAUM in future periods will be accretive to our fees.

Expenses

Expenses were $190.0 million for the six months ended June 30, 2013, an increase of $7.2 million, compared to expenses of $182.8 million for the six months ended June 30, 2012. The increase was primarily the result of an increase in compensation and benefits in connection with increased headcount.

Fee Related Earnings

Fee related earnings were $83.4 million for the six months ended June 30, 2013, an increase of $9.4 million, compared to fee related earnings of $74.0 million for the six months ended June 30, 2012. The increase was due to the increase in fees, partially offset by the increase in expenses as described above.

Investment Income (Loss)

Investment income was $256.2 million for the six months ended June 30, 2013, a decrease of $112.6 million, compared to investment income of $368.8 million for the six months ended June 30, 2012. The decrease was primarily driven by a lower level of net carried interest resulting from a lower level of net appreciation in our private equity portfolio in the current period when compared to the prior period.

Realized carried interest for the six months ended June 30, 2013 consisted primarily of realized gains from partial sales of Dollar General Corporation and HCA, Inc. and the sale of Intelligence Ltd.

Realized carried interest for the six months ended June 30, 2012 consisted primarily of realized gains from the sale of Legrand Holdings S.A. (ENXTPA: LR), the partial sale of Dollar General Corporation and the sale of El Paso Midstream.

The following table presents net unrealized carried interest by investment vehicle for the six months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30,
	2013	2012
	($ in thousands)

2006 Fund	$114,665	$463,121
European Fund II	44,565	16,772
Co-Investment Vehicles and Other	9,164	66,457
Real Estate Partners America	4,930	—
European Fund III	4,913	8,822
E2 Investors	4,120	16,723
European Fund	28	(26,574)
China Growth Fund	—	(503)
Millennium Fund	(29,514)	7,020
Asian Fund	(54,881)	53,975
Total (a)	$97,990	$605,813

(a)                     The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented, which for the six months ended June 30, 2013, consisted of the North America Fund XI and Asian Fund II.

For the six months ended June 30, 2013, the unrealized carried interest of $98.0 million included $398.1 million reflecting net increases in the value of various portfolio companies which were partially offset by $300.1 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

Increased share prices of various publicly held investments comprised approximately 36% of the net increase in value, the most significant of which were gains on HCA, Inc., NXP Semiconductors N.V. and TDC A/S. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far East Horizon Ltd., Kion Group AG and Bharti Infratel Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence Ltd. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S., A.T.U Auto-Teile-Unger and U.S. Foods. The increased valuations, in the aggregate, generally related to an increase (i) in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains resulted primarily from the partial sales of Dollar General Corporation and HCA, Inc. and the sale of Intelligence Ltd. During the six months ended June 30, 2013, we wrote off PagesJaunes Group and sold Seven West Media Ltd. and realized a loss. Neither of these two events had a significant impact on our net carried interest.

For the six months ended June 30, 2012, the net unrealized carried interest of $605.8 million included $721.6 million reflecting net increases in the value of various portfolio companies which were partially offset by $115.8 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

Increased share prices of various publicly held investments comprised approximately 31% of the net increase in value, the most significant of which were gains on Dollar General Corporation and HCA, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Seven Media Group, The Nielsen Company B.V. and Far Eastern Horizon Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating Alliance Boots GmbH and to a lesser extent First Data Corporation and Academy Sports and Outdoors. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to ProSiebenSat.1 Media AG, Del Monte Foods Company, and Ambea AB. The increased valuations, in the aggregate, generally related to an increase (i) in the value of market comparables and individual company performance and (ii) in the case of Alliance Boots GmbH, an increase that reflected the valuation of an agreement executed in the second quarter of 2012 to sell the investment. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains resulted primarily from the partial sale of Dollar General Corporation, the sale of Legrand Holdings S.A. and the sale of El Paso Midstream.

Management fee refunds amounted to $14.0 million for the six months ended June 30, 2013, a decrease of $59.5 million, as compared to $73.5 million for the six months ended June 30, 2012. The decrease in management fee refunds primarily reflects an increased level of accrued carried interest in the European Fund II in the six months ended June 30, 2012 which triggered the recognition of a higher level of management fee refunds in the prior period.

Economic Net Income

Economic net income in our Private Markets segment was $338.7 million for the six months ended June 30, 2013, a decrease of $101.4 million, compared to economic net income of $440.1 million for the six months ended June 30, 2012. The decrease in investment income and increase in expenses described above were the contributors to the period over period decrease in economic net income, partially offset by the increase in fee related earnings as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2012 to June 30, 2013:

($ in thousands)
December 31, 2012	$49,127,600
New Capital Raised	7,648,200
Distributions	(4,517,400)
Net Changes in Fee Base of Certain Funds	(272,300)
Foreign Exchange	(11,000)
Change in Value	2,477,300
June 30, 2013	$54,452,400

AUM for the Private Markets segment was $54.5 billion at June 30, 2013, an increase of $5.4 billion, compared to $49.1 billion at December 31, 2012. The increase was primarily attributable to new capital raised of $7.6 billion relating primarily to Asian Fund II commencing its investment period at which time it began recognizing management fees and appreciation in the market value of our private equity portfolio of $2.4 billion. The increases were partially offset by $4.5 billion in distributions in our private equity portfolio companies comprised of $2.7 billion of realized gains and $1.8 billion of return of original cost.

The net unrealized investment gains in our Private Markets portfolio were driven primarily by net unrealized gains of $1.1 billion, $0.4 billion and $0.3 billion in our 2006 Fund, Millennium Fund and Asian Fund respectively. Approximately 36% of the net change in value for the six months ended June 30, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., NXP Semiconductors N.V., TDC A/S and Dollar General Corporation, partially offset by decreases relating to Far East Horizon Ltd., Kion Group AG and Bharti Infratel Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence Ltd. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S., A.T.U Auto-Teile-Unger and U.S. Foods. The increased valuations, in the aggregate, generally related to an increase (i) in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

As of June 30, 2013, our AUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan, and $3.0 billion in connection with other infrastructure, natural resources, private equity and co-investment vehicles for which we are currently not earning management fees. Additionally, subsequent to June 30, 2013 we raised an additional $0.5 billion of commitments in our KKR North America Fund XI. Such commitments will not contribute to AUM until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2012 to June 30, 2013:

($ in thousands)
December 31, 2012	$41,173,000
New Capital Raised	7,363,900
Distributions	(1,951,000)
Net Changes in Fee Base of Certain Funds	(654,700)
Foreign Exchange	(55,400)
Change in Value	31,700
June 30, 2013	$45,907,500

FPAUM in our Private Markets segment was $45.9 billion at June 30, 2013, an increase of $4.7 billion, compared to $41.2 billion at December 31, 2012. The increase was primarily attributable to new capital raised of $7.4 billion relating primarily to Asian Fund II commencing its investment period at which time it began recognizing management fees, which was partially offset by distributions of $2.0 billion to the limited partners of our Private Markets funds and a reduction of $0.7 billion reflecting the impact of certain funds entering the post-investment period.

Committed Dollars Invested

Committed dollars invested were $1.9 billion for the six months ended June 30, 2013, an increase of $0.7 billion compared to $1.2 billion for the six months ended June 30, 2012. The increase was due to an increase in the number and size of private equity investments closed during the six months ended June 30, 2013 as compared with three six ended June 30, 2012.

Uncalled Commitments

As of June 30, 2013, our Private Markets Segment had $20.0 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$49,476	$22,456	$95,834	$44,187
Incentive Fees	15,590	4,057	34,439	13,727
Management and Incentive Fees	65,066	26,513	130,273	57,914
Monitoring and Transaction Fees:
Monitoring Fees	—	—	—	—
Transaction Fees	7,243	1,319	10,349	3,741
Fee Credits	(5,204)	(1,047)	(7,260)	(2,684)
Net Monitoring and Transaction Fees	2,039	272	3,089	1,057
Total Fees	67,105	26,785	133,362	58,971
Expenses
Compensation and Benefits	21,990	9,229	41,690	20,611
Occupancy and Related Charges	1,615	1,366	3,157	2,784
Other Operating Expenses	9,147	3,880	16,973	7,857
Total Expenses	32,752	14,475	61,820	31,252
Fee Related Earnings	34,353	12,310	71,542	27,719
Investment Income (Loss)
Realized Carried Interest	—	—	—	—
Unrealized Carried Interest	10,791	(8,912)	31,190	5,947
Gross Carried Interest	10,791	(8,912)	31,190	5,947
Less: Allocation to KKR Carry Pool	(4,316)	3,565	(12,476)	(2,379)
Less: Management Fee Refunds	—	—	—	—
Net Carried Interest	6,475	(5,347)	18,714	3,568
Other Investment Income (Loss)	22	(12)	84	(35)
Total Investment Income (Loss)	6,497	(5,359)	18,798	3,533
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	40,850	6,951	90,340	31,252
Income (Loss) Attributable to Noncontrolling Interests	378	123	733	554
Economic Net Income (Loss)	$40,472	$6,828	$89,607	$30,698
Assets Under Management	$29,048,500	$15,960,800	$29,048,500	$15,960,800
Fee Paying Assets Under Management	$22,048,900	$9,342,200	$22,048,900	$9,342,200
Committed Dollars Invested	$370,800	$73,900	$535,700	$280,100
Uncalled Commitments	$1,391,600	$1,305,800	$1,391,600	$1,305,800

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Fees

Fees were $67.1 million for the three months ended June 30, 2013, an increase of $40.3 million, compared to fees of $26.8 million for the three months ended June 30, 2012. The increase is primarily attributable to an increase in management fees of $27.0 million and incentive fees of $11.5 million. The increase in management fees is due primarily to the acquisition of Prisma and to a lesser extent new capital raised. The increase in incentive fees is due primarily to an increase in incentive fees received from Prisma, which was not part of the KKR platform during the three months ended June 30, 2012.

Expenses

Expenses were $32.8 million for the three months ended June 30, 2013, an increase of $18.3 million, compared to expenses of $14.5 million for the three months ended June 30, 2012. The increase across all expense categories was primarily due to the acquisition of Prisma and to a lesser extent an increase reflecting the continued growth of our Public Markets business.

Fee Related Earnings

Fee related earnings were $34.4 million for the three months ended June 30, 2013, an increase of $22.1 million, compared to fee related earnings of $12.3 million for the three months ended June 30, 2012. The increase was primarily attributable to the increase in fees, partially offset by the increase in expenses, as described above.

Investment Income (Loss)

Investment income was $6.5 million for the three months ended June 30, 2013, an increase of $11.9 million compared to investment loss of $5.4 million for the three months ended June 30, 2012. The increase is primarily attributable to the recognition of net carried interest resulting from an increase in the net asset values of certain carry-eligible investment vehicles in the second quarter of 2013, compared to an overall decrease in the net asset value of certain carry-eligible investment vehicles in the prior period.

Economic Net Income (Loss)

Economic net income was $40.5 million for the three months ended June 30, 2013, an increase of $33.7 million, compared to economic net income of $6.8 million for the three months ended June 30, 2012. The increase is attributable to the increase in both fee related earnings as well as investment income as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from March 31, 2013 to June 30, 2013:

($ in thousands)
March 31, 2013	$27,913,000
New Capital Raised	1,703,300
Distributions	(527,000)
Redemptions	(193,500)
Change in Value	152,700
June 30, 2013	$29,048,500

AUM in our Public Markets segment totaled $29.0 billion at June 30, 2013, an increase of $1.1 billion compared to AUM of $27.9 billion at March 31, 2013. The increase for the period was primarily due to $1.7 billion of new capital raised and a $0.2 billion increase in the net asset value of certain investment vehicles. These increases were partially offset by $0.7 billion of distributions and redemptions from certain investment vehicles.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from March 31, 2013 to June 30, 2013:

($ in thousands)
March 31, 2013	$21,236,100
New Capital Raised	1,203,000
Distributions	(243,700)
Redemptions	(193,500)
Change in Value	47,000
June 30, 2013	$22,048,900

FPAUM in our Public Markets segment was $22.0 billion at June 30, 2013, an increase of $0.8 billion compared to FPAUM of $21.2 billion at March 31, 2013. The increase was primarily due to $1.2 billion of new capital raised, partially offset by $0.4 billion of distributions and redemptions from certain investment vehicles.

Committed Dollars Invested

Committed dollars invested were $370.8 million for the three months ended June 30, 2013, an increase of $296.9 million, compared to committed dollars invested of $73.9 million for the three months ended June 30, 2012. The increase was due to an increase in transactions closed during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Uncalled Commitments

As of June 30, 2013, our Public Markets segment had $1.4 billion of uncalled capital commitments that could be called for investments in new transactions.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Fees

Fees were $133.4 million for the six months ended June 30, 2013, an increase of $74.4 million, compared to fees of $59.0 million for the six months ended June 30, 2012. The increase is primarily attributable to an increase in management fees of $51.6 million and incentive fees of $20.7 million. The increase in management fees is due primarily to the acquisition of Prisma and to a lesser extent new capital raised. The increase in incentive fees is due primarily to an increase in incentive fees received from Prisma, which was not part of the KKR platform during the six months ended June 30, 2012, and an increase in incentive fees from KFN resulting from a higher level of income when compared to the prior period.

Expenses

Expenses were $61.8 million for the six months ended June 30, 2013, an increase of $30.5 million, compared to expenses of $31.3 million for the six months ended June 30, 2012. The increase across all expense categories was primarily due to the acquisition of Prisma and to a lesser extent an increase reflecting the continued growth of our Public Markets business.

Fee Related Earnings

Fee related earnings were $71.5 million for the six months ended June 30, 2013, an increase of $43.8 million, compared to fee related earnings of $27.7 million for the six months ended June 30, 2012. The increase was primarily attributable to the increase in fees, partially offset by the increase in expenses, as described above.

Investment Income (Loss)

Investment income was $18.8 million for the six months ended June 30, 2013, an increase of $15.3 million compared to investment income of $3.5 million for the six months ended June 30, 2012. The increase is primarily attributable to higher net carried interest resulting from increases in the net asset values of certain carry-eligible investment vehicles that were larger than the increases in the prior period.

Economic Net Income (Loss)

Economic net income was $89.6 million for the six months ended June 30, 2013, an increase of $58.9 million, compared to economic net income of $30.7 million for the six months ended June 30, 2012. The increase is attributable to the increase in both fee related earnings as well as investment income, as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2012 to June 30, 2013:

($ in thousands)
December 31, 2012	$26,399,900
New Capital Raised	3,234,800
Distributions	(861,000)
Redemptions	(539,200)
Change in Value	814,000
June 30, 2013	$29,048,500

AUM in our Public Markets segment totaled $29.0 billion at June 30, 2013, an increase of $2.6 billion compared to AUM of $26.4 billion at December 31, 2012. The increase for the period was primarily due to $3.2 billion of new capital raised and a $0.8 billion increase in the net asset value of certain investment vehicles. These increases were partially offset by $1.4 billion of distributions and redemptions from certain investment vehicles.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2012 to June 30, 2013:

($ in thousands)
December 31, 2012	$19,673,000
New Capital Raised	2,734,300
Distributions	(434,500)
Redemptions	(539,200)
Change in Value	615,300
June 30, 2013	$22,048,900

FPAUM in our Public Markets segment was $22.0 billion at June 30, 2013, an increase of $2.3 billion compared to FPAUM of $19.7 billion at December 31, 2012. The increase was primarily due to $2.7 billion of new capital raised and a $0.6 billion increase in the net asset value of certain investment vehicles, partially offset by $1.0 billion of distributions and redemptions from certain investment vehicles.

Committed Dollars Invested

Committed dollars invested were $535.7 million for the six months ended June 30, 2013, an increase of $255.6 million, compared to committed dollars invested of $280.1 million for the six months ended June 30, 2012. The increase was due to an increase in transactions closed during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Uncalled Commitments

As of June 30, 2013, our Public Markets segment had $1.4 billion of uncalled capital commitments that could be called for investments in new transactions.

Capital Markets and Principal Activities Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—	$—	$—
Incentive Fees	—	—	—	—
Management and Incentive Fees	—	—	—	—
Monitoring and Transaction Fees:
Monitoring Fees	—	—	—	—
Transaction Fees	30,311	31,619	51,092	61,828
Fee Credits	—	—	—	—
Net Monitoring and Transaction Fees	30,311	31,619	51,092	61,828
Total Fees	30,311	31,619	51,092	61,828
Expenses
Compensation and Benefits	6,930	7,526	14,391	14,382
Occupancy and Related Charges	309	240	664	478
Other Operating Expenses	1,892	2,619	4,754	5,516
Total Expenses	9,131	10,385	19,809	20,376
Fee Related Earnings	21,180	21,234	31,283	41,452
Investment Income (Loss)
Realized Carried Interest	—	—	—	—
Unrealized Carried Interest	—	—	—	—
Gross Carried Interest	—	—	—	—
Less: Allocation to KKR Carry Pool	—	—	—	—
Less: Management Fee Refunds	—	—	—	—
Net Carried Interest	—	—	—	—
Other Investment Income (Loss)	11,277	344,105	333,448	762,383
Total Investment Income (Loss)	11,277	344,105	333,448	762,383
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	32,457	365,339	364,731	803,835
Income (Loss) Attributable to Noncontrolling Interests	534	796	882	1,280
Economic Net Income (Loss)	$31,923	$364,543	$363,849	$802,555

Syndicated Capital	$204,600	$—	$265,600	$250,600

Three months ended June, 2013 compared to three months ended June 30, 2012

Fees

Fees were $30.3 million for the three months ended June 30, 2013, a decrease of $1.3 million, compared to fees of $31.6 million for the three months ended June 30, 2012. While we completed a greater number of capital markets transactions in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, transaction fees decreased primarily due to smaller overall transaction sizes of syndicated equity for the three months ended June 30, 2013. Overall, we completed 34 capital markets transactions for the three months ended June 30, 2013 of which 5 represented equity offerings and 29 represented debt offerings, as compared to 21 transactions for the three months ended June 30, 2012 of which 3 represented equity offerings and 18 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $9.1 million for the three months ended June 30, 2013, a decrease of $1.3 million, compared to expenses of $10.4 million for the three months ended June 30, 2012. The decrease was largely due to a decrease in other operating expenses of $0.7 million and a decrease in compensation and benefits expense of $0.6 million.

Fee Related Earnings

Fee related earnings were $21.2 million for the three months ended June 30, 2013, which was unchanged from the three months ended June 30, 2012. The decrease in fees was offset by a decrease in expenses as described above.

Investment Income (Loss)

Investment income was $11.3 million for the three months ended June 30, 2013, a decrease of $332.8 million, compared to investment income of $344.1 million for the three months ended June 30, 2012. The following table reflects the components of investment income (loss) for the three months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30,
	2013	2012
	($ in thousands)
Net Realized Gains (Losses)	$(57,251)	$289,850
Net Unrealized Gains (Losses)	65,747	42,525
Dividend Income	11,116	9,214
Interest Income	10,580	11,939
Interest Expense	(16,210)	(9,423)
Other Operating Income and Expenses (a)	(2,705)	—
Other Investment Income (Loss)	$11,277	$344,105

(a) Represents certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income that is not included in “Compensation and benefits” and “Other operating expenses” above.

While the fair value of our principal investments appreciated slightly during the second quarter of 2013, the level of appreciation was lower than in the comparable period of 2012.

For the three months ended June 30, 2013, net realized losses were comprised of $250.1 million of realized losses from the sale and write-off of private equity investments, including the write-off of PagesJaunes Group. These realized losses were partially offset by $192.8 million of realized gains primarily from the sales of Dollar General Corporation, The Nielsen Company B.V. and Intelligence Ltd. The net unrealized gains related primarily to reversals of unrealized losses on the write-off of PagesJaunes Group, partially offset by reversals of unrealized gains on the sale of Dollar General Corporation, The Nielsen Company B.V. and Intelligence Ltd. Net increases in value were not a significant component of net unrealized gains for the three months ended June 30, 2013.

For the three months ended June 30, 2012, net realized gains were comprised of $295.1 million of realized gains primarily from the partial sale of private equity investments, the most significant of which were Dollar General Corporation and The Nielsen Company B.V.  These realized gains were partially offset by $5.2 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably Alliance Boots GmbH, and to a lesser extent HCA, Inc. and Dollar General Corporation, partially offset by unrealized losses on The Nielsen Company B.V., NXP Semiconductors N.V. and ProSiebenSat1 Media AG, as well as reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales of investments. For further discussion of private equity valuation changes, refer to “— Private Markets Segment.”

Economic Net Income (Loss)

Economic net income was $31.9 million for the three months ended June 30, 2013, a decrease of $332.6 million, compared to economic net income of $364.5 million for the three months ended June 30, 2012. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income.

Syndicated Capital

Syndicated capital was $204.6 million for the three months ended June 30, 2013 reflecting the syndication of capital in our Private Markets and Public Markets businesses. There was no syndicated capital for the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Fees

Fees were $51.1 million for the six months ended June 30, 2013, a decrease of $10.7 million, compared to fees of $61.8 million for the six months ended June 30, 2012.  While we completed a greater number of capital markets transactions in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, transaction fees decreased primarily due to smaller overall transaction sizes of syndicated equity for the six months ended June 30, 2013. Overall, we completed 66 capital markets transactions for the six months ended June 30, 2013 of which 8 represented equity offerings and 58 represented debt offerings, as compared to 46 transactions for the six months ended June 30, 2012 of which 7 represented equity offerings and 39 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $19.8 million for the six months ended June 30, 2013, a decrease of $0.6 million, compared to expenses of $20.4 million for the six months ended June 30, 2012. The decrease was primarily due to a $0.6 million decrease in other operating expenses related to lower overall expenses.

Fee Related Earnings

Fee related earnings were $31.3 million for the six months ended June 30, 2013, a decrease of $10.2 million, compared to fee related earnings of $41.5 million for the six months ended June 30, 2012. This decrease was primarily related to the decrease in fees as described above.

Investment Income (Loss)

Investment income was $333.4 million for the six months ended June 30, 2013, a decrease of $429.0 million, compared to investment income of $762.4 million for the six months ended June 30, 2012. The following table reflects the components of investment income (loss) for the six months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30,
	2013	2012
	($ in thousands)
Net Realized Gains (Losses)	$96,376	$301,851
Net Unrealized Gains (Losses)	234,762	408,185
Dividend Income	17,902	48,227
Interest Income	19,556	23,475
Interest Expense	(32,443)	(19,355)
Other Operating Income and Expenses (a)	(2,705)	—
Other Investment Income (Loss)	$333,448	$762,383

(a) Represents certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income that is not included in “Compensation and benefits” and “Other operating expenses” above.

While the fair value of our principal investments increased during the first half 2013, the level of appreciation was lower than in the comparable period of 2012.

For the six months ended June 30, 2013, net realized gains were comprised of $348.7 million of realized gains primarily from the sale of private equity investments, including the partial sales of Dollar General Corporation, HCA, Inc. and The Nielsen Company B.V. These realized gains were partially offset by $252.3 million of realized losses primarily related to the sale and write-off of private equity investments, including the write-off of PagesJaunes Group. The net unrealized gains related primarily to (i) increases in the value of various private equity investments, most notably HCA, Inc., ProSiebenSat1 Media AG, and Alliance Boots GmbH and (ii) reversal of unrealized losses on the write-off of PagesJaunes Group, offset by reversals of gains on sales of Dollar General Corporation, HCA, Inc., and The Nielsen Company B.V. For further discussion of private equity valuation changes, refer to “— Private Markets Segment.”

For the six months ended June 30, 2012, net realized gains were comprised of $310.0 million of realized gains primarily from the sale of private equity investments, the most significant of which were our remaining interest in Legrand Holdings S.A., as well as partial sales of Dollar General Corporation and The Nielsen Company B.V.  These realized gains were partially offset by $8.1 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably Alliance Boots GmbH, and to a lesser extent HCA, Inc., Dollar General Corporation and NXP Semiconductors N.V., partially offset by unrealized losses on Energy Future Holdings Corp. (energy sector), The Nielsen Company B.V., and ProSiebenSat1 Media AG, as well as reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales of investments. For further discussion of private equity valuation changes, refer to “— Private Markets Segment.”

Economic Net Income (Loss)

Economic net income was $363.8 million for the six months ended June 30, 2013, a decrease of $438.8 million, compared to economic net income of $802.6 million for the six months ended June 30, 2012. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income.

Syndicated Capital

Syndicated capital was $265.6 million for the six months ended June 30, 2013, an increase of $15.0 million compared to syndicated capital of $250.6 million for the six months ended June 30, 2012. The increase is primarily due to an increase in the number and size of syndication transactions when compared to the six months ended June 30, 2012.

Segment Book Value

The following table presents our segment statement of financial condition as of June 30, 2013, and December 31, 2012:

	As of June 30, 2013
	($ in thousands, except per unit amounts)
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments

Cash and short-term investments	$322,639	$35,229	$1,636,977	$1,994,845
Investments	—	—	4,607,196	4,607,196
Unrealized carry	770,245	43,653	—	813,898
Other assets	316,317	308,837	68,028	693,182
Total assets	$1,409,201	$387,719	$6,312,201	$8,109,121

Debt obligations	$—	$—	$1,000,000	$1,000,000
Other liabilities	111,550	38,181	39,356	189,087
Total liabilities	111,550	38,181	1,039,356	1,189,087

Noncontrolling interests	1,457	825	18,695	20,977

Book value	$1,296,194	$348,713	$5,254,150	$6,899,057

Book value per adjusted unit	$1.81	$0.49	$7.35	$9.65

	As of December 31, 2012
	($ in thousands, except per unit amounts)
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments

Cash and short-term investments	$358,237	$28,690	$1,147,360	$1,534,287
Investments	—	—	4,758,157	4,758,157
Unrealized carry	730,292	24,939	—	755,231
Other assets	207,047	280,472	62,119	549,638
Total assets	$1,295,576	$334,101	$5,967,636	$7,597,313

Debt obligations	$—	$—	$500,000	$500,000
Other liabilities	78,724	16,433	24,275	119,432
Total liabilities	78,724	16,433	524,275	619,432

Noncontrolling interests	1,339	739	18,619	20,697

Book value	$1,215,513	$316,929	$5,424,742	$6,957,184

Book value per adjusted unit	$1.72	$0.45	$7.70	$9.87

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding to Adjusted Units and KKR & Co. L.P. Partners’ Capital to Book Value:

As of June 30, 2013
GAAP Common Units Outstanding - Basic	277,834,343
Unvested Common Units(a)	25,501,501
GAAP Common Units Outstanding - Diluted	303,335,844
Adjustments:
KKR Holdings Units(b)	411,960,931
Adjusted Units	715,296,775

As of June 30, 2013
KKR & Co. L.P. partners’ capital	$2,287,389
Noncontrolling interests held by KKR Holdings L.P.	4,699,114
Equity impact of KKR Management Holdings Corp. and other	(87,446)
Book value	6,899,057
Adjusted units	715,296,775
Book value per adjusted unit	$9.65

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

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other principal assets; (iii) funding capital commitments that we have made to our funds, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our fund investors and unitholders; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of June 30, 2013, we had cash and short-term investments on a segment basis of $1,994.8 million.

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

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments’ fair value. As of June 30, 2013, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds’ limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next realization event would be expected to result in the payment of carried interest.

As of June 30, 2013, netting holes existed at certain of our private equity funds, the most significant of which was our European Fund II, which had a netting hole of approximately $631 million. In accordance with the criteria set forth above, funds currently in position to pay cash carry may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future. As of June 30, 2013, no private equity funds in cash carry paying position had a netting hole greater than $50 million.

We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

For the three months ended June 30, 2013, there were no borrowings made, and as of June 30, 2013, no borrowings were outstanding under either of the revolving credit agreements described below, except for a letter of credit under the Corporate Credit Agreement described further below. We may, however, utilize these facilities prospectively in the normal course of our operations.

•                  On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the “Corporate Credit Agreement”). The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the issuer of the 2020 Senior Notes (discussed below) became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment increased the availability for borrowings under the credit facility to $750 million. On June 22, 2012, KKR requested the issuance of a letter of credit in the amount of $14.5 million under the Corporate Credit Agreement. The beneficiary of this letter of credit is an unaffiliated third party. The letter of credit was issued on July 2, 2012 and initially set to expire on July 3, 2013. On August 20, 2012, the letter of credit in connection with this fee-generating transaction was increased to $20.0 million and the expiration date was extended to August 1, 2013. On July 23, 2013, the expiration date was extended to August 1, 2014. A $5.0 million sublimit for letters of credit remains available under the Corporate Credit Agreement.

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

Common Units

•                  On March 27, 2012, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 1,500,000 common units of KKR & Co. L.P. to generate cash proceeds up to (i) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (ii) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on April 11, 2012. During the three months ended June 30, 2013, 187,260 common units were issued and sold under the registration statement and are included in our basic common units outstanding as of June 30, 2013. All common units registered under this registration statement have been issued and sold as of June 30, 2013.

•                  In addition, on April 4, 2013, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to an additional 2,500,000 common units for a substantially similar purpose. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on May 6, 2013. During the three months ended June 30, 2013, 844,073 common units were issued and sold under the registration statement and are included in our basic common units outstanding as of June 30, 2013.

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

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of June 30, 2013:

Uncalled Commitments
($ in thousands)
Private Markets
North America Fund XI	$229,600
Real Estate Fund	135,100
European Fund III	125,100
Asian Fund II	75,000
2006 Fund	63,800
Infrastructure	28,900
E2 Investors (Annex Fund)	14,000
Asian Fund	10,900
Natural Resources	10,300
China Growth Fund	6,500
Other	11,300
Total Private Markets Commitments	710,500

Public Markets
Direct Lending Vehicles	30,100
Mezzanine Fund	29,600
Special Situations Vehicles	16,400
Total Public Markets Commitments	76,100

Total Uncalled Commitments	$786,600

As of June 30, 2013, KKR had unfunded commitments consisting of (i) $786.6 million to its active private equity and other investment vehicles, (ii) $257.6 million in connection with commitments by KKR’s capital markets business and (iii) $150.0 million relating to MerchCap Solutions as described below. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

In addition to the commitments described above, KKR has earmarked approximately $980 million to fund, acquire and develop new strategies, products and initiatives including natural resources, real estate, alternative credit and other strategies. The amounts earmarked to fund and develop new strategies, products and initiatives may be revised or terminated by KKR in its discretion from time to time.

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

As of June 30, 2013, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of June 30, 2013, $0.5 million of cumulative income tax savings have been realized.

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

The following table presents our distribution calculation for the three and six months ended June 30, 2013 and 2012 as described above:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

FRE (a)	$98,177	$69,772	$186,177	$143,128
Realized cash carry	161,897	39,360	214,797	84,287
Net realized principal investment income	150,361	301,580	303,517	354,198
Less: local income taxes	(5,336)	(3,307)	(7,677)	(6,893)
Less: noncontrolling interests	(1,323)	(1,277)	(2,424)	(4,488)
Total Distributable Earnings	403,776	406,128	694,390	570,232

Less: Undistributed net realized principal investment income	(90,217)	(301,580)	(182,111)	(354,198)

Distributed Earnings	313,559	104,548	512,279	216,034

Distributed Earnings to KKR & Co. L.P. (b)	126,295	36,401	202,044	74,201

Less: estimated current corporate income taxes	(10,125)	(4,268)	(16,501)	(8,290)

Distributed Earnings to KKR & Co. L.P., After Taxes	116,170	32,133	185,543	65,911

Distribution per KKR & Co. L.P. common unit	$0.42	$0.13	$0.69	$0.28

Outstanding KKR & Co. L.P. common units	277,834,343	238,155,157

(a)        See Note 12 “Segment Reporting” in our financial statements included elsewhere in this report for a reconciliation of such measure to financial results prepared in accordance with GAAP.

(b)         Represents the amount of distributed earnings allocable to KKR & Co. L.P. based on its ownership in the KKR business as of each respective date.

Net Realized Principal Investment Income

Net realized principal investment income refers to net cash income from (i) realized investment gains and losses excluding certain realized investment losses from principal investments during the second quarter of 2013 to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009, (ii) dividend income and (iii) interest income net of interest expense less certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income, in each case generated by KKR’s principal investments held on or through KKR’s balance sheet in our Capital Markets and Principal Activities segment. This is a term to describe a portion of KKR’s quarterly distribution. Realized investment losses from principal investments that were already written down as of October 1, 2009 that have been excluded from net realized principal investment income as described in (i) above amounted to approximately $205 million for the three months ended June 30, 2013.

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2013 on an unconsolidated basis.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$786.6	$—	$—	$—	$786.6
Debt payment obligations (2)	—	—	—	1,000.0	1,000.0
Interest obligations on debt (3)	59.4	118.8	118.8	769.3	1,066.3
Underwriting commitments (4)	186.6	—	—	—	186.6
Lending commitments (5)	71.0	—	—	—	71.0
Other commitments (6)	150.0	—	—	—	150.0
Lease obligations	46.5	91.4	80.6	110.1	328.6
Total	$1,300.1	$210.2	$199.4	$1,879.4	$3,589.1

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

(3)                               These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2013 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2013, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

(6)                               Represents our commitment to MCS. See “—Liquidity—Liquidity Needs—MerchCap Solutions.”

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2013, a payable of $90.3 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2013, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement”.

The commitment table above excludes contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of June 30, 2013, the recorded amounts of our contingent consideration obligations were approximately $120.8 million.

In the normal course of business, we enter into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of our consolidated funds have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of material loss to be low.

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, natural resources, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds.  Excluding carried interest received by the general partners of funds that were not contributed to us in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of June 30, 2013, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2013 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,200.3 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to us in the KPE Transaction also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of June 30, 2013, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $578.3 million as of June 30, 2013.

Prior to the KPE Transaction, certain of our principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations.  The terms of the KPE Transaction require that our principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. As of June 30, 2013, no amounts are due with respect to the clawback obligation required to be funded by our principals who do not hold direct controlling economic interests in the KKR Group Partnerships. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and our principals who participate in the carry pool.  Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2013. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$19,698.5	$—	$—	$—	$19,698.5
Debt payment obligations (2)	60.4	326.9	325.9	1,000.0	1,713.2
Interest obligations on debt (3)	79.6	140.6	123.6	769.3	1,113.1
Underwriting commitments (4)	186.6	—	—	—	186.6
Lending commitments (5)	71.0	—	—	—	71.0
Other commitments (6)	150.0	—	—	—	150.0
Lease obligations	46.5	91.4	80.6	110.1	328.6
Total	$20,292.6	$558.9	$530.1	$1,879.4	$23,261.0

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

(2)                               Amounts include the 2020 Senior Notes and 2043 Senior Notes, gross of unamortized discount as well as financing arrangements entered into by our consolidated funds. Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns or providing liquidity to the fund. Such financing arrangements include $713.2 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns or providing liquidity to the fund and are not direct obligations of the general partners of our private equity funds or our management companies.

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2013 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2013, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

(6)                                 Represents our commitment to MCS. See “—Liquidity—Liquidity Needs—MerchCap Solutions.”

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2013, a payable of $90.3 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2013, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement”.

The commitment table above excludes contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of June 30, 2013, the recorded amounts of our contingent consideration obligations were approximately $120.8 million.

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $2.3 billion and $2.7 billion during the six months ended June 30, 2013 and 2012, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $1.6 billion and $1.9 billion during the six months ended June 30, 2013 and 2012, respectively; (ii) net realized gains (losses) on investments of $1.6 billion and $2.0 billion during the six months ended June 30, 2013 and 2012, respectively; and (iii) change in unrealized gains (losses) on investments of $0.7 billion and $2.7 billion during the six months ended June 30, 2013 and 2012, respectively. Certain KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $61.6 million and $39.0 million during the six months ended June 30, 2013 and 2012, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $4.5 million and $17.4 million as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $(66.1) million and $(56.5) million during the six months ended June 30, 2013 and 2012, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $(2.5) billion and $(2.9) billion during the six months ended June 30, 2013 and 2012, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(2.8) billion and $(2.3) billion during the six months ended June 30, 2013 and 2012, respectively; (ii) net proceeds received net of repayment of debt obligations of $0.6 billion and $(0.4) billion during the six months ended June 30, 2013 and 2012, respectively; and (iii) distributions to our partners of $(248.6) million and $(107.6) million during the six months ended June 30, 2013 and 2012, respectively.

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

Investments

Investments consist primarily of private equity, real assets, fixed income, equity method and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, “Investments” in our financial statements included elsewhere in this report.

The following describes the types of securities held within each investment class.

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

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. These items are presented in our financial statements included elsewhere in this report, specifically, information on Goodwill and Intangible Assets is presented in Note 14 “Goodwill and Intangible Assets,” and information on contingent consideration is presented in Note 13 “Acquisitions.” Our debt obligations, except for our 2020 and 2043 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value.  Further information on our 2020 and 2043 Senior Notes are presented in Note 8, “Debt Obligations.” The fair value for our 2020 and 2043 Senior Notes were derived using Level II inputs similar to those utilized in valuing fixed income investments.

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 17.6% of total investments measured and reported at fair value as Level I at June 30, 2013.

Level II

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are fixed income investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 9.2% of total investments measured and reported at fair value as Level II at June 30, 2013.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and fixed income investments for which a sufficiently liquid trading market does not exist. We classified 73.2% of total investments measured and reported at fair value as Level III at June 30, 2013. The valuation of our Level III investments at June 30, 2013 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

Level II Valuation Methodologies

Financial assets and liabilities categorized as Level II consist primarily of securities indexed to publicly-listed securities and fixed income and other investments. Fixed income investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. Our policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets our best estimate of fair value. For securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company’s other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

Level III Valuation Methodologies

Management’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors.

Financial assets and liabilities categorized as Level III consist primarily of the following:

Private Equity Investments:     We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Other inputs are also used in both methodologies. For valuations determined for periods other than at year end, various inputs may be estimated prior to the end of the relevant period. Also, as discussed in greater detail under “—Business

Environment,” a change in interest rates could have a significant impact on valuations. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates.

Upon completion of the valuations conducted using these methodologies, a weighting is ascribed to each method, and an illiquidity discount is typically applied where appropriate. The ultimate fair value recorded for a particular investment will generally be within a range suggested by the two methodologies.

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 90% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2013, we believe that the approach of using both the market multiples methodology and the discounted cash flow methodology resulted in valuations of our aggregate Level III private equity portfolio that were only marginally lower than if only the discounted cash flow methodology had been used and that were only marginally higher than if only the market comparables methodology had been used.

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

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, real assets, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for fixed income and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of and real estate investments. Each of the Private Markets valuation committee and the fixed income valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. The valuation teams for natural resources, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations for all Level III investments, except for certain investments other than our private equity investments. All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to a single committee consisting of senior principals involved in various aspects of the our business. When these valuations are approved by this single committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

As of June 30, 2013, upon completion by the independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of the investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on certain Level III fixed income investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of June 30, 2013, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our principal investments.

As of June 30, 2013, private equity investments which represented greater than 5% of consolidated investments consisted of Alliance Boots GmbH valued at $3.8 billion.

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

Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2013, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

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

Amendments to Investment Company Scope, Measurement, and Disclosures

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-08, Financial Services — Investment Companies Topic 946 (“ASU 2013-08”) which amends the scope, measurement, and disclosure requirements for investment companies. ASU 2013-08 (i) amends the criteria for an entity to qualify as an investment company, (ii) requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and (iii) introduces new disclosures. This guidance is effective for KKR’s fiscal year beginning January 1, 2014. Earlier application is prohibited. The adoption of this guidance is not expected to have a material impact on KKR’s financial results and consolidated financial statements.

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

On October 1, 2012, we acquired Prisma Capital Partners LP and its affiliates (as discussed in Note 13 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC). We are in the process of evaluating the internal controls of the acquired business. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Prisma Capital Partners LP and its affiliates was excluded from the evaluation of the company’s effectiveness of its disclosure controls and procedures as of June 30, 2013. In the aggregate, this business represented approximately 0.7% of our total consolidated assets and approximately 15.7% of our total consolidated fees as of and for the quarter ended June 30, 2013.

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: August 7, 2013

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and June 30, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012; (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and June 30, 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and (vi) the Notes to the Consolidated Financial Statements.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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