Form 10-Q
period 2013-09-30
KKR & Co. L.P.
filed 2013-11-01
CIK 1404912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of October 29, 2013, there were 288,143,327 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended September 30, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013, and this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

In this report, the term “fee related earnings,” or “FRE”, is comprised of segment operating revenues less segment operating expenses (other than certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income). This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non- cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

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

In this report, the term “GAAP” refers to accounting principles generally accepted in the United States of America.

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

PART I—FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited).

  KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Amounts in Thousands, Except Unit Data)

	September 30,	December 31,
	2013	2012

Assets
Cash and Cash Equivalents	$1,112,316	$1,230,464
Cash and Cash Equivalents Held at Consolidated Entities	436,777	587,174
Restricted Cash and Cash Equivalents	45,490	87,627
Investments	44,263,123	40,697,848
Due from Affiliates	133,746	122,185
Other Assets	2,168,599	1,701,055
Total Assets	$48,160,051	$44,426,353

Liabilities and Equity
Debt Obligations	$2,027,116	$1,123,414
Due to Affiliates	96,772	72,830
Accounts Payable, Accrued Expenses and Other Liabilities	2,527,876	1,824,655
Total Liabilities	4,651,764	3,020,899

Commitments and Contingencies

Redeemable Noncontrolling Interests	574,065	462,564

Equity
KKR & Co. L.P. Partners’ Capital (285,051,256 and 253,363,691 common units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	2,501,518	2,008,965
Accumulated Other Comprehensive Income (Loss)	(6,425)	(4,606)
Total KKR & Co. L.P. Partners’ Capital	2,495,093	2,004,359
Noncontrolling Interests	40,439,129	38,938,531
Total Equity	42,934,222	40,942,890
Total Liabilities and Equity	$48,160,051	$44,426,353

See notes to condensed consolidated financial statements.

 KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Fees	$220,028	$162,154	$537,644	$390,821

Expenses
Compensation and Benefits	329,182	366,350	860,905	1,019,400
Occupancy and Related Charges	17,637	14,344	46,036	43,636
General, Administrative and Other	108,676	65,825	279,906	177,480
Total Expenses	455,495	446,519	1,186,847	1,240,516

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,230,401	2,308,613	4,598,755	6,997,166
Dividend Income	121,059	10,440	370,014	263,298
Interest Income	114,861	95,578	352,250	259,669
Interest Expense	(25,056)	(17,868)	(72,693)	(52,757)
Total Investment Income (Loss)	2,441,265	2,396,763	5,248,326	7,467,376

Income (Loss) Before Taxes	2,205,798	2,112,398	4,599,123	6,617,681

Income Taxes	7,644	9,612	25,525	37,777

Net Income (Loss)	2,198,154	2,102,786	4,573,598	6,579,904
Net Income (Loss) Attributable to
Redeemable Noncontrolling Interests	9,169	9,994	25,992	18,551
Net Income (Loss) Attributable to
Noncontrolling Interests	1,984,245	1,965,381	4,134,293	6,097,245
Net Income (Loss) Attributable to KKR & Co. L.P.	$204,740	$127,411	$413,313	$464,108

Distributions Declared per KKR & Co. L.P. Common Unit	$0.23	$0.24	$0.92	$0.52

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.73	$0.53	$1.53	$1.98
Diluted	$0.66	$0.49	$1.40	$1.86
Weighted Average Common Units Outstanding
Basic	282,148,802	239,696,358	270,484,224	234,876,879
Diluted	308,135,191	257,646,622	296,181,070	249,359,200

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income (Loss)	$2,198,154	$2,102,786	$4,573,598	$6,579,904
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	(1,362)	5,768	(7,534)	362
Comprehensive Income (Loss)	2,196,792	2,108,554	4,566,064	6,580,266

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	9,169	9,994	25,992	18,551
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,983,004	1,968,908	4,128,068	6,096,686
Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$204,619	$129,652	$412,004	$465,029

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Equity	Interests
Balance at January 1, 2012	227,150,182	$1,330,887	$(2,189)	$36,080,445	$37,409,143	$275,507
Net Income (Loss)		464,108		6,097,245	6,561,353	18,551
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			921	(559)	362
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	13,151,729	138,280	(161)	(138,119)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		1,320	(97)		1,223
Net Delivery of Common Units- Equity Incentive Plan	1,105,894
Equity Based Compensation		47,679		282,358	330,037
Capital Contributions				2,276,163	2,276,163	179,767
Capital Distributions		(138,217)		(6,272,201)	(6,410,418)	(988)
Balance at September 30, 2012	241,407,805	$1,844,057	$(1,526)	$38,325,332	$40,167,863	$472,837

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Equity	Interests
Balance at January 1, 2013	253,363,691	$2,008,965	$(4,606)	$38,938,531	$40,942,890	$462,564
Net Income (Loss)		413,313		4,134,293	4,547,606	25,992
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(1,309)	(6,225)	(7,534)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	27,809,258	329,245	(764)	(328,481)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		14,161	254		14,415
Net Delivery of Common Units- Equity Incentive Plan	3,878,307	16,563			16,563
Equity Based Compensation		84,581		162,602	247,183
Capital Contributions				4,615,392	4,615,392	138,063
Capital Distributions		(365,310)		(7,076,983)	(7,442,293)	(52,554)
Balance at September 30, 2013	285,051,256	2,501,518	(6,425)	40,439,129	42,934,222	574,065

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net Income (Loss)	$4,573,598	$6,579,904
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	247,183	330,037
Net Realized (Gains) Losses on Investments	(2,356,388)	(3,240,874)
Change in Unrealized (Gains) Losses on Investments	(2,242,367)	(3,756,292)
Other Non-Cash Amounts	(48,142)	(35,113)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	150,960	605,227
Change in Due from / to Affiliates	(14,661)	(31,536)
Change in Other Assets	86,997	48,239
Change in Accounts Payable, Accrued Expenses and Other Liabilities	475,596	372,000
Investments Purchased	(23,712,434)	(8,006,391)
Cash Proceeds from Sale of Investments	24,635,228	11,754,084
Net Cash Provided (Used) by Operating Activities	1,795,570	4,619,285

Investing Activities
Change in Restricted Cash and Cash Equivalents	42,137	20,246
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(7,967)	(28,627)
Net Cash Provided (Used) by Investing Activities	34,170	(8,381)

Financing Activities
Distributions to Partners	(365,310)	(138,217)
Distributions to Redeemable Noncontrolling Interests	(52,554)	(988)
Contributions from Redeemable Noncontrolling Interests	138,063	179,767
Distributions to Noncontrolling Interests	(7,076,983)	(6,233,832)
Contributions from Noncontrolling Interests	4,496,197	2,276,163
Net Delivery of Common Units - Equity Incentive Plan	16,563	—
Proceeds from Debt Obligations	1,188,729	519,996
Repayment of Debt Obligations	(287,633)	(770,924)
Financing Costs Paid	(4,960)	(7,776)
Net Cash Provided (Used) by Financing Activities	(1,947,888)	(4,175,811)

Net Increase/(Decrease) in Cash and Cash Equivalents	(118,148)	435,093
Cash and Cash Equivalents, Beginning of Period	1,230,464	843,261
Cash and Cash Equivalents, End of Period	$1,112,316	$1,278,354

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$68,809	$124,522
Payments for Income Taxes	$74,217	$59,041
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$247,183	$330,037
Non-Cash Distributions to Noncontrolling Interests	$—	$38,369
Non-Cash Contributions from Noncontrolling Interests	$119,195	$—
Foreign Exchange Gains (Losses) on Debt Obligations	$(2,322)	$(901)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$14,415	$1,223

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries (“KKR”), is a leading global investment firm that offers a broad range of investment management services to fund investors and provides capital markets services for the firm, its portfolio companies and third parties. Led by Henry Kravis and George Roberts, KKR conducts business with offices around the world, which provides a global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR operates as a single professional services firm and generally carries out its investment activities under the KKR brand name.

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR’s principals through KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of September 30, 2013, KKR & Co. L.P. held 41.3% of the KKR Group Partnership Units and KKR’s principals held 58.7% of the KKR Group Partnership Units through KKR Holdings. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or KKR’s principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units.

The following table presents the effect of changes in the ownership interest in the KKR Group Partnerships on KKR & Co. L.P.’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss) attributable to KKR & Co. L.P.	$204,740	$127,411	$413,313	$464,108
Transfers from noncontrolling interests:
Exchange of KKR Group Partnership units held by KKR Holdings L.P. (a)	87,431	31,308	337,054	139,342
Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings	$292,171	$158,719	$750,367	$603,450

(a) Increase in KKR & Co. L.P. partners’ capital for exchange of 7,216,913 and 2,784,209 for the three months ended September 30, 2013 and 2012, respectively, and 27,809,258 and 13,151,729 for the nine months ended September 30, 2013 and 2012, respectively, KKR Group Partnership units held by KKR Holdings L.P., inclusive of deferred taxes.

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

With respect to KKR’s consolidated funds and vehicles, KKR generally has operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As a result, a fund should be consolidated unless KKR has a nominal level of equity at risk. To the extent that KKR commits a nominal amount of equity to a given fund and has no obligation to fund any future losses, the equity at risk to KKR is not considered substantive and the fund is typically considered a VIE as described below.  In these cases, the fund investors are generally deemed to be the primary beneficiaries and KKR does not consolidate the fund.  In cases when KKR’s equity at risk is deemed to be substantive, the fund is generally not considered to be a VIE and KKR generally consolidates the fund.

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

As of September 30, 2013 and December 31, 2012, the maximum exposure to loss, before allocations to the carry pool, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2013	December 31, 2012
Investments	$201,197	$188,408
Due from Affiliates, net	5,209	2,266
Maximum Exposure to Loss	$206,406	$190,674

For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. As of September 30, 2013 and December 31, 2012, KKR did not provide any support other than its obligated amount.

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

(v)	third parties in KKR’s capital markets business.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$4,699,114	$4,795,697	$4,981,864	$4,342,157
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	300,169	249,460	662,387	946,484
Other comprehensive income (loss), net of tax (b)	(96)	3,396	(4,846)	(797)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(84,838)	(31,203)	(328,481)	(138,119)
Equity based compensation	53,988	104,792	162,602	282,358
Capital contributions	600	437	1,399	1,658
Capital distributions	(172,719)	(78,106)	(678,707)	(389,268)
Balance at the end of the period	$4,796,218	$5,044,473	$4,796,218	$5,044,473

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

The following table presents Net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,198,154	$2,102,786	$4,573,598	$6,579,904
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	9,169	9,994	25,992	18,551
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	1,684,076	1,715,921	3,471,906	5,150,761
Plus: Income taxes attributable to KKR Management Holdings Corp.	3,020	7,070	12,894	28,187
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$507,929	$383,941	$1,088,594	$1,438,779

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$300,169	$249,460	$662,387	$946,484

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

Private Equity - Consists primarily of investments in companies with operating businesses.

Real Assets - Consists primarily of investments in (i) oil and natural gas properties (“natural resources”), (ii) infrastructure assets, and (iii) residential and commercial real estate assets and businesses (“real estate”).

Fixed Income - Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in collateralized loan obligations.

Equity Method - Consists primarily of investments in unconsolidated investment funds and vehicles that are accounted for using the equity method of accounting. Under the equity method of accounting, KKR’s share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Because the underlying investments of unconsolidated investment funds and vehicles are reported at fair value, the carrying value of KKR’s equity method investments approximates fair value.

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

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Fixed Assets is presented in Note 7, “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities”. Further information on Goodwill and Intangible Assets is presented in Note 14 “Goodwill and Intangible Assets.” Further information on contingent consideration is presented in Note 13 “Acquisitions.” KKR’s debt obligations, except for KKR’s 2020 and 2043 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value.  Further information on KKR’s 2020 and 2043 Senior Notes are presented in Note 8, “Debt Obligations.” The fair value for KKR’s 2020 and 2043 Senior Notes were derived using Level II inputs similar to those utilized in valuing fixed income investments.

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

Level II Valuation Methodologies

Financial assets and liabilities categorized as Level II consist primarily of securities indexed to publicly-listed securities and fixed income and other investments. Fixed income investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR’s policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR’s best estimate of fair value. For securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company’s other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 93% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

When determining the illiquidity discount to be applied, KKR seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments. KKR then evaluates such private equity investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include (i) whether KKR is unable to sell the portfolio company or conduct an initial public offering of the portfolio company due to the consent rights of a third party or similar factors, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it less likely that a portfolio company would be sold or publicly offered in the near term at a price indicated by using just a market multiples and/or discounted cash flow analysis, and these factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, KKR determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time KKR holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by KKR in its valuations.

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

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, real assets, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a Private Markets valuation committee for private equity and real assets investments and a valuation committee for fixed income and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the fixed income valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. The valuation teams for natural resources, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations for all Level III investments, except for certain investments other than KKR private equity investments. All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to a single committee consisting of Senior Principals involved in various aspects of the KKR business. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

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

Fees

Fees consist primarily of (i) monitoring fees from providing services to portfolio companies, (ii) consulting and other fees earned by consolidated entities from providing advisory and other services, (iii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, and (iv) transaction fees earned in connection with successful investment transactions and from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed.

For the three and nine months ended September 30, 2013 and 2012, fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Transaction Fees	$105,387	$74,168	$202,107	$161,290
Management Fees	45,787	21,070	130,402	61,841
Monitoring Fees	43,155	38,752	119,571	100,946
Consulting and Other Fees	25,261	10,396	50,873	35,249
Incentive Fees	438	17,768	34,691	31,495
Total Fees	$220,028	$162,154	$537,644	$390,821

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

Disclosures About Reclassification Adjustments Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”),” which requires entities to disclose additional information about reclassification adjustments, including: (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. ASU 2013-02 was effective for KKR’s fiscal year beginning January 1, 2013. The adoption of this guidance, which is related to disclosure only, did not have a material impact on KKR’s financial statements. With respect to KKR, AOCI is comprised of only one component, foreign currency translation adjustments and for the three and nine months ended September 30, 2013 and 2012, there were no items reclassified out of AOCI. See KKR’s condensed consolidated statements of comprehensive income and changes in equity.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$692,932	$1,626,536	$1,204,668	$1,301,670	$2,180,059	$2,140,102	$3,066,087	$4,022,193
Fixed Income and Other (a)	63,032	72,901	8,694	153,260	202,623	20,638	65,780	198,803
Real Assets (a)	—	47,053	—	(180,288)	14,855	133,610	54,419	(325,545)
Equity Method (a)	10,016	13,123	46,028	(11,383)	35,532	27,863	80,439	55,865
Foreign Exchange Forward Contracts (b)	(528)	(235,792)	5,736	(174,299)	24,408	(77,043)	21,891	(129,679)
Foreign Currency Options (b)	—	(11,636)	—	(2,597)	—	198	(10,740)	3,939
Securities Sold Short (b)	(29,652)	(16,241)	(21,083)	(3,226)	(71,459)	(14,115)	(26,527)	(6,836)
Other Derivatives	(2,056)	1,229	(11,577)	(2,756)	(20,454)	4,907	(10,538)	(4,972)
Contingent Carried Interest Repayment Guarantee (c)	—	—	—	—	—	—	—	(55,937)
Foreign Exchange Gains (Losses) (d)	(2,849)	2,333	248	(4,482)	(9,176)	6,207	63	(1,539)
Total Net Gains (Losses) from Investment Activities	$730,895	$1,499,506	$1,232,714	$1,075,899	$2,356,388	$2,242,367	$3,240,874	$3,756,292

(a)                        See Note 4 “Investments.”

(b)                       See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)                        See Note 15 “Commitments and Contingencies.”

(d)                       Foreign Exchange Gains (Losses) includes foreign exchange gains (losses) on debt obligations, cash and cash equivalents, and cash and cash equivalents held at consolidated entities.

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Private Equity	$35,268,074	$34,114,623	$27,354,669	$28,336,315
Fixed Income	4,846,730	3,396,067	4,732,436	3,266,846
Real Assets	2,434,733	1,775,683	4,388,965	3,861,792
Equity Method	533,677	200,831	325,282	20,847
Other	1,179,909	1,210,644	1,113,136	1,161,569
Total Investments	$44,263,123	$40,697,848	$37,914,488	$36,647,369

As of September 30, 2013, investments which represented greater than 5% of total investments consisted of Alliance Boots GmbH of $4.1 billion. As of December 31, 2012, investments which represented greater than 5% of the total investments consisted of Alliance Boots GmbH of $3.5 billion and HCA, Inc. of $2.1 billion. In addition, as of September 30, 2013 and December 31, 2012, investments totaling $2.9 billion and  $2.1 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 8 “Debt Obligations.”

The following table represents private equity investments by industry as of September 30, 2013 and December 31, 2012, respectively:

	Fair Value
	September 30, 2013	December 31, 2012
Health Care	$8,509,698	$7,708,080
Technology	4,770,255	4,566,236
Manufacturing	4,492,445	3,240,474
Retail	4,410,526	4,970,092
Other	13,085,150	13,629,741
	$35,268,074	$34,114,623

In the table above, other investments represents private equity investments in the following industries: Education, Financial Services, Forestry, Consumer Products, Media, Services, Telecommunications, Transportation and Recycling. None of these industries represents more than 10% of total private equity investments as of September 30, 2013.

The majority of the securities underlying private equity investments represent equity securities. As of September 30, 2013 and December 31, 2012, the fair value of investments that were other than equity securities amounted to $547.6 million and $364.5 million, respectively.

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

KKR evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and nine months ended September 30, 2013 and 2012, KKR’s equity method investments did not meet the significance criteria either on an individual or group basis. As such, presentation of separate financial statements for any of its equity method investments or summarized financial information on an individual or group basis is not required.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of September 30, 2013 and December 31, 2012 including those investments and other financial instruments for which the fair value option has been elected.  Equity Method Investments have been excluded from the tables below.

Assets, at fair value:

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$6,326,503	$1,830,426	$27,111,145	$35,268,074
Fixed Income	—	2,990,184	1,856,546	4,846,730
Real Assets	21,286	—	2,413,447	2,434,733
Other	739,702	197,182	243,025	1,179,909
Total	7,087,491	5,017,792	31,624,163	43,729,446

Foreign Exchange Forward Contracts	—	95,526	—	95,526
Foreign Currency Options	—	6,741	—	6,741
Other Derivatives	—	5,160	—	5,160
Total Assets	$7,087,491	$5,125,219	$31,624,163	$43,836,873

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$8,015,680	$364,543	$25,734,400	$34,114,623
Fixed Income	—	1,809,021	1,587,046	3,396,067
Real Assets	—	—	1,775,683	1,775,683
Other	648,108	323,306	239,230	1,210,644
Total	8,663,788	2,496,870	29,336,359	40,497,017

Foreign Exchange Forward Contracts	—	137,786	—	137,786
Foreign Currency Options	—	4,992	—	4,992
Other Derivatives	—	882	—	882
Total Assets	$8,663,788	$2,640,530	$29,336,359	$40,640,677

Liabilities, at fair value:

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$564,963	$47,137	$—	$612,100
Foreign Currency Options	—	4,913	—	4,913
Foreign Exchange Forward Contracts	—	264,097	—	264,097
Unfunded Revolver Commitments	—	368	—	368
Other Derivatives	—	5,208	—	5,208
Total Liabilities	$564,963	$321,723	$—	$886,686

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$321,977	$28,376	$—	$350,353
Foreign Currency Options	—	3,362	—	3,362
Foreign Exchange Forward Contracts	—	229,314	—	229,314
Unfunded Revolver Commitments	—	2,568	—	2,568
Other Derivatives	—	3,751	—	3,751
Total Liabilities	$321,977	$267,371	$—	$589,348

The following tables summarize changes in private equity, fixed income, real assets and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013
	Private Equity	Fixed Income	Real Assets	Other	Total Level III Investments

Balance, Beginning of Period	$25,992,622	$1,416,016	$2,198,427	$184,213	$29,791,278
Transfers In (1)	—	44,503	—	34,978	79,481
Transfers Out (2)	(904,039)	(17,594)	—	(4,040)	(925,673)
Purchases	1,071,808	503,140	167,967	35,922	1,778,837
Sales	(15,945)	(117,103)	—	(5,064)	(138,112)
Settlements	—	16,002	—	—	16,002
Net Realized Gains (Losses)	15,945	2,240	—	(557)	17,628
Net Unrealized Gains (Losses)	950,754	9,342	47,053	(2,427)	1,004,722
Balance, End of Period	$27,111,145	$1,856,546	$2,413,447	$243,025	$31,624,163

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$966,779	$9,547	$47,053	$(2,427)	$1,020,952

	Three Months Ended September 30, 2012
	Private Equity	Fixed Income	Real Assets	Other	Total Level III Investments

Balance, Beginning of Period	$23,683,081	$1,136,459	$1,561,661	$140,019	$26,521,220
Transfers In (1)	—	32,076	—	—	32,076
Transfers Out (2)	—	(22,839)	—	—	(22,839)
Purchases	395,953	319,180	215,997	30,137	961,267
Sales	(2,383,412)	(63,797)	—	(191)	(2,447,400)
Settlements	—	12,031	—	—	12,031
Net Realized Gains (Losses)	1,204,668	2,075	—	(1,081)	1,205,662
Net Unrealized Gains (Losses)	845,128	40,040	(180,268)	12,847	717,747
Balance, End of Period	$23,745,418	$1,455,225	$1,597,390	$181,731	$26,979,764

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$1,806,675	$42,141	$(180,268)	$12,847	$1,681,395

(1)                              The Transfers In noted in the tables above for fixed income and other investments are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)                     The Transfers Out noted in the tables above for private equity investments are attributable to portfolio companies that are now valued using their publicly traded market price. The Transfers Out noted above for fixed income and other investments are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

	Nine Months Ended September 30, 2013
	Private Equity	Fixed Income	Real Assets	Other	Total Level III Investments

Balance, Beginning of Period	$25,734,400	$1,587,046	$1,775,683	$239,230	$29,336,359
Transfers In (1)	—	53,439	—	34,978	88,417
Transfers Out (2)	(1,819,651)	(252,323)	—	(23,304)	(2,095,278)
Purchases	2,346,126	954,462	545,424	46,574	3,892,586
Sales	(1,042,698)	(534,852)	(56,275)	(59,730)	(1,693,555)
Settlements	—	59,043	—	—	59,043
Net Realized Gains (Losses)	649,534	(2,683)	14,930	1,797	663,578
Net Unrealized Gains (Losses)	1,243,434	(7,586)	133,685	3,480	1,373,013
Balance, End of Period	$27,111,145	$1,856,546	$2,413,447	$243,025	$31,624,163

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$1,817,352	$980	$169,051	$3,480	$1,990,863

	Nine Months Ended September 30, 2012
	Private Equity	Fixed Income	Real Assets	Other	Total Level III Investments

Balance, Beginning of Period	$20,384,253	$1,016,759	$1,526,732	$96,179	$23,023,923
Transfers In (1)	—	32,387	—	1,061	33,448
Transfers Out (2)	—	(35,466)	—	(613)	(36,079)
Purchases	1,011,162	538,043	396,184	46,363	1,991,752
Sales	(2,630,914)	(146,288)	(54,419)	(2,852)	(2,834,473)
Settlements	—	13,439	—	—	13,439
Net Realized Gains (Losses)	1,318,993	10,326	54,419	98	1,383,836
Net Unrealized Gains (Losses)	3,661,924	26,025	(325,526)	41,495	3,403,918
Balance, End of Period	$23,745,418	$1,455,225	$1,597,390	$181,731	$26,979,764

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$4,740,397	$32,058	$(284,410)	$41,711	$4,529,756

(1)                              The Transfers In noted in the tables above for fixed income and other investments are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)                     The Transfers Out noted in the tables above for private equity investments are attributable to portfolio companies that are now valued using their publicly traded market price. The Transfers Out noted above for fixed income and other investments are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. There were no transfers between Level I and Level II during the three and nine months ended September 30, 2013 and 2012, respectively.

The following table presents additional information about valuation methodologies and inputs used for investments that are measured at fair value and categorized within Level III as of September 30, 2013:

								Impact to Valuation
	Fair Value		Valuation		Weighted			from an
	September 30, 2013		Methodologies	Unobservable Input(s) (1)	Average (2)		Range	Increase in Input (3)

Private Equity Investments	$27,111,145

Healthcare	$6,040,325		Inputs to both market comparable	Illiquidity Discount	7%		5% - 15%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%		50% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	50%		50% - 50%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	10x		9x - 12x	Increase
				Enterprise Value/Forward EBITDA Multiple	10x		9x - 11x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	9%		8% - 13%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11x		9x - 12x	Increase

Retail	$4,256,587		Inputs to both market comparable	Illiquidity Discount	8%		5% - 20%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%		0% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	50%		50% - 100%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	10x		7x - 12x (6)	Increase
				Enterprise Value/Forward EBITDA Multiple	9x		7x - 10x (6)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%		8% - 27%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8x		6x - 9x	Increase

Technology	$3,490,811		Inputs to both market comparable	Illiquidity Discount	10%		5% - 15%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%		50% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	50%		50% - 50%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11x		5x - 13x	Increase
				Enterprise Value/Forward EBITDA Multiple	10x		4x - 12x	Increase
				Control Premium	2%		0% - 20% (7)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%		8% - 14%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x		6x - 10x	Increase

Manufacturing	$3,488,553		Inputs to both market comparable	Illiquidity Discount	9%		5% - 15%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	46%		33% - 67%	(4)
				Weight Ascribed to Discounted Cash Flow	54%		33% - 67%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	12x		6x - 14x	Increase
				Enterprise Value/Forward EBITDA Multiple	10x		6x - 12x	Increase
				Control Premium	2%		0% - 20% (7)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	13%		9% - 19%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x		6x - 11x	Increase

Consumer Products	$3,339,902		Inputs to both market comparable	Illiquidity Discount	11%		10% - 15%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%		50% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	50%		50% - 50%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11x		8x - 17x	Increase
				Enterprise Value/Forward EBITDA Multiple	10x		7x - 14x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	10%		8% - 18%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10x		6x - 11x	Increase

Other	$6,494,967		Inputs to both market comparable	Illiquidity Discount	11%		10% - 20%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%		0% - 100%	(4)
				Weight Ascribed to Discounted Cash Flow	50%		0% - 100%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	12x		6x - 16x	Increase
				Enterprise Value/Forward EBITDA Multiple	11x		6x - 13x	Increase
				Control Premium	2%		0% - 20% (7)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%		9% - 20%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10x		5x - 12x	Increase

Real Assets	$2,413,447

Natural Resources/Infrastructure	$1,965,734		Discounted cash flow	Weighted Average Cost of Capital	11%		6% - 21%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8x		7x - 11x	Increase

Real Estate	$447,713		Inputs to direct income capitalization	Weight Ascribed to Direct Income Capitalization	18%		0% - 50%	(9)
			and discounted cash flow	Weight Ascribed to Discounted Cash Flow	82%		50% - 100%	(5)

			Direct Income Capitalization	Current Capitalization Rate	7%		6% - 8%	Decrease

			Discounted cash flow	Unlevered Discount Rate	12%		9% - 23%	Decrease

Fixed Income Investments	$1,856,546	(8)	Yield Analysis	Discount Margin	1407	bps	640 - 1471 bps	Decrease
				Yield	12%		8% - 24%	Decrease
				Net Leverage	5x		1x - 15x	Decrease
				Illiquidity Discount	8%		5% - 10%	Decrease

In the table above, other investments, within private equity investments, represents the following industries:  Education, Financial Services, Forestry, Media, Services, Telecommunications, Transportation and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of September 30, 2013.

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

(6)                Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 24x and 18x, respectively. The exclusion of this investment does not impact the weighted average.

(7)                Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(8)                Amounts include $529.7 million of investments that were valued using dealer quotes or third party valuation firms.

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

The table above excludes Other Investments in the amount of $243.0 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor fixed income investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and nine months ended September 30, 2013 and 2012, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income (Loss) Attributable to KKR & Co. L.P.	$204,740	$204,740	$127,411	$127,411	$413,313	$413,313	$464,108	$464,108

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit	$0.73	$0.66	$0.53	$0.49	$1.53	$1.40	$1.98	$1.86

Weighted-Average Common Units Outstanding	282,148,802	308,135,191	239,696,358	257,646,622	270,484,224	296,181,070	234,876,879	249,359,200

For the three and nine months ended September 30, 2013 and 2012, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would proportionally increase KKR & Co. L.P.’s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

Diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit includes unvested equity awards that have been granted under the Equity Incentive Plan since these equity awards dilute KKR and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR Group Partnerships.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other assets consist of the following:

	September 30, 2013	December 31, 2012
Due from Broker (a)	$572,551	$189,202
Interest and Notes Receivable (b)	410,786	469,456
Unsettled Investment Sales (c)	267,397	90,666
Intangible Assets, net (d)	182,529	197,484
Deferred Tax Assets, net	172,680	105,654
Oil & Gas Assets, net	151,526	—
Foreign Exchange Forward Contracts (e)	95,526	137,786
Goodwill (f)	89,000	89,000
Fixed Assets, net (g)	77,842	79,570
Receivables	31,457	267,126
Deferred Financing Costs	23,179	20,918
Prepaid Taxes	20,595	706
Deferred Transaction Costs	18,540	14,633
Prepaid Expenses	11,279	11,373
Refundable Security Deposits	7,046	7,428
Foreign Currency Options (h)	6,741	4,992
Other	29,925	15,061
	$2,168,599	$1,701,055

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

(d)                           Net of accumulated amortization of $36,357 and $21,402 as of September 30, 2013 and December 31, 2012, respectively.  Amortization expense totaled $4,985 and $947 for the three months ended September 30, 2013 and 2012, respectively, and $14,955 and $2,841 for the nine months ended September 30, 2013 and 2012, respectively.

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

(f)                             See Note 14 “Goodwill and Intangible Assets.”

(g)                            Net of accumulated depreciation and amortization of $102,995 and $92,467 as of September 30, 2013 and December 31, 2012, respectively. Depreciation and amortization expense totaled $3,619 and $3,157 for the three months ended September 30, 2013 and 2012, respectively, and $11,042 and $8,987 for the nine months ended September 30, 2013 and 2012, respectively.

(h)                           Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at September 30, 2013 and December 31, 2012 was $2,332.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2013	December 31, 2012
Amounts Payable to Carry Pool (a)	$927,082	$776,750
Securities Sold Short (b)	612,100	350,353
Foreign Exchange Forward Contracts (c)	264,097	229,314
Unsettled Investment Purchases (d)	227,191	172,583
Accounts Payable and Accrued Expenses	156,493	97,389
Accrued Compensation and Benefits	154,249	17,265
Contingent Consideration Obligation (e)	93,400	71,300
Due to Broker (f)	39,601	49,204
Deferred Rent and Income	28,247	19,228
Interest Payable	8,189	11,746
Foreign Currency Options (g)	4,913	3,362
Taxes Payable	3,965	9,250
Other Liabilities	8,349	16,911
	$2,527,876	$1,824,655

(a)                     Represents the amount of carried interest payable to KKR’s principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)                     Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at September 30, 2013 and December 31, 2012 were $591,072 and $343,440, respectively.

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

(g)                      Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at September 30, 2013 and December 31, 2012 was $0.

8. DEBT OBLIGATIONS

KKR borrows and enters into credit agreements for its general operating and investment purposes and certain of its investment vehicles borrow to meet financing needs of their operating and investing activities.

Debt obligations as of September 30, 2013 and December 31, 2012 were $2,027,116 and $1,123,414, respectively, which consist of the following:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Senior Notes
2020 Senior Notes - KKR Issued 6.375% Notes Due 9/29/2020, $500 Million Principal Amount	$498,544	$575,000	$498,388	$579,200
2043 Senior Notes - KKR Issued 5.500% Notes Due 2/1/2043, $500 Million Principal Amount	494,407	422,550	—	—
	$992,951	$997,550	$498,388	$579,200

(a)                  Fair value is determined by third party broker quotes and these notes are classified as Level II within the fair value hierarchy.

	September 30, 2013		December 31, 2012
	Outstanding	Available	Outstanding	Available
Investment Financing Arrangements (a)
Investment Financing Arrangements (b) (c)	$1,034,165	$353,640	$625,026	$377,055

(a)                  Certain of KKR’s investment vehicles have entered into financing arrangements with major financial institutions, generally in connection with specific investments with the objective of enhancing returns or to provide liquidity to such vehicles. These financing arrangements are generally not direct obligations of the general partners of KKR’s investment vehicles or its management companies.

(b)                  Weighted average interest rate is 2.80% and 3.09% as of September 30, 2013 and December 31, 2012.

(c)                   Weighted average years to maturity is 2.0 years and 3.2 years as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Outstanding	Available	Outstanding	Available
Revolving Credit Arrangements
Revolving Credit Arrangements	$—	$1,250,000	$—	$1,250,000

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

Investment Financing Arrangements

Special Situations Credit Agreement

In March 2013, a KKR investment vehicle entered into a $75.0 million multi-currency three-year borrowing base revolving credit facility that bears interest at LIBOR plus 1.60% (the “Special Situations Investment Credit Agreement”).  During the year, KKR increased the credit facility to $175.0 million.  As of September 30, 2013, there were $97.6 million of borrowings outstanding and the  interest rate on the borrowings outstanding was 1.8% under the Special Situations Investment Credit Agreement.  This financing arrangement is non-recourse to KKR beyond the specific capital commitments pledged as collateral.

Real Estate Partners Americas Credit Agreement

In July 2013, KKR investment vehicles entered into a $150.0 million multi-currency four-year borrowing base revolving credit facility (the “Real Estate Partners Credit Agreement”). KKR may request to increase the borrowing capacity of the credit facility up to $300.0 million subject to availability of sufficient capital commitments of the investment vehicles. The per annum rate of interest for each borrowing under the Real Estate Partners Credit Agreement is LIBOR plus 1.60%. As of September 30, 2013, there were $58.2 million of borrowings outstanding and the interest rate on the borrowings outstanding was 1.8%. This financing arrangement is non-recourse to KKR beyond the specific assets and capital commitments pledged as collateral.

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

The effective tax rate was 0.35% and 0.46% for the three months ended September 30, 2013 and 2012, respectively and 0.55% and 0.57% for the nine months ended September 30, 2013 and 2012. The effective tax rate differs from the statutory rate for the three and nine months ended September 30, 2013 and 2012, primarily due to the following: (a) a substantial portion of the reported net income (loss) before taxes is attributable to noncontrolling interests held in consolidated entities or KKR Holdings, (b) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain subsidiaries that are not subject to U.S. federal, state or local income taxes and/or non- U.S. taxes, and (c) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and nine month period ending September 30, 2013, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
KKR Holdings Principal Awards	$33,740	$68,309	$85,309	$202,977
KKR Holdings Restricted Equity Units	765	4,346	3,173	8,650
Equity Incentive Plan Units	31,227	17,366	84,581	47,678
Discretionary Compensation	19,483	32,136	74,120	70,732
Total	$85,215	$122,157	$247,183	$330,037

KKR Holdings Equity Awards—Principal Awards

KKR principals and certain non-employee consultants and service providers received grants of KKR Holdings units (“Principal Awards”) which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of September 30, 2013, KKR Holdings owned approximately 58.7%, or 404,744,018, of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 404,744,018 KKR Holdings units have been legally allocated, but the allocation of 30,556,806 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

As of September 30, 2013, there was approximately $66.7 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested Principal Awards. That cost is expected to be recognized over a weighted-average period of 0.7 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of unvested Principal Awards from January 1, 2013 through September 30, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	64,569,667	$7.42
Granted	1,761,382	12.07
Vested	(1,302,727)	11.50
Forfeited	(2,809,918)	7.18
Balance, September 30, 2013	62,218,404	$7.48

The weighted average remaining vesting period over which unvested units are expected to vest is 0.6 years.

The following table summarizes the remaining vesting tranches of Principal Awards:

Vesting Date	Units
October 1, 2013	27,928,684
April 1, 2014	1,244,528
October 1, 2014	27,959,323
April 1, 2015	1,244,581
October 1, 2015	2,281,657
April 1, 2016	82,429
October 1, 2016	1,320,909
April 1, 2017	30,000
October 1, 2017	111,293
April 1, 2018	15,000
62,218,404

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

As of September 30, 2013, there was approximately $1.8 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 0.6 years, using the graded attribution method, which treats each vesting portion as a separate award.

A summary of the status of unvested Holdings REU Awards from January 1, 2013 through September 30, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	1,064,712	$12.03
Granted	—	—
Vested	(200,341)	13.72
Forfeited	(23,578)	14.20
Balance, September 30, 2013	840,793	$11.57

The weighted average remaining vesting period over which unvested units are expected to vest is 0.7 years.

A summary of the remaining vesting tranches of Holdings REU Awards is presented below:

Vesting Date	Units
October 1, 2013	259,411
April 1, 2014	164,579
October 1, 2014	252,751
April 1, 2015	138,521
October 1, 2015	25,531
840,793

KKR & Co. L.P. 2010 Equity Incentive Plan

Under the Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of September 30, 2013, equity awards relating to 33,625,057 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan and are subject to service based vesting, which vest generally over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these recipients are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

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

As of September 30, 2013, there was approximately $184.3 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized over a weighted average period of 1.3 years, using the straight line method.

A summary of the status of awards granted under the Equity Incentive Plan from January 1, 2013 through September 30, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	17,920,926	$9.11
Granted	11,646,952	12.08
Vested	(2,953,853)	11.32
Forfeited	(671,715)	9.61
Balance, September 30, 2013	25,942,310	$10.18

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.5 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2013	3,759,732
April 1, 2014	4,550,214
October 1, 2014	4,324,538
April 1, 2015	4,381,402
October 1, 2015	3,347,091
April 1, 2016	2,160,645
October 1, 2016	2,121,415
April 1, 2017	84,189
October 1, 2017	480,987
April 1, 2018	6,917
October 1, 2018	725,180
25,942,310

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

11. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	September 30, 2013	December 31, 2012
Due from Related Entities	$67,444	$73,357
Due from Portfolio Companies	66,302	48,828
Due from Affiliates	$133,746	$122,185

	September 30, 2013	December 31, 2012
Due to KKR Holdings in Connection with the Tax Receivable Agreement	$96,772	$70,375
Due to Related Entities	—	2,455
Due to Affiliates	$96,772	$72,830

KFN

KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol “KFN.” KFN is managed by KKR but is not consolidated by KKR. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of September 30, 2013 and December 31, 2012, KFN had consolidated assets of $8.5 billion and $8.4 billion, respectively, and shareholders’ equity of $2.5 billion and $1.8 billion, respectively. There were no shares of KFN held by KKR as of September 30, 2013. Shares of KFN held by KKR represented less than 0.1% of KFN’s outstanding shares as of December 31, 2012. If KKR were to exercise all of its outstanding vested options, KKR’s ownership interest in KFN would be 0.30% and 0.35% of KFN’s outstanding shares as of September 30, 2013 and December 31, 2012, respectively.

Discretionary Investments

Certain of KKR’s investment professionals, including its principals and other qualifying personnel, are permitted to invest, and have invested, their own capital in side-by-side investments with KKR’s investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable investment vehicle, except that the side-by-side investments are not subject to management fees, incentive fees or a carried interest. The cash invested by these individuals aggregated $96.0 million and $16.5 million for the three months ended September 30, 2013 and 2012, respectively and $226.4 million and $71.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Aircraft and Other Services

Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $0.9 million and $0.7 million for the use of these aircraft for the three months ended September 30, 2013 and 2012, respectively and $2.3 million and $3.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Facilities

Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other Senior Principals who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR’s Menlo Park location. Payments made to this partnership were $1.8 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively and $5.4 million and $5.1 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Public Markets

Through the Public Markets segment, KKR manages KKR Financial Holdings LLC, or KFN, which is a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending and (iv) hedge funds solutions. These funds, vehicles and accounts, including four investment companies registered under the 1940 Act, are managed by KKR Asset Management LLC, or KAM, and Prisma Capital Partners LP, or Prisma. Both KAM and Prisma are SEC registered investment advisers.

Capital Markets and Principal Activities

The Capital Markets and Principal Activities segment combines KKR’s principal assets with its global capital markets business. KKR’s capital markets business supports the firm, its portfolio companies and select third parties by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. KKR’s capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. KKR’s principal asset base primarily includes investments in its private equity and real asset funds, co-investments in certain portfolio companies of such private equity funds, general partner interests in various KKR-sponsored investment funds, and other principal assets.

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

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended September 30, 2013:

	As of and for the Three Months Ended September 30, 2013
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$119,410	$53,835	$—	$173,245
Incentive fees	—	1,225	—	1,225
Management and incentive fees	119,410	55,060	—	174,470

Monitoring and transaction fees:
Monitoring fees	33,010	—	—	33,010
Transaction fees	54,968	20,534	53,625	129,127
Fee credits (1)	(46,597)	(15,185)	—	(61,782)
Net monitoring and transaction fees	41,381	5,349	53,625	100,355
Total fees	160,791	60,409	53,625	274,825

Expenses
Compensation and benefits	65,400	18,606	8,223	92,229
Occupancy and related charges	13,367	1,906	401	15,674
Other operating expenses	37,586	19,670	3,628	60,884
Total expenses	116,353	40,182	12,252	168,787
Fee related earnings	44,438	20,227	41,373	106,038

Investment income (loss)
Realized carried interest	81,532	—	—	81,532
Unrealized carried interest	263,982	14,022	—	278,004
Gross carried interest	345,514	14,022	—	359,536
Less: Allocation to KKR carry pool (2)	(139,903)	(5,609)	—	(145,512)
Less: Management fee refunds (3)	(7,767)	—	—	(7,767)
Net carried interest	197,844	8,413	—	206,257
Other investment income (loss)	3,357	(4)	300,119	303,472
Total investment income (loss)	201,201	8,409	300,119	509,729

Income (loss) before noncontrolling interests in income of consolidated entities	245,639	28,636	341,492	615,767
Income (loss) attributable to noncontrolling interests (4)	433	202	1,385	2,020

Economic net income (loss)	$245,206	$28,434	$340,107	$613,747

Total Assets	$1,456,008	$382,423	$6,676,613	$8,515,044

Book Value	$1,311,513	$330,073	$5,566,162	$7,207,748

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

(3)                           Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2013, carried interest earned was sufficient to cover 20% of the cash management fees earned. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)                           Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s capital markets and principal activities segment.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended September 30, 2013:

	As of and for the Three Months Ended September 30, 2013
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$274,825	$(54,797)	$220,028
Expenses(b)	$168,787	$286,708	$455,495
Investment income (loss)(c)	$509,729	$1,931,536	$2,441,265
Income (loss) before taxes	$615,767	$1,590,031	$2,205,798
Income (loss) attributable to redeemable noncontrolling interests	$—	$9,169	$9,169
Income (loss) attributable to noncontrolling interests	$2,020	$1,982,225	$1,984,245
Total Assets(d)	$8,515,044	$39,645,007	$48,160,051
Book Value (e)	$7,207,748	$(4,712,655)	$2,495,093

(a)               The fees adjustment primarily represents (i) the elimination of management fees of $127,458 upon consolidation of KKR’s funds and vehicles, (ii) the elimination of Fee Credits of $48,641 upon consolidation of the KKR funds and vehicles, (iii) inclusion of reimbursable expenses of $10,145 and (iv) other adjustments of $13,875.

(b)               The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $85,215, (ii) allocations to the carry pool of $145,512, (iii) a gross up of reimbursable expenses of $15,516, (iv) operating expenses of $22,706 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and vehicles and other entities, (v) inclusion of certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income of $2,807 and (vi) other adjustments of $14,952.

(c)                The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $1,775,450 attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles, (ii) exclusion of allocations to the carry pool of $145,512, (iii) exclusion of management fee refunds of $7,767 and (iv) exclusion of certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income of $2,807.

(d)               Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles.

(e)                The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,796,218 and the equity impact of KKR Management Holdings Corp. equity and other of $83,563.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended September 30, 2013
Net income (loss) attributable to KKR & Co. L.P.	$204,740
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	300,169
Plus: Equity based compensation	85,215
Plus: Amortization of intangibles and other, net	15,979
Plus: Income taxes	7,644
Economic net income (loss)	613,747
Plus: Income attributable to segment noncontrolling interests	2,020
Less: Investment income (loss)	509,729
Fee related earnings	$106,038

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended September 30, 2012:

	As of and for the Three Months Ended September 30, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$105,035	$21,448	$—	$126,483
Incentive fees	—	17,768	—	17,768
Management and incentive fees	105,035	39,216	—	144,251

Monitoring and transaction fees:
Monitoring fees	29,969	—	—	29,969
Transaction fees	32,788	8,780	33,696	75,264
Fee credits (1)	(26,293)	(5,414)	—	(31,707)
Net monitoring and transaction fees	36,464	3,366	33,696	73,526
Total fees	141,499	42,582	33,696	217,777

Expenses
Compensation and benefits	48,905	13,997	8,438	71,340
Occupancy and related charges	12,049	1,343	213	13,605
Other operating expenses	35,885	3,897	2,346	42,128
Total expenses	96,839	19,237	10,997	127,073
Fee related earnings	44,660	23,345	22,699	90,704

Investment income (loss)
Realized carried interest	166,908	—	—	166,908
Unrealized carried interest	224,260	19,568	—	243,828
Gross carried interest	391,168	19,568	—	410,736
Less: Allocation to KKR carry pool (2)	(161,805)	(7,828)	—	(169,633)
Less: Management fee refunds (3)	(61,499)	—	—	(61,499)
Net carried interest	167,864	11,740	—	179,604
Other investment income (loss)	1,779	25	239,072	240,876
Total investment income (loss)	169,643	11,765	239,072	420,480

Income (loss) before noncontrolling interests in income of consolidated entities	214,303	35,110	261,771	511,184
Income (loss) attributable to noncontrolling interests (4)	444	233	633	1,310

Economic net income (loss)	$213,859	$34,877	$261,138	$509,874

Total Assets	$1,228,471	$112,664	$6,246,123	$7,587,258

Book Value	$1,104,611	$82,820	$5,707,350	$6,894,781

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

(3)                     Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2012, carried interest earned was sufficient to cover 20% of the cash management fees earned. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)                     Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s capital markets and principal activities segment.

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

(a)                The fees adjustment primarily represents (i) the elimination of management fees of $105,413 upon consolidation of KKR’s funds and vehicles, (ii) the elimination of Fee Credits of $30,611 upon consolidation of KKR’s funds and vehicles, (iii) inclusion of reimbursable expenses of $8,783 and (iv) other adjustments of $10,396.

(b)                The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $122,157, (ii) allocations to the carry pool of $169,633, (iii) a gross up of reimbursable expenses of $11,221, (iv) operating expenses of $13,492 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and vehicles and other entities and (v) other adjustments of $2,943.

(c)                 The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $1,745,151 attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles, (ii) exclusion of allocations to the carry pool of $169,633, and (iii) exclusion of management fee refunds of $61,499.

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

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended September 30, 2012
Net income (loss) attributable to KKR & Co. L.P.	$127,411
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	249,460
Plus: Equity based compensation	122,157
Plus: Amortization of intangibles and other, net	1,234
Plus: Income taxes	9,612
Economic net income (loss)	509,874
Plus: Income attributable to segment noncontrolling interests	1,310
Less: Investment income (loss)	420,480
Fee related earnings	$90,704

The following table presents the financial data for KKR’s reportable segments as of and for the nine months ended September 30, 2013:

	As of and for the Nine Months Ended September 30, 2013
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$340,715	$149,669	$—	$490,384
Incentive fees	—	35,664	—	35,664
Management and incentive fees	340,715	185,333	—	526,048

Monitoring and transaction fees:
Monitoring fees	93,985	—	—	93,985
Transaction fees	96,611	30,883	104,717	232,211
Fee credits (1)	(97,153)	(22,445)	—	(119,598)
Net monitoring and transaction fees	93,443	8,438	104,717	206,598
Total fees	434,158	193,771	104,717	732,646

Expenses
Compensation and benefits	164,917	60,296	22,614	247,827
Occupancy and related charges	35,935	5,063	1,065	42,063
Other operating expenses	105,516	36,643	8,382	150,541
Total expenses	306,368	102,002	32,061	440,431
Fee related earnings	127,790	91,769	72,656	292,215

Investment income (loss)
Realized carried interest	439,527	—	—	439,527
Unrealized carried interest	361,972	45,212	—	407,184
Gross carried interest	801,499	45,212	—	846,711
Less: Allocation to KKR carry pool (2)	(323,467)	(18,085)	—	(341,552)
Less: Management fee refunds (3)	(21,718)	—	—	(21,718)
Net carried interest	456,314	27,127	—	483,441
Other investment income (loss)	1,073	80	633,567	634,720
Total investment income (loss)	457,387	27,207	633,567	1,118,161

Income (loss) before noncontrolling interests in income of consolidated entities	585,177	118,976	706,223	1,410,376
Income (loss) attributable to noncontrolling interests (4)	1,242	935	2,267	4,444

Economic net income (loss)	$583,935	$118,041	$703,956	$1,405,932

Total Assets	$1,456,008	$382,423	$6,676,613	$8,515,044

Book Value	$1,311,513	$330,073	$5,566,162	$7,207,748

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

(3)                     Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2013, carried interest earned was sufficient to cover 20% of the cash management fees earned. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)                     Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s capital markets and principal activities segment.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the nine months ended September 30, 2013:

	As of and for the Nine Months Ended September 30, 2013
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$732,646	$(195,002)	$537,644
Expenses(b)	$440,431	$746,416	$1,186,847
Investment income (loss)(c)	$1,118,161	$4,130,165	$5,248,326
Income (loss) before taxes	$1,410,376	$3,188,747	$4,599,123
Income (loss) attributable to redeemable noncontrolling interests	$—	$25,992	$25,992
Income (loss) attributable to noncontrolling interests	$4,444	$4,129,849	$4,134,293
Total Assets(d)	$8,515,044	$39,645,007	$48,160,051
Book Value (e)	$7,207,748	$(4,712,655)	$2,495,093

(a)                     The fees adjustment primarily represents (i) the elimination of management fees of $357,607 upon consolidation of KKR’s funds and vehicles, (ii) the elimination of Fee Credits of $103,070 upon consolidation of KKR’s funds and vehicles, (iii) inclusion of reimbursable expenses of $25,586 and (iv) other adjustments of $33,949.

(b)                     The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $247,183, (ii) allocations to the carry pool of $341,552, (iii) a gross up of reimbursable expenses of $35,029 (iv) operating expenses of $57,997 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and vehicles and other entities, (v) inclusion of certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income of $5,512 and (vi) other adjustments of $59,143.

(c)                      The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $3,761,383 attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles, (ii) exclusion of allocations to the carry pool of $341,552, (iii) exclusion of management fee refunds of $21,718 and (iv) exclusion of certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income of $5,512.

(d)                     Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles.

(e)                      The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $4,796,218 and the equity impact of KKR Management Holdings Corp. equity and other of $83,563.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Nine Months Ended September 30, 2013
Net income (loss) attributable to KKR & Co. L.P.	$413,313
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	662,387
Plus: Equity based compensation	247,183
Plus: Amortization of intangibles and other, net	57,524
Plus: Income taxes	25,525
Economic net income (loss)	1,405,932
Plus: Income attributable to segment noncontrolling interests	4,444
Less: Investment income (loss)	1,118,161
Fee related earnings	$292,215

The following table presents the financial data for KKR’s reportable segments as of and for the nine months ended September 30, 2012:

	As of and for the Nine Months Ended September 30, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$319,117	$65,635	$—	$384,752
Incentive fees	—	31,495	—	31,495
Management and incentive fees	319,117	97,130	—	416,247

Monitoring and transaction fees:
Monitoring fees	83,577	—	—	83,577
Transaction fees	55,223	12,521	95,524	163,268
Fee credits (1)	(59,641)	(8,098)	—	(67,739)
Net monitoring and transaction fees	79,159	4,423	95,524	179,106
Total fees	398,276	101,553	95,524	595,353

Expenses
Compensation and benefits	139,382	34,608	22,820	196,810
Occupancy and related charges	36,487	4,127	691	41,305
Other operating expenses	103,790	11,754	7,862	123,406
Total expenses	279,659	50,489	31,373	361,521
Fee related earnings	118,617	51,064	64,151	233,832

Investment income (loss)
Realized carried interest	307,387	—	—	307,387
Unrealized carried interest	830,072	25,515	—	855,587
Gross carried interest	1,137,459	25,515	—	1,162,974
Less: Allocation to KKR carry pool (2)	(463,485)	(10,207)	—	(473,692)
Less: Management fee refunds (3)	(135,011)	—	—	(135,011)
Net carried interest	538,963	15,308	—	554,271
Other investment income (loss)	(559)	(10)	1,001,455	1,000,886
Total investment income (loss)	538,404	15,298	1,001,455	1,555,157

Income (loss) before noncontrolling interests in income of consolidated entities	657,021	66,362	1,065,606	1,788,989
Income (loss) attributable to noncontrolling interests (4)	3,098	787	1,913	5,798

Economic net income (loss)	$653,923	$65,575	$1,063,693	$1,783,191

Total Assets	$1,228,471	$112,664	$6,246,123	$7,587,258

Book Value	$1,104,611	$82,820	$5,707,350	$6,894,781

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

(3)                     Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2012, carried interest earned was sufficient to cover 20% of the cash management fees earned. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)                     Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s capital markets and principal activities segment.

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

(a)                           The fees adjustment primarily represents (i) the elimination of management fees of $322,911 upon consolidation of KKR’s funds and vehicles, (ii) the elimination of Fee Credits of $65,761 upon consolidation of KKR’s funds and vehicles, (iii) inclusion of reimbursable expenses of $17,369 and (iv) other adjustments of $35,249.

(b)                           The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $330,037, (ii) allocations to the carry pool of $473,692, (iii) a gross up of reimbursable expenses of $25,096, (iv) operating expenses of $39,102 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and vehicles and other entities and (v) other adjustments of $11,068.

(c)                            The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $5,303,516 attributable to noncontrolling interests upon consolidation of KKR’s funds and vehicles, (ii) exclusion of allocations to the carry pool of $473,692, and (iii) exclusion of management fee refunds of $135,011.

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

13. ACQUISITIONS

Prisma Capital Partners

On October 1, 2012, KKR acquired all of the equity interests of Prisma Capital Partners LP and its affiliates (“Prisma”). Prisma is a provider of customized hedge fund solutions mainly through the management of funds of hedge fund portfolios. The addition of Prisma provides KKR with a funds of hedge fund strategy and a greater presence in the hedge funds space, from which KKR can create and offer more liquid products for KKR’s fund investors.

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

As of September 30, 2013, the fair value of the contingent consideration was estimated to be $93.4 million and is recorded as a liability within Accounts Payable, Accrued Expenses and Other Liabilities in the condensed consolidated statements of financial condition. The fair value of the contingent consideration was derived using Level III inputs. This amount was determined based on the present value of a range of undiscounted cash flows of $0 to $155.0 million in each of 2014 and 2017, using a discount rate ranging from 2.1% to 3.1%, after applying probability, risk-weighting, and other adjustments that KKR has determined to be applicable.

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition. The carrying value of goodwill was $89.0 million as of September 30, 2013 and December 31, 2012 and is recorded within Other Assets on the condensed consolidated statements of financial condition. This goodwill has been allocated entirely to the Public Markets segment. As of September 30, 2013, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	September 30, 2013	December 31, 2012
Finite — Lived Intangible Assets	$218,886	$218,886
Accumulated Amortization	(36,357)	(21,402)
Intangible Assets, Net	$182,529	$197,484

Changes in Intangible Assets, Net consists of the following:

	September 30, 2013	December 31, 2012
Balance, Beginning of Year	$197,484	$24,310
Acquisitions	—	181,000
Amortization Expense	(14,955)	(7,826)
Intangible Assets, Net	$182,529	$197,484

15. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s investment or financing strategies. KKR is in compliance with its debt covenants in all material respects.

Investment Commitments

As of September 30, 2013, KKR had unfunded commitments consisting of (i) $1,164.5 million to its active private equity and other investment vehicles, and (ii) $478.0 million in connection with commitments by KKR’s capital markets business and certain other investment commitments. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry - paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, natural resources, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of September 30, 2013, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2013 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,241.5 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to KKR in the KPE Transaction also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of September 30, 2013, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $574.8 million as of September 30, 2013.

Prior to the KPE Transaction, certain KKR principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. As of September 30, 2013, no amounts are due with respect to the clawback obligation required to be funded by KKR principals who do not hold direct controlling economic interests in the KKR Group Partnerships. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and KKR’s principals who participate in the carry pool.  Unlike the clawback obligation, KKR will be responsible for amounts due under a net loss sharing obligation and will indemnify KKR’s principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

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

KKR establishes an accrued liability for litigation, regulatory and other matters only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. For one or more of the matters described above for which a loss is both probable and reasonably estimable, KKR has estimated the aggregate amount of losses attributable to KKR to be approximately $32.5 million. KKR believes such losses may be, in part, subject to insurance and/or indemnity, which KKR believes may reduce any ultimate loss. This estimate is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

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

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At September 30, 2013, approximately $89.9 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

17. SUBSEQUENT EVENTS

Distribution

A distribution of $0.23 per KKR & Co. L.P. common unit was announced on October 24, 2013, and will be paid on November 19, 2013 to unitholders of record as of the close of business on November 4, 2013. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Acquisition

On October 18, 2013, KKR announced a transaction to acquire Avoca Capital (Unlimited) and its affiliates (“Avoca”), a European credit investment manager with approximately $8 billion in assets under management as of September 30, 2013. The transaction, which is subject to customary regulatory approvals, is expected to close in the first quarter of 2014. The purchase price payable by KKR at closing will include cash and KKR & Co. L.P. common units and/or securities or other obligations representing the right to receive KKR & Co. L.P. common units.

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

Overview

Led by Henry Kravis and George Roberts, we are a leading global investment firm with $90.2 billion in AUM as of September 30, 2013 and a 37-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our fund investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and other third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 225 private equity investments in portfolio companies with a total transaction value in excess of $480 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as fixed income, equity strategies, hedge fund solutions, capital markets, infrastructure, natural resources and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on servicing our existing fund investors and have increased our investment in developing relationships with new investors in our funds.

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

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and source investments in real assets, like infrastructure, natural resources and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of September 30, 2013, the segment had $59.7 billion of AUM and our actively investing funds included geographically differentiated investment funds and vehicles. As of September 30, 2013, FPAUM in the Private Markets segment was $49.9 billion, consisting of $41.3 billion in private equity funds and $8.6 billion of FPAUM in real asset funds (including infrastructure, natural resources and real estate) and various co-investment vehicles. Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of September 30, 2013 relating to our current private equity funds and other Private Markets investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after September 30, 2013.

	Investment Period (1)		Amount
Private Markets	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Equity Funds
Asian Fund II	4/2013	4/2019	$5,825.0	$5,825.0	1.3%	$—	$—	$—	$—
North America Fund XI	9/2012	9/2018	8,030.4	6,316.2	3.1%	1,714.2	3.9	1,714.2	1,774.5
China Growth Fund	11/2010	11/2016	1,010.0	692.4	1.0%	317.6	32.6	300.1	388.8
E2 Investors (Annex Fund)	8/2009	11/2013	347.9	152.1	4.3%	195.8	—	195.8	395.1
European Fund III	3/2008	3/2014	6,108.1	1,599.4	4.6%	4,508.7	653.5	4,151.3	5,154.1
Asian Fund	7/2007	4/2013	3,983.2	243.3	2.5%	3,739.9	1,663.1	2,869.9	4,763.2
2006 Fund	9/2006	9/2012	17,642.2	1,255.5	2.1%	16,386.7	10,874.8	9,914.7	14,627.2
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	3,245.1	3,120.4	4,636.4
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	9,502.7	2,084.1	3,500.4
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,720.0	—	51.8
Total Private Equity Funds			57,783.0	16,083.9		41,699.1	34,695.7	24,350.5	35,291.5

Co-Investment Vehicles	Various	Various	3,137.9	1,083.1	Various	2,054.8	2,436.9	1,413.3	1,837.7
Total Private Equity			60,920.9	17,167.0		43,753.9	37,132.6	25,763.8	37,129.2

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,413.5	1,413.5	17.9%	—	—	—	—
Natural Resources Fund	Various	Various	1,072.3	499.4	Various	572.9	67.3	525.5	329.6
Global Energy Opportunities	Various	Various	861.0	734.4	Various	126.6	—	126.6	121.9
Infrastructure Fund	Various	Various	1,042.0	498.0	4.8%	544.0	9.0	544.0	583.2
Infrastructure Co-Investments	Various	Various	1,356.2	251.7	Various	1,104.5	208.7	1,104.5	1,337.6
Real Estate Partners Americas	5/2013	(4)	694.0	539.8	29%	154.2	—	154.2	196.0
Real Assets			6,439.0	3,936.8		2,502.2	285.0	2,454.8	2,568.3

Private Markets Total			$67,359.9	$21,103.8		$46,256.1	$37,417.6	$28,218.6	$39,697.5

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

(2)                          The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on September 30, 2013, in the case of unfunded commitments.

(3)                          The remaining cost represents fund investors’ initial investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)                         Third anniversary of final close which has yet to occur.

The tables below present information as of September 30, 2013 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since September 30, 2013 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

								Multiple of
	Amount		Fair Value of Investments			Gross		Invested
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized	Total Value	IRR*	Net IRR*	Capital**
		($ in Millions)
Total Investments
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,720.0	51.8	8,771.8	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	9,502.7	3,500.4	13,003.1	22.3%	16.2%	2.2
European Fund II (2005) (2)	5,750.8	5,750.8	3,245.1	4,636.4	7,881.5	5.7%	4.0%	1.4
2006 Fund (2006)	17,642.2	16,386.7	10,874.8	14,627.2	25,502.0	10.3%	7.6%	1.6
Asian Fund (2007)	3,983.2	3,739.9	1,663.1	4,763.2	6,426.3	18.5%	12.7%	1.7
European Fund III (2008) (2)	6,108.1	4,508.7	653.5	5,154.1	5,807.6	11.7%	5.7%	1.3
E2 Investors (Annex Fund) (2009) (2)	347.9	195.8	—	395.1	395.1	27.9%	23.1%	2.0
China Growth Fund (2010) (3)	1,010.0	317.6	32.6	388.8	421.4	N/A	N/A	N/A
Natural Resources Fund (2010) (3)	1,072.3	572.9	67.3	329.6	396.9	N/A	N/A	N/A
Infrastructure Fund (2011) (3)	1,042.0	544.0	9.0	583.2	592.2	N/A	N/A	N/A
North America Fund XI (2012) (3)	8,030.4	1,714.2	3.9	1,774.5	1,778.4	N/A	N/A	N/A
Asian Fund II (2013) (3)	5,825.0	—	—	—	—	N/A	N/A	N/A
Real Estate Partners Americas (2013) (3)	694.0	154.2	—	196.0	196.0	N/A	N/A	N/A
Energy Income and Growth Fund (2013) (3)	1,413.5	—	—	—	—	N/A	N/A	N/A
Subtotal - Included Funds	62,004.8	42,970.2	34,772.0	36,400.3	71,172.3	15.0%	10.7%	1.7

All Funds	$78,479.3	$59,444.7	$85,041.3	$36,400.3	$121,441.6	25.7%	19.0%	2.0

Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	2,681.1	8,720.0	51.8	8,771.8	29.7%	25.9%	3.3
Millennium Fund (2002)	6,000.0	4,093.0	9,094.0	2,114.5	11,208.5	37.8%	29.1%	2.7
European Fund II (2005) (2)	5,750.8	2,809.1	3,180.3	1,953.0	5,133.3	11.6%	10.1%	1.8
2006 Fund (2006)	17,642.2	4,424.4	10,602.2	3,188.3	13,790.5	26.9%	24.4%	3.1
Asian Fund (2007)	3,983.2	795.8	1,659.7	392.5	2,052.2	26.6%	23.4%	2.6
European Fund III (2008) (2)	6,108.1	230.9	409.7	—	409.7	23.4%	21.9%	1.8
E2 Investors (Annex Fund) (2009) (2) (4)	347.9	—	—	—	—	—	—	—
China Growth Fund (2010)	1,010.0	17.5	28.5	—	28.5	33.5%	33.5%	1.6
Natural Resources Fund (2010) (4)	1,072.3	—	—	—	—	—	—	—
Infrastructure Fund (2011) (4)	1,042.0	—	—	—	—	—	—	—
North America Fund XI (2012) (4)	8,030.4	—	—	—	—	—	—	—
Asian Fund II (2013) (4)	5,825.0	—	—	—	—	—	—	—
Real Estate Partners Americas (2013) (4)	694.0	—	—	—	—	—	—	—
Energy Income and Growth Fund (2013) (4)	1,413.5	—	—	—	—	—	—	—
Subtotal - Included Funds	62,004.8	15,051.8	33,694.4	7,700.1	41,394.5	27.9%	23.6%	2.8

All Realized/Partially Realized Investments	$78,479.3	$31,526.3	$83,963.7	$7,700.1	$91,663.8	26.1%	21.3%	2.9

(1)                      These funds were not contributed to KKR as part of the KPE Transaction.

(2)                      The capital commitments of the European Fund, the European Fund II, the European Fund III and the E2 Investors (Annex Fund) include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,842.6 million and €103.7 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2013 in the case of unfunded commitments.

(3)                      The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to September 30, 2013. None of the China Growth Fund, Natural Resources Fund, Infrastructure Fund, North America Fund XI, Asian Fund II, Real Estate Partners America or Energy Income and Growth Fund have invested for at least 36 months as of September 30, 2013. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)                      Investments are considered partially realized when realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. None of the E2 Investors (Annex Fund), Natural Resources Fund, Infrastructure Fund, North America Fund XI, Asian Fund II, Real Estate Partners America or Energy Income and Growth Fund have realized a material portion of invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Public Markets

Through the Public Markets segment, we manage KKR Financial Holdings LLC, or KFN, which is a specialty finance company, as well as a number of investment funds, structured finance vehicles and separately managed accounts that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds, (ii) liquid long/short equity strategies, (iii) alternative credit strategies such as mezzanine investments, special situations investments and direct senior lending and (iv) hedge fund solutions. These funds, vehicles and accounts, including four investment companies registered under the Investment Company Act of 1940 (the “1940 Act”), are managed by KKR Asset Management LLC, or KAM, and Prisma Capital Partners LP, or Prisma. Both KAM and Prisma are SEC registered investment advisers. On January 23, 2013, we acquired a 24.9% interest in Nephila Capital Ltd. (“Nephila”), an investment manager focused on investing in natural catastrophe and weather risk.

We generally review our performance in the Public Markets segment by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. The following chart presents information regarding these leveraged loan and high yield bond strategies from inception to September 30, 2013. Past performance is no guarantee of future results.

(1)                                 The Benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the “S&P/LSTA Loan Index”) and the Bank of America Merrill Lynch High Yield Master II Index (the “BoAML HY Master II Index” and, together with the S&P/LSTA Loan Index, the “Indices”). The S&P/LSTA Loan Index is an index that comprises all loans that meet the inclusion criteria and that have marks from the LSTA/LPC mark-to-market service. The inclusion criteria consist of the following: (i) syndicated term loan instruments consisting of term loans (both amortizing and institutional), acquisition loans (after they are drawn down) and bridge loans; (ii) secured; (iii) U.S. dollar denominated; (iv) minimum term of one year at inception; and (v) minimum initial spread of LIBOR plus 1.25%. The BoAML HY Master II Index is a market value weighted index of below investment grade U.S. dollar denominated corporate bonds publicly issued in the U.S. domestic market. “Yankee” bonds (debt of foreign issuers issued in the U.S. domestic market) are included in the BoAML HY Master II Index provided that the issuer is domiciled in a country having investment grade foreign currency long-term debt rating. Qualifying bonds must have maturities of one year or more, a fixed coupon schedule and minimum outstanding of US$100 million. In addition, issuers having a credit rating lower than BBB3, but not in default, are also included. While the returns of KAM strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of the KAM strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations or expenses. It is not possible to invest directly in unmanaged indices.

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

In addition, for the period beginning in June 2004 through September 30, 2013, Prisma’s Low Volatility strategy, which consists of the majority of Prisma’s AUM and FPAUM, generated a net annualized return of 6.3%.

The table below presents information as of September 30, 2013 relating to our Public Markets vehicles:

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital

KFN	$2,224	$2,224	1.75%	25.00%	8.00%	Indefinite (1)
Leveraged Credit:
Leveraged Credit SMAs/Funds	4,975	4,975	0.50%-1.00%	N/A	N/A	Subject to redemptions
CLO’s	6,697	715	0.50%	N/A	N/A	10-14 Years (3)
Total Leveraged Credit	11,672	5,690
Alternative Credit (2)	4,422	3,847	0.75%-1.50% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (3)
Long/Short Funds	534	331	1.25%-1.50%	17.50-20.00%	N/A	Subject to redemptions
Hedge Fund Solutions	9,583	9,575	0.50%-1.50%	Various (5)	Various (5)	Subject to redemptions
Other:
Corporate Capital Trust (5)	1,938	1,938	1.00%	10.00%	7.00%	7 years (6)
Strategic Capital Funds (SCF) (7)	117	117	0.25%	N/A	N/A	In managed wind down
Total Other	2,055	2,055

Total	$30,490	$23,722

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

Capital Markets and Principal Activities

Our Capital Markets and Principal Activities segment combines KKR’s principal assets with our global capital markets business. Our capital markets business, which includes approximately 45 executives, supports our firm, our portfolio companies and select third-party clients by providing tailored capital markets advice and by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. Our capital markets services include arranging debt and equity financing for transactions, placing and underwriting securities offerings, structuring new investment products and providing capital markets services. When our capital markets business underwrites an offering of securities or a loan, it commits to buy and sell an issue of securities or principal amount of indebtedness, and earns fees by purchasing those securities or indebtedness at a discount. In a syndication, this business earns a fee for arranging transactions and placing securities or indebtedness. To allow us to carry out these activities, we are registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East.

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

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia-Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the success of the investments we make as well as our ability to exit these investments profitably and to make new investments.  While certain economies have experienced moderate expansion in 2013, the current global economic environment remains uncertain. Within Europe, there is a divergence between growth in Germany, and growth in other countries, which remain slow or negative.  Overall, Europe has experienced negative growth trends as sovereign debt concerns have affected consumer and business behavior which has pushed the region into recession.  Fiscal deficits and the levels of government debt in a number of European countries have led to substantial increases in sovereign borrowing costs, stresses in the European banking system, and associated reductions in the availability of credit and economic activity in the euro area. Ongoing austerity and deleveraging in the developed world are likely to persist in the near-term, which may lead to increased volatility in the global capital markets and pose downside risk to the economic outlook. While a number of policy actions have been taken which seek to address the European sovereign debt crisis, if one or more Eurozone members were to leave the Eurozone, the functioning of Europe’s single market currency could be undermined which would cause a deeper and more damaging impact on the global economy. Growth in Asian economies is mixed. For example, the rate of real gross domestic product growth in China remains lower compared to the pace of growth in prior years.   In addition, the new Chinese leadership has signaled that its reform agenda is more important than growth, and the regulatory and structural adjustments could further impair growth. The U.S. economy has returned to moderate growth in early 2013 following a slight contraction in the fourth quarter of 2012, but continues to be restrained by various headwinds. For example, while unemployment has declined, the unemployment rate remains elevated and consumer and business spending has been cautious. In the wake of recent fiscal tightening in the U.S., including the temporary U.S government shutdown, U.S. consumers could further retrench spending, and while central banks around the world adopt quantitative easing, the U.S. dollar could continue to appreciate, which could impact U.S. corporate profitability as well as curtail U.S. growth. The U.S. Federal Reserve has also signalled an upcoming shift in monetary policy and tapering of quantitative easing could cause interest rates to rise substantially which could affect our investments. In addition, foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar, and tapering and rising U.S. interest rates may negatively impact certain foreign currencies that depend upon foreign capital flows.  For example, the Japanese yen, Indian rupee and Australian dollar have depreciated 12.7%, 12.3% and 9.6% against the U.S. dollar, respectively year-to-date through September 30, 2013. Moreover, while as of October 29, 2013, our Private Markets business has invested or committed approximately $6.2 billion in new transaction activity for 2013 and beyond, exceeding the total Private Markets committed dollars invested for the full year 2012, levels of transaction activity are generally volatile, and reduced levels of transaction activity tend to result in a reduced amount of transaction fees and potential future investment gains.

In addition to economic conditions, global equity markets also have a substantial effect on our financial condition and results of operations, as equity prices, which have been and may continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value of our investments that do not have readily observable market prices. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains. For example, during the fourth quarter of 2013, we were able to complete a secondary sale of common shares of HCA, Inc. (NYSE: HCA).

Notwithstanding the trends described above, global equity markets rose during the quarter ended September 30, 2013, with the S&P 500 Index up 5.2% and the MSCI World Index up 8.3%. Volatility declined during the quarter ended September 30, 2013 as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, beginning the quarter at 16.9 and ending at 16.6 on September 30, 2013. The below-investment grade credit markets trailed the equity markets, with the S&P/LSTA Leveraged Loan Index up 1.2% and the BoAML HY Master II Index up 2.3% during the three months ended September 30, 2013, respectively.

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

Finally, conditions in commodity markets impact the performance of our portfolio companies in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors.  If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase or suffer from a decline in commodity prices. In particular, our Private Markets portfolio contains several real asset investments whose values are influenced by the price of natural gas and oil. The back-end of the forward curve of natural gas and oil prices remained fairly stable during the quarter ended September 30, 2013. While changes in such prices did not materially impact our oil and gas investments, in periods where such price increases or decreases are more significant, the valuations of these real asset investments would also generally increase or decrease, respectively. Furthermore, as we make additional investments in oil and gas companies and assets, the value of our portfolio may become increasingly sensitive to oil and gas prices.

Basis of Accounting

The consolidated financial statements, referred to hereafter as our “financial statements,” include the accounts of KKR’s management and capital markets companies, the general partners of certain unconsolidated funds, general partners of consolidated funds and their respective consolidated funds and certain other entities.

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of September 30, 2013, our Private Markets segment included 15 consolidated investment funds and 15 unconsolidated co-investment vehicles. Our Public Markets segment included 12 consolidated investment vehicles and 50 unconsolidated vehicles.

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

Key Financial Measures

Fees

Fees consist primarily of (i) monitoring fees from providing services to portfolio companies (ii) consulting and other fees earned by consolidated entities from providing advisory and other services, (iii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, and (iv) transaction fees earned in connection with successful investment transactions and from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

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

With respect to KKR’s active and future funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals and other professionals a portion of the carried interest earned as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. For the purpose of the discussion under “—Consolidated Results of Operations,” these amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation and benefits expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations. However, for the purposes of the discussion under “—Segment Analysis,” carry pool allocations are recorded as a component of Investment Income (Loss).

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

Fee Related Earnings (“FRE”)

Fee related earnings is comprised of segment operating revenues less segment operating expenses (other than certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income). This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan (“Equity Incentive Plan”); (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

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

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR’s liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR’s available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of September 30, 2013, we had cash and short-term investments on a segment basis of $1,901.0 million. Excluding $788.7 million of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of $1,112.3 million as of September 30, 2013.

Unaudited Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following table sets forth information regarding our results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	($ in thousands)
Revenues
Fees	$220,028	$162,154	$537,644	$390,821

Expenses
Compensation and Benefits	329,182	366,350	860,905	1,019,400
Occupancy and Related Charges	17,637	14,344	46,036	43,636
General, Administrative and Other	108,676	65,825	279,906	177,480
Total Expenses	455,495	446,519	1,186,847	1,240,516

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	2,230,401	2,308,613	4,598,755	6,997,166
Dividend Income	121,059	10,440	370,014	263,298
Interest Income	114,861	95,578	352,250	259,669
Interest Expense	(25,056)	(17,868)	(72,693)	(52,757)
Total Investment Income (Loss)	2,441,265	2,396,763	5,248,326	7,467,376

Income (Loss) Before Taxes	2,205,798	2,112,398	4,599,123	6,617,681

Income Taxes	7,644	9,612	25,525	37,777

Net Income (Loss)	2,198,154	2,102,786	4,573,598	6,579,904
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	9,169	9,994	25,992	18,551
Net Income (Loss) Attributable to Noncontrolling Interests	1,984,245	1,965,381	4,134,293	6,097,245
Net Income (Loss) Attributable to KKR & Co. L.P.	$204,740	$127,411	$413,313	$464,108

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Fees

Fees were $220.0 million for the three months ended September 30, 2013, an increase of $57.8 million, compared to fees of $162.2 million for the three months ended September 30, 2012. The net increase was primarily due to an increase in transaction fees of $31.2 million and an increase in management fees of $24.7 million, partially offset by a decrease in incentive fees of $17.3 million. The increase in transaction fees was primarily driven by an increase in the size and number of fee-generating investments completed during the three months ended September 30, 2013 in our Private Markets segment and to a lesser extent increased fees in our capital markets business. During the three months ended September 30, 2013, there were 10 transaction fee-generating investments with a total combined transaction value of approximately $7.1 billion compared to five transaction fee-generating investments with a total combined transaction value of approximately $0.6 billion during the three months ended September 30, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in incentive fees principally relates to a reduction in the amount of incentive fees received from KFN as a result of its investment performance.  KFN has already realized a substantial majority of the unrealized gains that were embedded in its bank loan and high yield portfolio, which have contributed in the past to its investment performance and KKR’s receipt of incentive fees from KFN.  Incentive fees from KFN are determined quarterly, and incentive fees from other KKR vehicles are typically determined for the twelve-month periods ending in the second and fourth quarters of the calendar year.  Whether an incentive fee from KFN and other KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result may vary significantly from period to period.

Expenses

Expenses were $455.5 million for the three months ended September 30, 2013, an increase of $9.0 million, compared to $446.5 million for the three months ended September 30, 2012. The increase was primarily due to an increase in general, administrative and other expenses of $42.9 million, partially offset by a net decrease in compensation and benefits of $37.2 million. The increase in other operating expenses was primarily due to the acquisition of Prisma, which was not part of the KKR platform during the nine months ended September 30, 2012, as well as a $9.7 million one-time expense incurred in our Public Markets business in connection with the launch of a closed end fund. The net decrease in compensation and benefits is due primarily to (i) lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition and (ii) lower carry pool allocations as a result of the recognition of a lower level of carried interest during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, partially offset by (iii) an increase in cash-based compensation as a result of the Prisma acquisition and increased headcount and (iv) higher equity-based compensation relating to additional equity grants under the Equity Incentive Plan.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $2.2 billion for the three months ended September 30, 2013, a decrease of $0.1 billion, compared to $2.3 billion for the three months ended September 30, 2012. The decrease was primarily driven by a lower level of net appreciation in our private equity portfolio in the current period when compared to the prior period. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	September 30,
	2013	2012
	($ in thousands)
Private Equity Investments	$2,319,468	$2,506,338
Other Net Gains (Losses) from Investment Activities	(89,067)	(197,725)
Net Gains (Losses) from Investment Activities	$2,230,401	$2,308,613

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

	Three Months Ended
	September 30,
	2013	2012
	($ in thousands)
Realized Gains	$768,698	$1,204,668
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(653,912)	(961,547)
Realized Losses	(75,766)	—
Unrealized Gains from Sales of Investments and Realization of Losses (b)	75,766	—
Unrealized Gains from Changes in Fair Value	2,333,295	2,822,263
Unrealized Losses from Changes in Fair Value	(128,613)	(559,046)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$2,319,468	$2,506,338

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

The most significant driver of net gains (losses) from investment activities for the three months ended September 30, 2013 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.6 billion, $0.5 billion and $0.4 billion in our 2006 Fund, European Fund II and European Fund III, respectively. Approximately 54% of the net change in value for the three months ended September 30, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in ProSiebenSat.1 Media AG (FRA: PSM), HCA, Inc. and NXP Semiconductors N.V. (NASDAQ: NXPI), partially offset by decreases relating to Magma Fincorp Ltd. (NSE: MAGMA). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH (healthcare sector), Academy Sports and Outdoors (retail sector) and Avincis Group (industrial sector). The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to BIS Industries Ltd. (industrial sector), MMI Holdings Limited (technology sector) and Dalmia Cement (industrial sector). The increased valuations of our private portfolio, in the aggregate, generally related to an increase in the value of market comparables and individual company performance and to a lesser extent changes in foreign exchange. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant driver of net gains (losses) from investment activities for the three months ended September 30, 2012 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.6 billion, $0.4 billion and $0.4 billion in our European Fund II, 2006 Fund and Asian Fund, respectively. Approximately 19% of the net change in value for the three months ended September 30, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., The Nielsen Company B.V. (NYSE: NLSN) and Jazz Pharmaceuticals, Inc. (NYSE: JAZZ), partially offset by decreases in Dollar General Corporation (NYSE: DG) and Seven West Media Ltd. (AX: SWM). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Oriental Brewery (consumer products sector) and KION Group GmbH (manufacturing sector), which were partially offset by unrealized losses on Samson Resources (energy sector),

China International Capital Corporation (financial services sector) and Aricent, Inc. (technology sector). The increased valuations are generally related to an increase in market comparables and individual company performance. The decreased valuations are generally related to an unfavorable business outlook.

Dividend Income

Dividend income was $121.1 million for the three months ended September 30, 2013, an increase of $110.7 million, compared to dividend income of $10.4 million for the three months ended September 30, 2012.  During the three months ended September 30, 2013, we received a dividend of $104.1 million from Visma (technology sector) and an aggregate of $17.0 million of dividends from other investments. During the three months ended September 30, 2012, we received dividends of $4.3 million from Rockwood Holdings, Inc. (NYSE: ROC) and an aggregate of $6.1 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

Interest income was $114.9 million for the three months ended September 30, 2013, an increase of $19.3 million, compared to $95.6 million for the three months ended September 30, 2012. The increase primarily reflects a net increase in the level of fixed income instruments in our Public Markets investment vehicles.

Interest Expense

Interest expense was $25.1 million for the three months ended September 30, 2013, an increase of $7.2 million, compared to $17.9 million for the three months ended September 30, 2012. The increase was primarily due to an increase in debt obligations in connection with the issuance of our 2043 Senior Notes on February 1, 2013.

Income (Loss) Before Taxes

Income before taxes was $2.2 billion for the three months ended September 30, 2013, an increase of $0.1 billion, compared to income before taxes of $2.1 billion for the three months ended September 30, 2012. The increase was driven by the increase in fees and the increase in investment income, partially offset by the increase in expenses, as described above.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests was $9.2 million for the three months ended September 30, 2013, a decrease of $0.8 million, compared to net income attributable to redeemable noncontrolling interests of $10.0 million for the three months ended September 30, 2012. The decrease primarily reflects a lower level of investment income in vehicles that allow for redemptions by their limited partners.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $2.0 billion for the three months ended September 30, 2013, unchanged from the three months ended September 30, 2012, primarily driven by the components of net gains (losses) from investment activities and dividends described above.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Fees

Fees were $537.6 million for the nine months ended September 30, 2013, an increase of $146.8 million, compared to fees of $390.8 million for the nine months ended September 30, 2012. The net increase was primarily due to an increase in management fees of $68.6 million, an increase in transaction fees of $40.8 million and an increase in gross monitoring fees of $10.4 million. The increase in management fees was primarily the result of the acquisition of Prisma as well as new capital raised primarily in our Public Markets segment. The increase in transaction fees was primarily driven by an increase in the size and number of fee-generating investments completed during the nine months ended September 30, 2013 in our Private Markets segment. During the nine months ended September 30, 2013, there were 22 transaction fee-generating investments with a total combined transaction value of approximately $10.4 billion compared to 12 transaction fee-generating investments with a total combined transaction value of approximately $2.5 billion during the nine months ended September 30, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in monitoring fees was primarily the result of a termination of a monitoring fee arrangement in connection with the sale of Intelligence Ltd. (services sector) of $4.8 million and an increase in recurring monitoring fees reflecting the acquisition of new portfolio companies and the disposition of other portfolio companies resulting in an increase in recurring monitoring fees. Termination payments may occur in the future, however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. During the nine months ended September 30, 2013, we had 46 portfolio companies that were paying an average monitoring fee of $1.9 million compared with 39 portfolio companies that were paying an average monitoring fee of $2.1 million during the nine months ended September 30, 2012.

Expenses

Expenses were $1,186.8 million for the nine months ended September 30, 2013, a decrease of $53.7 million, compared to $1,240.5 million for the nine months ended September 30, 2012. The decrease was primarily due to a net decrease in compensation and benefits of $158.5 million, partially offset by an increase in general, administrative and other expenses of $102.4 million. The net decrease in compensation and benefits is due primarily to (i) lower carry pool allocations as a result of the recognition of a lower level of carried interest during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 and (ii) lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition, partially offset by (iii) an increase in cash-based compensation as a result of the Prisma acquisition and increased headcount and (iv) higher equity-based compensation relating to additional equity grants under the Equity Incentive Plan. The increase in other operating expenses was primarily due to the acquisition of Prisma as well as a $9.7 million one-time expense incurred in our Public Markets business in connection with the launch of a closed end fund during the nine months ended September 30, 2013.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $4.6 billion for the nine months ended September 30, 2013, a decrease of $2.4 billion, compared to $7.0 billion for the nine months ended September 30, 2012. The decrease was primarily driven by a lower level of net appreciation in our private equity portfolio in the current period when compared to the prior period. The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended
	September 30,
	2013	2012
	($ in thousands)
Private Equity Investments	$4,320,161	$7,088,280
Other Net Gains (Losses) from Investment Activities	278,594	(91,114)
Net Gains (Losses) from Investment Activities	$4,598,755	$6,997,166

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

	Nine Months Ended
	September 30,
	2013	2012
	($ in thousands)
Realized Gains	$3,228,837	$3,066,087
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(2,919,827)	(2,747,743)
Realized Losses	(1,048,778)	—
Unrealized Gains from Sales of Investments and Realization of Losses (b)	1,058,710	—
Unrealized Gains from Changes in Fair Value	5,648,998	9,154,598
Unrealized Losses from Changes in Fair Value	(1,647,779)	(2,384,662)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$4,320,161	$7,088,280

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

The most significant driver of net gains (losses) from investment activities for the nine months ended September 30, 2013 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $1.7 billion, $0.7 billion and $0.7 billion in our 2006 Fund, European Fund II and Millennium Fund, respectively. Approximately 47% of the net change in value for the nine months ended September 30, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V., partially offset by decreases relating to Far East Horizon Ltd. (HK: 3360) and Bharti Infratel Ltd. (BOM: 534816). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence Ltd. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S. (transportation sector), A.T.U Auto-Teile-Unger (retail sector) and MMI Holdings Limited. The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence

Ltd., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant driver of net gains (losses) from investment activities for the nine months ended September 30, 2012 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $3.2 billion, $1.4 billion and $0.7 billion in our 2006 Fund, European Fund II and Asian Fund, respectively. Approximately 29% of the net change in value for the nine months ended September 30, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., Dollar General Corporation, NXP Semiconductors N.V. and Jazz Pharmaceuticals, Inc., which were partially offset by decreases in Seven West Media Ltd. and Far Eastern Horizon Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH, which were partially offset by unrealized losses on Samson Resources and Ambea AB (health care sector). The increased valuations are generally related to an increase in market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook.

Dividend Income

Dividend income was $370.0 million for the nine months ended September 30, 2013, an increase of $106.7 million, compared to dividend income of $263.3 million for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we received dividends of $139.7 million from Pets at Home (consumer products sector), $104.1 million from Visma, $52.0 million from Santander Consumer USA (consumer products sector) and an aggregate of $74.2 million of dividends from other investments. During the nine months ended September 30, 2012, we received dividends of $168.9 million from HCA, Inc., $44.7 million from TDC A/S (OMX: TDC), $24.4 million from Santander Consumer USA and an aggregate of $25.3 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

Interest income was $352.3 million for the nine months ended September 30, 2013, an increase of $92.6 million, compared to $259.7 million for the nine months ended September 30, 2012. The increase primarily reflects a net increase in the level of fixed income instruments in our Public Markets investment vehicles.

Interest Expense

Interest expense was $72.7 million for the nine months ended September 30, 2013, an increase of $19.9 million, compared to $52.8 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in debt obligations in connection with the issuance of our 2043 Senior Notes on February 1, 2013.

Income (Loss) Before Taxes

Due to the factors described above, principally a lower level of net gains from investment activities, income before taxes was $4.6 billion for the nine months ended September 30, 2013, a decrease of $2.0 billion, compared to income before taxes of $6.6 billion for the nine months ended September 30, 2012.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests was $26.0 million for the nine months ended September 30, 2013, an increase of $7.4 million, compared to $18.6 million for the nine months ended September 30, 2012. The increase primarily reflects a higher level of investment income in vehicles that allow for redemptions by their limited partners.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $4.1 billion for the nine months ended September 30, 2013, a decrease of $2.0 billion, compared to $6.1 billion for the nine months ended September 30, 2012. The decrease was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three and nine months ended September 30, 2013 and 2012. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Results” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$119,410	$105,035	$340,715	$319,117
Incentive Fees	—	—	—	—
Management and Incentive Fees	119,410	105,035	340,715	319,117
Monitoring and Transaction Fees:
Monitoring Fees	33,010	29,969	93,985	83,577
Transaction Fees	54,968	32,788	96,611	55,223
Fee Credits	(46,597)	(26,293)	(97,153)	(59,641)
Net Monitoring and Transaction Fees	41,381	36,464	93,443	79,159
Total Fees	160,791	141,499	434,158	398,276
Expenses
Compensation and Benefits	65,400	48,905	164,917	139,382
Occupancy and Related Charges	13,367	12,049	35,935	36,487
Other Operating Expenses	37,586	35,885	105,516	103,790
Total Expenses	116,353	96,839	306,368	279,659
Fee Related Earnings	44,438	44,660	127,790	118,617
Investment Income (Loss)
Realized Carried Interest	81,532	166,908	439,527	307,387
Unrealized Carried Interest	263,982	224,260	361,972	830,072
Gross Carried Interest	345,514	391,168	801,499	1,137,459
Less: Allocation to KKR Carry Pool	(139,903)	(161,805)	(323,467)	(463,485)
Less: Management Fee Refunds	(7,767)	(61,499)	(21,718)	(135,011)
Net Carried Interest	197,844	167,864	456,314	538,963
Other Investment Income (Loss)	3,357	1,779	1,073	(559)
Total Investment Income (Loss)	201,201	169,643	457,387	538,404
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	245,639	214,303	585,177	657,021
Income (Loss) Attributable to Noncontrolling Interests	433	444	1,242	3,098
Economic Net Income (Loss)	$245,206	$213,859	$583,935	$653,923
Assets Under Management	$59,678,300	$49,771,000	$59,678,300	$49,771,000
Fee Paying Assets Under Management	$49,889,500	$40,354,200	$49,889,500	$40,354,200
Committed Dollars Invested	$1,805,800	$623,000	$3,718,300	$1,805,500
Uncalled Commitments	$21,103,800	$14,594,700	$21,103,800	$14,594,700

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Fees

Fees were $160.8 million for the three months ended September 30, 2013, an increase of $19.3 million, compared to fees of $141.5 million for the three months ended September 30, 2012. The net increase was primarily due to an increase in transaction fees of $22.2 million and an increase in management fees of $14.4 million, partially offset by an increase in fee credits of $20.3 million. The increase in transaction fees was attributable to an increase in both the size and number of fee-generating investments completed. During the three months ended September 30, 2013, there were 10 transaction fee-generating investments with a total combined transaction value of approximately $7.1 billion compared to five transaction fee-generating investments with a total combined transaction value of approximately $0.6 billion during the three months ended September 30, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in fee credits is primarily attributable to the increase in transaction fees, as described above. The increase in management fees is primarily attributable to new capital raised in KKR North America Fund XI and KKR Asian Fund II, partially offset by the KKR 2006 Fund and KKR Asian Fund entering their post-investment periods with a lower management fee. As of September 30, 2013, FPAUM excluded approximately $0.5 billion of unallocated commitments from a strategic partnership with a state pension plan and $2.4 billion in connection with infrastructure, natural resources, private equity and co-investment vehicles for which we are currently not earning management fees. The inclusion of these amounts in FPAUM in future periods would be accretive to our fees.

Expenses

Expenses were $116.4 million for the three months ended September 30, 2013, an increase of $19.6 million, compared to expenses of $96.8 million for the three months ended September 30, 2012. The increase was primarily the result of an increase in compensation and benefits in connection with the increase in fees as well as an increase in headcount.

Fee Related Earnings

Fee related earnings were $44.4 million for the three months ended September 30, 2013, a decrease of $0.3 million, compared to fee related earnings of $44.7 million for the three months ended September 30, 2012. The decrease was due to the largely offsetting increases in expenses and fees as described above.

Investment Income (Loss)

Investment income was $201.2 million for the three months ended September 30, 2013, an increase of $31.6 million, compared to investment income of $169.6 million for the three months ended September 30, 2012. This increase was primarily driven by a higher level of net carried interest resulting from a higher level of net appreciation in our private equity portfolio in the current period when compared to the prior period.

Realized carried interest for the three months ended September 30, 2013 consisted primarily of realized gains from the partial sale of Dollar General Corporation, a dividend from Visma and the partial sale of TDC A/S.

Realized carried interest for the three months ended September 30, 2012 consisted primarily of realized gains from the partial sale of Alliance Boots GmbH and the sale of Unisteel Technology International (technology sector).

The following table presents net unrealized carried interest by investment vehicle for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
	($ in thousands)

European Fund II	$79,418	$93,836
2006 Fund	67,828	(49,004)
Millennium Fund	53,868	49,064
European Fund III	40,464	54,501
China Growth Fund	9,252	(5,427)
E2 Investors	4,954	6,091
Asian Fund	4,491	52,137
Co-Investment Vehicles and Other	3,546	22,105
Real Estate Partners America	148	—
European Fund	13	957
Total (a)	$263,982	$224,260

(a)                     The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented, which for the three months ended September 30, 2013, consisted of the North America Fund XI and Asian Fund II.

For the three months ended September 30, 2013, the unrealized carried interest gain of $264.0 million included $300.5 million representing net increases in the value of various portfolio companies which were partially offset by $36.5 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

The reversals of previously recognized net unrealized gains for the three months ended September 30, 2013 resulted primarily from the partial sales of Dollar General Corporation, TDC A/S and NXP Semiconductors N.V. During the three months ended September 30, 2013, we wrote off our remaining investment in Eastman Kodak (technology sector) and realized a loss. The write off had no significant impact on our net carried interest.

Increased share prices of various publicly held investments comprised approximately 54% of the net increase in value for the three months ended September 30, 2013, the most significant of which were gains on ProSiebenSat.1 Media AG, HCA, Inc. and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which was Magma Fincorp Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH , Academy Sports and Outdoors and Avincis Group. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to BIS Industries Ltd., MMI Holdings Limited and Dalmia Cement. The increased valuations of our private portfolio, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

For the three months ended September 30, 2012, the net unrealized carried interest of $224.3 million included $312.1 million reflecting net increases in the value of various portfolio companies which were partially offset by $87.8 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

The reversals of previously recognized net unrealized gains for the three months ended September 30, 2012 resulted primarily from the partial sale of Alliance Boots GmbH and sale of Unisteel Technology International.

Increased share prices of various publicly held investments comprised approximately 28% of the net increase in value for the three months ended September 30, 2012, the most significant of which were gains on HCA, Inc., The Nielsen Company B.V. and Jazz Pharmaceuticals, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Dollar General Corporation and Seven West Media Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Oriental Brewery and Academy Sports and Outdoors. The unrealized gains on our private portfolio were partially offset by unrealized losses relating to Samson Resources, Aricent, Inc. and China International Capital Corporation. The increased valuations are generally related to an increase in the value of market comparables and individual company performance. The decreased valuations are generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Management fee refunds amounted to $7.8 million for the three months ended September 30, 2013, a decrease of $53.7 million, as compared to $61.5 million for the three months ended September 30, 2012. The decrease in management fee refunds primarily reflects an increased level of accrued carried interest in European Fund III in the third quarter of 2012 which triggered the recognition of a higher level of management fee refunds in the prior period.

Economic Net Income

Economic net income in our Private Markets segment was $245.2 million for the three months ended September 30, 2013, an increase of $31.3 million, compared to economic net income of $213.9 million for the three months ended September 30, 2012. The increase in investment income as described above was the primary contributor to the period over period decrease in economic net income.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from June 30, 2013 to September 30, 2013:

($ in thousands)
June 30, 2013	$54,452,400
New Capital Raised	4,670,800
Distributions	(1,591,600)
Foreign Exchange	33,100
Change in Value	2,113,600
September 30, 2013	$59,678,300

AUM for the Private Markets segment was $59.7 billion at September 30, 2013, an increase of $5.2 billion, compared to $54.5 billion at June 30, 2013. The increase was primarily attributable to new capital raised of $4.7 billion relating primarily to (i) Energy Income and Growth Fund, which held its first close in the third quarter of 2013, (ii) North America Fund XI and (iii) various co-investment platforms. In addition, $2.1 billion of the increase was attributable to change in value resulting primarily to unrealized gains in our private equity portfolio. New capital raised was partially offset by $1.6 billion in distributions in our private equity portfolio companies to fund investors comprised of $1.0 billion of realized gains and $0.6 billion of return of original cost.

The net unrealized investment gains in our Private Markets portfolio were driven primarily by net unrealized gains of $0.6 billion, $0.5 billion and $0.4 billion in our 2006 Fund, European Fund II and European Fund III, respectively. Approximately 54% of the net change in value for the three months ended September 30, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in ProSiebenSat.1 Media AG, HCA, Inc. and NXP Semiconductors N.V., partially offset by decreases most notably relating to Magma Fincorp Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Avincis Group. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to BIS Industries Ltd., MMI Holdings Limited and Dalmia Cement. The increased valuations of our private portfolio, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

As of September 30, 2013, our AUM excluded approximately $0.5 billion of unallocated commitments from a strategic partnership with a state pension plan and $2.4 billion in connection with other infrastructure, natural resources, private equity and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from June 30, 2013 to September 30, 2013:

($ in thousands)
June 30, 2013	$45,907,500
New Capital Raised	4,366,900
Distributions	(582,800)
Foreign Exchange	162,800
Change in Value	35,100
September 30, 2013	$49,889,500

FPAUM in our Private Markets segment was $49.9 billion at September 30, 2013, an increase of $4.0 billion, compared to $45.9 billion from June 30, 2013. The increase was primarily attributable to new capital raised of $4.4 billion relating primarily to (i) Energy Income and Growth Fund, which held its first close in the third quarter of 2013, (ii) North America Fund XI and (iii) various co-investment platforms. The increase was partially offset by $0.6 billion in distributions to the limited partners of our Private Markets funds arising from realizations.

Committed Dollars Invested

Committed dollars invested were $1.8 billion for the three months ended September 30, 2013, an increase of $1.2 billion, compared to committed dollars invested of $0.6 billion for the three months ended September 30, 2012. The increase was due to an increase in the number and size of private equity investments closed during the three months ended September 30, 2013 as compared with three months ended September 30, 2012. In the three months ended September 30, 2013, there were 14 transactions with a total combined transaction value of approximately $7.4 billion compared to six transactions with a total combined transaction value of approximately $0.7 billion for the three months ended September 30, 2012.

Uncalled Commitments

As of September 30, 2013, our Private Markets Segment had $21.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Fees

Fees were $434.2 million for the nine months ended September 30, 2013, an increase of $35.9 million, compared to fees of $398.3 million for the nine months ended September 30, 2012. The net increase was due to an increase in transaction fees of $41.4 million, an increase in management fees of $21.6 million and an increase in monitoring fees of $10.4 million. These increases were partially offset by an increase in fee credits of $37.5 million. The increase in transaction fees was primarily the result of an increase in both the number and size of fee-generating investments completed. In the nine months ended September 30, 2013, there were 22 transaction fee-generating investments with a total combined transaction value of approximately $10.4 billion compared to 12 transaction fee-generating investments with a combined transaction value of approximately $2.5 billion during the nine months ended September 30, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in management fees is primarily attributable to new capital raised in KKR North America Fund XI and KKR Asian Fund II, partially offset by the KKR 2006 Fund and KKR Asian Fund entering their post-investment periods with a lower management fee. The increase in monitoring fees was largely the result of a termination of monitoring fee arrangement in connection with the sale of Intelligence Ltd. of $4.8 million, which impacted fee related earnings by approximately $1.0 million after associated fee credits, and an increase in recurring monitoring fees reflecting the acquisition of new portfolio companies and the disposition of other portfolio companies resulting in an increase in recurring monitoring fees. Termination payments may occur in the future, however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. During the nine months ended September 30, 2013, we had 46 portfolio companies that were paying an average monitoring fee of $1.9 million compared with 39 portfolio companies that were paying an average monitoring fee of $2.1 million during the nine months ended September 30, 2012. The increase in fee credits is primarily attributable to the increase in transaction and monitoring fees, as described above. As of September 30, 2013, FPAUM excluded approximately $0.5 billion of unallocated commitments from a strategic partnership with a state pension plan and $2.4 billion in connection with other infrastructure, natural resources, private equity and co-investment vehicles for which we are currently not earning management fees. The inclusion of these amounts in FPAUM in future periods would be accretive to our fees.

Expenses

Expenses were $306.4 million for the nine months ended September 30, 2013, an increase of $26.7 million, compared to expenses of $279.7 million for the nine months ended September 30, 2012. The increase was primarily the result of an increase in compensation and benefits in connection with the increase in fees as well as an increase in headcount.

Fee Related Earnings

Fee related earnings were $127.8 million for the nine months ended September 30, 2013, an increase of $9.2 million, compared to fee related earnings of $118.6 million for the nine months ended September 30, 2012. The increase was due to the increase in fees, partially offset by the increase in expenses, in each case as described above.

Investment Income (Loss)

Investment income was $457.4 million for the nine months ended September 30, 2013, a decrease of $81.0 million, compared to investment income of $538.4 million for the nine months ended September 30, 2012. The decrease was primarily driven by a lower level of net carried interest resulting from a lower level of net appreciation in our private equity portfolio in the current period when compared to the prior period.

Realized carried interest for the nine months ended September 30, 2013 consisted primarily of realized gains from the partial sales of Dollar General Corporation, the sale of Intelligence Ltd. and the partial sale of HCA, Inc.

Realized carried interest for the nine months ended September 30, 2012 consisted primarily of realized gains from the partial sale of Alliance Boots GmbH, the sale of Legrand Holdings S.A. (ENXTPA: LR) and the sale of Unisteel Technology International.

The following table presents net unrealized carried interest by investment vehicle for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
	($ in thousands)

2006 Fund	$182,493	$414,117
European Fund II	123,983	110,608
European Fund III	45,377	63,323
Millennium Fund	24,354	56,084
Co-Investment Vehicles and Other	12,710	88,561
China Growth Fund	9,252	(5,930)
E2 Investors	9,074	22,814
Real Estate Partners America	5,078	—
European Fund	41	(25,617)
Asian Fund	(50,390)	106,112
Total (a)	$361,972	$830,072

(a)                     The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented, which for the nine months ended September 30, 2013, consisted of the North America Fund XI and Asian Fund II.

For the nine months ended September 30, 2013, the unrealized carried interest of $362.0 million included $698.6 million reflecting net increases in the value of various portfolio companies which were partially offset by $336.6 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

Increased share prices of various publicly held investments comprised approximately 47% of the net increase in value for the nine months ended September 30, 2013, the most significant of which were gains on HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far East Horizon

Ltd. and Bharti Infratel Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence, Ltd. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S., A.T.U Auto-Teile-Unger and MMI Holdings Limited. The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains for the nine months ended September 30, 2013 resulted primarily from the partial sales of Dollar General Corporation, the sale of Intelligence Ltd. and the partial sale of HCA, Inc. During the nine months ended September 30, 2013, we wrote off PagesJaunes Group (media sector) (currently known as Solocal Group SA (FRA: QS3)) and our remaining investment in Eastman Kodak and sold Seven West Media Ltd. and realized a loss. None of these events had a significant impact on our net carried interest.

For the nine months ended September 30, 2012, the net unrealized carried interest of $830.1 million included $1,033.7 million reflecting net increases in the value of various portfolio companies which were partially offset by $203.6 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

Increased share prices of various publicly held investments comprised approximately 33% of the net increase in value for the nine months ended September 30, 2012, the most significant of which were gains on HCA, Inc., Dollar General Corporation, NXP Semiconductors N.V. and Jazz Pharmaceuticals, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Seven West Media Ltd. and Far Eastern Horizon Ltd.  Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Oriental Brewery and Academy Sports and Outdoors. The unrealized gains on our private portfolio were partially offset by unrealized losses relating to Samson Resources, Ambea AB and China International Capital Corporation. The increased valuations are generally related to an increase in market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook.

The reversals of previously recognized net unrealized gains for the nine months ended September 30, 2012 resulted primarily from the partial sales of Dollar General Corporation and Alliance Boots GmbH and the sale of Legrand Holdings S.A. and Unisteel Technology International.

Management fee refunds amounted to $21.7 million for the nine months ended September 30, 2013, a decrease of $113.3 million, as compared to $135.0 million for the nine months ended September 30, 2012. The decrease in management fee refunds primarily reflects an increased level of accrued carried interest in European Fund III and European Fund II in the nine months ended September 30, 2012 which triggered the recognition of a higher level of management fee refunds in the prior period.

Economic Net Income

Economic net income in our Private Markets segment was $583.9 million for the nine months ended September 30, 2013, a decrease of $70.0 million, compared to economic net income of $653.9 million for the nine months ended September 30, 2012. The decrease in investment income was the primary contributor to the period over period decrease in economic net income as described above, partially offset by the increase in fee related earnings as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2012 to September 30, 2013:

($ in thousands)
December 31, 2012	$49,127,600
New Capital Raised	12,319,000
Distributions	(6,109,000)
Net Changes in Fee Base of Certain Funds	(272,300)
Foreign Exchange	22,100
Change in Value	4,590,900
September 30, 2013	$59,678,300

AUM for the Private Markets segment was $59.7 billion at September 30, 2013, an increase of $10.6 billion, compared to $49.1 billion at December 31, 2012. The increase was primarily attributable to (i) new capital raised of $12.3 billion relating primarily to Asian Fund II commencing its investment period at which time it began recognizing management fees as well as additional capital raised in North America Fund XI and (ii) appreciation in the market value of our private equity portfolio of $4.6 billion. The increases were partially offset by $6.1 billion in distributions in our private equity portfolio companies to fund investors comprised of $3.7 billion of realized gains and $2.4 billion of return of original cost.

The net unrealized investment gains in our Private Markets portfolio were driven primarily by net unrealized gains of $1.7 billion, $0.7 billion and $0.7 billion in our 2006 Fund, European Fund II and Millennium Fund, respectively. Approximately 47% of the net change in value for the nine months ended September 30, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V., partially offset by decreases relating to Far East Horizon Ltd. and Bharti Infratel Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence Ltd. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S., A.T.U Auto-Teile-Unger and MMI Holdings Limited. The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

As of September 30, 2013, our AUM excluded approximately $0.5 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.4 billion in connection with other infrastructure, natural resources, private equity and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2012 to September 30, 2013:

($ in thousands)
December 31, 2012	$41,173,000
New Capital Raised	11,730,800
Distributions	(2,533,800)
Net Changes in Fee Base of Certain Funds	(654,700)
Foreign Exchange	107,400
Change in Value	66,800
September 30, 2013	$49,889,500

FPAUM in our Private Markets segment was $49.9 billion at September 30, 2013, an increase of $8.7 billion, compared to $41.2 billion at December 31, 2012. The increase was primarily attributable to new capital raised of $11.7 billion relating primarily to Asian Fund II which commenced its investment period at which time it began recognizing management fees as well as additional capital raised in North America Fund XI, which was partially offset by distributions of $2.5 billion to limited partners of our Private Markets funds and a reduction of $0.7 billion reflecting the impact of certain funds entering the post-investment period.

Committed Dollars Invested

Committed dollars invested were $3.7 billion for the nine months ended September 30, 2013, an increase of $1.9 billion compared to $1.8 billion for the nine months ended September 30, 2012. The increase was due to an increase in the number and size of private equity investments closed during the nine months ended September 30, 2013 as compared with nine months ended September 30, 2012. In the nine months ended September 30, 2013, there were 47 transactions with a total combined transaction value of approximately $12.0 billion compared to 22 transactions with a total combined transaction value of approximately $3.4 billion for the nine months ended September 30, 2012.

Uncalled Commitments

As of September 30, 2013, our Private Markets Segment had $21.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$53,835	$21,448	$149,669	$65,635
Incentive Fees	1,225	17,768	35,664	31,495
Management and Incentive Fees	55,060	39,216	185,333	97,130
Monitoring and Transaction Fees:
Monitoring Fees	—	—	—	—
Transaction Fees	20,534	8,780	30,883	12,521
Fee Credits	(15,185)	(5,414)	(22,445)	(8,098)
Net Monitoring and Transaction Fees	5,349	3,366	8,438	4,423
Total Fees	60,409	42,582	193,771	101,553
Expenses
Compensation and Benefits	18,606	13,997	60,296	34,608
Occupancy and Related Charges	1,906	1,343	5,063	4,127
Other Operating Expenses	19,670	3,897	36,643	11,754
Total Expenses	40,182	19,237	102,002	50,489
Fee Related Earnings	20,227	23,345	91,769	51,064
Investment Income (Loss)
Realized Carried Interest	—	—	—	—
Unrealized Carried Interest	14,022	19,568	45,212	25,515
Gross Carried Interest	14,022	19,568	45,212	25,515
Less: Allocation to KKR Carry Pool	(5,609)	(7,828)	(18,085)	(10,207)
Less: Management Fee Refunds	—	—	—	—
Net Carried Interest	8,413	11,740	27,127	15,308
Other Investment Income (Loss)	(4)	25	80	(10)
Total Investment Income (Loss)	8,409	11,765	27,207	15,298
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	28,636	35,110	118,976	66,362
Income (Loss) Attributable to Noncontrolling Interests	202	233	935	787
Economic Net Income (Loss)	$28,434	$34,877	$118,041	$65,575
Assets Under Management	$30,490,900	$16,507,700	$30,490,900	$16,507,700
Fee Paying Assets Under Management	$23,722,400	$9,911,800	$23,722,400	$9,911,800
Committed Dollars Invested	$326,400	$278,300	$862,100	$558,400
Uncalled Commitments	$1,614,600	$1,251,200	$1,614,600	$1,251,200

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Fees

Fees were $60.4 million for the three months ended September 30, 2013, an increase of $17.8 million, compared to fees of $42.6 million for the three months ended September 30, 2012. The increase is primarily attributable to an increase in management fees of $32.4 million, partially offset by a decrease in incentive fees of $16.5 million. The increase in management fees is due primarily to the acquisition of Prisma and to a lesser extent new capital raised. The decrease in incentive fees principally relates to a reduction in the amount of incentive fees received from KFN as a result of its investment performance. KFN has already realized a substantial majority of the unrealized gains that were embedded in its bank loan and high yield portfolio, which have contributed in the past to its investment performance and KKR’s receipt of incentive fees from KFN. Incentive fees from KFN are determined quarterly, and incentive fees from other KKR vehicles are typically determined for the twelve-month periods ending in the second and fourth quarters of the calendar year.  Whether an incentive fee from KFN and other KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result may vary significantly from period to period.

Expenses

Expenses were $40.2 million for the three months ended September 30, 2013, an increase of $21.0 million, compared to expenses of $19.2 million for the three months ended September 30, 2012. The increase was primarily due to the acquisition of Prisma, a $9.7 million one-time expense incurred in connection with the launch of a closed end fund and to a lesser extent an increase reflecting the continued growth of our Public Markets business.

Fee Related Earnings

Fee related earnings were $20.2 million for the three months ended September 30, 2013, a decrease of $3.1 million, compared to fee related earnings of $23.3 million for the three months ended September 30, 2012. The decrease was attributable to the increase in expenses, partially offset by the increase in fees, in each case as described above.

Investment Income (Loss)

Investment income was $8.4 million for the three months ended September 30, 2013, a decrease of $3.4 million compared to investment loss of $11.8 million for the three months ended September 30, 2012. The decrease is primarily attributable to a lower level of net carried interest resulting from a smaller increase in the net asset values of certain carry-eligible investment vehicles in the third quarter of 2013, compared to the prior period.

Economic Net Income (Loss)

Economic net income was $28.4 million for the three months ended September 30, 2013, a decrease of $6.5 million, compared to economic net income of $34.9 million for the three months ended September 30, 2012. The decrease is attributable to the decrease in both investment income as well as fee related earnings as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from June 30, 2013 to September 30, 2013:

($ in thousands)
June 30, 2013	$29,048,500
New Capital Raised	1,821,700
Distributions	(397,000)
Redemptions	(155,300)
Change in Value	173,000
September 30, 2013	$30,490,900

AUM in our Public Markets segment totaled $30.5 billion at September 30, 2013, an increase of $1.5 billion compared to AUM of $29.0 billion at June 30, 2013. The increase for the period was primarily due to $1.8 billion of new capital raised and a $0.2 billion increase in the net asset value of certain investment vehicles. These increases were partially offset by $0.5 billion of distributions to and redemptions by fund investors from certain investment vehicles.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from June 30, 2013 to September 30, 2013:

($ in thousands)
June 30, 2013	$22,048,900
New Capital Raised	1,719,500
Distributions	(155,800)
Redemptions	(155,300)
Change in Value	265,100
September 30, 2013	$23,722,400

FPAUM in our Public Markets segment was $23.7 billion at September 30, 2013, an increase of $1.7 billion compared to FPAUM of $22.0 billion at June 30, 2013. The increase was primarily due to $1.7 billion of new capital raised and a $0.3 billion increase in the net asset value of certain investment vehicles, partially offset by $0.3 billion of distributions to and redemptions by fund investors from certain investment vehicles.

Committed Dollars Invested

Committed dollars invested were $326.4 million for the three months ended September 30, 2013, an increase of $48.1 million, compared to committed dollars invested of $278.3 million for the three months ended September 30, 2012. The increase is primarily due to a higher level of net capital deployed, primarily in our direct lending, mezzanine and special situations strategies.

Uncalled Commitments

As of September 30, 2013, our Public Markets segment had $1.6 billion of uncalled capital commitments that could be called for investments in new transactions.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Fees

Fees were $193.8 million for the nine months ended September 30, 2013, an increase of $92.2 million, compared to fees of $101.6 million for the nine months ended September 30, 2012. The increase is primarily attributable to an increase in management fees of $84.0 million and incentive fees of $4.2 million. The increase in management fees is due primarily to the acquisition of Prisma and to a lesser extent new capital raised. The increase in incentive fees is due primarily to an increase in incentive fees received from Prisma, which was not part of the KKR platform during the nine months ended September 30, 2012, partially offset by a decrease in incentive fees from KFN as a result of its investment performance. KFN has already realized a substantial majority of the unrealized gains that were embedded in its bank loan and high yield portfolio, which have contributed in the past to its investment performance and KKR’s receipt of incentive fees from KFN. Incentive fees from KFN are determined quarterly, and incentive fees from other KKR vehicles are typically determined for the twelve-month periods ending in the second and fourth quarters of the calendar year.  Whether an incentive fee from KFN and other KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result may vary significantly from period to period.

Expenses

Expenses were $102.0 million for the nine months ended September 30, 2013, an increase of $51.5 million, compared to expenses of $50.5 million for the nine months ended September 30, 2012. The increase across all expense categories was primarily due to the acquisition of Prisma, which was not part of the KKR platform during the nine months ended September 30, 2012, a $9.7 million one-time expense incurred in our Public Markets business in connection with the launch of a closed end fund and to a lesser extent an increase reflecting the continued growth of our Public Markets business.

Fee Related Earnings

Fee related earnings were $91.8 million for the nine months ended September 30, 2013, an increase of $40.7 million, compared to fee related earnings of $51.1 million for the nine months ended September 30, 2012. The increase was attributable to the increase in fees, partially offset by the increase in expenses, in each case as described above.

Investment Income (Loss)

Investment income was $27.2 million for the nine months ended September 30, 2013, an increase of $11.9 million compared to investment income of $15.3 million for the nine months ended September 30, 2012. The increase is primarily attributable to higher net carried interest resulting from a larger increase in the net asset values of certain carry-eligible investment vehicles in the nine months ended September 30, 2013 compared to the prior period.

Economic Net Income (Loss)

Economic net income was $118.0 million for the nine months ended September 30, 2013, an increase of $52.4 million, compared to economic net income of $65.6 million for the nine months ended September 30, 2012. The increase is attributable to the increase in both fee related earnings as well as investment income, as described above, partially offset by higher expenses as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2012 to September 30, 2013:

($ in thousands)
December 31, 2012	$26,399,900
New Capital Raised	5,056,500
Distributions	(1,258,000)
Redemptions	(694,500)
Change in Value	987,000
September 30, 2013	$30,490,900

AUM in our Public Markets segment totaled $30.5 billion at September 30, 2013, an increase of $4.1 billion compared to AUM of $26.4 billion at December 31, 2012. The increase for the period was primarily due to $5.1 billion of new capital raised and a $1.0 billion increase in the net asset value of certain investment vehicles. These increases were partially offset by $2.0 billion of distributions and redemptions from certain investment vehicles.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2012 to September 30, 2013:

($ in thousands)
December 31, 2012	$19,673,000
New Capital Raised	4,453,800
Distributions	(590,300)
Redemptions	(694,500)
Change in Value	880,400
September 30, 2013	$23,722,400

FPAUM in our Public Markets segment was $23.7 billion at September 30, 2013, an increase of $4.0 billion compared to FPAUM of $19.7 billion at December 31, 2012. The increase was primarily due to $4.5 billion of new capital raised and a $0.9 billion increase in the net asset value of certain investment vehicles, partially offset by $1.4 billion of distributions and redemptions from certain investment vehicles.

Committed Dollars Invested

Committed dollars invested were $862.1 million for the nine months ended September 30, 2013, an increase of $303.7 million, compared to committed dollars invested of $558.4 million for the nine months ended September 30, 2012. The increase is primarily due to a higher level of net capital deployed, primarily in our special situations, direct lending and mezzanine strategies.

Uncalled Commitments

As of September 30, 2013, our Public Markets segment had $1.6 billion of uncalled capital commitments that could be called for investments in new transactions.

Capital Markets and Principal Activities Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—	$—	$—
Incentive Fees	—	—	—	—
Management and Incentive Fees	—	—	—	—
Monitoring and Transaction Fees:
Monitoring Fees	—	—	—	—
Transaction Fees	53,625	33,696	104,717	95,524
Fee Credits	—	—	—	—
Net Monitoring and Transaction Fees	53,625	33,696	104,717	95,524
Total Fees	53,625	33,696	104,717	95,524
Expenses
Compensation and Benefits	8,223	8,438	22,614	22,820
Occupancy and Related Charges	401	213	1,065	691
Other Operating Expenses	3,628	2,346	8,382	7,862
Total Expenses	12,252	10,997	32,061	31,373
Fee Related Earnings	41,373	22,699	72,656	64,151
Investment Income (Loss)
Realized Carried Interest	—	—	—	—
Unrealized Carried Interest	—	—	—	—
Gross Carried Interest	—	—	—	—
Less: Allocation to KKR Carry Pool	—	—	—	—
Less: Management Fee Refunds	—	—	—	—
Net Carried Interest	—	—	—	—
Other Investment Income (Loss)	300,119	239,072	633,567	1,001,455
Total Investment Income (Loss)	300,119	239,072	633,567	1,001,455
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	341,492	261,771	706,223	1,065,606
Income (Loss) Attributable to Noncontrolling Interests	1,385	633	2,267	1,913
Economic Net Income (Loss)	$340,107	$261,138	$703,956	$1,063,693

Syndicated Capital	$716,500	$24,700	$982,100	$275,300

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Fees

Fees were $53.6 million for the three months ended September 30, 2013, an increase of $19.9 million, compared to fees of $33.7 million for the three months ended September 30, 2012. While we completed a lower number of capital markets transactions in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, transaction fees increased primarily due to larger overall amounts of syndicated equity for the three months ended September 30, 2013. Overall, we completed 23 capital markets transactions for the three months ended September 30, 2013 of which 4 represented equity offerings and 19 represented debt offerings, as compared to 25 transactions for the three months ended September 30, 2012 of which 4 represented equity offerings and 21 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $12.3 million for the three months ended September 30, 2013, an increase of $1.3 million, compared to expenses of $11.0 million for the three months ended September 30, 2012. The increase was largely due to an increase in other operating expenses related to professional fees.

Fee Related Earnings

Fee related earnings were $41.4 million for the three months ended September 30, 2013, an increase of $18.7 million, compared to fee related earnings of $22.7 million for the three months ended September 30, 2012. The increase was primarily attributable to the increase in fees, partially offset by the increase in expenses, in each case as described above.

Investment Income (Loss)

Investment income was $300.1 million for the three months ended September 30, 2013, an increase of $61.0 million, compared to investment income of $239.1 million for the three months ended September 30, 2012. The following table reflects the components of investment income for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
	($ in thousands)
Net Realized Gains (Losses)	$103,545	$141,090
Net Unrealized Gains (Losses)	197,353	93,372
Dividend Income	7,114	3,478
Interest Income	12,652	10,498
Interest Expense	(16,215)	(9,366)
Other Operating Income and Expenses (a)	(4,330)	—
Other Investment Income (Loss)	$300,119	$239,072

(a) Represents certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income that is not included in “Compensation and benefits” and “Other operating expenses” above.

For the three months ended September 30, 2013, net realized gains were comprised of $105.0 million of realized gains from the partial sale of private equity investments, the most significant of which were Dollar General Corporation, NXP Semiconductors N.V. and TDC A/S. These realized gains were partially offset by $1.5 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably ProSiebenSat.1 Media AG, HCA, Inc., NXP Semiconductors N.V. and KION Group GmbH, partially offset by reversals of unrealized gains on the sale of Dollar General Corporation, NXP Semiconductors N.V. and TDC A/S. For further discussion of private equity valuation changes, refer to “— Private Markets Segment.”

For the three months ended September 30, 2012, net realized gains were comprised of $146.8 million of realized gains primarily from the partial sale of private equity investments, the most significant of which were Alliance Boots GmbH and Unisteel Technology International. These realized gains were partially offset by $5.7 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably KION Group GmbH, HCA, Inc. and The Nielsen Company B.V., partially offset by unrealized losses on Samson Resources and Dollar General Corporation, as well as reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales of investments. For further discussion of private equity valuation changes, refer to “— Private Markets Segment.”

Economic Net Income (Loss)

Economic net income was $340.1 million for the three months ended September 30, 2013, an increase of $79.0 million, compared to economic net income of $261.1 million for the three months ended September 30, 2012. The increase in investment income described above was the primary contributor to the period over period increase in economic net income.

Syndicated Capital

Syndicated capital was $716.5 million for the three months ended September 30, 2013, an increase of $691.8 million compared to syndicated capital of $24.7 million for the three months ended September 30, 2012. The increase is primarily due to an increase in the number and size of syndication transactions when compared to three months ended September 30, 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Fees

Fees were $104.7 million for the nine months ended September 30, 2013, an increase of $9.2 million, compared to fees of $95.5 million for the nine months ended September 30, 2012.  While we completed a greater number of capital markets transactions in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, transaction fees increased primarily due to larger overall amounts of syndicated equity for the nine months ended September 30, 2013. Overall, we completed 89 capital markets transactions for the nine months ended September 30, 2013 of which 12 represented equity offerings and 77 represented debt offerings, as compared to 71 transactions for the nine months ended September 30, 2012 of which 11 represented equity offerings and 60 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $32.1 million for the nine months ended September 30, 2013, an increase of $0.7 million, compared to expenses of $31.4 million for the nine months ended September 30, 2012. The increase was largely due to an increase in other operating expenses related to professional fees.

Fee Related Earnings

Fee related earnings were $72.7 million for the nine months ended September 30, 2013, an increase of $8.5 million, compared to fee related earnings of $64.2 million for the nine months ended September 30, 2012. The increase was primarily related to the increase in fees as described above.

Investment Income (Loss)

Investment income was $633.6 million for the nine months ended September 30, 2013, a decrease of $367.9 million, compared to investment income of $1,001.5 million for the nine months ended September 30, 2012. The following table reflects the components of investment income (loss) for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
	($ in thousands)
Net Realized Gains (Losses)	$199,921	$442,941
Net Unrealized Gains (Losses)	432,115	501,557
Dividend Income	25,016	51,705
Interest Income	32,208	33,973
Interest Expense	(48,658)	(28,721)
Other Operating Income and Expenses (a)	(7,035)	—
Other Investment Income (Loss)	$633,567	$1,001,455

(a) Represents certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income that is not included in “Compensation and benefits” and “Other operating expenses” above.

For the nine months ended September 30, 2013, net realized gains were comprised of $453.7 million of realized gains primarily from the sale of private equity investments, including the partial sales of Dollar General Corporation, HCA, Inc., and The Nielsen Company B.V. These realized gains were partially offset by $253.8 million of realized losses primarily related to the sale and write-off of private equity investments, including the write-off of PagesJaunes Group. The increase in net unrealized gains related primarily to (i) increases in the value of various private equity investments, most notably ProSiebenSat.1 Media AG, HCA, Inc. and Alliance Boots GmbH and (ii) reversal of unrealized losses on the write-off of PagesJaunes Group, offset by reversals of gains on sales of Dollar General Corporation, HCA, Inc. and The Nielsen Company B.V. For further discussion of private equity valuation changes, refer to “— Private Markets Segment.”

For the nine months ended September 30, 2012, net realized gains were comprised of $455.2 million of realized gains primarily from the sale of private equity investments, the most significant of which were partial sales of Dollar General Corporation and Alliance Boots GmbH.  These realized gains were partially offset by $12.3 million of realized losses primarily related to non-private equity investments held by our balance sheet. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably Alliance Boots GmbH, HCA, Inc., Dollar General Corporation, NXP Semiconductors NV and KION Group GmbH. These unrealized gains were partially offset by unrealized losses on Samson Resources and to a lesser extent, Energy Future Holdings Corp. (energy sector) and Seven West Media Ltd., as well as reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales of investments. For further discussion of private equity valuation changes, refer to “— Private Markets Segment.”

Economic Net Income (Loss)

Economic net income was $704.0 million for the nine months ended September 30, 2013, a decrease of $359.7 million, compared to economic net income of $1,063.7 million for the nine months ended September 30, 2012. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income.

Syndicated Capital

Syndicated capital was $982.1 million for the nine months ended September 30, 2013, an increase of $706.8 million compared to syndicated capital of $275.3 million for the nine months ended September 30, 2012. The increase is primarily due to an increase in the number and size of syndication transactions when compared to the nine months ended September 30, 2012.

Segment Book Value

The following tables present our segment statement of financial condition as of September 30, 2013, and December 31, 2012:

	As of September 30, 2013
	($ in thousands, except per unit amounts)
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments

Cash and short-term investments	$173,453	$47,074	$1,680,428	$1,900,955
Investments	—	—	4,937,849	4,937,849
Unrealized carry	918,574	52,066	—	970,640
Other assets	363,981	283,283	58,336	705,600
Total assets	$1,456,008	$382,423	$6,676,613	$8,515,044

Debt obligations	$—	$—	$1,000,000	$1,000,000
Other liabilities	143,016	51,701	40,964	235,681
Total liabilities	143,016	51,701	1,040,964	1,235,681

Noncontrolling interests	1,479	649	69,487	71,615

Book value	$1,311,513	$330,073	$5,566,162	$7,207,748

Book value per adjusted unit	$1.83	$0.46	$7.78	$10.07

	As of December 31, 2012
	($ in thousands, except per unit amounts)
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments

Cash and short-term investments	$358,237	$28,690	$1,147,360	$1,534,287
Investments	—	—	4,758,157	4,758,157
Unrealized carry	730,292	24,939	—	755,231
Other assets	207,047	280,472	62,119	549,638
Total assets	$1,295,576	$334,101	$5,967,636	$7,597,313

Debt obligations	$—	$—	$500,000	$500,000
Other liabilities	78,724	16,433	24,275	119,432
Total liabilities	78,724	16,433	524,275	619,432

Noncontrolling interests	1,339	739	18,619	20,697

Book value	$1,215,513	$316,929	$5,424,742	$6,957,184

Book value per adjusted unit	$1.72	$0.45	$7.70	$9.87

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding to Adjusted Units and KKR & Co. L.P. Partners’ Capital to Book Value:

As of
September 30, 2013
GAAP Common Units Outstanding - Basic	285,051,256
Unvested Common Units(a)	25,960,447
GAAP Common Units Outstanding - Diluted	311,011,703
Adjustments:
KKR Holdings Units(b)	404,744,018
Adjusted Units	715,755,721

As of
September 30, 2013

KKR & Co. L.P. partners’ capital	$2,495,093

Noncontrolling interests held by KKR Holdings L.P.	4,796,218

Equity impact of KKR Management Holdings Corp. and other	(83,563)

Book value	7,207,748

Adjusted units	715,755,721

Book value per adjusted unit	$10.07

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

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other principal assets; (iii) funding capital commitments that we have made to our funds, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our fund investors and unitholders; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of September 30, 2013, we had cash and short-term investments on a segment basis of $1,901.0 million.

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

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments’ fair value. As of September 30, 2013, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds’ limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next realization event would be expected to result in the payment of carried interest.

As of September 30, 2013, netting holes existed at certain of our private equity funds, the most significant of which was our European Fund II, which had a netting hole of approximately $148 million. In accordance with the criteria set forth above, funds currently in position to pay cash carry may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future. As of September 30, 2013, no private equity funds in cash carry paying position had a netting hole greater than $50 million.

We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

For the three and nine months ended September 30, 2013, there were no borrowings made, and as of September 30, 2013, no borrowings were outstanding under either of the revolving credit agreements described below, except for a letter of credit under the Corporate Credit Agreement described further below. We may, however, utilize these facilities prospectively in the normal course of our operations.

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

Common Units

•      On April 12, 2013, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 2,500,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (2) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on May 6, 2013. As of September 30, 2013, 844,073 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of September 30, 2013.

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

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of September 30, 2013:

Uncalled Commitments
($ in thousands)
Private Markets
Energy Income and Growth Fund	$252,500
North America Fund XI	191,300
Real Estate Partners Americas	155,600
European Fund III	113,300
Asian Fund II	75,000
2006 Fund	62,900
Infrastructure	24,400
Natural Resources	10,900
E2 Investors (Annex Fund)	10,200
Asian Fund	9,300
China Growth Fund	6,500
Co-Investment Vehicles	45,600
Total Private Markets Commitments	957,500

Public Markets
Special Situations Vehicles	162,000
Mezzanine Fund	25,700
Direct Lending Vehicles	19,300
Total Public Markets Commitments	207,000

Total Uncalled Commitments	$1,164,500

As of September 30, 2013, KKR had unfunded commitments consisting of (i) $1,164.5 million to its active private equity and other investment vehicles, (ii) $305.6 million in connection with commitments by KKR’s capital markets business and (iii) $172.4 million relating to MerchCap Solutions as described below and certain other investment commitments. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

In addition to the commitments described above, KKR has earmarked approximately $670 million to fund, acquire and develop new strategies, products and initiatives including natural resources, real estate, alternative credit and other strategies. The amounts earmarked to fund and develop new strategies, products and initiatives may be revised or terminated by KKR in its discretion from time to time.

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

Acquisition of Avoca Capital (Unlimited)

On October 18, 2013, KKR entered into a definitive agreement to acquire Avoca Capital (Unlimited) and its affiliates (“Avoca”), a European credit investment firm with approximately $8 billion in assets under management as of September 30, 2013. The acquisition is expected to close in the first quarter of 2014, subject to the receipt of regulatory approvals. The purchase price payable by KKR at closing will include cash and KKR & Co. L.P. common units and/or securities or other obligations representing the right to receive KKR & Co. L.P. common units.

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

As of September 30, 2013, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of September 30, 2013, $0.5 million of cumulative income tax savings have been realized.

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

The following table presents our distribution calculation for the three and nine months ended September 30, 2013 and 2012 as described above:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

FRE (a)	$106,038	$90,704	$292,215	$233,832
Realized cash carry	48,919	100,145	263,716	184,432
Net realized principal investment income	102,766	145,700	406,283	499,898
Less: local income taxes	(4,566)	(2,365)	(12,243)	(9,258)
Less: noncontrolling interests	(2,020)	(1,310)	(4,444)	(5,798)
Total Distributable Earnings	251,137	332,874	945,527	903,106

Less: Undistributed net realized principal investment income	(61,660)	(145,700)	(243,771)	(499,898)

Distributed Earnings	189,477	187,174	701,756	403,208

Distributed Earnings to KKR & Co. L.P. (b)	78,300	66,015	280,344	140,216

Less: estimated current corporate income taxes	(12,455)	(6,890)	(28,956)	(15,180)

Distributed Earnings to KKR & Co. L.P., After Taxes	$65,845	$59,125	$251,388	$125,036

Distribution per KKR & Co. L.P. Common Unit	$0.23	$0.24	$0.92	$0.52

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

Net Realized Principal Investment Income

Net realized principal investment income refers to net cash income from (i) realized investment gains and losses excluding certain realized investment losses from principal investments to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009, (ii) dividend income and (iii) interest income net of interest expense less certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income, in each case generated by KKR’s principal investments held on or through KKR’s balance sheet in our Capital Markets and Principal Activities segment. This is a term to describe a portion of KKR’s quarterly distribution. Realized investment losses from principal investments that were already written down as of October 1, 2009 that have been excluded from net realized principal investment income as described above in (i) above amounted to approximately $205 million for the nine months ended September 30, 2013.

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2013 on an unconsolidated basis:

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$1,164.5	$—	$—	$—	$1,164.5
Debt payment obligations (2)	—	—	—	1,000.0	1,000.0
Interest obligations on debt (3)	59.4	118.8	118.8	739.7	1,036.7
Underwriting commitments (4)	257.7	—	—	—	257.7
Lending commitments (5)	47.9	—	—	—	47.9
Other commitments (6)	172.4	—	—	—	172.4
Lease obligations	48.3	94.8	81.7	101.7	326.5
Total	$1,750.2	$213.6	$200.5	$1,841.4	$4,005.7

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

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2013 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2013, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)                                 Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)                                 Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)                                 Represents our commitment to MCS and certain other investment commitments. See “—Liquidity—Liquidity Needs—MerchCap Solutions.”

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2013, a payable of $96.8 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2013, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement.”

The commitment table above excludes contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of September 30, 2013, the recorded amounts of our contingent consideration obligations were approximately $127.3 million.

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, natural resources, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds.  Excluding carried interest received by the general partners of funds that were not contributed to us in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of September 30, 2013, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2013 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,241.5 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to us in the KPE Transaction also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of September 30, 2013, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $574.8 million as of September 30, 2013.

Prior to the KPE Transaction, certain of our principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations.  The terms of the KPE Transaction require that our principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. As of September 30, 2013, no amounts are due with respect to the clawback obligation required to be funded by our principals who do not hold direct controlling economic interests in the KKR Group Partnerships. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and our principals who participate in the carry pool.  Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2013. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$20,808.5	$—	$—	$—	$20,808.5
Debt payment obligations (2)	123.1	425.0	486.1	1,000.0	2,034.2
Interest obligations on debt (3)	87.1	156.9	125.6	739.7	1,109.3
Underwriting commitments (4)	257.7	—	—	—	257.7
Lending commitments (5)	47.9	—	—	—	47.9
Other commitments (6)	172.4	—	—	—	172.4
Lease obligations	48.3	94.8	81.7	101.7	326.5
Total	$21,545.0	$676.7	$693.4	$1,841.4	$24,756.5

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

(2)                                 Amounts include the 2020 Senior Notes and 2043 Senior Notes, gross of unamortized discount as well as financing arrangements entered into by our consolidated funds. Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns or providing liquidity to the fund. Such financing arrangements include $1,034.2 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns or providing liquidity to the fund and are not direct obligations of the general partners of our private equity funds or our management companies.

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2013 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2013, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)                                 Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)                                 Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)                                 Represents our commitment to MCS and certain other investment commitments. See “—Liquidity—Liquidity Needs—MerchCap Solutions.”

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2013, a payable of $96.8 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2013, approximately $2.9 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement.”

The commitment table above excludes contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of September 30, 2013, the recorded amounts of our contingent consideration obligations were approximately $127.3 million.

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $1.8 billion and $4.6 billion during the nine months ended September 30, 2013 and 2012, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $0.9 billion and $3.7 billion during the nine months ended September 30, 2013 and 2012, respectively; (ii) net realized gains (losses) on investments of $2.4 billion and $3.2 billion during the nine months ended September 30, 2013 and 2012, respectively; and (iii) change in unrealized gains (losses) on investments of $2.2 billion and $3.8 billion during the nine months ended September 30, 2013 and 2012, respectively. Certain KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $34.2 million and $(8.4) million during the nine months ended September 30, 2013 and 2012, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $7.9 million and $28.6 million as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $(42.1) million and $(20.2) million during the nine months ended September 30, 2013 and 2012, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $(1.9) billion and $(4.2) billion during the nine months ended September 30, 2013 and 2012, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(2.5) billion and $(3.8) billion during the nine months ended September 30, 2013 and 2012, respectively; (ii) net proceeds received net of repayment of debt obligations of $(0.9) billion and $(0.3) billion during the nine months ended September 30, 2013 and 2012, respectively; and (iii) distributions to our partners of $(365.3) million and $(138.2) million during the nine months ended September 30, 2013 and 2012, respectively.

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

Investments

Investments consist primarily of private equity, real assets, fixed income, equity method and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4 “Investments” in our financial statements included elsewhere in this report.

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

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. These items are presented in our financial statements included elsewhere in this report, specifically, information on Goodwill and Intangible Assets is presented in Note 14 “Goodwill and Intangible Assets,” and information on contingent consideration is presented in Note 13 “Acquisitions.” Our debt obligations, except for our 2020 and 2043 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value.  Further information on our 2020 and 2043 Senior Notes are presented in Note 8 “Debt Obligations.” The fair value for our 2020 and 2043 Senior Notes were derived using Level II inputs similar to those utilized in valuing fixed income investments.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors. See Note 5 “Fair Value Measurements” for further information on our valuation techniques that involve unobservable inputs. Assets and liabilities recorded at fair value in the statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities. The hierarchical levels defined under GAAP are as follows:

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 16.2% of total investments measured and reported at fair value as Level I at September 30, 2013.

Level II

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are fixed income investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 11.5% of total investments measured and reported at fair value as Level II at September 30, 2013.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and fixed income investments for which a sufficiently liquid trading market does not exist. We classified 72.3% of total investments measured and reported at fair value as Level III at September 30, 2013. The valuation of our Level III investments at September 30, 2013 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 93% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2013, we believe that the approach of using both the market multiples methodology and the discounted cash flow methodology resulted in valuations of our aggregate Level III private equity portfolio that were only marginally higher than if only the discounted cash flow methodology had been used and that were only marginally lower than if only the market comparables methodology had been used.

When determining the illiquidity discount to be applied, we seek to take a uniform approach across our portfolio and generally apply a minimum 5% discount to all private equity investments. We then evaluate such private equity investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include (i) whether we are unable to sell the portfolio company or conduct an initial public offering of the portfolio company due to the consent rights of a third party or similar factors, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it less likely that a portfolio company would be sold or publicly offered in the near term at a price indicated by using just a market multiples and/or discounted cash flow analysis, and these factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, we determine the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time we hold the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by us in our valuations.

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

Level III Valuation Process

The valuation process involved for Level III measurements for private equity, real assets, fixed income, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for fixed income and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the fixed income valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. The valuation teams for natural resources, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations for all Level III investments, except for certain investments other than our private equity investments. All preliminary valuations are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to a single committee consisting of senior principals involved in various aspects of the our business. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

As of September 30, 2013, upon completion by the independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of the investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on certain Level III fixed income investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of September 30, 2013, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our principal investments.

As of September 30, 2013, private equity investments which represented greater than 5% of consolidated investments consisted of Alliance Boots GmbH valued at $4.1 billion.

Revenue Recognition

Fees consist primarily of (i) monitoring fees from providing services to portfolio companies (ii) consulting and other fees earned by consolidated entities from providing advisory and other services, (iii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, and (iv) transaction fees earned in connection with successful investment transactions and from capital markets activities. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of September 30, 2013, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

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

Recently Issued Accounting Pronouncements

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In February 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2011-11 was effective for KKR’s fiscal year beginning January 1, 2013 and was applied retrospectively.  The adoption of this guidance did not have a material impact on KKR’s condensed consolidated financial statements.

Disclosures About Reclassification Adjustments Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”),” which requires entities to disclose additional information about reclassification adjustments, including: (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. ASU 2013-02 was effective for KKR’s fiscal year beginning January 1, 2013. The adoption of this guidance, which is related to disclosure only, did not have a material impact on KKR’s consolidated financial statements. AOCI is comprised of only one component, foreign currency translation adjustments, and for the three and nine months ended September 30, 2013 and 2012, there were no items reclassified out of AOCI. See KKR’s condensed consolidated statements of comprehensive income and changes in equity.

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

Amendments to Investment Company Scope, Measurement, and Disclosures

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-08, “Financial Services — Investment Companies Topic 946” (“ASU 2013-08”) which amends the scope, measurement, and disclosure requirements for investment companies. ASU 2013-08 (i) amends the criteria for an entity to qualify as an investment company, (ii) requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and (iii) introduces new disclosures. This guidance is effective for KKR’s fiscal year beginning January 1, 2014. Earlier application is prohibited. The adoption of this guidance is not expected to have a material impact on KKR’s financial results and consolidated financial statements.

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

On October 1, 2012, we acquired Prisma Capital Partners LP and its affiliates (as discussed in Note 13 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC). We are in the process of evaluating the internal controls of the acquired business. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Prisma Capital Partners LP and its affiliates was excluded from the evaluation of the company’s effectiveness of its disclosure controls and procedures as of September 30, 2013. In the aggregate, this business represented approximately 0.6% of our total consolidated assets and approximately 7.6% of our total consolidated fees as of and for the quarter ended September 30, 2013.

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: November 1, 2013

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and September 30, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 and September 30, 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and (vi) the Notes to the Consolidated Financial Statements.*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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