Form 10-K
period 2013-12-31
KKR & Co. L.P.
filed 2014-02-24
CIK 1404912

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2013, was approximately $5.3 billion.

         As of February 18, 2014, there were 288,143,327 common units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

KKR & CO. L.P.

FORM 10-K
For the Year Ended December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the expected acquisitions of KKR Financial Holdings LLC and Avoca Capital and the associated change in our distribution policy as well as statements regarding the impact of exits of investments on netting holes and future cash carry and distributions may constitute forward-looking statements that are subject to the risk that the terms of these transactions may be modified, the transactions may not be completed at all or the benefits and anticipated synergies from such transactions are not realized. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled "Risk Factors" in this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

        In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America.

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

        References to "our Managing Partner" are to KKR Management LLC, which acts as our general partner and unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals in respect of the carried interest from KKR's business as part of our "carry pool" and certain minority interests. References to our "principals" are to our senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings L.P., which we refer to as "KKR Holdings," and references to our "senior principals" are to principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors.

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

        In this report, the term "assets under management," or "AUM", represents the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR's capital raising activities and the overall activity in its investment funds. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR's co-investment vehicles; (iii) the net asset value of certain of KKR's credit products; (iv) the value of outstanding structured finance vehicles; and (v) the fair value of other assets managed by KKR. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

        In this report, the term "fee paying assets under management," or "FPAUM", represents only those assets under management from which KKR receives fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR's capital raising activities and the overall activity in its investment funds, for only those funds where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital). FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

        In this report, the term "fee related earnings," or "FRE", is comprised of segment fees less segment expenses (other than certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income). This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

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

        In this report, "syndicated capital" is generally the aggregate amount of capital in transactions originated by KKR investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in committed dollars invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets and Principal Activities segment and across its investment platform.

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

        References to "our funds" or "our vehicles" refer to investment funds, vehicles and/or accounts advised, sponsored or managed by one or more subsidiaries of KKR, unless context requires otherwise.

        Unless otherwise indicated, references in this report to our fully exchanged and diluted common units outstanding, or to our common units outstanding on a fully exchanged and diluted basis, reflect (i) actual common units outstanding, (ii) common units into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report and (iii) common units issuable pursuant to any equity awards actually issued under the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our "Equity Incentive Plan," but do not reflect common units available for issuance pursuant to our Equity Incentive Plan for which grants have not yet been made.

PART I

ITEM 1.    BUSINESS

Overview

        Led by Henry Kravis and George Roberts, we are a leading global investment firm with $94.3 billion in AUM as of December 31, 2013 and a 37-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our fund investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

        Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 230 private equity investments in portfolio companies with a total transaction value in excess of $485 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as credit, special situations, equity strategies, hedge fund solutions, capital markets, infrastructure, energy and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.

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

        As a global investment firm, we earn management, monitoring, transaction and incentive fees for providing investment management, monitoring and other services to our funds, vehicles, managed accounts, specialty finance company and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our fund investors and from other principal investments and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.

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

        Though our operations span multiple continents and asset classes, our investment professionals are supported by an integrated infrastructure and operate under a common set of principles and business practices that are monitored by a variety of committees. The firm operates with a single culture that rewards investment discipline, creativity, determination, and patience and the sharing of information, resources, expertise, and best practices across offices and asset classes. When appropriate, we staff transactions across multiple offices and businesses in order to take advantage of the industry-specific expertise of our investment professionals, and we hold regular meetings in which investment professionals throughout our offices share their knowledge and experiences. We believe that the ability to draw on the local cultural fluency of our investment professionals while maintaining a centralized and integrated global infrastructure distinguishes us from other investment firms and has been a substantial contributing factor to our ability to raise funds, invest internationally and expand our businesses.

        Since our inception, one of our fundamental philosophies has been to align the interests of the firm and our principals with the interests of our fund investors, portfolio companies and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2013, we and our principals have over $7.3 billion invested in or committed to our own funds and portfolio companies, including $4.2 billion funded through our balance sheet, $1.2 billion of additional commitments from our balance sheet to investment funds, $1.4 billion in personal investments and $0.5 billion of additional commitments from personal investments.

Our Segments

Private Markets

        Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of December 31, 2013, the segment had $61.2 billion of AUM and our actively investing funds are geographically differentiated. As of December 31, 2013, Private Markets FPAUM was $50.2 billion, consisting of $44.6 billion in private equity and $5.6 billion of FPAUM in real assets (including infrastructure, energy and real estate). Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

 Private Markets Assets Under Management(1)
($ in billions)

(1)
For the years 2006 through 2008, assets under management are presented pro forma for the KPE Transaction, and therefore, exclude the net asset value of KPE and its former commitments to our investment funds.

(2)
As of December 31, 2013, we had $0.7 billion of unallocated commitments from a strategic partnership with a state pension plan and approximately $2.2 billion in connection with other infrastructure, energy and other private equity funds and co-investment vehicles, which are not reflected in the table above. Such commitments will not contribute to AUM until we are entitled to receive fees or a carried interest in accordance with our definition of AUM and consequently are not included in AUM as of December 31, 2013.

        The table below presents information as of December 31, 2013 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after December 31, 2013.

	Investment Period(1)		Amount
Private Markets	Commencement Date	End Date	Commitment(2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost(3)	Remaining Fair Value
Private Equity Funds
Asian Fund II	4/2013	4/2019	$5,825.0	$5,615.1	1.3%	$209.9	$—	$209.9	$201.1
North America Fund XI	9/2012	9/2018	8,718.4	5,903.3	2.9%	2,815.1	3.9	2,815.1	3,079.3
China Growth Fund	11/2010	11/2016	1,010.0	674.5	1.0%	335.5	32.6	318.0	399.9
E2 Investors (Annex Fund)	8/2009	11/2013	209.5	13.6	4.5%	195.9	—	195.9	426.3
European Fund III	3/2008	3/2014	6,241.1	1,689.4	4.6%	4,551.7	653.5	4,194.4	5,660.0
Asian Fund	7/2007	4/2013	3,983.3	134.1	2.5%	3,849.2	1,693.6	2,979.1	5,128.3
2006 Fund	9/2006	9/2012	17,642.2	1,205.4	2.1%	16,436.8	11,719.7	9,770.5	15,094.9
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	4,513.2	2,220.4	3,960.0
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	10,119.1	1,837.9	3,181.2
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,720.0	—	51.6

Total Private Equity Funds			58,465.7	15,235.4		43,230.3	37,455.6	24,541.2	37,182.6
Co-Investment Vehicles	Various	Various	3,166.3	974.5	Various	2,191.8	2,418.8	1,583.3	2,044.3

Total Private Equity			61,632.0	16,209.9		45,422.1	39,874.4	26,124.5	39,226.9

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,413.5	1,269.4	17.9%	144.1	6.1	137.6	140.7
Natural Resources Fund	Various	Various	876.1	303.1	Various	573.0	73.2	519.4	327.8
Global Energy Opportunities	Various	Various	861.0	716.6	Various	144.4	0.7	144.4	132.3
Infrastructure Fund	Various	Various	1,042.4	388.6	4.8%	653.8	24.3	653.8	710.3
Infrastructure Co-Investments	Various	Various	1,356.0	251.5	Various	1,104.5	226.8	1,104.5	1,319.5
Real Estate Partners Americas	5/2013	12/2016	1,229.1	962.5	16%	266.6	—	266.6	368.4

Real Assets			6,778.1	3,891.7		2,886.4	331.1	2,826.3	2,999.0

Private Markets Total			$68,410.1	$20,101.6		$48,308.5	$40,205.5	$28,950.8	$42,225.9

(1)
The commencement date represents the date on which the general partner of the applicable fund commenced investment of the fund's capital or the date of the first closing. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund's governing agreement to cease making investments on behalf of the fund, unless extended by a vote of the fund investors, or (ii) the date on which the last investment was made.

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2013, in the case of unfunded commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partner, with the limited partner's investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

Performance

        We take a long-term approach to Private Markets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and IRRs when deploying capital in these transactions. We have more than doubled the value of capital that we have invested in our Private Markets investment funds, turning $61.3 billion of capital into $126.5 billion of value from our inception in 1976 to December 31, 2013. The value of capital that we have invested in our Private Markets investment funds and that has been realized and partially realized has grown from $33.5 billion to $95.6 billion.

 Amount Invested and Total Value for
Private Markets Investment Funds
As of December 31, 2013

Total Investments	Realized/Partially Realized Investments

        From our inception in 1976 through December 31, 2013, our investment funds with at least 36 months of investment activity generated a cumulative gross IRR of 25.7%, compared to the 11.9% and 9.3% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and our returns assume reinvestment of distributions and do not reflect any fees or expenses. Such past performance, however, may not be representative of performance in any given period. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the most recent downturn, the investments in certain of our private equity funds at the time were marked down to 67% of original cost. For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition." and "—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns on our common units."

        The tables below present information as of December 31, 2013 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since December 31, 2013 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

			Fair Value of Investments
	Amount
					Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital**
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized
	($ in Millions)
Total Investments
Legacy Funds(1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1

Subtotal—Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1

Included Funds
European Fund (1999)(2)	3,085.4	3,085.4	8,720.0	51.6	8,771.6	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	10,119.1	3,181.2	13,300.3	22.5%	16.4%	2.2
European Fund II (2005)(2)	5,750.8	5,750.8	4,513.2	3,960.0	8,473.2	6.8%	5.0%	1.5
2006 Fund (2006)	17,642.2	16,436.8	11,719.7	15,094.9	26,814.6	11.1%	8.3%	1.6
Asian Fund (2007)	3,983.3	3,849.2	1,693.6	5,128.3	6,821.9	18.9%	13.2%	1.8
European Fund III (2008)(2)	6,241.1	4,551.7	653.5	5,660.0	6,313.5	13.9%	7.8%	1.4
E2 Investors (Annex Fund) (2009)(2)	209.5	195.9	—	426.3	426.3	28.4%	23.8%	2.2
China Growth Fund (2010)	1,010.0	335.5	32.6	399.9	432.5	12.2%	3.4%	1.3
Natural Resources Fund (2010)	876.1	573.0	73.2	327.8	401.0	-21.8%	-21.8%	0.7
Infrastructure Fund (2011)(3)	1,042.4	653.8	24.3	710.3	734.6	N/A	N/A	N/A
North America Fund XI (2012)(3)	8,718.4	2,815.1	3.9	3,079.3	3,083.2	N/A	N/A	N/A
Asian Fund II (2013)(3)	5,825.0	209.9	—	201.1	201.1	N/A	N/A	N/A
Real Estate Partners Americas (2013)(3)	1,229.1	266.6	—	368.4	368.4	N/A	N/A	N/A
Energy Income and Growth Fund (2013)(3)	1,413.5	144.1	6.1	140.7	146.8	N/A	N/A	N/A

Subtotal—Included Funds	63,026.8	44,867.8	37,559.2	38,729.8	76,289.0	15.5%	11.1%	1.7

All Funds	$79,501.3	$61,342.3	$87,828.5	$38,729.8	$126,558.3	25.7%	19.0%	2.1

			Fair Value of Investments
	Amount
					Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital**
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized
	($ in Millions)
Realized/Partially Realized Investments(4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1

Subtotal—Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1

Included Funds
European Fund (1999) (2)	3,085.4	2,681.1	8,720.0	51.6	8,771.6	29.7%	25.9%	3.3
Millennium Fund (2002)	6,000.0	4,093.0	9,710.3	1,900.8	11,611.1	38.0%	29.4%	2.8
European Fund II (2005)(2)	5,750.8	4,072.2	4,513.2	2,956.9	7,470.1	10.8%	9.5%	1.8
2006 Fund (2006)	17,642.2	4,649.1	11,268.7	3,279.5	14,548.2	26.2%	23.7%	3.1
Asian Fund (2007)	3,983.3	795.8	1,690.1	405.5	2,095.6	26.9%	23.7%	2.6
European Fund III (2008)(2)	6,241.1	230.9	409.7	—	409.7	23.4%	21.9%	1.8
E2 Investors (Annex Fund) (2009)(2) (4)	209.5	—	—	—	—	—	—	—
China Growth Fund (2010)	1,010.0	17.5	28.5	—	28.5	33.5%	33.5%	1.6
Natural Resources Fund (2010)	876.1	522.9	69.2	295.6	364.8	-21.8%	-21.8%	0.7
Infrastructure Fund (2011)(4)	1,042.4	—	—	—	—	—	—	—
North America Fund XI (2012)(4)	8,718.4	—	—	—	—	—	—	—
Asian Fund II (2013)(4)	5,825.0	—	—	—	—	—	—	—
Real Estate Partners Americas (2013)(4)	1,229.1	—	—	—	—	—	—	—
Energy Income and Growth Fund (2013)(4)	1,413.5	—	—	—	—	—	—	—

Subtotal—Included Funds	63,026.8	17,062.5	36,409.7	8,889.9	45,299.6	26.5%	22.3%	2.7

All Realized/Partially Realized Investments	$79,501.3	$33,537.0	$86,679.0	$8,889.9	$95,568.9	26.1%	21.3%	2.8

(1)
These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III and E2 Investors (Annex Fund) include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million and €55.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2013 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to December 31, 2013. None of the Infrastructure Fund, North America Fund XI, Asian Fund II, Real Estate Partners Americas or Energy Income and Growth Fund have invested for at least 36 months as of December 31, 2013. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
Investments are considered partially realized when realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. None of the E2 Investors (Annex Fund), Infrastructure Fund, North America Fund XI, Asian Fund II, Real Estate Partners Americas or Energy Income and Growth Fund have realized a material portion of invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Private Equity

        We are a world leader in private equity, having raised 18 funds with approximately $74.9 billion of capital commitments through December 31, 2013. We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages our sizeable team of operating consultants, who work exclusively with our investment professionals and portfolio company management teams and otherwise at our direction, as well as our senior advisors, many of whom are former chief executive officers and leaders of the business community.

Portfolio

        The following chart presents information concerning the amount of capital invested by private equity funds by geography through December 31, 2013. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple geographies.

Dollars Invested by Geography
(European Fund and Subsequent Funds
as of December 31, 2013)

        Our current private equity portfolio consists of over 85 companies with more than $200 billion of annual revenues. These companies are headquartered in 19 countries and operate in 15 general industries which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.

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

        We believe that we have achieved a leading position in the private equity industry by applying a disciplined investment approach and by building strong partnerships with highly motivated management teams who put their own capital at risk. When making private equity investments, we seek out strong business franchises, attractive growth prospects, leading market positions, and the ability to generate attractive returns. In our private equity funds, we do not effect transactions that are "hostile", meaning a target company's board of directors makes an unfavorable recommendation with respect to the transaction or publicly opposes the consummation of the transaction.

Sourcing and Selecting Investments

        We have access to significant opportunities for making private equity investments as a result of our sizeable capital base, global platform, and relationships with leading executives from major companies, commercial and investment banks, and other investment and advisory institutions. Members of our global network contact us with new investment opportunities, including a substantial number of exclusive investment opportunities and opportunities that are made available to only a limited number of other firms. We also proactively pursue business development strategies that are designed to generate deals internally based on the depth of our industry knowledge and our reputation as a leading financial sponsor.

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

Due Diligence and the Investment Decision

        When an investment team determines that an investment proposal is worth consideration, the proposal is formally presented to the applicable regional investment committee and the due diligence process commences if appropriate. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational improvement and value creation. When conducting due diligence, investment teams evaluate a number of important business, financial, tax, accounting, environmental, social, governance, legal and regulatory issues in order to determine whether an investment is suitable. While the due diligence process differs depending on the type of investment we make, generally, in connection with the private equity due diligence process, investment professionals spend significant amounts of time meeting with a company's management and operating personnel, visiting plants and facilities, and where appropriate, speaking with other stakeholders interested in and impacted by the investment in order to understand the opportunities and risks associated with the proposed investment. Our investment professionals may also use the services of outside accountants, consultants, lawyers, investment banks, and industry experts as appropriate to assist them in this process. Investment committees monitor all due diligence practices, and the applicable investment committee must approve an investment before it may be made.

Building Successful and Competitive Businesses

        Portfolio management committees are responsible for working with our investment professionals from the date on which a private equity investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. When investing in a private equity portfolio company, we partner with management teams to execute on our investment thesis, and we rigorously track performance through regular monitoring of detailed operational and financial metrics as well as appropriate environmental, social and governance issues. We have developed a global network of experienced managers and operating executives who assist the private equity portfolio companies in making operational improvements and achieving growth. We augment these resources with operational guidance from operating consultants at KKR Capstone, senior advisors, and investment teams, and with "100-Day Plans" that focus the firm's efforts and drive our strategies. We seek to emphasize efficient capital management, top-line growth, R&D spending, geographical expansion, cost optimization, and investment for the long-term.

Realizing Investments

        We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2013, the firm has generated approximately $87.8 billion of cash proceeds from the sale of our private equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.

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

        Each private equity fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments. Our newest private equity funds, the North America Fund XI and our Asian Fund II have a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Such performance hurdles are subject to a catch-up allocation to the general partner after the hurdle has been reached. Our earlier private equity funds do not include a performance hurdle. The timing of receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, and is distributed to the general partner of a private equity fund only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity" for a discussion of netting holes. Net realized profit or loss is not netted between or among funds except for the Annex Fund as discussed below under "—Other Private Equity Investment Vehicles—E2 Investors (Annex Fund)". In addition, the agreements governing KKR's private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Clawback Provision", "Management's Discussion and Analysis of Financial Condition—Critical Accounting Policies—Net Loss Sharing Provision" and "Risk Factors—The "clawback" or "net loss sharing" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."

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

        We also enter into monitoring agreements with our portfolio companies pursuant to which we receive periodic monitoring fees in exchange for providing them with management, consulting, and other services, and we typically receive transaction fees for providing portfolio companies with financial, advisory and other services in connection with specific transactions. In some cases, we may be entitled to other fees that are paid by an investment target upon closing a transaction or when a potential investment is not consummated. Our private equity fund agreements typically require us to share 80% to 100% of any monitoring, transaction and other fees that are allocable to a fund (after reduction for expenses incurred allocable to a fund from unconsummated transactions) with fund investors.

        In addition, the agreements governing our private equity funds enable investors in those funds to reduce their capital commitments available for further investments, on an investor-by-investor basis, in the event certain "key persons" (for example, both of Messrs. Kravis and Roberts, and, in the case of certain geographically or product focused funds, one or more of the investment professionals focused on such funds) cease to be actively involved in the management of the fund. While these provisions do not allow investors in our funds to withdraw capital that has been invested or cause a fund to terminate, the occurrence of a "key man" event could cause disruption in our business, reduce the amount of capital that we have available for future investments, and make it more challenging to raise additional capital in the future.

        To the extent investors in our private equity funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, fund investors may have remedies against us, our private equity funds, our principals, or our affiliates under the federal securities laws and state laws. While the general partners and investment advisers to our private equity funds, including their directors, officers, other employees, and affiliates, are generally indemnified by the private equity funds to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our private equity funds, such indemnity does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

        Because private equity fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our private equity fund documents generally require the general partners of the funds to make minimum capital commitments to the funds. The amounts of these commitments, which are negotiated by fund investors, generally range from 2% to 4% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and acquires a capital interest in the investment that is not subject to a carried interest or management fees. Prior to the KPE Transaction, these capital contributions were funded with cash from operations that otherwise would be distributed to our principals. Subsequent to the KPE Transaction, these general partner commitments are made through our Capital Markets and Principal Activities segment.

Other Private Equity Investment Vehicles

        E2 Investors (Annex Fund).    We established the Annex Fund in 2009 to enable fund investors in the European Fund II and the Millennium Fund to make additional investments in portfolio companies of the European Fund II, which had already been fully invested. This fund has several features that distinguish it from our other private equity funds, including: (i) it does not pay a management fee to us; (ii) its general partner is only entitled to a carried interest after netting any losses, costs, and expenses relating to European Fund II and certain Millennium Fund investments from the profits of the Annex Fund investments; and (iii) no transaction or incremental monitoring fees are charged in connection with investments in which the Annex Fund participates. The Annex Fund reached the end of its investment period in November 2013.

        Other Private Equity Products.    We have offered significant co-investment opportunities to both fund investors and other third parties. We have built out our capital markets and distribution capabilities and created new investment structures and products that allow us to syndicate a portion of the equity needed to finance acquisitions. These structures include co-investment vehicles and a principal-protected private equity product, which generally entitles the firm to receive management fees and/or a carried interest. In addition, we manage certain separately managed accounts in the form of separate investment vehicles based on terms that are separately negotiated with investors in those vehicles. We have also launched multi-strategy products, which invest in our funds, co-investment vehicles and external funds. As of December 31, 2013, we had $4.6 billion of AUM in these other private equity products.

Real Assets

Energy

        We manage investments in energy assets, such as oil and natural gas properties. In 2010 we launched our first dedicated energy fund, the KKR Natural Resources Fund, which seeks to acquire and operate oil and natural gas properties in mature basins located primarily in the United States. In acquiring these properties, which are typically considered to be non-core by their sellers, we seek to generate value through optimizing production around the acquired properties (via workovers and other operational initiatives), reducing operating costs, and optimizing commercial and marketing arrangements.

        Since the launch of the KKR Natural Resources Fund, we have invested in our capabilities, both with respect to our team of investment professionals and our relationships with technical partners. With these capabilities, we have expanded our energy strategy to target real asset investment opportunities across the upstream and midstream segments of the oil and gas industry. As part of this effort, we have completed investments in oil and gas drilling development transactions with operating companies and have also acquired mineral and royalty interests. We invest in various of these energy strategies through our newest energy fund, the KKR Energy Income and Growth Fund. As of December 31, 2013, we have received $2,289.6 million of capital commitments to our energy funds and $861.0 million of capital commitments to this strategy through separately managed accounts.

        Our energy business aims to deliver current returns to fund investors through distributions generated by producing and selling the oil and natural gas reserves of these acquired properties and providing fund investors with exposure to commodity prices and the optionality of future drilling and production. We work closely with external teams of technical and operational experts to assist in the selection, evaluation and operation of investments.

Infrastructure

        We manage investments in infrastructure assets in order to capitalize on the growing demand for global infrastructure investment, and began investing through our first dedicated infrastructure fund, KKR Global Infrastructure Investors L.P., in 2011. We believe that the global infrastructure market provides an opportunity for the firm's combination of private investment, operational improvement and stakeholder engagement skills. This strategy seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. Through this strategy we have made investments in parking, alternative energy, district heating and contracted electricity generation, water and wastewater and telecommunications infrastructure. As of December 31, 2013, we had received $1,042.4 million of capital commitments to our Infrastructure Fund and $1,356.0 million of capital commitments to this strategy through co-investment vehicles.

Real Estate

        We have hired several experienced real estate investment executives since 2011, who have helped the firm develop a dedicated real estate strategy. Committing our own seed capital to develop this strategy, we launched our first dedicated real estate fund, KKR Real Estate Partners Americas, in 2013. In addition, we have the flexibility to invest in real estate transactions across the capital structure through various vehicles, including our private equity and alternative credit funds. This platform targets real estate opportunities, including direct investments in real property, debt, special situations transactions and businesses with significant real estate holdings that can benefit from KKR's operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction specific needs, including the outright purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities. Through this strategy, we have made real estate investments in residential and commercial assets. As of December 31, 2013, we have received $1.2 billion of capital commitments through our real estate fund.

Real Asset Investment Process

        Our energy, infrastructure and real estate funds have a similar investment process as that described under "—Private Equity." Investment teams for a particular real asset strategy formally present investments to the applicable strategy oriented investment committee, which monitors all due diligence practices and must approve an investment before it may be made. Each of our real asset strategies also has a portfolio management committee that works with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. In addition to leveraging the resources of the firm, our energy and real estate investment teams partner with technical experts and operators to manage our real asset investments.

Real Asset Fund Structures

        Our energy, infrastructure and real estate funds have investment periods of up to 6 years and generally have a fund term of up to 13 years. Management fees for such funds range from 0.75% to 1.5% on commitments, invested capital or net asset value during the investment period and on unreturned contributions or net asset value for investments thereafter, subject to certain adjustments. These funds generally have performance hurdles of 8% to 10% subject to a catch-up allocation to the general partner after the hurdle has been reached. Thereafter the general partners of such funds share in 10% to 20% of net profits realized by limited partners.

Public Markets

        We operate our credit and hedge funds businesses through the Public Markets segment. Our credit business is managed by KKR Asset Management, LLC, or KAM, an SEC registered investment adviser. KAM advises funds, structured finance vehicles, separately managed accounts, business development companies ("BDCs") and other investment companies registered under the Investment Company Act of 1940 (the "Investment Company Act") that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds and (ii) alternative credit strategies such as mezzanine investments, special situations investments, direct lending investments and long/short credit. In addition, on February 19, 2014, KKR acquired Avoca Capital and its affiliates ("Avoca"), a leading European credit investment manager with approximately $8.4 billion in assets under management as of December 31, 2013.

        In addition to our credit business, we have a hedge funds business that offers a variety of investment strategies and focuses on providing investment solutions for institutional investors. These strategies are managed by KAM and Prisma Capital Partners LP, or KKR Prisma, an SEC registered investment adviser. This business offers customized hedge fund portfolios, hedge fund-of-fund solutions and a long/short equity strategy. In addition, on January 23, 2013, we acquired a 24.9% interest in Nephila Capital Ltd. ("Nephila"), an investment manager focused on investing in natural catastrophe and weather risk.

        We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

        As of December 31, 2013, this segment had $33.1 billion of AUM, comprised of $13.0 billion of assets managed in our leveraged credit strategies, $6.5 billion of assets managed in our alternative credit strategies, $2.3 billion of assets managed across a range of strategies through KFN, $10.1 billion of assets managed in our hedge fund solutions strategies, $0.4 billion of assets managed in our liquid long/short equity strategies and $0.8 billion of assets managed in other strategies. Our alternative credit investments include $1.8 billion of assets managed in our mezzanine strategy, $3.0 billion of assets managed in our special situations strategy, $1.5 billion of assets managed in our direct lending strategy and $0.2 billion of assets managed in our long/short credit strategy. The following chart presents the growth in the AUM of our Public Markets segment from the commencement of its operations in August 2004 through December 31, 2013.

Public Markets Assets Under Management(1)
($ in billions)

(1)
For years 2006 through 2008, assets under management are presented pro forma for the KPE Transaction and, therefore, exclude the net asset value of KPE and its former commitments to our investment funds.

(2)
Assets under management as of December 31, 2013 do not include the AUM of Avoca, which did not contribute to Public Markets AUM until the completion of the acquisition on February 19, 2014. In addition, assets managed by entities in which we hold a minority interest, such as Nephila, are not included.

Credit

Performance

        We generally review our performance in our credit business by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. In certain cases these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2013. Past performance is no guarantee of future results.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

	Inception Date	AUM	Gross Return	Net Returns	Benchmark(1)	Benchmark Gross Returns
Bank Loans Plus High Yield(2)	July 2008	$3,343	10.56%	9.86%	65% S&P/LSTA, 35% BoAML HY Master II Index(3)	7.92%
Opportunistic Credit	May 2008	1,033	16.66%	14.24%	BoAML HY Master II Index(4)	9.97%
Bank Loans(2)	April 2011	2,052	6.34%	5.70%	S&P/LSTA Loan Index(5)	5.03%
High Yield(2)	April 2011	1,278	9.45%	8.85%	BoAML HY Master II Index(6)	8.37%
Bank Loans Conservative	April 2011	831	5.56%	4.93%	S&P/LSTA BB-B Loans(7)	5.00%

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

(2)
The AUM of the Bank Loans Plus High Yield strategy is also included in the AUM of the High Yield strategy and the AUM of the Bank Loans strategy.

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

(6)
Performance is based on a composite of portfolios that primarily invest in high yield securities. The Benchmark used for purposes of comparison for the High Yield strategy is based on the BoAML HY Master II Index.

(7)
Performance is based on a composite of portfolios that primarily invest in leveraged loans rated B-/Baa3 or higher. The Benchmark used for purposes of comparison for the Bank Loans strategy is based on the S&P/LSTA BB/B Loan Index

        Our alternative credit strategies primarily invest in more illiquid instruments through closed-end funds. The following table presents information regarding our Public Markets alternative credit vehicles that are the most similar to our Private Markets investment funds in terms of fee structure, commitment period and other terms, from inception to December 31, 2013. Our other alternative credit and equity strategies have begun investing more recently and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

Alternative Credit Strategies: Fund Performance

				Fair Value of Investments
		Amount
	Inception Date			Realized Value	Unrealized Value	Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital**
		Commitment	Investment
		($ in Millions)
KKR Special Situations Fund L.P.	12/2012	$1,967.7	$622.0	$3.2	$671.3	$674.5	40.0%	23.3%	1.1
KKR Mezzanine Partners L.P.	3/2010	987.0	522.9	146.6	545.3	691.9	18.4%	10.5%	1.3
KKR Lending Partners L.P.	12/2011	417.5	345.5	27.3	375.8	403.1	16.1%	13.0%	1.2

All Funds		$3,372.2	$1,490.4	$177.1	$1,592.4	$1,769.5			1.2

*
IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period. Net IRRs presented are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees. Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.

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

        Such past performance may not be representative of performance in any given period. For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition." and "—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns on our common units."

Investment Approach

        Our approach to making investments focuses on creating investment portfolios that seek to generate attractive risk-adjusted returns by selecting investments that may be made at attractive prices, subjecting investments to regular monitoring and oversight, and, for more liquid investments, making buy and sell decisions based on price targets and relative value parameters. The firm employs both "top-down" and "bottom-up" analyses when making investments. Our top-down analysis involves, as appropriate, a macro analysis of relative asset valuations, long-term industry trends, business cycles, regulatory trends, interest rate expectations, credit fundamentals and technical factors to target specific industry sectors and asset classes in which to invest. From a bottom-up perspective, our investment decision is predicated on an investment thesis that is developed using our proprietary resources and knowledge and due diligence.

Sourcing and Selecting Investments

        We source investment opportunities through a variety of channels, including internal deal generation strategies and the firm's global network of contacts at major companies, corporate executives, commercial and investment banks, financial intermediaries, other private equity sponsors and other investment and advisory institutions. We are also provided with opportunities to invest in certain strategies, where appropriate, in the securities of KKR's private equity portfolio companies, though there are limitations across the platform on the maximum size of such KKR-affiliated investments.

Due Diligence and the Investment Decision

        Once a potential investment has been identified, our investment professionals screen the opportunity and make a preliminary determination concerning whether we should proceed with further diligence. When evaluating the suitability of an investment for our funds, we employ a relative value framework and subject the investment to due diligence. This review considers, as appropriate, expected returns, capital structure, credit ratings, historical and projected financial data, the issuer's competitive position, the quality and track record of the issuer's management team, margin stability, and industry and company trends. Investment professionals use the services of outside advisors and industry experts as appropriate to assist them in the due diligence process and, when relevant and permitted, leverage the knowledge and experience of our Private Markets investment professionals. Strategy-specific investment committees monitor all due diligence practices.

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

Credit Strategies and Vehicles

KFN

        KKR Financial Holdings LLC (NYSE: KFN), or KFN, is an NYSE-listed specialty finance company that commenced operations in July 2004. Its majority-owned subsidiaries finance and invest in financial assets, including below investment grade corporate debt, marketable equity securities and private equity. Additionally, KFN, through its subsidiaries, has made additional investments in other asset classes including specialty lending, energy and real estate. Below investment grade debt includes senior secured and unsecured loans, mezzanine loans, high yield bonds, and distressed and stressed debt. KAM serves as the external manager of KFN under a management agreement and is entitled to receive a management fee and an incentive fee. Historically, KFN has formed a part of our Public Markets business. On December 16, 2013, we, certain of our affiliates and KFN entered into a merger agreement pursuant to which KFN would become a subsidiary of KKR. The completion of the merger is subject to various conditions, including, among others things, obtaining the requisite approval of KFN's shareholders.

Credit Strategies

        Our credit strategies business pursues investments in debt securities ranging from liquid securities such as leveraged loans and high-yield bonds to alternative credit including longer-duration strategies such as mezzanine, special situations and direct lending. These investments may be made across a range of vehicles including funds, single- or cross-strategy separately managed accounts and BDCs. These managed accounts enable us to tailor an investment program to meet the specific risk, return and investment objective of investors in our funds.

        Leveraged Credit.    Our leveraged credit strategies are directed at investing in leveraged loans, high-yield bonds, or a combination of both. They are pursued primarily through separately managed accounts and registered investment companies, with a smaller amount of capital residing in funds. We are entitled to receive a fee for managing these vehicles.

        Structured Credit Vehicles.    Beginning in 2005, we began managing structured credit vehicles in the form of collateralized loan obligation transactions, or CLOs. CLOs are typically structured as bankruptcy-remote, special purpose investment vehicles which acquire, monitor and, to varying degrees, manage a pool of credit assets. KFN conducts a majority of its business through its holdings of a majority of the voting securities of, and certain other interests in, such CLOs. The CLOs serve as long term financing for credit investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate for KFN and other credit funds. We may receive a fee for managing certain CLOs.

        Alternative Credit.    In the last several years, our Public Markets business has expanded to include adjacent investment strategies in alternative credit which leverage the knowledge and relationships developed in the leveraged credit business. These strategies include mezzanine, distressed or special situations investing, direct lending and long/short credit. As with our leveraged credit strategy, these are pursued through a combination of separately managed accounts, a BDC and funds. For managing these accounts and funds, we are entitled to receive either fees or a combination of fees and carried interest.

          Direct Lending.     We manage investments in proprietarily sourced primarily senior debt financings for middle-market companies through our direct lending strategy. We closed our first dedicated direct lending fund, KKR Lending Partners L.P. in December 2012 and managed $1.5 billion of assets in this strategy as of December 31, 2013.

          Mezzanine.    We manage mezzanine investments primarily through a fund that invests in directly sourced third-party mezzanine transactions. These investments often consist of mezzanine debt, which generates a current yield, coupled with marginal equity exposure with additional upside potential. We closed our first dedicated mezzanine fund, KKR Mezzanine Partners L.P. in August 2011 and managed $1.8 billion of assets in this strategy as of December 31, 2013.

          Special Situations.     We seek to make opportunistic investments largely in distressed companies through our special situations investment strategy. These investments include secondary market distressed investments (including post-restructuring equity), control-oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing, structured principal investments, and other event-driven investments in debt or equity. We closed our first dedicated special situations fund, KKR Special Situations Fund L.P., in December 2013 and managed $3.0 billion of assets in this strategy as of December 31, 2013.

          Long/short credit.     In 2012 we launched our long/short credit strategy, which invests across capital structures with a focus primarily on corporate credit opportunities and managed $0.2 billion of assets in this strategy as of December 31, 2013.

Products for Individual Investors

        KKR Asset Management LLC serves as the registered investment adviser to investment companies registered under the Investment Company Act (or, in the case of the BDC we manage, as its sub-adviser), which are subject to the Investment Company Act and the rules thereunder. The management fees we receive from these registered investment companies are generally paid on a regular basis (typically monthly) and proportionately increase or decrease based on the net asset value or gross assets of the investment company. The management fees we are paid for managing these investment companies will generally be subject to contractual rights that require their board of directors to provide prior notice (or, in the case of the BDC we manage, the investment adviser) in order to terminate our investment management services.

Hedge Funds

Overview

        Our hedge fund business is comprised of direct hedge funds, customized hedge fund solutions, and interests in other public markets businesses. We established our hedge fund business in 2011 with the hiring of a team of experienced public equity investment executives, who manage our long/short equity strategy. In October 2012 we further expanded our hedge fund business with the acquisition of Prisma Capital Partners LP ("KKR Prisma"), through which we provide customized hedge fund portfolio and hedge fund-of-fund solutions. In 2013, we further grew this business with the acquisition of a 24.9% interest in Nephila, an investment manager focused on investing in natural catastrophe and weather risk.

KKR Prisma

        KKR Prisma constructs and manages customized hedge fund portfolios and hedge fund-of-funds. It seeks to deliver superior performance by utilizing portfolio construction techniques and an integrated, quantitative approach to risk management. KKR Prisma takes a specialist approach by seeking leading niche hedge fund managers in each strategy. Various strategies are offered to investors, including moderate and low-volatility, equity, credit and opportunistic, in both commingled and separate account portfolios. For the year ended December 31, 2013, KKR Prisma's low volatility composite, consisting of all fee-paying accounts that it manages using a low volatility strategy, returned 12.0% gross of fees. As of December 31, 2013, KKR Prisma managed $10.1 billion of AUM.

KKR Equity Strategies

        KKR Equity Strategies pursues fundamental research driven long/short investments, primarily in liquid public equity securities of companies that are based in North America and Latin America. Launched in 2011, the team targets a low volatility and low net exposure approach. The team also utilizes proprietarily developed portfolio risk analytics that have an important role in informing the team's research, investment decision-making and monitoring processes. As of December 31, 2013, KKR Equity Strategies managed $0.4 billion of AUM.

Public Markets Vehicle Structures

        The table below presents information as of December 31, 2013 relating to our Public Markets Vehicles.

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
KFN	$2,252	$2,252	1.75%	25.00%	8.00%	Indefinite(1)
Leveraged Credit:
Leveraged Credit SMAs/Funds	5,200	5,196	0.50% - 1.00%	N/A	N/A	Subject to redemptions
CLO's	6,654	1,726	0.50%	N/A	N/A	10 - 14 Years(3)

Total Leveraged Credit	11,854	6,922
Alternative Credit(2)	5,264	4,526	0.75% - 1.50%(4)	10.00 - 20.00%	7.00 - 8.00%	8 - 15 Years(3)
Long/Short Equities	448	327	1.25% - 1.50%	17.50 - 20.00%	N/A	Subject to redemptions
Hedge Fund Solutions	10,105	10,099	0.50% - 1.50%	Various (5)	Various (5)	Subject to redemptions
Corporate Capital Trust(6)	2,367	2,367	1.00%	10.00%	7.00%	7 years
Other	787	748	0.50% - 1.50%	Various	Various	Various

Total	$33,077	$27,241

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

(6)
Corporate Capital Trust is a BDC sub-advised by KAM. By December 31, 2018, the capital in the Corporate Capital Trust vehicle may have an indefinite duration. This vehicle invests in both leveraged credit and alternative credit strategies.

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines KKR's principal assets with our global capital markets business.

        Our capital markets business employs approximately 45 executives and supports our firm, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When we underwrite an offering of securities or a loan on a firm commitment basis, we commit to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When we act in an agency capacity, we generate revenue for arranging financing or placing securities or debt with capital markets investors. To allow us to carry out these activities, we are registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners, and non-bank financial companies, or NBFCs, in India.

        KKR's principal assets, which include investments in our investment funds and co-investments in certain portfolio companies of such funds, provide us with a significant source of capital to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our fund investors and other stakeholders. The majority of our principal assets consist of general partner interests in KKR investment funds, limited partner interests in certain KKR private equity funds, co-investments in certain portfolio companies of such private equity funds, and other assets we acquired in the KPE Transaction, with the remaining holdings consisting of assets held in the development of our business, including seed capital for new strategies and other opportunistic investments. We believe that the market experience and skills of professionals in our capital markets business and the investment expertise of professionals in our Private Markets and Public Markets segments will allow us to continue to grow and diversify this asset base over time.

        As of December 31, 2013, the segment had $5.0 billion of investments at fair value. The following charts present information concerning our principal assets by type as of December 31, 2013.

Investments by Type

Client & Partner Group

        We have a Client & Partner Group that is responsible for raising capital for us globally across all products, expanding our client relationships across asset classes and across types of fund investors, developing products to meet our clients' needs, and servicing existing fund investors and products. We also provide fundraising services to Nephila. As of December 31, 2013, we had 74 executives and professionals dedicated to our Client & Partner Group.

        As of December 31, 2013, we had approximately 700 investors in funds across all our strategies, which reflects the addition of approximately 120 investors during the year. On average, a fund investor is invested in approximately 1.6 of our products as of December 31, 2013. The following charts detail our investor base by type and geography as of December 31, 2013.

Investor Base By Type(1)	Investor Base By Geography(1)

(1)
Based on the AUM of our Private Markets investment funds, Private Markets co-investment vehicles, and Public Markets separately managed accounts and investment funds with allocations assigned to a type or geographic region according to subscriptions received from a limited partner.

Competition

        We compete with other investment managers for both fund investors and investment opportunities. The firm's competitors consist primarily of sponsors of public and private investment funds, real estate development companies, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers. We believe that competition for fund investors is based primarily on investment performance, investor liquidity and willingness to invest, investor perception of investment managers' drive, focus and alignment of interest, business reputation, duration of relationships, quality of services, pricing, fund terms including fees, and the relative attractiveness of the types of investments that have been or are to be made. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution. In addition to these traditional competitors within the global investment management industry, we also face competition from local and regional firms, financial institutions and sovereign wealth funds, in the various countries in which we invest. In certain emerging markets, local firms may have more established relationships with the companies in which we are attempting to invest. These competitors often fall into one of the aforementioned categories but in some cases may represent new types of fund investors, including high net worth individuals, family offices and state- sponsored entities.

        There are numerous funds focused on private equity, real assets, credit and hedge fund strategies that compete for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. For example, funds focused on credit and equity strategies have become active in taking control positions in companies, while private equity funds have acquired minority and/or debt positions in publicly listed companies. This convergence could heighten competition for investments. Furthermore, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors may become more acute.

        Some of the entities that we compete with as an investment firm may have greater financial, technical, marketing and other resources and more personnel than us and, in the case of some asset classes, longer operating histories, more established relationships or greater experience. Several of our competitors also have raised, or may raise, significant amounts of capital and have investment objectives that are similar to the investment objectives of our funds, which may create additional competition for investment opportunities. Some of these competitors may also have lower costs of capital and access to funding sources that are not available to us, which may create competitive advantages for them. For example, master limited partnerships, or MLPs, which typically invest in oil and gas assets, may have a lower cost of capital than, and may compete with our energy funds for investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which may provide them with a competitive advantage in bidding for such investments.

        We expect to compete as a capital markets business primarily with investment banks and independent broker-dealers in the North America, Europe, Asia-Pacific and the Middle East. We principally focus our capital markets activities on the firm, our portfolio companies and fund investors, but we also seek to service other third parties, principally through Merchant Capital Solutions LLC. While we generally target customers with whom we have existing relationships, those customers may have similar relationships with the firm's competitors, many of whom will have access to competing securities transactions, greater financial, technical or marketing resources or more established reputations than us. The limited operating history of our capital markets business could make it difficult for us to compete with established investment banks or broker-dealers, participate in capital markets transactions of issuers or successfully grow the firm's capital markets business over time.

        Competition is also intense for the attraction and retention of qualified employees and consultants. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and consultants and retain and motivate our existing employees and consultants.

Employees, Consultants and Advisors

        As of December 31, 2013, we employed or retained the services of over 1,000 people worldwide:

Investment Professionals	265
Other Professionals	472
Support Staff	256

Total Employees	993
KKR Capstone	53
Senior Advisors	38

Total Employees, Consultants and Advisors(1)	1,084

(1)
Does not include all consultants who provide services to us or our funds.

Investment Professionals

        Our 265 investment professionals come from diverse backgrounds in private equity, real assets, credit, hedge funds and other investment assets and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value, and generating superior returns.

Other Professionals

        Our 472 other professionals come from diverse backgrounds in capital markets, capital raising, client servicing, public affairs, finance, tax, legal, human resources, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing fund investors and creating relationships with new fund investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.

KKR Capstone

        We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of 53 operating consultants at KKR Capstone, who work exclusively with our investment professionals and portfolio company management teams and otherwise at our direction. With professionals in North America, Europe and the Asia-Pacific, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes. During the initial phases of an investment, KKR Capstone's work seeks to implement our thesis for value creation. Our operating consultants may assist portfolio companies in addressing top-line growth, cost optimization and efficient capital allocation and in developing operating and financial metrics. Over time, this work shifts to identifying challenges and taking advantage of business opportunities that arise during the life of an investment.

Senior Advisors

        To complement the expertise of our investment professionals, we have a team of 38 senior advisors to provide us with additional operational and strategic insights. The responsibilities of senior advisors include serving on the boards of our portfolio companies, helping us source and evaluate individual investment opportunities and assisting portfolio companies with operational matters. These individuals include former chief executive officers, chief financial officers and chairmen of Fortune 500 companies, as well as other individuals who have held leading positions in major corporations and public agencies worldwide.

Organizational Structure

        The following simplified diagram illustrates our organizational structure as of December 31, 2013, unless otherwise noted. Certain entities depicted below may be held through intervening entities not shown in the diagram.

(1)
KKR Management LLC serves as the general partner of KKR & Co. L.P., which is governed by a Board of Directors consisting of a majority of independent directors. KKR Management LLC does not hold any economic interests in KKR & Co. L.P. and is owned by senior KKR principals.

(2)
KKR Holdings is the holding vehicle through which certain of our current and former principals indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with applicable vesting and transfer restrictions. As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of December 31, 2013, KKR Holdings had a 58.4% interest in our business indirectly through its limited partner interests in the KKR Group Partnerships.

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

(7)
KKR Management Holdings L.P. is the parent company of Kohlberg Kravis Roberts & Co. L.P., the SEC-registered investment adviser, which in turn is generally the parent company for KKR's other management and capital markets subsidiaries including KKR Asset Management LLC, Prisma Capital Partners LP and KKR Capital Markets Holdings L.P., the holding company for KKR Capital Markets LLC. KKR Fund Holdings L.P. is the parent company of Avoca.

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

United States

Regulation as an Investment Adviser

        We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiaries KKR Asset Management LLC and Prisma Capital Partners LP, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act. The investment advisers are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our fund investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.

        KKR Asset Management is subject to regulation under the Investment Company Act as an investment adviser to registered investment companies. The KKR Income Opportunities Fund is a closed-end management investment company, and KKR Series Trust is an open-end management investment company, registered under the Investment Company Act. The open-end management investment company, the closed-end management company and KKR Asset Management are subject to the Investment Company Act and the rules thereunder, which among other things regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. Avoca is a sister company of Kohlberg Kravis Roberts & Co. L.P.

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

United Kingdom

        KKR Capital Markets Limited, one of our subsidiaries, is authorized in the United Kingdom under the Financial Services and Markets Act 2000, or FSMA, and has permission to engage in a number of activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. KKR Capital Markets Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area and Gibraltar. Kohlberg Kravis Roberts & Co. Partners LLP, another one of our subsidiaries, is authorized in the United Kingdom under FSMA and has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR Asset Management Partners LLP, another one of our subsidiaries, is authorized in the United Kingdom under FSMA and has permission to engage in a number of regulated activities including and advising on and arranging deals in relation to certain types of specified investments. FSMA and related rules govern most aspects of investment business, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. On February 19, 2014, KKR acquired Avoca, a European credit investment firm. Avoca is authorized in the United Kingdom under FSMA. The Financial Conduct Authority or FCA is responsible for administering these requirements and our compliance with them. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain "controlled functions" within the financial services industry of officers or employees performing such functions or other similar consequences. Prisma Capital Management International LLP is authorized by the FCA to carry on any investment services and activities on a regular basis except reception and transmission of orders in relation to one or more financial instruments or investment advice.

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

        KKR Capital Markets LLC and MCS Capital Markets LLC, respectively, are also registered as an international dealer under the Securities Act (Ontario). This registration permits us to trade in non-Canadian equity and debt securities with certain types of investors located in Ontario, Canada.

        KKR Capital Markets Japan Limited, a joint stock corporation, is a certified Type II Financial Instruments Business Operator (broker dealer) registered under the Financial Instruments and Exchange Act of Japan, and a certified money lender registered under the Money Lending Business Act of Japan.

        KKR MENA Limited, a Dubai International Financial Centre company, is licensed to arrange credit or deals in investments, advise on financial products or credit, and manage assets, and is regulated by the Dubai Financial Services Authority.

        KKR Saudi Limited is licensed by the Capital Market Authority in Saudi Arabia and is authorized for the activity of arranging in the securities business.

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

        KKR Singapore Pte. Ltd. is licensed by the Monetary Authority of Singapore to conduct fund management for accredited and/or institutional investors only through a capital markets services license.

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

        KKR India Alternative Credit Opportunities Fund I, KKR India Debt Fund I, KKR India Debt Opportunities Fund III are licensed by the SEBI as a Category II Alternative Investment Fund—Debt Fund pursuant to which it can raise capital from eligible investors and make investments primarily in debt or debt securities of listed or unlisted Indian issuers.

        KKR Account Adviser (Mauritius) Ltd., is registered as a Foreign Institutional Investor ('FII') with SEBI pursuant to which it can investment in listed and unlisted securities of Indian issuers and facilitate investments by registered sub-accounts.

        Silverview Investments Pte. Ltd. is registered as an FII sub-account with SEBI pursuant to which it can make investments in listed and unlisted securities of Indian issuers.

        KKR Asia II Portfolio Investors Pte. Ltd. is registered as an FII sub-account with SEBI pursuant to which it can make investments in listed and unlisted securities of Indian issuers.

        Motichand Finance Private Limited is registered with the Reserve Bank of India as a non-deposit taking non-banking financial company and is authorized to undertake lending and financing activities.

        Daena Venture Capital Investments, Ltd. is registered with SEBI as a foreign venture capital investor, or FVCI, pursuant to which it can make certain investments in securities of Indian issuers and is incorporated as an investment holding company in Mauritius regulated by the Financial Services Commission, Mauritius.

        Avoca is regulated by the Central Bank of Ireland.

        From time to time, one or more of our investment funds or their related investment vehicles may be regulated as a mutual fund by the Cayman Islands Monetary Authority, regulated as an investment limited partnership by the Central Bank of Ireland, listed on the Irish Stock Exchange, notified with the Financial Services Agency of Japan for sale pursuant to certain private placement exemptions, registered with the Financial Supervisory Service of the Republic of Korea, subject to the regulatory supervision of the Commission de Surveillance du Secteur Financier of Luxembourg, notified with the

Netherlands Authority for Financial Markets for sale pursuant to certain private placement exemptions, or registered under the Investment Company Act.

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

Website and Availability of SEC Filings

        Our website address is www.kkr.com. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the "KKR & Co. L.P." portion of our "Investor Center" page on our website, then click on "SEC Filings". You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.

        From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the "E-mail Alerts" section at under the "KKR & Co. L.P." section of the "Investor Center" heading at www.kkr.com.

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

        Our business is materially affected by conditions in the financial markets and economic conditions or events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financing institutions, and had a material adverse effect on our businesses. While the adverse effects of that period have abated to a significant degree, there continue to be lingering signs of economic weakness, characterized by low levels of growth and high levels of unemployment and governmental deficits in major markets including the United States and Europe. In addition, while volatility has declined in 2013, global financial markets have experienced periods of significant volatility in particular following the downgrade by Standard & Poor's on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. Furthermore while a number of policy actions have been implemented with respect to debt and banks in a number of European countries, Europe continues to experience negative growth and ongoing austerity. Deleveraging in the developed world is continuing and likely to persist in the near-term. In the U.S., while federal lawmakers passed certain interim measures to fund the federal government in October 2013, a failure to reach a longer term budget agreement could lead to another federal government shut down or otherwise adversely impact the financial markets. In the spring of 2013, concerns about the Federal Reserve's plan to scale back its monetary stimulus plan later in 2013 caused investors to sell off significant amounts of stocks and bonds, resulting in the rapid increase in interest rates. In the fourth quarter of 2013 the Federal Reserve announced a plan to gradually scale down its Large Scale Asset Purchase program commonly referred to as Quantitative Easing; this and further changes in monetary policy could impair the economic recovery in the U.S. and lead to increased volatility. Furthermore, while U.S. financial institutions have seen recent improvements, global financial institutions have generally not yet provided debt financing in amounts and on terms commensurate with what they provided prior to 2008.

        Such market and economic conditions are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of our investments. In addition, we may not be able to or may choose not to manage our exposure to these conditions and/or events. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the most recent downturn, the investments in the private equity funds contributed to us in the KPE Transaction were marked down to 67% of original cost, and values across all geographies declined. For example, as of March 31, 2009, the European Fund II, European Fund III, 2006 Fund and Asian Fund had multiples of invested capital of 0.5x, 0.6x, 0.7x and 0.8x, respectively. As of December 31, 2013, these same funds are each valued at multiples of invested capital of 1.5x, 1.4x, 1.6x and 1.8x, respectively. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in net income relating to changes in market and economic conditions.

        Unfavorable market conditions may reduce opportunities for our funds to make, exit and realize value from their investments. For example, when financing is not available, it is difficult for potential buyers to raise sufficient capital to purchase assets in our funds' portfolios. Consequently, we may earn lower than expected returns on investments, which could cause us to realize diminished or no carried interest. In addition, we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds because we can generally only raise capital for a successor fund following the substantial and successful deployment of capital from the existing fund. In the event of poor performance by existing funds or during periods of unfavorable fundraising conditions, pressures by fund investors for lower fees, different fee sharing arrangements for transaction or other fees, and other concessions (for example, the inclusion of performance hurdles that require us in our newer funds, such as North America Fund XI and Asian Fund II, to generate a specified return on investment prior to our right to receive carried interest) will likely continue and could increase. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed. In the circumstances described above, successor funds raised by us are also likely in many instances to be smaller than our comparable predecessor funds. Fund investors may also seek to redeploy capital away from certain of our credit or other non-private equity investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes. Any of these developments could adversely affect our future revenues, net income, cash flow, financial condition or ability to retain our employees. See "—Our inability to raise additional or successor funds could have a material adverse impact on our business" and "—Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues."

        During periods of difficult market or economic conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we have invested may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. These companies may also have difficulty in expanding their businesses and operations or be unable to meet their debt service obligations or other expenses as they become due, including amounts payable to us. Negative financial results in our funds' portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our operating results and cash flow. To the extent the operating performance of such portfolio companies (as well as valuation multiples) deteriorate or do not improve, our funds may sell those assets at values that are less than we projected or even at a loss, thereby significantly affecting those funds' performance and consequently our operating results and cash flow and resulting in lower or no carried interest being paid to us. Adverse conditions may also increase the risk of default with respect to private equity, credit and other equity investments that we manage or the abandonment or foreclosure of our real asset investments. Even if economic and market conditions do improve broadly, adverse conditions in particular sectors may also cause our performance to suffer. Finally, low interest rates related to monetary stimulus and economic stagnation may negatively impact expected returns on all types of investments as the demand for relatively higher return assets increases and the supply decreases.

Changes in the debt financing markets may negatively impact the ability of our investment funds and their portfolio companies to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.

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

        These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2013, we have approximately $1.2 billion of remaining unfunded capital commitments to our investment funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. In addition, as of December 31, 2013, we had $1.0 billion of borrowings outstanding under our credit facilities and debt securities and $2.2 billion of cash and short-term investments. While we have long-term committed financings with substantial facility limits, the terms of those facilities will expire in 2016 and 2017 and our senior notes become due in 2020 and 2043 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity"), and any borrowings thereunder will require refinancing or renewal, which could result in higher borrowing costs, or issuing equity. Depending on credit or other market conditions, we may not be able to renew all or part of these borrowings or find alternate sources of financing on commercially reasonable terms and we may not be able to raise equity. In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may also put pressure on our liquidity. The holding company for our capital markets business has entered into a credit agreement that provides for revolving borrowings of up to $500 million, which can be used in connection with our capital markets business, including placing and underwriting securities offerings. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we may be required to borrow under our credit agreement for our capital markets business to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Regulatory capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions or to allocate our capital more efficiently across our businesses. In addition, in connection with our acquisitions of KKR Prisma and a minority interest in Nephila, we may be obligated to make future deferred purchase price payments based on the respective performance of these businesses. In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reason, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms.

The "clawback" or "net loss sharing" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors.

        The partnership documents governing our carry-paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of December 31, 2013, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2013 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,350.7 million.

        Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of December 31, 2013, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $496.4 million as of December 31, 2013.

        Prior to the KPE Transaction in 2009, certain of our principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that our principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $217.8 million as of December 31, 2013. Using valuations as of December 31, 2013, no amounts are due with respect to the clawback obligation required to be funded by our principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and our principals who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Our earnings and cash flow are highly variable due to the nature of our business and we do not intend to provide earnings guidance, each of which may cause the value of interests in our business to be volatile.

        Our earnings are highly variable from quarter to quarter due to the volatility of investment returns of most of our funds and other investment vehicles and our principal assets and the fees earned from our businesses. We recognize earnings on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds and for certain of our recent funds, when a performance hurdle is achieved. A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect our net income. Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. Fees for the years ended December 31, 2011, 2012 and 2013 were $723.6 million, $568.4 million and $762.5 million, respectively. We may create new funds or investment products or vary the terms of our funds or investment products (for example our newer funds include performance hurdles), which may alter the composition or mix of our income from time to time. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Net income (loss) attributable to KKR & Co. L.P. for the years ended December 31, 2011, 2012 and 2013 was $1.9 million, $560.8 million and $691.2 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.

        The timing and receipt of carried interest from our investment funds are unpredictable and will contribute to the volatility of our cash flows. For example, with respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. Carried interest payments from investments depend on our funds' performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering or other exit. To the extent an investment is not profitable, no carried interest shall be received from our funds with respect to that investment and, to the extent such investment remains unprofitable, we will only be entitled to a management fee on that investment. Furthermore, certain vehicles and separately managed accounts may not provide for the payment of carry at all. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. We cannot predict when, or if, any realization of investments will occur. In addition, if finance providers, such as commercial and investment banks, make it difficult for potential purchasers to secure financing to purchase companies in our investment funds' portfolio, it may decrease potential realization events and the potential to earn carried interest. A downturn in the equity markets would also make it more difficult to exit investments by selling equity securities. If we were to have a realization event in a particular quarter, the event may have a significant impact on our cash flows during the quarter that may not be replicated in subsequent quarters. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our investment income, which could further increase the volatility of our quarterly results.

        In addition, with respect to certain of the funds that we advise, such as hedge funds, fund of funds and KFN, we are entitled to incentive fees that are generally paid annually, semi-annually or quarterly if the net asset value of a fund has increased over a certain pre-determined hurdle rate or a specified high-water mark. These funds, but not KFN, also have "high-water mark" provisions whereby if the funds have experienced losses in prior periods, we will not be able to earn incentive fees with respect to a fund investor's account until the net asset value of the fund investor's account exceeds the highest period end value on which incentive fees were previously paid. The incentive fees we earn are therefore dependent on the net asset value of these funds or vehicles, which could lead to volatility in our quarterly results and cash flow. Fees, including incentive fees, from KFN will be eliminated upon the completion of the KFN merger on a segment basis.

        The timing and receipt of carried interest also varies with the life cycle of our funds. Our carry paying funds that have completed their investment periods and are able to realize mature investments, referred to as being in a harvesting period, are more likely to make larger distributions than our carrying paying funds that are in their fund raising or investment periods that precede the harvesting period. During times when a significant portion of our assets under management is attributable to carry paying funds that are not in their harvesting periods, we may receive substantially lower carried interest distributions.

A decline in the pace or size of investment by our funds or an increase in the amount of transaction fees and management or monitoring fees we share with our fund investors would result in our receiving less revenue from such fees

        The transaction and management or monitoring fees that we earn are driven in part by the pace at which our funds make investments and the size of those investments. Any decline in that pace or the size of such investments would reduce our revenue from transaction and management or monitoring fees. Many factors could cause such a decline in the pace of investment or the transaction and management or monitoring fees we receive, including:

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

  •
  terms we may agree with our fund investors to increase the percentage of transaction or other fees we may share with them; and

  •
  new regulations or actions of regulatory authorities.

Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business.

        Our current private equity funds and certain other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning management fees (although our funds and investment vehicles generally continue to earn management fees at a reduced fee rate after the expiration of their investment periods). Even if we are successful in raising successor funds, to the extent we are unable to raise successor funds of a comparable size to our predecessor funds or the extent that we are delayed in raising such a successor fund, our revenues may decrease as the investment period of our predecessor funds expire and associated fees decrease. For example, KKR North America Fund XI, our most recent private equity fund focused primarily on North America, is smaller than its predecessor fund. In addition, the management fee for our European Fund III will decrease beginning the second quarter as the fund enters its post-investment period on March 31, 2014, and we will not have a successor European private equity fund to offset such decrease in fees until such successor fund has its first close and commences its investment period. The evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles become a larger part of our business going forward. This could increase our cost of raising capital at the scale we have historically achieved. Furthermore, in order to raise capital for new strategies and products without drawing capital away from our existing products, we will need to seek new sources of capital. Institutional investors in funds that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining targeted asset allocations, may materially decrease or temporarily suspend making new fund investments. Such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity funds, resulting in a smaller overall pool of available capital in our industry. In addition, the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Coupled with a lack of distributions from their existing investment portfolios, many of these investors may have been left with disproportionately outsized remaining commitments to, and invested capital in, a number of investment funds, which may significantly limit their ability to make new commitments to third-party managed investment funds such as those advised by us.

        Fund investors may also seek to redeploy capital away from certain of our credit vehicles, hedge fund, fund of funds or other investment vehicles, which permit redemptions on relatively short notice in order to meet liquidity needs or invest in other asset classes. We believe that our ability to avoid excessive redemption levels primarily depends on our funds' continued satisfactory performance, although redemptions may also be driven by other factors important to our fund investors, including their need for liquidity and compliance with investment mandates, even if our performance is superior. Any such redemptions would decrease our AUM and revenues.

        In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, under what has become known as the "Volcker Rule," broadly prohibits depository institution holding companies (including foreign banks with U.S. branches or agencies), insured depository institutions and their subsidiaries and controlled affiliates, or banking entities, from investing in third-party private equity funds like ours. Final regulations implementing the Volcker Rule were approved by the federal banking agencies, the SEC and the CFTC on December 10, 2013, although there is still uncertainty regarding the implementation of the Volcker Rule and the final regulations and their practical implications. Although banking entities will generally have until July 21, 2015 to conform their existing activities and investments to the requirements of the final regulations, they may be limited in their ability to undertake new contractual commitments to private equity funds like ours. Banking entities have historically represented an important class of investors for our funds, with financial institutions constituting approximately 16% of our AUM as of December 31, 2013, and it is possible that other institutions will not be available to replace this traditional source of capital for our private equity funds. Furthermore, divestitures by banking entities of interests in private equity funds and hedge funds over the next several years to comply with the Volcker Rule may lead to lower prices in the secondary market for our fund interests, which could have adverse implications for our ability to raise funds from investors who may have considered the availability of secondary market liquidity as a factor in determining whether to invest.

        The number of funds raising capital varies from year to year, and in years where relatively few funds are raising capital, the growth of our AUM, FPAUM and associated fees may be significantly lower. For example, for the year ended December 31, 2013 several large, private equity funds, namely our North America Fund XI and Asian Fund II, were actively fundraising. AUM for the year ended December 31, 2013 totaled $94.3 billion, up from $75.5 billion as of December 31, 2012, of which $21.2 billion was attributable to new capital raised. As these funds have completed fundraising and as the fundraising outlook for our next Europe focused fund is uncertain, our growth in AUM, FPAUM and associated fees attributable to new capital raised may be significantly lower. In addition, we had several successful fundraises in 2013 for newer strategies such as Real Estate Partners Americas, Energy Income and Growth Fund and our Special Situations Fund, and there is no assurance that fundraises for other new strategies will experience similar success in the future.

Our investors in future funds, including separately managed accounts, may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues.

        In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. For example such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, include a performance hurdle that requires us to generate a specified return on investment prior to our right to receive carried interest or add expenses and obligations for us in managing the fund or increase our potential liabilities. For example our newest private equity funds, including North America Fund XI and Asian Fund II, include a performance hurdle that requires us to generate a 7% return on investment prior to receiving our share of fund gains. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more of these requests to modify the terms in our new funds. Certain of our newer funds also include more favorable terms for fund investors that commit to early closes for our funds. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability.

        Certain institutional investors have also publicly criticized certain fund fee and expense structures, including management or monitoring fees and transaction and advisory fees. We have received and expect to continue to receive requests from a variety of fund investors and groups representing such investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In September of 2009, the Institutional Limited Partners Association, or "ILPA," published a set of Private Equity Principles, or the "Principles," which were revised in January 2011. The Principles were developed in order to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced "alignment of interests" between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and carried interest structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA.

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

        We compete as an investment manager for both fund investors and investment opportunities. The investment management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. We believe that competition for fund investors is based primarily on:

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

        A number of factors serve to increase our competitive risks:

  •
  a number of our competitors in some of our businesses may have greater financial, technical, marketing and other resources and more personnel than we do, and, in the case of some asset classes, longer operating histories, more established relationships or greater experience;

  •
  fund investors may materially decrease their allocations in new funds due to their experiences following an economic downturn, the limited availability of capital, regulatory requirements or a desire to consolidate their relationships with investment firms;

  •
  some of our competitors may have better expertise or be regarded by fund investors as having better expertise in a specific asset class or geographic region than we do;

  •
  some of our competitors have agreed to terms on their investment funds or products that may be more favorable to fund investors than our funds or products, such as lower management fees, greater fee sharing, or performance hurdles for carried interest, and therefore we may be forced to match or otherwise revise our terms to be less favorable to us than they have been in the past;

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

        We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment. Alternatively, we may experience decreased investment returns and increased risks of loss if we match investment prices, structures and terms offered by competitors. Moreover, as a result, if we are forced to compete with other investment firms on the basis of price, we may not be able to maintain our current fund fee, carried interest or other terms. There is a risk that fees and carried interest in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

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

        The U.S. federal income tax treatment of our unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the Internal Revenue Service, or IRS, and the U.S. Department of the Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The present U.S. federal income tax treatment of owning our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. For instance, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible for us to be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, affect the tax considerations of owning our common units, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely impact your investment in our common units. See the discussion below under "—The U.S. Congress has considered legislation that would have (i) in some cases after a ten-year period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as the market price of our units, could be reduced." Our organizational documents and agreements give the Managing Partner broad authority to modify the amended and restated

partnership agreement from time to time as the Managing Partner determines to be necessary or appropriate, without the consent of the unitholders, to address changes in U.S. federal, state and local income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all unitholders. For instance, the Managing Partner could elect at some point to treat us as an association taxable as a corporation for U.S. federal (and applicable state) income tax purposes. If the Managing Partner were to do this, the U.S. federal income tax consequences of owning our common units would be materially different. Moreover, certain assumptions and conventions will be applied in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to unitholders in a manner that reflects such unitholders' beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects our unitholders.

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

        Over the past several years, a number of legislative and administrative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives, that would have, in general, treated income and gains, including gain on sale, attributable to an interest in an investment services partnership interest, or "ISPI", as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Your interest in us, our interest in KKR Fund Holdings L.P. and the interests that KKR Fund Holdings L.P. holds in entities that are entitled to receive carried interest may have been classified as ISPIs for purposes of this legislation. It is unclear when or whether the U.S. Congress will pass such legislation or what provisions will be included in any legislation, if enacted.

        The most recent legislative proposals provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation. KKR's principals and other professionals could face additional adverse tax consequences under the legislation, which might thereby adversely affect KKR's ability to offer attractive incentive opportunities for key personnel.

        The Obama administration has submitted similar legislation to Congress that would tax income and gain, now treated as capital gains, including gain on disposition of interests, attributable to an ISPI at rates higher than the capital gains rate applicable to such income under current law, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration's published revenue proposals for 2013 and prior years contained similar proposals.

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

        The Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, reducing the top marginal rate on corporations and subjecting entities, like many of our entities, currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several proposals for reform, if enacted, could adversely affect us and could reduce the cash we have available for distributions to unitholders or for other uses by us. It is unclear what any actual legislation could provide, when it would be proposed or what its prospects for enactment could be.

        Other proposals contemplate the migration of the United States from a "worldwide" system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial tax system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of intangible assets) at a top corporate tax rate that would be 25%. The territorial tax system proposals envisage a revenue neutral result and consequently include revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to the value of our common units. A variation of this proposal contemplates a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of some non-U.S. subsidiaries. Such proposal could have the effect of accelerating and/or increasing the U.S. taxes payable with respect to earnings of certain of our and our portfolio companies' non-U.S. subsidiaries. This proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions, which could result in additional U.S. withholding taxes imposed on U.S-source interest attributable to certain of our non-U.S. subsidiaries or non-U.S. investors. Whether these proposals will be enacted by the government and in what form is unknown, as are the ultimate consequences of the proposed legislation.

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

        Furthermore, the agreements governing our private equity funds and certain non-private equity investment funds managed by us provide that in the event certain "key persons" in these funds (for example, both of Messrs. Kravis and Roberts for our private equity funds, and, in the case of certain geographically or product focused funds, one or more of the executives focused on such funds) generally cease to actively manage a fund, investors in the fund will be entitled to: (i) in the case of our private equity funds, reduce, in whole or in part, their capital commitments available for further investments; and (ii) in the case of certain of our credit or other non-private equity investment funds, withdraw all or any portion of their capital accounts, in each case on an investor-by-investor basis (which could lead possibly to a liquidation of those funds). The occurrence of such an event would likely have a significant negative impact on our revenue, net income and cash flow.

If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected.

        Our most important asset is our people, and our continued success is highly dependent upon the efforts of our principals and other professionals, and to a substantial degree on our ability to retain and motivate our principals and other key personnel and to strategically recruit, retain and motivate new talented personnel, including new principals. However, we may not be successful in these efforts as the market for qualified investment professionals is extremely competitive. Our ability to recruit, retain and motivate our professionals is dependent on our ability to offer highly attractive incentive opportunities. If legislation, such as the recent carried interest proposals were to be enacted, income and gains recognized with respect to carried interest would be treated for U.S. federal income tax purposes as ordinary income rather than as capital gain. Such legislation would materially increase the amount of taxes that we, our principals and other professionals would be required to pay, thereby adversely affecting our ability to offer such attractive incentive opportunities. See "—Risks Related to U.S. Taxation". In addition, there are pending laws and regulations that seek to regulate the compensation of certain of our employees. See "—Extensive Regulation of our business affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business." The loss of even a small number of our investment professionals could jeopardize the performance of our funds and other investment products, which would have a material adverse effect on our results of operations. Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability.

        Many of our principals hold interests in our business through KKR Holdings. These individuals currently receive financial benefits from our business in the form of distributions and amounts funded by KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. While all of our employees and our principals receive base salaries from us, profit-based cash bonuses for certain principals currently are borne by KKR Holdings from cash reserves based upon distributions on a portion of KKR Group Partnership Units held by KKR Holdings. In 2013, the amount of such profit-based cash bonuses paid by KKR Holdings L.P. was $90.6 million. There can be no assurance that KKR Holdings will have sufficient cash available to continue to make profit-based cash payments and we expect to pay a portion, or eventually all, of these cash bonus payments as KKR Holdings becomes unable to reserve cash for bonus compensation as our principals who hold equity interests through KKR Holdings become entitled to the cash distributions on the KKR Group Partnership Units held by KKR Holdings.

        Moreover, in connection with the KPE Transaction, we made large grants of KKR Holdings units that vest in installments over a five year period commencing October 1, 2009 and will completely vest, subject to certain transfer restrictions on October 1, 2014. Our principals may also receive additional equity interests in our business through equity awards granted by KKR Holdings, which does not cause any dilution. However, we have granted and will grant some or all of the types of equity awards historically granted by KKR Holdings from our Equity Incentive Plan, which has caused dilution. In addition, we may be unwilling to grant our employees additional significant equity awards in our business, whether before or even after all of the KKR Holdings units granted in October 2009 vest in October 2014, and the value of the grants and distributions they receive in respect of their existing awards may be lower than anticipated. This may limit our ability to attract, retain and motivate talented personnel. In order to recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them, which may cause a higher percentage of our revenue to be paid out in the form of compensation, which would have an adverse impact on our profit margins.

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

        Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

        We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies, including investment opportunities in new asset classes, developing new types of investment structures and products (such as managed accounts and structured products), and expanding into new geographic markets and businesses. We have in recent years opened offices in Asia, the Middle East and South America, and also developed a capital markets business in the United States, Europe, the Middle East and Asia-Pacific, which we intend to grow and diversify. We have also launched a number of new investment initiatives in areas such as real estate, energy, infrastructure and hedge funds. We have and may continue to pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, strategic partnerships or other strategic initiatives, which may include entering into new lines of business. For example, recently we have formed Merchant Capital Solutions LLC, a joint venture partnership that seeks to provide capital markets services to mid-market and sponsor-backed companies, and Maritime Finance Company, a new specialty finance company created to lend to the maritime industry. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, we have built and expanded our hedge fund solutions business with the acquisition of Prisma and expanded our European credit business with our acquisition of Avoca. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

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

        Our growth strategy is based, in part, on the expansion of our platform through selective investment in, and development or acquisition of, businesses and investment strategies complementary to our business. The expansion into new products and geographies has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance. This growth strategy involves a number of risks, including the risk that the expected synergies from a newly developed product or strategic alliance will not be realized, that the expected results will not be achieved, that new strategies are not appropriately planned for or integrated into the firm, that the new strategies may conflict, detract from or compete against our existing businesses, that the investment process, controls and procedures that we have developed around our existing platform will prove insufficient or inadequate or that our information systems and technology, including related security systems, may prove to be inadequate. We have also entered into strategic partnerships and separately managed accounts, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. The offering of investment products to retail investors, including our funds registered under the Investment Company Act, may result in increased compliance and litigation costs. We may also incur significant charges in connection with such investments, which ultimately may result in significant losses and costs. Such losses could adversely impact our business, results of operations and financial condition, as well as do harm to our professional reputation.

Our proposed merger with KFN is subject to uncertainty and our acquisitions, including our proposed acquisition of KFN, expose us to increased risks and liabilities.

        From time to time, we or our affiliates acquire or agree to acquire other businesses or invest in other businesses. These acquisitions include our proposed merger with KFN. The completion of these acquisitions is subject to various conditions and may expose us to increased risks and liabilities, such as:

  •
  We may be unable to obtain the regulatory clearances required to complete the acquisitions or, in order to do so, we may be required to comply with material restrictions or satisfy material conditions. If we must take such actions, it could be detrimental to us or to the combined organization following the consummation of the relevant acquisition. Furthermore, these actions could have the effect of delaying or preventing completion of the relevant acquisition or imposing additional costs on or limiting the revenues of the combined organization following the consummation of the relevant acquisitions.

  •
  We incur substantial transaction-related costs in connection with our acquisitions including non-recurring transaction-related costs. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses.

  •
  Failure to successfully combine the acquired businesses in the expected timeframe may adversely affect the future results of the combined organization, and, consequently, the value of our common units. The success of our acquisitions will depend, in part, on our ability to realize the anticipated benefits from combining our businesses and the acquired business on a timely basis. Failure to fully realize the anticipated benefits of the acquisition could result in declines in the market value of KKR common units.

  •
  Failure to complete an acquisition, or significant delays in completing an acquisition, could negatively affect the trading prices of our common units and our future business and financial results. Completion of an acquisition is not assured and is subject to risks, including the risks that approval by the shareholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If an acquisition is not completed we may also be liable for damages or have to pay certain significant costs relating to the acquisition; and the attention of our management will have been diverted to the acquisition rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

  •
  Purported class action complaints may be, and in the case of the proposed KFN merger have been, filed challenging the acquisition, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of an acquisition and result in substantial costs. In the case of the proposed KFN merger, multiple class action lawsuits are currently pending that challenge the merger. Each lawsuit names as defendants some or all of the parties to the merger and the individual members of KFN's board of directors. Among other remedies, the plaintiffs seek to enjoin the proposed merger. If these lawsuits are not dismissed or otherwise resolved, they could prevent and/or delay completion of the merger and result in substantial costs, including any costs associated with the indemnification of directors. Additional lawsuits may be filed in connection with the proposed merger. There can be no assurance that any of the defendants will prevail in the pending litigation or in any future litigation. The defense or settlement of any lawsuit or claim may adversely affect the combined organization's business, financial condition or results of operations.

  •
  Acquisitions, if consummated, subject us to additional risks related to the acquired entity's business and operations. For example, following the KFN merger, if completed, we will be subject to the risk that the conduct of KFN's operations may render it an investment company and we would be required to sell assets, change the manner of its operations or register KFN as an investment company. If KFN were to be deemed to be an investment company, maintaining KFN's investment company status might also make it more difficult for KKR to comply with its own exemption from investment company status under the Investment Company Act. See "—If KFN were deemed to be an 'investment company' subject to regulation under the Investment Company Act, applicable restrictions could have an adverse effect on our business." Upon completion of the merger, we will also have increased exposure to the CLO and leveraged finance markets. See "—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments." Upon the completion of the merger, it is expected that KFN would be consolidated, and, as a result, the management and incentive fees we earn from KFN would be eliminated on a segment basis. In addition, in enlarging our balance sheet, we are pursuing a different business strategy than our competitors, which generally have smaller balance sheets than we do. To the extent we are unsuccessful in developing this strategy, our business and financial results may suffer.

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

        As a result of market disruptions in the past years as well as highly publicized financial scandals, regulators and fund investors exhibited concerns over the integrity of the U.S. and global financial markets. In response, regulators in the United States and elsewhere launched programs of regulatory reform that have broad implications for us and for our funds, as well as for many of the markets in which we and they operate. In addition, the private equity industry has come under increased political, regulatory and news media scrutiny with politicians, governmental officials, and regulators focusing on the taxation of carried interest and the private equity industry's allocation of expenses to the funds and valuation practices. Any changes in the regulatory framework applicable to our business, including the changes and potential changes described below, as well as adverse news media attention, may impose additional expenses or capital requirements on us, limit our fundraising for our investment products, result in limitations in the manner in which our business is conducted, have an adverse impact upon our financial condition, results of operations or prospects, impair executive retention or recruitment and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new regulation or regulatory framework could negatively impact our funds and us in a number of ways, including increasing our costs and the cost for our funds of investing, borrowing or hedging, increasing the funds' or our regulatory costs, imposing additional burdens on the funds' or our staff, and potentially requiring the disclosure of sensitive information. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. New laws or regulations could make compliance more difficult or more expensive, affect the manner in which we conduct business and divert significant management and operational resources and attention from our business. Moreover, we anticipate the potential for an increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us. Such investigations and reporting obligations will likely impose additional expenses on us, may require the attention of senior management and increase the complexity of managing our business and may result in fines if we or any of our funds are deemed to have violated any regulations.

        There have been a number of legislative or regulatory proposals affecting the financial sector in the United States. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that President Obama signed into law on July 21, 2010, creates a significant amount of new regulation. The Dodd-Frank Act:

  •
  establishes the Financial Stability Oversight Council, or FSOC, a federal agency charged with, among other things, designating systemically important nonbank financial companies for heightened prudential supervision and making recommendations regarding the imposition of enhanced regulatory standards regarding capital, leverage, conflicts and other requirements for financial firms deemed to pose a systemic threat to the financial stability of the U.S. economy;

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

        Many of these provisions are subject to further rule making and to the discretion of regulatory bodies, such as the FSOC. For example, the following rulemaking has been enacted and the following notices of proposed rulemakings have recently been announced that may apply to us or our subsidiaries:

  •
  On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The rule and guidance detail a three-stage review process, with the level of scrutiny increasing at each stage. During the first stage, the FSOC will apply a broad set of uniform quantitative metrics to identify nonbank financial companies that warrant additional review. In this first stage, the FSOC considers whether a nonbank financial company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets of 10%. A company that meets both the asset test and at least one of the other thresholds will be subject to additional review in Stage 2. Although we have more than $50 billion in total consolidated assets as of December 31, 2013 and we believe we should not currently meet the Stage 1 criteria outlined above, those criteria as well as our business may evolve over time. Additional uncertainty is created because the FSOC retains authority to designate any nonbank financial company as systemically important, even if the company does not meet the Stage 1 criteria. The FSOC will consider in the future whether to establish "an additional set of metrics or thresholds tailored to evaluate hedge funds and private equity firms and their advisers." The preamble to the final rule notes that less regulatory data is generally available for hedge funds and private equity firms, but indicates that, in developing any such additional metrics or thresholds, it intends to review financial disclosures that private fund advisers are required to file with the SEC and CFTC, as further described below. If the FSOC were to determine that we were a systemically important nonbank financial company, we would be subject to a heightened degree of regulation, including more stringent standards relating to capital, leverage, liquidity, risk management, resolution planning and credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress testing by the Federal Reserve. There can be no assurance that nonbank financial firms such as us will not become subject to the aforementioned restrictions or other requirements for financial firms deemed to be systemically important to the financial stability of the U.S. economy.

  •
  The Dodd-Frank Act, under what has become known as the "Volcker Rule," broadly prohibits depository institution holding companies (including foreign banks with U.S. branches or agencies), insured depository institutions and their subsidiaries and controlled affiliates (", or banking entities"), from investing in third-party private equity funds like ours. See "—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business."

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

        As mandated by the Dodd-Frank Act, the Commodity Futures Trading Commission, or CFTC, has proposed or adopted a series of rules to establish a comprehensive new regulatory framework for swaps and security based swaps. For example in October 2011, the CFTC passed rules instituting position limits on certain physical commodity futures contracts, as well as swaps that are economically equivalent. Absent an applicable exemption, the regulations would have required aggregation of positions in accounts in which any person, directly or indirectly, holds an ownership interest of 10% or more, as well as accounts over which that person controls trading. In September 2012, the U.S. District Court for the District of Columbia struck down these rules, but the CFTC has issued new rules regarding position limits that are substantially similar to the October 2011 rules. The timing of the adoption and the content of the final rules remain unclear. If the proposed rules are adopted in substantially the form proposed and to the extent that we do not qualify for an exemption, we may be required to aggregate the positions of our various investment funds and the positions of our portfolio companies. Although the scope of the new regulatory framework is still unclear, these and other new rules may require us and our portfolio companies to limit our trading activities, and in addition, our funds may have difficulty completing otherwise profitable acquisitions in particular industries or may generate profits that are lower than would otherwise be the case.

        The Dodd-Frank Act also imposes regulatory requirements on the trading of swaps, including requirements that most swaps be executed on an exchange or "swap execution facility" and cleared through a central clearing house. Although these requirements presently apply only to certain classes of interest rate swaps and credit default swaps, the CFTC is expected to mandate central execution and clearing with respect to additional classes of swaps in the future. In addition, entities acting as dealers or "major swap participants" must register in the appropriate category and comply with capital, margin, record keeping, reporting and business conduct rules and that over-the-counter derivative transactions be reported to central swaps data repositories. The imposition of these requirements could increase the cost of trading in the derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business. Among other things, margin requirements for swaps and other derivatives are expected to be greater than was previously the case in the over-the-counter market. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks and reduce hedging opportunities in connection with their trading activities.

        In February 2012, the CFTC issued a final rule that rescinded an exemption from CFTC registration for commodity pool operators in connection with privately offered funds, narrowed an exception from commodity pool operator registration obligations with respect to registered investment companies, and amended related rules and guidance. The CFTC and its staff have subsequently issued interpretive guidance and no-action letters regarding these exceptions and exclusions, and are expected to issue further guidance, including guidance regarding the registration obligations of operators of funds-of-funds. In addition, under Title VII of the Dodd-Frank Act, the CFTC has assumed regulatory authority over many types of swaps. As a result, operating pooled funds or providing investment advice to clients that trade these swaps is now a basis for registration with the CFTC, absent an applicable exemption. Monitoring and analysis of whether these new rules would require us or one or more of our affiliates to register with the CFTC as commodity pool operators and/or commodity trading advisors requires management and operational resources and attention. Furthermore, operating our funds in a manner consistent with one or more exemptions from registration with the CFTC may limit the activities of certain of our funds, including our funds of funds. Registration with the CFTC, if required, could impact our operations and add additional costs associated with ongoing compliance.

        In August 2012, the regulation on OTC Derivatives, Central Counterparties and Trade Repositories (also known as the European Market Infrastructure Regulation, or EMIR) became effective. Certain of the requirements of EMIR came into force in March 2013, and other obligations will be phased in. EMIR imposes a requirement that certain "standardized" OTC derivatives contracts are centrally cleared. Where OTC transactions are not subject to central clearing, techniques must be employed to monitor, measure and mitigate the operational and counterparty risks presented by the transaction. These risk mitigation techniques include trade confirmation, reconciliation processes, exchange of margin, and the daily mark-to-market of trades. EMIR also requires certain filings by market participants regarding OTC derivatives trades with central trade repositories. Certain of these risk mitigation obligations came into force on September 15, 2013. Further, market participants will be required to report any European derivative contract to a central trade repository.

        On July 17, 2013, the European Securities and Markets Authority (ESMA) published a final report setting out certain regulatory technical standards on contracts with a direct, substantial and foreseeable effect within the EU and non-evasion. These technical standards set out the circumstances in which EMIR's provisions on central clearing and risk mitigation techniques will apply to OTC derivatives by two non-EU counterparties. The imposition of these requirements could increase the cost of trading in the derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.

        On September 3, 2013, ESMA also published its advice to the European Commission on the equivalence of EMIR with a number of third-country regimes. Based on this advice, the European Commission may make determinations that compliance with such third-country regimes will be deemed equivalent to compliance with EMIR on a recognition or "substituted compliance" basis. "Conditional" equivalence was proposed in relation to certain parts of the CFTC and SEC regimes whereby adherence to the relevant US regimes as well as a number of additional stipulations would deemed equivalent to EMIR. Ongoing regulatory uncertainty regarding the interaction between US and EU requirements for central clearing and related activities could result in duplicative regulatory obligations in the two jurisdictions, and could increase our costs of compliance.

        The EU Alternative Investment Fund Managers Directive (AIFMD) entered into effect on July 22, 2013. AIFMD establishes a comprehensive regulatory and supervisory framework for alternative investment fund managers (AIFMs) managing and/or marketing alternative investment funds (AIFs) in the EU. The AIFMD imposes various substantive requirements to authorized AIFMs including rules on the structure of remuneration for certain personnel, a threshold for regulatory capital, reporting obligations in respect of controlled EU portfolio companies and increased transparency towards investors and regulators and allows authorized AIFMs to market AIFs to professional investors throughout the EU under an "EU passport". Available since July 2013 to authorized EU AIFMs, the EU passport is expected to be available to authorized non-EU AIFMs from late 2015. In the meantime (and until at least 2018), non-EU AIFMs may continue to market within the EU under the private placement regimes of the individual member states subject to complying with certain minimum requirements imposed by the AIFMD and any additional requirements that individual member states may impose. The AIFMD will also impose a new, strict depositary regime affecting how prime brokers may provide custody services to fund managers.

        Although many member states have now implemented the AIFMD, a number of member states did not meet the implementation deadline of July 22, 2013. Once authorized as an AIFM, the passport system should be available even where the host member has not transposed the AIFMD into national law. AIFMs in member states that have not yet implemented the AIFMD cannot rely on the marketing passport in other member states.

        The AIFMD, the Level 2 Regulation and EU member state implementing measures could have an adverse effect on our businesses by, among other things, (i) imposing disclosure obligations and restrictions on distributions by EU portfolio companies of the funds we manage, (ii) significantly restricting marketing activities in the EU, (iii) potentially requiring changes in our compensation structures for key personnel, thereby potentially affecting our ability to recruit and retain these personnel, (iv) potentially in effect restricting our funds' investments in companies based in EU countries; (v) require us to restructure our operations and (vi) generally increasing our compliance costs. The AIFMD, the Level 2 Regulation and the EU member state implementing measures could limit, both in absolute terms and in comparison to EU-based investment managers and funds, our operating flexibility, our ability to market our funds, and our fund raising and investment opportunities, as well as expose us to conflicting regulatory requirements in the United States and the EU.

        In October 2011, the European Commission published its proposed revisions to the existing Markets in Financial Instruments Directive (known as MiFID I), consisting of the revised directive MiFID II and a new related regulation, MiFIR. The proposed revisions are intended to further strengthen the EU regulatory framework for the provision of investment services and trading in financial instruments. A number of substantial reforms are proposed on transaction reporting, market structure, securities trading and conduct of business rules, including new regulatory equivalence requirements for third country firms in order for those firms to provide certain investment services in the EU. The MiFID II/MiFIR proposals are expected to be finalized and agreed by EU legislators by the first quarter of 2014 and to enter into effect in late 2014 at the earliest. It is currently expected that the majority of the provisions of MiFID II will come into force in member states during 2016. These regulations of investment firms is expected to increase the regulatory and operating costs of our affected businesses, particularly with regards to reporting requirements.

        During the course of 2012, the EU has proposed or adopted a series of regulatory initiatives that may impact certain aspects of our business in EU member states. In March 2012, a regulation that limits sovereign and naked short selling of government bonds and stocks, the Short Selling Regulation, became effective. The Short Selling Regulation took effect on November 1, 2012. In June 2012, the European Commission published a legislative proposal for a directive establishing a framework for the recovery and resolution of credit institutions and investment firms. If and when adopted, the Directive will impose new obligations on covered institutions, including preparation of recovery and resolution plans, and give regulators wide-ranging powers. Revisions to the Markets in Financial Instruments Directive that were proposed in October 2011 are likely to be adopted in 2013 and are expected to result in new regulatory burdens, including a requirement to trade certain derivatives on regulated trading venues. In addition having an EU-regulated broker-dealer may bring other parts of our business, namely our investments in non-EU insurance brokers, within the scope of the EU's Financial Conglomerates Directive. If we were to become subject to these regulations, our business would become subject to capital adequacy requirements, additional reporting and disclosure requirements, a possible request by EU regulators to establish an EU based intermediate holding company controlling the EU based regulated entities and possible stress testing if requested by EU regulator. The imposition of these requirements could increase our and our funds' costs and the complexity of managing our business and may result in fines if we or any of our funds are deemed to have violated any of the new regulations.

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

        In 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, finalized a comprehensive set of capital and liquidity standards, commonly referred to as "Basel III," for internationally active banking organizations. These new standards, which are expected to be fully phased in by 2019, are expected to require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. In July 2011, the European Commission published legislative proposals to implement Basel III's capital and liquidity standards by revising the existing Capital Requirements Directive and issuing a new Capital Requirements Regulation, collectively referred to as CRD IV, which came into force on January 1, 2014. CRD IV replaces the current CRD directive with new measures implementing the Basel III requirements, as well as creating a single harmonized prudential rule book for banks, introducing new corporate governance and a limited number of additional remuneration requirements, including an expected cap on variable remuneration, and enhancing the powers of regulators. In June 2012, the U.S. federal banking agencies issued proposed regulations that, among other things, would implement the Basel III capital framework in the United States. Compliance with the Basel III standards may result in significant costs to banks, which in turn may result in higher borrowing costs for the private sector and reduced access to certain types of credit. Basel III may increase the cost of borrowing by our funds and portfolio companies, which may result in fewer investments being acquired or disposed, lower returns, a decrease in valuations of our investments, or an inability to refinance debt on economic terms. See "—Changes in the debt financing markets may negatively impact the ability of our private equity funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower yielding investments and potentially decrease our net income."

        In October 2011 and November 2012, the Financial Stability Board, or FSB, issued reports that recommended strengthening the oversight and regulation of the so-called shadow banking system, broadly described as credit intermediation involving entities and activities outside the regular banking system. The report outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. The FSB published final recommendations for the regulation and oversight of shadow banking in August 2013. Building on the work of the FSB, a Money Market Funds (MMF) Regulation has been proposed by the European Commission to address such concerns. The key provisions of the proposed MMF Regulation include prescribed levels of daily and weekly liquidity, a capital buffer of 3% for constant net asset value funds, internal risk credit risk assessment to be carried out by the MMF manager to avoid reliance on external credit-ratings, and clear labels to distinguish between standard and short-term MMFs (with residual maturity not exceeding 297 days). While the MMF Regulation has not yet been finalized, based on the current proposals it is likely to extend the regulatory and supervisory requirements, such that the regulatory and operating costs of our affected businesses would increase and may become prohibitive.

        We regularly rely on exemptions in the United States from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, or ERISA, in conducting our investment management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action, or third party claims and our business could be materially and adversely affected. For example, in raising new funds, we typically rely on private placement exemptions from registration under the Securities Act, including Regulation D, which was recently amended to prohibit issuers (including our funds) from relying on certain of the exemptions from registration if the fund or any of its "covered persons" (including certain officers and directors, but also including certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the fund) has been the subject of a "disqualifying event," or a "bad actor," which can include a variety of criminal, regulatory and civil matters. If any of the covered persons associated with our funds is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially adversely affect our business, financial condition and results of operations. In addition, if certain of our employees or any potential significant investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation, or make it more difficult to raise new funds. See also "—Risks Related to Our Organizational Structure—If we were deemed to be an "investment company" subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business."

        On the other hand, we are and will become further subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform to include retail investors. For example, funds in our Public Markets segment are registered under the Investment Company Act as management investment companies. These funds and KKR Asset Management LLC, which serves as their investment adviser (or in the case of the business development company, as its sub-adviser), are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. As our business expands we may be required to make additional registrations, including in jurisdictions outside the U.S. Compliance with these rules will increase our compliance costs and create potential for additional liabilities and penalties the management of which would divert management's attention from our business and investments.

        Other requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect holders of interests in our business. Consequently, these regulations often serve to limit our activities. For example, federal bank regulatory agencies have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. To the extent that such guidance limits the amount or cost of financing we are able to obtain for our transactions, the returns on our investments may suffer. In addition, the regulatory environment in which our funds or their investors operate may affect our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state or other local laws may limit investment activities of state pension plans or insurance companies. We may also be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other governmental regulatory authorities including foreign regulatory authorities or self-regulatory organizations that supervise the financial markets.

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

        The Iran Threat Reduction and Syrian Human Rights Act of 2012 ("ITRA") expands the scope of U.S. sanctions against Iran. Notably, ITRA prohibits foreign entities that are majority owned or controlled by U.S. persons from engaging in transactions with Iran that would be contrary to the sanctions regulations if undertaken by a U.S. person. In addition, Section 219 of the ITRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports any dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted outside of the United States by a foreign affiliate. To our knowledge, none of our activities during the year ended December 31, 2013, are required to be disclosed pursuant to ITRA, except for certain activities of portfolio companies, as disclosed in Exhibit 99.1 to this annual report. We are required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report. The SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

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

The potential requirement to convert our financial statements from being prepared in conformity with accounting principles generally accepted in the United States of America to International Financial Reporting Standards may materially strain our resources and materially increase our annual expenses.

        The SEC may require in the future that we report our financial results under International Financial Reporting Standards, or IFRS, instead of under U.S. GAAP. IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board ("IASB") and are more focused on objectives and principles and less reliant on detailed rules than U.S. GAAP. Today, there remain significant and material differences in several key areas between U.S. GAAP and IFRS which would affect us if we were required to prepare financial statements in conformity with IFRS. Additionally, U.S. GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS is highly complex and would have an impact on many aspects and operations of KKR, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

        The investment decisions we make in our investment management business and the activities of our investment professionals on behalf of our portfolio companies may subject them and us to the risk of third-party litigation arising from dissatisfaction of fund investors with the performance of their funds, the activities of our portfolio companies and a variety of other litigation claims. See the section entitled "Litigation" appearing in Note 15 "Commitments and Contingencies" of our financial statements included elsewhere in this report. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as the risk of shareholder litigation by other shareholders of public companies or holders of debt instruments of companies in which our funds have significant investments. We are also exposed to risks of litigation or investigation in the event of any transactions that presented conflicts of interest that were not properly addressed.

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

        If any civil or criminal lawsuits were brought against us and resulted in a finding of substantial legal liability or culpability, the lawsuit could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously impact our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

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

        There is a risk that our principals and employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the assets we manage. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. We may also be adversely affected if there is misconduct by senior management of portfolio companies in which our funds invest, even though we may be unable to control or mitigate such misconduct. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest. If our employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees or the employees of portfolio companies were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.

Underwriting activities expose us to risks.

        KKR Capital Markets LLC, a subsidiary of ours, may act as an underwriter in securities offerings. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.

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

Risks Related to the Assets We Manage

        As an investment manager, we sponsor and manage funds that make investments worldwide on behalf of third-party investors and, in connection with those activities, are required to deploy our own capital in those investments. The investments of these funds are subject to many risks and uncertainties which, to the extent they are material, are discussed below. In addition, we have principal investments and manage those assets on our own behalf. As a result, the gains and losses on such assets are reflected in our net income and the risks set forth below relating to the assets that we manage will directly affect our operating performance.

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

        Moreover, historical returns of our funds may not be indicative of the future results that you should expect from us, which could negatively impact the fees and incentive amounts received by us from such funds. In particular, our funds' future results may differ significantly from their historical results including for the following reasons:

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

  •
  the future performance of our funds will be affected by macroeconomic factors, including negative factors arising from disruptions in the global financial markets that were not prevalent in the periods relevant to the historical return data included in this report;

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

        In addition, our historical rates of return reflect our historical cost structure, which has varied and may vary further in the future. Certain of our newer funds, for example, have lower fee structures and also have performance hurdles. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industry sectors and businesses in which a particular fund invests and changes in laws. See "—Risks Related to our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition."

Valuation methodologies for certain assets in our funds can be subjective and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

        There are no readily ascertainable market prices for a substantial majority of illiquid investments of our investment funds and our finance vehicles. When determining fair values of investments, we use the last reported market price as of the statement of financial condition date for investments that have readily observable market prices. When an investment does not have a readily available market price, the fair value of the investment represents the value, as determined by us in good faith, at which the investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. There is no single standard for determining fair value in good faith and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. When making fair value determinations for our private equity investments, we typically use a market multiples approach that considers a specified financial measure (such as EBITDA) and/or a discounted cash flow analysis. To value our energy and infrastructure investments, we generally utilize a discounted cash flow analysis, while we use a combination of direct income capitalization and discounted cash flow analysis to value our real estate investments. Credit investments are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are valued by us based on ranges of valuations determined by an independent valuation firm. Each of these methodologies requires estimates of key inputs and significant assumptions and judgments. We also consider a range of additional factors that we deem relevant, including the applicability of a control premium or illiquidity discount, the presence of significant unconsolidated assets and liabilities, any favorable or unfavorable tax attributes, the method of likely exit, financial projections, estimates of assumed growth rates, terminal values, discount rates including risk free rates, capital structure, risk premiums and other factors, and determining these factors may involve a significant degree of our management's judgment and the judgment of management of our portfolio companies. Changes in these factors can have a significant effect on the results of the valuation methodologies used to value our portfolio, and our reported fair values for these assets could vary materially if the inputs and other assumptions used from prior quarters were to change significantly. For example, if applicable interest rates rise, then the assumed cost of capital for these assets would be expected to increase under a discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates would be expected to positively impact valuations of these assets if not offset by other factors. As a result of the significant assumptions underlying our valuations, our valuations may differ from those of other investors holding the identical investment that we hold.

        Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, such quotations may not reflect the value that we would actually be able to realize because of various factors, including possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company's securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market's view of overall company and management performance. Our partners' capital could be adversely affected if the values of investments that we record is materially higher than the values that are ultimately realized upon the disposal of the investments and changes in values attributed to investments from quarter to quarter may result in volatility in our AUM and such changes could materially affect the results of operations that we report from period to period. There can be no assurance that the investment values that we record from time to time will ultimately be realized and that you will be able to realize the investment values that are presented in this report.

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

        Because many of our funds' investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, our credit funds use varying degrees of leverage when making investments. Similarly, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company's total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company's indebtedness may also increase in recapitalization transactions subsequent to the company's acquisition. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our funds and our portfolio companies. Also, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness such as we experienced during 2009 would make it more expensive to finance those investments. In addition, increases in interest rates could decrease the value of fixed-rate debt investments that our finance vehicles or our funds make. Increases in interest rates could also make it more difficult to locate and consummate private equity and other investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Capital markets are volatile, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.

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

        The majority-owned subsidiaries of KFN regularly use and have used significant leverage to finance their assets. An inability by such subsidiaries to continue to raise or utilize leverage, to refinance or extend the maturities of their outstanding indebtedness or to maintain adequate levels of collateral under the terms of their collateralized loan obligations could limit their ability to grow their business, reinvest principal cash, distribute cash to KFN or fully execute their business strategy, and KFN's results of operations may be adversely affected. If KFN is unable to maintain its operating results and access to capital resources, KFN could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. If we complete our merger with KFN, we may experience similar problems.

        Among the sectors particularly challenged by downturns in the global credit markets, including the downturn experienced from 2008 through 2010, are the CLO and leveraged finance markets. KFN has, and if we complete our merger with KFN, we will have significant exposure to these markets through its CLO subsidiaries, each of which is a special purpose company that issued to KFN and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, KFN's CLO holdings are deeply subordinated, representing the CLO subsidiary's substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to KFN in right of payment. KFN's CLO subsidiaries have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re-occur, subsist or become more acute in the future. Because KFN's CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. In July 2009, KFN surrendered for cancellation approximately $298.4 million in aggregate of notes issued to it by certain of its CLOs. The surrendered notes were cancelled and the obligations due under such notes were deemed extinguished.

        Our hedge fund-of-funds, long/short equity fund, long/short credit fund, other credit- oriented funds and CLOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities or debt obligations. Gains realized with borrowed funds may cause the fund's net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund's net asset value could also decrease faster than if there had been no borrowings.

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

        Instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our funds invest throughout jurisdictions that have material perceptions of corruption according to international rating standards (such as "Transparency International" and "Corruption Perceptions Index") such as China, India, Indonesia, Latin America, the Middle East and Africa. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed. Bribery, fraud, accounting irregularities and corrupt practices can be especially difficult to detect in such locations.

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

  •
  instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which our funds invest may undermine our due diligence efforts with respect to such companies, and if such fraud is discovered, negatively affect the valuation of a fund's investments as well as contribute to overall market volatility that can negatively impact a fund's investment program;

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

  •
  executive officers, directors and employees of an equity sponsor may be named as defendants in litigation involving a company in which an investment is made or is being made, and we or our funds may indemnify such executive officers, directors or employees for liability relating to such litigation;

  •
  we or certain of our investment funds could potentially be held liable under ERISA for the pension obligations of one or more of our portfolio companies if we or the investment fund were determined to be a "trade or business" under ERISA and deemed part of the same "controlled group" as the portfolio company under such rules, and the pension obligations of any particular portfolio company could be material. In a recent decision of a federal appellate court (Sun Capital Partners III LP v. New England Teamsters & Trucking Indus. Pension Fund), a private equity firm was held to be engaged in a "trade or business" under ERISA;

  •
  we advise funds that invest in businesses that operate in a variety of industries that are subject to extensive domestic and foreign regulation (including companies that supply services to governmental agencies), such as the telecommunications industry, the defense and government services industry, the healthcare industry and oil and gas industry, that may involve greater risk due to rapidly changing market and governmental conditions in those sectors; and

  •
  significant failures of our portfolio companies to comply with laws and regulations applicable to them could affect the ability of our funds to invest in other companies in certain industries in the future and could harm our reputation;

Our investments in real assets such as real estate, infrastructure assets and energy may expose us to increased risks and liabilities and may expose our unitholders to adverse tax consequences.

        Investments in real assets, which may include real estate, infrastructure assets, oil and gas properties and other energy, may expose us to increased risks and liabilities that are inherent in the ownership of real assets. For example, ownership of real assets in our funds or vehicles may increase our risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. Ownership of real assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs, for example with respect to compliance with zoning, environmental or other applicable laws.

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

  •
  The performance of our energy investments depend on the skill, ability and decisions of third party operators. Failure of such operators to comply with applicable laws, rules and regulations could result in liabilities to us, reduce the value of our interest in the oil and natural gas properties, adversely affect our cash flows and results of operations.

  •
  If commodity prices decline and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil and natural gas properties, which may reduce the value of our energy investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.

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

Certain of our investment funds may invest in securities of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such investments may be subject to a greater risk of poor performance or loss.

        Certain of our investment funds, especially in our special situations strategy, may invest in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state and non-U.S. laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company.

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

        In some transactions, the amount of equity capital that is required to complete a large capitalization private equity transaction may be significant and are required to be structured as a consortium transaction. A consortium transaction involves an equity investment in which two or more other private equity firms serve together or collectively as equity sponsors. While we have sought to limit where possible the amount of consortium transactions in which we have been involved, we have participated in a significant number of those transactions. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium investors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in "—Our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree." Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment.

We and our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree.

        Our funds and accounts hold investments that include debt instruments and equity securities of companies that we do not control and such investments may comprise an increasing part of our business. Such instruments and securities may be acquired by our funds and accounts through trading activities or through purchases of securities from the issuer. In addition, our funds and accounts may acquire minority equity interests, particularly when making private equity investments in Asia or sponsoring investments as part of a large investor consortium, and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds or accounts retaining a minority investment. We have made certain minority investments in publicly traded companies. These transactions could be viewed as unwanted, damage our reputation, and consequently impair our ability to source transactions in the future. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of the investments by our funds or accounts could decrease and our financial condition, results of operations and cash flow could be adversely affected. In addition, many of our investments in our Public Markets funds, vehicles and accounts are in companies or other funds that we do not control.

        We have also recently made minority investments with our principal assets, for example our interest in Nephila and may in the future acquire interests in other investment managers and businesses. To the extent these businesses fail to comply with applicable regulations or laws or otherwise suffer reputational damage, our reputation may suffer.

We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.

        Many of our funds, vehicles and accounts invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2013, approximately 51% of the unrealized value of the investments of those funds and accounts was attributable to foreign investments. Investing in companies that are based in countries outside of the United States and, in particular, in emerging markets such as China, India, Turkey, countries in south and southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:

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

  •
  fewer investor protections; and

  •
  greater price volatility.

        As a result of the complexity of and lack of clear laws, precedent or authority with respect to the application of various income tax laws to our structures, the application of rules governing how transactions and structures should be reported is also subject to differing interpretations. In particular, certain jurisdictions, including Denmark, France, South Korea, and Japan, among others, have either proposed or adopted rules that seek to limit the amount of interest that may be deductible where the lender and the borrower are related parties (or where third party borrowings have been guaranteed by a related party) and in the case of Germany, without regard to whether the parties are related, or may seek to interpret existing rules in a more restrictive manner. In addition, the tax authorities of certain countries, such as Germany, Belgium, France, South Korea, and Singapore, have sought to disallow tax deductions for transaction and certain other costs at the portfolio company level either on the basis that the entity claiming the deduction does not benefit from the costs incurred or on other grounds. There is also significant risk in Germany that tax losses and interest carry forwards would lose their value on a change of ownership due to restrictive legislation. These measures will most likely adversely affect portfolio companies in those jurisdictions in which our investment funds have investments, and limit the benefits of additional investments in those countries. Our business is also subject to the risk that similar measures might be introduced in other countries in which our investment funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest.

        In addition, certain countries such as Australia, China, India, Japan and South Korea, where we have made investments, have sought to tax investment gains derived by nonresident investors, including private equity funds, from the disposition of the equity in companies operating in those countries. In some cases this development is the result of new legislation or changes in the interpretation of existing legislation and local authority assertions that investors have a local taxable presence or are holding companies for trading purposes rather than for capital purposes, or are not otherwise entitled to treaty benefits. With respect to India, a general anti-avoidance rule was introduced that would provide a basis for the tax authorities to subject other sales and investments through intermediate holding jurisdictions such as Mauritius to Indian tax. The proposed rule is presently scheduled to become effective for tax years beginning on or after April 1, 2015.

        Further, the tax authorities in certain countries, such as Australia, Belgium, China, Denmark, Germany, and South Korea have sought to deny the benefits of income tax treaties or EU Directives with respect to withholding taxes on interest and dividends and in the case of South Korea, capital gains, of nonresident entities, on the basis that the entity benefiting from such treaty or Directive is not the owner of the income, is a mere conduit inserted primarily to access treaty benefits or Directives, or otherwise lacks substance.

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

        The CFTC has proposed or adopted regulations governing swaps and security- based swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. See "Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business."

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

        We hold interests in some of our portfolio companies through our management of private equity funds in our Private Markets segment, as well as through separate investments in those funds and co-investments in certain portfolio companies of such funds, in our Capital Markets and Principal Activities segment. As of December 31, 2013, we hold significant aggregate investments in each of Alliance Boots GmbH, HCA Inc. and First Data Corporation, which each represent more than 5% of our Capital Markets and Principal Activities segment investment balance. As a result of our disproportionate investment in these companies, or any other portfolio companies for which similar investments are held in the future, any fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies.

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

  •
  We may structure an investment in a manner that may be attractive to fund investors or to KKR Holdings L.P., from a tax perspective but that may require corporate taxation to unitholders.

  •
  A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund or our own account may result in our having to restrict the ability of other funds to take any action.

  •
  Our fiduciary obligations to our fund investors may preclude us from pursuing attractive proprietary investment opportunities, in particular as we enter into strategic relationships with broad investment mandates similar to the investments we make with our principal assets.

  •
  Conflicts may arise in allocating time, services or resources among the investment activities of our funds, KKR, other KKR-affiliated entities and the employees of KKR.

  •
  Our principals have made personal investments in a variety of our investment funds, which may result in conflicts of interest among investors of our funds or unitholders regarding investment decisions for these funds.

  •
  The general partner's entitlement to receive carried interest from many of our funds may create an incentive for that general partner to make riskier and more speculative investments on behalf of a fund than would be the case in the absence of such an arrangement. In addition, for our funds that pay carried interest based on accrued rather than realized gains, the amount of carried interest to which the general partner is entitled and the timing of its receipt of carried interest will depend on the valuation by the general partner of the fund's investment.

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

        In addition, our funds and accounts also invest in a broad range of asset classes throughout the corporate capital structure. These investments include investments in corporate loans and debt securities, preferred equity securities and common equity securities. In certain cases, we may manage separate funds or accounts that invest in different parts of the same company's capital structure. For example, our credit funds may invest in different classes of the same company's debt and may make debt investments in a company that is owned by one of our private equity funds. In those cases, the interests of our funds and accounts may not always be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. For example, one of our private equity funds could have an interest in pursuing an acquisition, divestiture or other transaction that, in its judgment, could enhance the value of the private equity investment, even though the proposed transaction would subject one of our credit fund's debt investments to additional or increased risks. Finally, our ability to effectively implement a public securities strategy may be limited to the extent that contractual obligations entered into in the ordinary course of our private equity business impose restrictions on our engaging in transactions that we may be interested in otherwise pursuing.

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

        Our business would be adversely affected if KFN, the publicly traded specialty finance company managed by us and with which we have signed a merger agreement, was to be deemed to be an investment company under the Investment Company Act. A person will generally be deemed to be an "investment company" for purposes of the Investment Company Act if, absent an available exception or exemption, it (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (ii) owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe KFN is not and does not propose to be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not believe that KFN has held itself out as such. KFN conducts its operations primarily through its majority-owned subsidiaries, each of which is either outside of the definition of an investment company as defined in the Investment Company Act or excepted from such definition under the Investment Company Act. KFN monitors its holdings regularly to confirm its continued compliance with the 40% test described in clause (ii) above, and restricts its subsidiaries with respect to the assets in which each of them can invest and/or the types of securities each of them may issue in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. If the SEC were to disagree with KFN's treatment of one or more of its subsidiaries as being excepted from the Investment Company Act, with its determination that one or more of its other holdings are not investment securities for purposes of the 40% test, or with its determinations as to the nature of its business or the manner in which it holds itself out, KFN and/or one or more of its subsidiaries could be required either (i) to change substantially the manner in which it conducts its operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on KFN, its ability to service its indebtedness and to make distributions on its shares, and on the market price of its shares and securities, and could thereby materially adversely affect our business, financial condition and results of operations.

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

Investors in certain of our Public Markets funds may redeem their investments in these funds with minimal notice.

        Investors in our funds of funds along with those in our long/short equity strategy, long/short credit strategy and similar investment vehicles may generally submit redemptions to redeem their investments on a quarterly basis following the expiration of a specified period of time or in certain cases capital may be withdrawn earlier subject to a fee, in each case subject to the applicable fund's specific redemption provisions. For certain KKR Prisma funds managed as part of a single investor's mandate the length of time to redeem an investment may vary and will depend on the liquidity constraints of each KKR Prisma fund's underlying portfolio. Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, unhappiness with a fund's performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, performance and liquidity needs of fund investors. In a declining market or period of economic disruption or uncertainty, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions from our funds of funds or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.

        A portion of assets invested in our fund of hedge funds strategy are managed through separately managed accounts or entities structured for investment by one investor or related investors whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account or single entity mandates. The investment management agreements we enter into in connection with managing separately managed accounts or entities on behalf of certain clients may be terminated by such clients on as little as 30 days' prior written notice, or less in certain prescribed circumstances. In addition, the boards of directors of the certain funds we manage could terminate our advisory engagement of those companies, on as little as 30 days' prior written notice. Similarly, we provide subadvisory services to other investment advisors and managers. Such investment advisors and managers could terminate our subadvisory agreements on as little as 30 days' prior written notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.

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

        Moreover, these risks may be exacerbated for funds of funds such as those we manage. For example, if one of our funds of funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for our funds of hedge funds would be compounded. In 2008 many hedge funds experienced significant declines in value. In many cases, these declines in value were both provoked and exacerbated by margin calls and forced selling of assets, often at distressed prices. Moreover, certain funds of funds were invested in hedge funds that halted redemptions in the face of illiquidity and other issues, which precluded those funds of funds from receiving their capital back on request. There can be no guarantee that such a situation would not recur, particularly in times of market distress.

        Terms of the governing documents in may also limit a fund of funds' ability to withdraw, transfer or otherwise liquidate their investments in underlying portfolio funds. Under the terms of the governing documents of the relevant portfolio funds or other investments, the ability of a fund of funds or account to redeem any amount invested therein may be subject to certain restrictions and conditions, including restrictions on the redemption of capital for an initial period, restrictions on the amount of redemptions and the frequency with which redemptions can be made, and investment minimums that must be maintained. Additionally, portfolio funds typically reserve the right to reduce ("gate") or suspend redemptions, to set aside ("side pocket") capital that cannot be redeemed for so long as an event or circumstance has not occurred or ceased to exist, respectively, and to satisfy redemptions by making distributions in-kind, under certain circumstances. The ability of our funds of funds or accounts to redeem portfolio fund interests may be adversely affected to varying degrees by such restrictions depending on, among other things, the length of any restricted periods imposed by the portfolio fund, the amount and timing of a requested redemption in relation to the time remaining of any restricted periods imposed by portfolio funds, the aggregate amount of redemption requests, the next regularly scheduled redemption dates of such portfolio funds, the imposition of "gates" or suspensions, the use of "side pockets", the decision by a portfolio fund to satisfy redemptions in-kind, and the satisfaction of other conditions.

        In addition, certain funds in our Public Markets business are registered under the Investment Company Act as management investment companies. These funds and KKR Asset Management LLC, which serves as their investment adviser (or, in the case of the business development company, as its sub-adviser), are subject to the Investment Company Act and the rules thereunder. One of these funds is a New York Stock Exchange-listed closed-end fund. In addition, the management fees we are paid for managing the investment company will generally be subject to contractual rights the company's board of directors (or, in the case of the business development company we manage, the investment adviser) has to terminate our management of an account on as short as 60 days' prior notice. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

Investments by our fund of funds, long/short equity strategy, long/short credit strategy and any other hedge funds and similar investment vehicles are subject to numerous additional risks.

        Investments by one or more hedge funds and investment vehicles with similar characteristics that we currently advise or may organize in the future are subject to numerous additional risks, including the following:

  •
  Our long/short equity and long/short credit strategies are newly established without any operating history, and we do not have any significant track record as a hedge fund manager.

  •
  Generally, there are few limitations on the execution of investment strategies of a hedge fund or fund of funds, which are subject to the sole discretion of the management company or the general partner of such funds.

  •
  Hedge funds may engage in short selling, which is subject to theoretically unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost of buying those securities to cover the short position. There can be no assurance that the security necessary to cover a short position will be available for purchase. Purchasing securities to close out the short position can itself cause the price of the securities to rise further, thereby exacerbating the loss.

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

  •
  Hedge funds and funds of funds are subject to risks due to potential illiquidity of assets. Hedge funds and funds of funds, directly or indirectly, may make investments in restricted or illiquid investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by registration requirements, decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds or funds of funds to liquidate positions rapidly in order to meet margin calls, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. In addition in a declining market or in the event fund investors otherwise demand greater liquidity, the pace of redemptions could accelerate requiring hedge funds or funds of funds to sell assets on unfavorable terms.

  •
  Hedge fund investments are also subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most

    U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing "daily price fluctuation limits" or "daily limits," the existence of which may reduce liquidity or effectively curtail trading in particular markets. Our fund of hedge fund business may also be subject to and may subject our firm to extensive regulations, including those of the Commodity Futures Trading Commission and the regulations described under "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business".

Risks Related to Our Common Units

As a limited partnership, we qualify for some exemptions from the corporate governance and other requirements of the NYSE.

        We are a limited partnership and, as a result, qualify for exceptions from certain corporate governance and other requirements of the rules of the NYSE. Pursuant to these exceptions, limited partnerships may elect, and we have elected, not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors; (ii) that the listed company have a compensation committee that is composed entirely of independent directors and (iii) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. In addition, as a limited partnership, we are not required to obtain unitholder approval for (a) the issuance of common units to certain related parties where the number of common units exceeds one percent of the outstanding common units or voting power, (b) the issuance of common units that equals or exceeds 20% of the outstanding common units or voting power, or (c) a change of control transaction, and we are not required to hold annual unitholder meetings. Accordingly, you do not have the same protections afforded to equity holders of entities that are subject to all of the corporate governance requirements of the NYSE.

Our founders are able to determine the outcome of any matter that may be submitted for a vote of our limited partners.

        As of February 18, 2014, KKR Holdings owns 404,369,018 KKR Group Partnership Units, and our senior principals generally have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the holders of our common units, including a merger or consolidation of our business, a sale of all or substantially all of our assets and amendments to our partnership agreement that may be material to holders of our common units. In addition, our limited partnership agreement contains provisions that enable us to take actions that would materially and adversely affect all holders of our common units or a particular class of holders of common units upon the majority vote of all outstanding voting units, and since more than a majority of our voting units are controlled by KKR Holdings, KKR Holdings has the ability to take actions that could materially and adversely affect the holders of our common units either as a whole or as a particular class.

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

        Our Managing Partner may exercise its right to call and purchase common units as provided in our limited partnership agreement or assign this right to one of its affiliates or to us. Our Managing Partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right. As a result, a unitholder may have his common units purchased from him at an undesirable time or price. For additional information, see our limited partnership agreement filed as an exhibit to this annual report.

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

        The market price of our common units may be highly volatile, could be subject to wide fluctuations and could decline significantly in the future. In addition, the trading volume in our common units may fluctuate and cause significant price variations to occur. If the market price of our common units declines significantly, you may be unable to sell your common units at an attractive price, if at all. Some of the factors that could negatively affect the price of our common units or result in fluctuations in the price or trading volume of our common units include:

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

Our common unit price may decline due to the large number of common units eligible for future sale, for exchange, and issuable pursuant to our equity incentive plan and acquisitions.

        The market price of our common units could decline as a result of sales of a large number of common units in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. As of February 18, 2014, we have 288,143,327 common units outstanding, which amount excludes common units beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and common units available for future issuance under the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our Equity Incentive Plan.

        As of February 18, 2014, KKR Holdings owns 404,369,018 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Except for interests held by our founders and certain interests held by other principals that were vested upon grant, interests in KKR Holdings that are held by our principals are subject to time based vesting or performance based vesting and, following such vesting, additional restrictions in certain cases on exchanges for a period of one or two years. During 2013, 28,952,216 previously unvested units in KKR Holdings vested. The market price of our common units could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for our common units. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common units to sell our common units in the future at a time and at a price that they deem appropriate.

        In addition, we will continue to issue additional common units pursuant to our Equity Incentive Plan. The total number of common units which may be issued under our Equity Incentive Plan is equivalent to 15% of the number of fully exchanged and diluted common units outstanding as of the beginning of the year. The amount may be increased each year to the extent that we issue additional equity. In addition, our limited partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our Managing Partner in its sole discretion without the approval of our unitholders, including awards representing our common units under the Equity Incentive Plan. See "Executive Compensation—KKR & Co. L.P. Equity Incentive Plan". In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partner interests that have designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to our common units. Similarly, the partnership agreements of the KKR Group Partnerships authorize the general partners of the KKR Group Partnerships to issue an unlimited number of additional securities of the KKR Group Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnerships Units, and which may be exchangeable for KKR Group Partnership Units. In addition, we have and may continue to issue and sell common units of KKR & Co. L.P. to generate cash proceeds to pay withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan or the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units.

        We have used and in the future may continue to use common units as consideration in acquisitions and strategic investments. In connection with the proposed merger with KFN and the acquisition of Avoca, we expect to exchange or issue a significant number of common units. In addition, in connection with the KKR Prisma and Nephila transactions, we may make certain contingent payments in the form of common units. If our valuations of these transactions are not accurate or if the value of these acquisitions and investments is not realized, our distributions per common unit and the value of our common units may decline. As of February 18, 2014, (i) in connection with KKR's pending merger with KFN, which is subject to closing, KKR would issue approximately 104.5 million common units of KKR & Co. L.P. if such merger were to be completed, (ii) in connection with KKR's acquisition of Avoca, KKR is obligated to issue up to 5.0 million common units (a portion of which is issuable upon the election of the holders of certain convertible securities issued upon consummation of such acquisition, and a portion of which is subject to three-year, ratable annual vesting and a substantially concurrent three-year restriction on transfer, subject to accelerated vesting and forfeiture), (iii) in connection with KKR's acquisitions and investments, KKR may elect to issue common units for a portion of the contingent payments that KKR may become obligated to deliver in the future, and (iv) KKR is obligated to issue common units upon the vesting of equity awards issued under KKR's Equity Incentive Plan. In addition, as of February 18, 2014, KKR may issue (i) up to 1.7 million common units as registered on its registration statement on Form S-3 (no. 333-187894) in respect of withholding taxes and cash-settled equity awards as described therein and elsewhere in this report;

(ii) up to 1.4 million common units under the Equity Incentive Plan that were not registered on KKR's registration statement on Form S-8 (no. 333-171601), and (iii) up to 404.4 million common units pursuant to KKR's exchange agreement with KKR Holdings and the other parties thereto.

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

        Our Managing Partner, which is our general partner, will manage the business and affairs of our business, and will be governed by a board of directors that is co-chaired by our founders, who also serve as our Co-Chief Executive Officers. Conflicts of interest may arise among our Managing Partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our Managing Partner may favor its own interests and the interests of its affiliates over us and our unitholders. These conflicts include, among others, the following:

  •
  Our Managing Partner indirectly through its holding of controlling entities determines the amount and timing of the KKR Group Partnership's investments and dispositions, cash expenditures, including those relating to compensation, indebtedness, issuances of additional partner interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of KKR Group Partnership Units;

  •
  Our Managing Partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its duties, including fiduciary duties, to us. For example, our affiliates that serve as the general partners of our funds or as broker-dealers have fiduciary and/or contractual obligations to our fund investors or other third parties. Such obligations may cause such affiliates to regularly take actions with respect to the allocation of investments among our investment funds (including funds that have different fee structures), the purchase or sale of investments in our investment funds, the structuring of investment transactions for those funds and the advice and services we provide that comply with these fiduciary and contractual obligations but that might adversely affect our near-term results of operations or cash flow. Our Managing Partner will have no obligation to intervene in, or to notify us of, such actions by such affiliates;

  •
  Because certain of our principals indirectly hold their KKR Group Partnership Units through KKR Holdings L.P. and its subsidiaries, which are not subject to corporate income taxation and we hold some of the KKR Group Partnership Units through one or more wholly-owned subsidiaries that are taxable as a corporation, conflicts may arise between our principals and us relating to the selection and structuring of investments or transactions, declaring distributions and other matters; without limiting the foregoing, certain investments made by us or through our funds may be determined to be held through KKR Management Holdings L.P., which would result in less taxation to our principals who are limited partners in KKR Holdings as compared to our unitholders;

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

  •
  Our partnership agreement does not restrict our Managing Partner from paying us or our affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such additional contractual arrangements are fair and reasonable to us as determined under our partnership agreement. Neither our limited partnership agreement nor any of the other agreements, contracts and arrangements between us on the one hand, and our Managing Partner and its affiliates on the other, are or will be the result of arm's-length negotiations. The conflicts committee will be responsible for, among other things, enforcing our rights and those of our unitholders under certain agreements against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities;

  •
  Our Managing Partner and its affiliates will have no obligation to permit us to use any facilities or assets of our Managing Partner and its affiliates, except as may be provided in contracts entered into specifically dealing with such use. There will not be any obligation of our Managing Partner and its affiliates to enter into any contracts of this kind.

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

In addition, holders representing a majority of the Class A shares of our Managing Partner have the authority to unilaterally appoint our Managing Partner's directors and also have the ability to appoint the officers of our Managing Partner. Messrs. Kravis and Roberts, as the designated members of our Managing Partner, represent a majority of the total voting power of the outstanding Class A shares, when they act together. However, neither of them controls the voting of the Class A shares, when acting alone.

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

        With regard to the provision described in the second bullet point above, we have no material assets other than our equity interests in subsidiaries, which in turn have no material assets other than equity interests, directly or indirectly, in the KKR Group Partnerships. Through these interests, we indirectly are the sole general partners of the KKR Group Partnerships and indirectly are vested with all management and control over the KKR Group Partnerships. We do not believe our equity interests in our subsidiaries are investment securities, and we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of the partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. However, our subsidiaries have a significant number of investment securities, and we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test described in the second bullet point above. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions which may be viewed as adverse by the holders of our common units, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.

        The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause the partnership to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, would make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among the partnership, the KKR Group Partnerships and KKR Holdings, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest of our investments or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.

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

        The value of your investment in us depends in part on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code, and that our partnership not be registered under the Investment Company Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities, gain from the sale or other disposition of real property, real property rents, income and gains from energy and oil and gas investments and certain other forms of investment income. We intend to structure our investments so as to satisfy these requirements, including by generally holding investments that generate non-qualifying income through one or more subsidiaries that are treated as corporations for U.S. federal income tax purposes. Nonetheless, we may not meet these requirements, may not correctly identify investments that should be owned through corporate subsidiaries, or current law may change so as to cause, in any of these events, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to U.S. federal income tax. We have not requested, and do not plan to request, a ruling from the IRS, on this or any other matter affecting us.

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

        Although we expect that distributions we make should be sufficient to cover a holder's tax liability in any given year that is attributable to its investment in us, no assurances can be made that this will be the case. We will be under no obligation to make any such distribution and, in certain circumstances, may not be able to make any distributions or will only be able to make distributions in amounts less than a holder's tax liability attributable to its investment in us. In addition, we anticipate making quarterly distributions but allocate taxable income on a monthly basis. As a result, if you dispose of your common units, you may be allocated taxable income during the time you held your common units without receiving any cash distributions corresponding to that period. Accordingly, each holder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities.

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

        Under the U.S. Foreign Account Tax Compliance Act, or FATCA, U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions, or FFIs, are required to comply with a complicated and expansive reporting regime or, beginning after June 30, 2014, be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or, beginning after June 30, 2014, be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain fund investors to the IRS. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

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

        We expect that we will be engaged in a U.S. trade or business for U.S. federal income tax purposes, including by reason of investments in U.S. real property holding corporations, real estate assets and energy assets, in which case some portion of our income would be treated as effectively connected income with respect to non-U.S. holders, or ECI. To the extent our income is treated as ECI, non-U.S. unitholders generally would be subject to withholding tax on their allocable share of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable share of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. unitholders that are corporations may also be subject to a 30% branch profits tax (potentially reduced under an applicable treaty) on their actual or deemed distributions of such income. In addition, distributions to non-U.S. unitholders that are attributable to profits on the sale of a U.S. real property interest may also be subject to 30% withholding tax. Also, non-U.S. unitholders may be subject to 30% withholding on allocations of our income that are U.S. source fixed or determinable annual or periodic income under the Internal Revenue Code, unless an exemption from or a reduced rate of such withholding applies (under an applicable treaty of the Internal Revenue Code) and certain tax status information is provided.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Generally, a tax-exempt partner of a partnership would be treated as earning unrelated business taxable income, or UBTI, if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partner interest itself is debt-financed. As a result of our ownership of real estate assets and energy assets and incurrence of acquisition indebtedness we will derive income that constitutes UBTI. Consequently, a holder of common units that is a tax-exempt entity (including an individual retirement account, or IRA, or a 401(k) plan participant) will likely be subject to unrelated business income tax to the extent that its allocable share of our income consists of UBTI and thus may be subject to U.S. federal income taxes and U.S. federal income tax reporting with respect to such income. In addition, a tax-exempt investor may be subject to unrelated business income tax on a sale of their common units.

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

        In addition to U.S. federal income taxes, holders of our common units may be subject to other taxes, including state, local and foreign taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if the holders of our common units do not reside in any of those jurisdictions. Holders of our common units may be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions in the U.S. and abroad. Further, holders of our common units may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns that may be required of such unitholder. In addition our investments in real assets may expose unitholders to additional adverse tax consequences. See "—Our investments in real assets such as real estate and energy may expose us to increased risks and liabilities and may expose our unitholders to adverse tax consequences."

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

	Sales price
	2013		2012
	High	Low	High	Low
First Quarter	$20.00	$15.38	$15.20	$12.74
Second Quarter	$21.60	$17.27	$15.50	$11.03
Third Quarter	$21.78	$18.74	$15.68	$12.74
Fourth Quarter	$25.87	$19.68	$15.49	$13.35

        The number of holders of record of our common units as of February 18, 2014 was 24. This does not include the number of unitholders that hold shares in "street-name" through banks or broker-dealers.

Distribution Policy

        The following table presents the distributions paid to holders of our common units at the close of business on the specified record date during fiscal 2012 and 2013:

Payment Date	Record Date	Distribution per unit
March 6, 2012	February 21, 2012	$0.32
May 21, 2012	May 7, 2012	$0.15
August 21, 2012	August 6, 2012	$0.13
November 20, 2012	November 5, 2012	$0.24
March 5, 2013	February 19, 2013	$0.70
May 21, 2013	May 6, 2013	$0.27
August 20, 2013	August 5, 2013	$0.42
November 19, 2013	November 4, 2013	$0.23

        We have declared a distribution of $0.48 per common unit payable on March 4, 2014 to unitholders of record as of the close of business on February 18, 2014.

        We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business and 40% of the net cash income from our realized principal investments, in each case in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other obligations. Subject to the completion of the KFN merger, we expect to maintain the same distribution policy except we intend to make quarterly cash distributions of 100% of KFN's realized earnings and 40% of the net cash income from our other realized principal investments. For purposes of our distribution policy, distributions are expected to consist of (i) FRE, (ii) carry distributions received from our investment funds which have not been allocated as part of our carry pool and (iii) a percentage of net realized principal investment income as described above. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) non-controlling interests, and (iii) amounts determined by us to be necessary or appropriate for the conduct of our business and other matters as discussed above.

        Our distribution policy reflects our belief that distributing substantially all of the cash earnings of our investment management business will provide transparency for holders of our common units and impose on us an investment discipline with respect to the businesses and strategies that we pursue. We believe distributing a meaningful portion of our net realized principal investment income allows the holders of our common units to participate in the returns generated on our balance sheet assets, while still allowing us to retain significant capital to invest in our business.

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

        The partnership agreements of the KKR Group Partnerships provide for cash distributions, which are referred to as tax distributions, to the partners of such partnerships if we determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. We expect that the KKR Group Partnerships would make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such tax liabilities, which would generally be computed based on an estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income.) However, in light of our current distribution policy, we expect that the KKR Group Partnerships will not make tax distributions, because our distributions paid under our current policy are generally expected to be sufficient to permit U.S. holders of KKR Group Partnership Units to fund their estimated U.S. tax obligations (including any federal, state and local income taxes) with respect to their distributive shares of net income or gain, after taking into account any withholding tax imposed on us. There can be no assurance that, for any particular holder, such distributions will be sufficient to pay such holder's actual U.S. or non-U.S. tax liability.

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

        The Managing Partner may change the distribution policy at any time and from time to time. We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment and/or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Cash". In addition, under Section 17-607 of the Delaware Limited Partnership Act, we will not be permitted to make a distribution if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.

Common Unit Repurchases in the Fourth Quarter of 2013

        No purchases of our common units were made by us or on our behalf in the fourth quarter of the year ended December 31, 2013. During the fourth quarter of 2013, no KKR Group Partnership Units were exchanged by KKR Holdings or our principals for our common units.

Unregistered Sale of Equity Securities

        A subsidiary of KKR & Co. L.P. agreed to deliver an aggregate of up to 5.0 million common units of KKR & Co. L.P. in reliance on Section 4(a)(2) of the Securities Act of 1933, and/or Regulation S promulgated thereunder, in partial consideration for the sellers' equity interests in Avoca and its subsidiaries. Subsequent to the completed acquisition of Avoca, a portion will be issuable upon the election of the holders of certain convertible securities of one of our subsidiaries that was issued upon consummation of the acquisition, and a portion will be issuable subject to three-year, ratable annual vesting and a substantially concurrent three-year restriction on transfer, subject to accelerated vesting and forfeiture upon the occurrence of certain customary events. KKR & Co. L.P. also entered into a registration rights agreement with the selling shareholders of Avoca.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected historical consolidated and combined financial data (i) as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. We derived the selected historical consolidated financial data as of December 31, 2013 and 2012 and for the years ending December 31, 2013, 2012 and 2011 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated combined financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 from our audited consolidated and combined financial statements which are not included in this report. You should read the following data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009(1)
	(all dollars are in thousands, except unit and per unit data)
Statement of Operations Data:
Fees	$762,546	$568,442	$723,620	$435,386	$331,271
Less: Total Expenses	1,767,138	1,598,788	1,214,005	1,762,663	1,195,710
Total Investment Income (Loss)	8,896,746	9,101,995	1,456,116	9,179,108	7,753,808

Income (Loss) Before Taxes	7,892,154	8,071,649	965,731	7,851,831	6,889,369
Income Taxes	37,926	43,405	89,245	75,360	36,998

Net Income (Loss)	7,854,228	8,028,244	876,486	7,776,471	6,852,371
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	62,255	34,963	4,318	—	—
Net Income (Loss) Attributable to Noncontrolling Interests	7,100,747	7,432,445	870,247	7,443,293	6,002,686

Net Income (Loss) Attributable to KKR & Co. L.P.(2)	$691,226	$560,836	$1,921	$333,178	$849,685

					October 1, 2009 through December 31, 2009
Net Loss Attributable to KKR & Co. L.P.					$(78,221)

Distributions Declared Per KKR & Co. L.P. Common Unit	$1.40	$1.22	$0.74	$0.60	$0.08
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$2.51	$2.35	$0.01	$1.62	$(0.38)
Diluted	$2.30	$2.21	$0.01	$1.62	$(0.38)
Weighted Average Common Units Outstanding
Basic	274,910,628	238,503,257	220,235,469	206,031,682	204,902,226
Diluted	300,254,090	254,093,160	222,519,174	206,039,244	204,902,226
Statement of Financial Condition Data (period end):
Total Assets	$51,427,201	$44,426,353	$40,377,645	$38,391,157	$30,221,111
Total Liabilities	$4,842,383	$3,020,899	$2,692,995	$2,391,115	$2,859,630
Redeemable Noncontrolling Interests	$627,807	$462,564	$275,507	$—	$—
Noncontrolling Interests	$43,235,001	$38,938,531	$36,080,445	$34,673,549	$26,347,632
Total KKR & Co. L.P. Partners' Capital(3)	$2,722,010	$2,004,359	$1,328,698	$1,326,493	$1,013,849

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

(3)
Total KKR & Co. L.P. partners' capital reflects only the portion of equity attributable to KKR & Co. L.P. (41.6% interest in the KKR Group Partnerships as of December 31, 2013) and differs from book value reported on a segment basis primarily as a result of the exclusion of the equity impact of KKR Management Holdings Corp. and allocations of equity to KKR Holdings. KKR Holdings' 58.4% interest in the KKR Group Partnerships as of December 31, 2013 is reflected as noncontrolling interests and is not included in total KKR & Co. L.P. partners' capital.

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

Overview

        Led by Henry Kravis and George Roberts, we are a leading global investment firm with $94.3 billion in AUM as of December 31, 2013 and a 37-year history of leadership, innovation and investment excellence. When our founders started our firm in 1976, they established the principles that guide our business approach today, including a patient and disciplined investment process; the alignment of our interests with those of our fund investors, portfolio companies and other stakeholders; and a focus on attracting world class talent.

        Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 230 private equity investments in portfolio companies with a total transaction value in excess of $485 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as credit, special situations, equity strategies, hedge fund solutions, capital markets, infrastructure, energy and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.

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

        As a global investment firm, we earn management, monitoring, transaction and incentive fees for providing investment management, monitoring and other services to our funds, vehicles, managed accounts, specialty finance company and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our fund investors and from other principal investments and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.

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

Business Segments

Private Markets

        Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and source investments in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser.

Public Markets

        We operate our credit and hedge funds businesses through the Public Markets segment. Our credit business is managed by KKR Asset Management, LLC, or KAM, an SEC registered investment adviser. KAM advises funds, structured finance vehicles, separately managed accounts, BDCs and other investment companies registered under the Investment Company Act that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds and (ii) alternative credit strategies such as mezzanine investments, special situations investments, direct lending investments and long/short credit. In addition, on February 19, 2014, KKR acquired Avoca, a leading European credit investment manager with approximately $8.4 billion in assets under management as of December 31, 2013.

        In addition to our credit business, we have a hedge funds business that offers a variety of investment strategies and focuses on providing investment solutions for institutional investors. These strategies are managed by KAM and Prisma Capital Partners LP, or KKR Prisma, an SEC registered investment adviser. This business offers customized hedge fund portfolios, hedge fund-of-fund solutions and a long/short equity strategy. In addition, on January 23, 2013, we acquired a 24.9% interest in Nephila, an investment manager focused on investing in natural catastrophe and weather risk.

Capital Markets and Principal Activities

        Our Capital Markets and Principal Activities segment combines KKR's principal assets with our global capital markets business.

        Our capital markets business employs approximately 45 executives and supports our firm, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When we underwrite an offering of securities or a loan on a firm commitment basis, we commit to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When we act in an agency capacity, we generate revenue for arranging financing or placing securities or debt with capital markets investors. To allow us to carry out these activities, we are registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners and non-bank financial companies, or NBFCs, in India.

        KKR's principal assets, which include investments in our investment funds and co-investments in certain portfolio companies of such funds, provide us with a significant source of capital to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our fund investors and other stakeholders. The majority of our principal assets consist of general partner interests in KKR investment funds, limited partner interests in certain KKR private equity funds, co-investments in certain portfolio companies of such private equity funds, and other assets we acquired in the KPE Transaction, with the remaining holdings consisting of assets held in the development of our business, including seed capital for new strategies and other opportunistic investments. We believe that the market experience and skills of professionals in our capital markets business and the investment expertise of professionals in our Private Markets and Public Markets segments will allow us to continue to grow and diversify this asset base over time.

Business Environment

        As a global investment firm, we are affected by financial and economic conditions in North America, Europe, Asia-Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the success of the investments we make as well as our ability to exit these investments profitably and to make new investments. While certain economies experienced moderate expansion in 2013, the current global economic environment remains uncertain. Within Europe, there is a divergence between stronger growth in Germany, and weaker or negative growth in other countries. Overall, Europe has experienced negative growth trends as sovereign debt concerns have affected consumer and business behavior which has pushed the region into recession. Fiscal deficits and the levels of government debt in a number of European countries have led to substantial increases in sovereign borrowing costs, stresses in the European banking system, and associated reductions in the availability of credit and economic activity in the euro area. Through the course of 2013, fiscal restraint, deficit reductions, and central bank support have alleviated some of the stresses and borrowing costs have receded. However, these issues may resurface if there is not continual progress in structural reforms, fiscal consolidation, and other matters. Ongoing austerity and deleveraging in the developed world are likely to persist in the near-term, but at a slower pace. Importantly, periods of deleveraging tend to be accompanied by increased volatility in the global capital markets, which may pose downside risk to the economic outlook. While a number of policy actions have been taken which seek to address the European sovereign debt crisis, if one or more Eurozone members were to leave the Eurozone, the functioning of Europe's single market currency could be undermined which would cause a deeper and more damaging impact on the global economy. Growth in Asian economies is mixed. For example, the rate of real gross domestic product growth in China remains lower compared to the pace of growth in prior years. In addition, the new Chinese leadership has signaled that its reform agenda is more important than growth, and regulatory and structural adjustments could further impair growth. The U.S. economy grew moderately in 2013, but continues to be restrained by various headwinds. For example, while unemployment has declined, the unemployment rate remains elevated and consumer and business spending has been cautious. In the wake of recent fiscal tightening in the U.S., including the temporary U.S. government shutdown, U.S. consumers could further retrench spending, and while central banks around the world adopt quantitative easing, the U.S. dollar could continue to appreciate, which could impact U.S. corporate profitability as well as curtail U.S. growth. The U.S. Federal Reserve has also announced a shift in monetary policy by initiating the tapering of quantitative easing. Uncertainty surrounding the pace and timing of tapering could cause interest rates to rise which could affect our investments.

        In addition, foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar, and rising U.S. interest rates may negatively impact certain foreign currencies that depend upon foreign capital flows. For example, the Japanese yen, Indian rupee and Australian dollar depreciated 17.6%, 11.1% and 14.2% against the U.S. dollar, respectively in 2013. Furthermore, higher interest rates and weaker currencies in some emerging market currencies may increase country default risk. Within credit markets, spreads have tightened significantly while issuance has reached record levels in 2013. If interest rates rise sharply, or growth remains weak, default risk may rise. Moreover, while our Private Markets business invested or committed over

$8.5 billion in new transaction activity during 2013 through February 18, 2014, levels of transaction activity are generally volatile, and reduced levels of transaction activity tend to result in a reduced amount of transaction fees and potential future investment gains.

        In addition to economic conditions, global equity markets also have a substantial effect on our financial condition and results of operations, as equity prices, which have been and may continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value of our investments that do not have readily observable market prices. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains. For example, during the first quarter of 2014, we have been able to complete an IPO for Santander Consumer USA (NYSE: SC) and complete secondary sales of common shares of Kion Group AG (XETRA: KGX), ProSiebenSat.1 Media AG (XETRA: PSM) and NXP Semiconductors N.V. (NASDAQ: NXPI).

        Notwithstanding the trends described above, global equity markets rose during the year ended December 31, 2013, with the S&P 500 Index up 32.4% and the MSCI World Index up 27.4%. Equity market volatility declined during the year ended December 31, 2013 as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, beginning the year at 18.0 and ending at 13.7 on December 31, 2013. The below-investment grade credit markets trailed the equity markets, with the S&P/LSTA Leveraged Loan Index up 5.3% and the BoAML HY Master II Index up 7.4% during the year ended December 31, 2013, respectively.

        Conditions in global credit markets also have a substantial effect on our financial condition and results of operations. We rely on the ability of our funds to obtain committed debt financing on favorable terms in order to complete new private equity and other transactions. Similarly, our portfolio companies regularly require access to the global credit markets in order to obtain financing for their operations and to refinance or extend the maturities of their outstanding indebtedness. To the extent that conditions in the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance and valuations of those portfolio companies and, therefore, our investment returns on our funds. In addition, during economic downturns or periods of slow economic growth, the inability to refinance or extend the maturities of portfolio company debt (and thereby extend our investment holding period) may hinder our ability to realize investment gains from these portfolio companies when economic conditions improve. Credit markets can also impact valuations. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. If applicable interest rates rise, as was the case in 2013, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those investments that had a readily observable market price. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

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

        Finally, conditions in commodity markets impact the performance of our portfolio companies in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase or suffer from a decline in commodity prices. In particular, our Private Markets portfolio contains several real asset investments whose values are influenced by the price of natural gas and oil. While near-term natural gas and oil prices rose during the year ended December 31, 2013, long-term pricing of such real assets was by comparison more stable. The valuations of these real asset investments generally increase or decrease with the increase or decrease, respectively, of such long-term commodities prices as well as individual company performance. Furthermore, as we make additional investments in oil and gas companies and assets, the value of our portfolio may become increasingly sensitive to oil and gas prices.

Basis of Accounting

        The consolidated financial statements, referred to hereafter as our "financial statements," include the accounts of KKR's management and capital markets companies, the general partners of certain unconsolidated funds, general partners of consolidated funds and their respective consolidated funds and certain other entities.

        In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of December 31, 2013, our Private Markets segment included 21 consolidated investment funds and 17 unconsolidated co-investment vehicles. Our Public Markets segment included 11 consolidated investment vehicles and 53 unconsolidated vehicles.

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

Key Financial Measures

Fees

        Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, and (iv) consulting and other fees earned by consolidated entities from providing advisory and other services. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

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

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR allocates to its principals and other professionals a portion of the carried interest earned as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. For the purpose of the discussion under "—Consolidated Results of Operations," these amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation and benefits expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations. However, for the purposes of the discussion under "—Segment Analysis," carry pool allocations are recorded as a component of Investment Income (Loss).

General, Administrative and Other

        General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, changes in fair value of contingent consideration and other general and operating expenses which are not borne by fund investors and are not offset by credits attributable to fund investors' noncontrolling interests in consolidated funds. General, administrative and other expense also consists of costs incurred in connection with pursuing potential investments that do not result in completed transactions, a substantial portion of which are borne by fund investors.

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

Interest Income

        Interest income consists primarily of interest that is received on our cash balances, principal assets and credit instruments in which our consolidated funds invest.

Interest Expense

        Interest expense is incurred from debt issued by KKR, credit facilities entered into by KKR, and debt outstanding at our consolidated funds entered into with the objective of enhancing returns or managing cash flow, which are generally not direct obligations of the general partners of our consolidated funds or management companies. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See "—Liquidity".

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

        Certain of the following financial measures in this report are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Financial Statements and Supplementary Data—Note 12. Segment Reporting" and later in this report under "—Segment Book Value."

Fee Related Earnings ("FRE")

        Fee related earnings is comprised of segment fees less segment expenses (other than certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income). This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan ("Equity Incentive Plan"); (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

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

Assets Under Management ("AUM")

        Assets under management represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR's capital raising activities and the overall activity in its investment funds. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR's co-investment vehicles; (iii) the net asset value of certain of KKR's credit products; (iv) the value of outstanding structured finance vehicles; and (v) the fair value of other assets managed by KKR. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Fee Paying AUM ("FPAUM")

        Fee paying AUM represents only those assets under management from which KKR receives fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR's capital raising activities and the overall activity in its investment funds, for only those funds where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital). FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Committed Dollars Invested

        Committed dollars invested is the aggregate amount of capital commitments that have been invested by KKR's investment funds and carry-yielding co-investment vehicles and is used as a measure of investment activity for KKR and its business segments during a given period. We believe this measure is useful to unitholders as it provides additional insight into KKR's investment of committed capital. Such amounts include: (i) capital invested by fund investors and co-investors with respect to which KKR is entitled to a carried interest and (ii) capital invested by KKR's investment funds and vehicles.

Gross Dollars Invested

        Gross dollars invested is the aggregate amount of capital that has been invested by all of our Public Markets investment vehicles in our private credit non-liquid strategies and is used as a measure of investment activity for our Public Markets in a given period. We believe this measure is useful to unitholders as it provides additional insight into our Public Markets investment of capital across its private credit non-liquid strategies for all the investment vehicles which it manages. Such amounts include: (i) capital invested by fund investors and co-investors with respect to which our Public Markets Segment is entitled to a fee or carried interest and (ii) internal and proprietary capital invested by our Public Markets investment funds and vehicles.

Syndicated Capital

        Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in committed dollars invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets and Principal Activities segment and across its investment platform.

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

Book Value

        Book value is a measure of the net assets of KKR's reportable segments and is used by management primarily in assessing the unrealized value of our investment portfolio, including carried interest, as well as our overall liquidity position. We believe this measure is useful to unitholders as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders in our consolidated funds. Book value differs from KKR & Co. L.P. partners' capital on a GAAP basis primarily as a result of the exclusion of ownership interests attributable to KKR Holdings L.P.

Cash and Short-Term Investments

        Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR's liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR's available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of December 31, 2013, we had cash and short-term investments on a segment basis of approximately $2.2 billion. Excluding approximately $0.9 billion of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of approximately $1.3 billion as of December 31, 2013.

Consolidated Results of Operations

        The following is a discussion of our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011. You should read this discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see "—Segment Analysis."

        The following tables set forth information regarding our results of operations for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Revenues
Fees	$762,546	$568,442	$723,620

Expenses
Compensation and Benefits	1,266,592	1,280,854	868,749
Occupancy and Related Charges	61,720	58,205	54,282
General, Administrative and Other	438,826	259,729	290,974

Total Expenses	1,767,138	1,598,788	1,214,005

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	7,826,082	7,871,673	981,858
Dividend Income	695,521	940,888	225,073
Interest Income	474,759	358,598	321,943
Interest Expense	(99,616)	(69,164)	(72,758)

Total Investment Income (Loss)	8,896,746	9,101,995	1,456,116

Income (Loss) Before Taxes	7,892,154	8,071,649	965,731
Income Taxes	37,926	43,405	89,245

Net Income (Loss)	7,854,228	8,028,244	876,486
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	62,255	34,963	4,318
Net Income (Loss) Attributable to Noncontrolling Interests	7,100,747	7,432,445	870,247

Net Income (Loss) Attributable to KKR & Co. L.P.	$691,226	$560,836	$1,921

Year ended December 31, 2013 compared to year ended December 31, 2012

Fees

        Fees were $762.5 million for the year ended December 31, 2013, an increase of $194.1 million, compared to fees of $568.4 million for the year ended December 31, 2012. The net increase was primarily due to an increase in management fees of $79.8 million, an increase in transaction fees of $50.3 million and an increase in incentive fees of $24.8 million. The increase in management fees was primarily the result of the acquisition of Prisma as well as new capital raised primarily in our Public Markets segment. The increase in transaction fees was primarily driven by an increase in the size and number of fee-generating investments completed during the year ended December 31, 2013 in our Private Markets segment. During the year ended December 31, 2013, there were 33 transaction fee-generating investments with a total combined transaction value of approximately $15.0 billion compared to 17 transaction fee-generating investments with a total combined transaction value of approximately $6.5 billion during the year ended December 31, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in incentive fees is due primarily to an increase in incentive fees received from Prisma, which became part of KKR during the three months ended December 31, 2012, partially offset by a decrease in incentive fees from KFN as a result of its investment performance. KFN has already realized a substantial majority of the unrealized gains that were embedded in its bank loan and high yield portfolio, which have contributed in the past to its investment performance and KKR's receipt of incentive fees from KFN. Incentive fees from KFN are determined quarterly, while other incentive fees are typically determined for the twelve-month periods ending in either the second and fourth quarters of the calendar year. Due to the scheduled payments of such fees, incentive fees can generally be expected to be larger in the fourth quarter than in the second quarter assuming performance thresholds have been met. Whether an incentive fee from KFN and other KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result may vary significantly from period to period.

Expenses

        Expenses were $1,767.1 million for the year ended December 31, 2013, an increase of $168.3 million, compared to $1,598.8 million for the year ended December 31, 2012. The increase was primarily due to an increase in general, administrative and other expenses of $179.1 million, partially offset by a decrease in compensation and benefits expenses of $14.3 million. The increase in other general, administrative and other expenses was primarily due to an increase in professional service fees in connection with the growth of our business, the acquisition of Prisma as well as a $9.7 million one-time expense incurred in our Public Markets business in connection with the launch of a closed-end fund during the year ended December 31, 2013. The net decrease in compensation and benefits is due primarily to (i) lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition, partially offset by (ii) an increase in cash-based compensation as a result of the Prisma acquisition, increased headcount and an increase in fees and (iii) higher equity-based compensation relating to additional equity grants under the Equity Incentive Plan.

Net Gains (Losses) from Investment Activities

        Net gains from investment activities were $7.8 billion for the year ended December 31, 2013, essentially flat compared to $7.9 billion for the year ended December 31, 2012. The following is a summary of net gains (losses) from investment activities:

	Year Ended December 31,
	2013	2012
	($ in thousands)
Private Equity Investments	$7,716,772	$7,936,155
Other Net Gains (Losses) from Investment Activities	109,310	(64,482)

Net Gains (Losses) from Investment Activities	$7,826,082	$7,871,673

        The majority of our net gains (losses) from investment activities relate to our private equity portfolio. The following is a summary of the components of net gains (losses) from investment activities for private equity investments which illustrates the variances from the prior period. See "—Segment

Analysis—Private Markets Segment" for further information regarding gains and losses in our private equity portfolio.

	Year Ended December 31,
	2013	2012
	($ in thousands)
Realized Gains	$4,712,997	$4,954,124
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(4,155,261)	(4,688,754)
Realized Losses	(1,048,778)	(6,463)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	1,058,710	6,463
Unrealized Gains from Changes in Fair Value	9,361,938	11,168,416
Unrealized Losses from Changes in Fair Value	(2,212,834)	(3,497,631)

Net Gains (Losses) from Investment Activities—Private Equity Investments	$7,716,772	$7,936,155

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

        The most significant driver of net gains (losses) from investment activities for the year ended December 31, 2013 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $3.0 billion, $1.3 billion and $1.1 billion in our 2006 Fund, European Fund II and European Fund III, respectively. Approximately 46% of the net change in value for the year ended December 31, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc. (NYSE: HCA), ProSiebenSat.1 Media AG and NXP Semiconductors N.V., partially offset by decreases relating to Bharti Infratel Ltd. (BOM: 534816) and China Outfitters Holdings (HK: 1146). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH (healthcare sector), Academy Sports and Outdoors (retail sector) and Oriental Brewery (consumer products sector). The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Samson Resources (energy sector), Toys R Us (retail sector) and U.N RO-RO Isletmeleri A.S. (transportation sector). The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

        The most significant driver of net gains (losses) from investment activities in our private equity investments for the year ended December 31, 2012 is related to unrealized gains and losses from changes in fair value. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $3.4 billion, $1.9 billion and $0.9 billion in our 2006 Fund, European Fund II and Asian Fund, respectively. Approximately 24% of the net change in value for the year ended December 31, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., Dollar General Corporation (NYSE: DG) and NXP Semiconductors N.V., which were partially offset by decreases in Seven West Media Ltd. (AX: SWM), Far Eastern Horizon Ltd. (HK: 3360) and Tianrui Cement Co., Ltd. (HK: 1252). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH (manufacturing sector), which were partially offset by unrealized losses on Samson Resources, China International Capital Corporation (financial services sector) and Toys R Us, Inc. The increased valuations are generally related to an increase in the value of market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell a portion of the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook for the respective companies.

Dividend Income

        Dividend income was $695.5 million for the year ended December 31, 2013, a decrease of $245.4 million, compared to dividend income of $940.9 million for the year ended December 31, 2012. During the year ended December 31, 2013, we received dividends of $191.6 million from Capsugel (healthcare sector), $139.7 million from Pets at Home (consumer products sector), $113.9 million from Visma (technology sector), $85.6 million from Tarkett S.A. (manufacturing sector), $52.0 million from Santander Consumer USA and an aggregate of $112.7 million of dividends from other investments. During the year ended December 31, 2012, we received $520.0 million of dividends from HCA, Inc., $188.1 million from Academy Sports and Outdoors, $95.0 million from SunGard (technology sector), $78.5 million from TDC A/S (OMX: TDC), and an aggregate of $59.3 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

        Interest income was $474.8 million for the year ended December 31, 2013, an increase of $116.2 million, compared to $358.6 million for the year ended December 31, 2012. The increase primarily reflects a net increase in the level of credit instruments in our Public Markets investment vehicles.

Interest Expense

        Interest expense was $99.6 million for the year ended December 31, 2013, an increase of $30.4 million, compared to $69.2 million for the year ended December 31, 2012. The increase was primarily due to an increase in debt obligations in connection with our 2043 Senior Notes issued on February 1, 2013.

Income (Loss) Before Taxes

        Due to the factors described above, principally a decrease in dividends in investment income, an increase in expenses, partially offset by an increase in fees, income before taxes was $7.9 billion for the year ended December 31, 2013, a decrease of $0.2 billion, compared to income before taxes of $8.1 billion for the year ended December 31, 2012.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

        Net income attributable to redeemable noncontrolling interests was $62.3 million for the year ended December 31, 2013, an increase of $27.3 million, compared to $35.0 million for the year ended December 31, 2012. The increase primarily reflects a higher level of investment income in vehicles that allow for redemptions by their limited partners.

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests was $7.1 billion for the year ended December 31, 2013, a decrease of $0.3 billion, compared to $7.4 billion for the year ended December 31, 2012. The decrease was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above as well as a decrease in KKR Holdings's ownership percentage in the KKR Group Partnerships.

Net Income (Loss) Attributable to KKR & Co. L.P.

        Net income attributable to KKR & Co. L.P. was $691.2 million for the year ended December 31, 2013, an increase of $130.4 million, compared to $560.8 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in KKR & Co. L.P.'s ownership percentage in the KKR Group Partnerships from 36.9% on December 31, 2012 to 41.6% on December 31, 2013.

Year ended December 31, 2012 compared to year ended December 31, 2011

Fees

        Fees were $568.4 million for the year ended December 31, 2012, a decrease of $155.2 million, compared to fees of $723.6 million for the year ended December 31, 2011. The net decrease was primarily due to a decrease in transaction fees of $106.1 million and a decrease in monitoring fees of $73.3 million, which were partially offset by a $17.9 million increase in management fees. The decrease in transaction fees was primarily due to a decrease in the number and size of investments completed in our Private Markets segment and to a lesser extent a decrease in overall capital markets transaction activity. In our Private Markets segment, during 2012 there were 17 transaction fee-generating investments with a total combined transaction value of approximately $6.5 billion as compared to 19 transaction fee-generating investments with a total combined transaction value of approximately $24.9 billion during 2011. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular negotiations as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. In our capital markets business, the transaction fees we receive will depend on the amount of capital our funds and other vehicles deploy, the amount of capital this business syndicates and the number of transactions it completes for third party clients. The decrease in monitoring fees was primarily the result of $76.6 million of fees received in 2011 from the termination of monitoring fee arrangements in connection with the IPOs of HCA, Inc. and The Nielsen Company B.V. (NYSE: NLSN), and the sale of Seven Media Group (media sector), while no such termination payments were received in 2012. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO or other sale activity in our private equity portfolio. Also contributing to the decrease in monitoring fees was a decrease in expense reimbursements in connection with monitoring of portfolio companies of $16.2 million. The decrease in monitoring fees from termination payments and expense reimbursements was partially offset by an increase in recurring monitoring fees of $31.0 million. The increase in recurring monitoring fees was primarily the result of an increase in the number of portfolio companies paying a monitoring fee and an increase in the average size of the fee. During the year ended December 31, 2012, we had 40 portfolio companies that were paying an average monitoring fee of $2.9 million compared with 36 portfolio companies that were paying an average monitoring fee of $2.3 million during the year ended December 31, 2011. The increase in management fees was primarily due to an increase relating to the acquisition of Prisma as well as increases relating to new capital raised primarily in our Public Markets segment.

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

	Year Ended December 31,
	2012	2011
	($ in thousands)
Private Equity Investments	$7,936,155	$619,322
Other Net Gains (Losses) from Investment Activities	(64,482)	362,536

Net Gains (Losses) from Investment Activities	$7,871,673	$981,858

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

	Year Ended December 31,
	2012	2011
	($ in thousands)
Realized Gains	$4,954,124	$3,356,418
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(4,688,754)	(3,235,503)
Realized Losses	(6,463)	(690,107)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	6,463	681,952
Unrealized Gains from Changes in Fair Value	11,168,416	6,343,930
Unrealized Losses from Changes in Fair Value	(3,497,631)	(5,837,368)

Net Gains (Losses) from Investment Activities—Private Equity Investments	$7,936,155	$619,322

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

        The most significant driver of net gains (losses) from investment activities in our private equity investments for the year ended December 31, 2012 is related to unrealized gains and losses from changes in fair value. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $3.4 billion, $1.9 billion and $0.9 billion in our 2006 Fund, European Fund II and Asian Fund, respectively. Approximately 24% of the net change in value for the year ended December 31, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., Dollar General Corporation and NXP Semiconductors N.V., which were partially offset by decreases in Seven West Media Ltd., Far Eastern Horizon Ltd. and Tianrui Cement Co., Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH, which were partially offset by unrealized losses on Samson Resources, China International Capital Corporation and Toys R Us, Inc. The increased valuations are generally related to an increase in the value of market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell a portion of the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook for the respective companies.

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

Dividend Income

        Dividend income was $940.9 million for the year ended December 31, 2012, an increase of $715.8 million, compared to dividend income of $225.1 million for the year ended December 31, 2011. During the year ended December 31, 2012, we received $520.0 million of dividends from HCA, Inc., $188.1 million from Academy Sports and Outdoors, $95.0 million from SunGard, $78.5 million from TDC A/S, and an aggregate of $59.3 million of dividends from other investments. During the year ended December 31, 2011, we received $82.4 million of dividends from Dollar General Corporation, $68.3 million from Tarkett S.A. (manufacturing sector), $29.4 million from TDC A/S, $26.2 million from Legrand Holdings S.A. and an aggregate of $18.8 million of dividends from other investments. These types of dividends from portfolio companies are generally not recurring quarterly dividends and may occur in the future; however, their size and frequency are variable.

Interest Income

        Interest income was $358.6 million for the year ended December 31, 2012, an increase of $36.7 million, compared to $321.9 million for the year ended December 31, 2011. The increase primarily reflects a net increase in the level of credit instruments in our Public Markets investment vehicles.

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

Net Income (Loss) Attributable to KKR & Co. L.P.

        Net income attributable to KKR & Co. L.P. was $560.8 million for the year ended December 31, 2012, an increase of $558.9 million, compared to $1.9 million for the year ended December 31, 2011. The increase was primarily attributable to the increase in net gains (losses) from investment activities as described above.

Segment Analysis

        The following is a discussion of the results of our three reportable business segments for years ended December 31, 2013, 2012 and 2011. You should read this discussion in conjunction with the information included under "—Basis of Financial Presentation—Segment Operating and Performance Measures" and the consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$459,496	$423,921	$430,400
Incentive Fees	—	—	—

Management and Incentive Fees	459,496	423,921	430,400

Monitoring and Transaction Fees:
Monitoring Fees	120,267	116,565	163,769
Transaction Fees	150,118	96,454	166,654
Fee Credits	(136,662)	(97,362)	(144,928)

Net Monitoring and Transaction Fees	133,723	115,657	185,495

Total Fees	593,219	539,578	615,895

Expenses
Compensation and Benefits	231,911	192,765	185,709
Occupancy and Related Charges	48,045	48,562	45,694
Other Operating Expenses	154,982	147,253	157,901

Total Expenses	434,938	388,580	389,304

Fee Related Earnings	158,281	150,998	226,591

Investment Income (Loss)
Realized Carried Interest	690,027	475,707	336,858
Unrealized Carried Interest	692,085	917,048	(70,647)

Gross Carried Interest	1,382,112	1,392,755	266,211
Less: Allocation to KKR Carry Pool	(558,014)	(565,543)	(109,361)
Less: Management Fee Refunds	(30,282)	(143,723)	(17,587)

Net Carried Interest	793,816	683,489	139,263

Realized Other Investment Income (Loss)	—	—	—
Unrealized Other Investment Income (Loss)	1,897	599	(549)

Total Other Investment Income (Loss)	1,897	599	(549)

Total Investment Income (Loss)	795,713	684,088	138,714

Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	953,994	835,086	365,305
Income (Loss) Attributable to Noncontrolling Interests	1,498	3,390	2,536

Economic Net Income (Loss)	$952,496	$831,696	$362,769

Assets Under Management	$61,242,900	$49,127,600	$43,627,900

Fee Paying Assets Under Management	$50,156,300	$41,173,000	$37,869,700

Committed Dollars Invested	$5,840,900	$3,026,300	$5,033,300

Uncalled Commitments	$20,101,600	$14,271,100	$10,070,300

Year ended December 31, 2013 compared to year ended December 31, 2012

Fees

        Fees were $593.2 million for the year ended December 31, 2013, an increase of $53.6 million, compared to fees of $539.6 million for the year ended December 31, 2012. The net increase was primarily due to an increase in transaction fees of $53.7 million and an increase in management fees of $35.6 million, partially offset by an increase in fee credits of $39.3 million. The increase in transaction fees was attributable to an increase in both the size and number of fee-generating investments completed. During the year ended December 31, 2013, there were 33 transaction fee-generating investments with a total combined transaction value of approximately $15.0 billion compared to 17 transaction fee-generating investments with a total combined transaction value of approximately $6.5 billion during the year ended December 31, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in fee credits is primarily attributable to the increase in transaction fees, as described above. The increase in management fees is primarily attributable to new capital raised in KKR North America Fund XI and KKR Asian Fund II, partially offset by the KKR 2006 Fund and KKR Asian Fund entering their post-investment periods with a lower management fee. As of December 31, 2013, FPAUM excluded approximately $0.7 billion of unallocated commitments from a strategic partnership with a state pension plan and $2.2 billion in commitments in connection with infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. The inclusion of these amounts in FPAUM in future periods would be accretive to our fees. The investment period of our European Fund III ends on March 31, 2014, which will reduce the fund's fee rate and change the fund's management fee base from committed capital to invested capital. This will result in a decrease in fees earned for European Fund III beginning in the second quarter of 2014. This decrease will not be offset by a successor European private equity fund until such time as the successor fund has its first close and commences its investment period, which will occur after our European Fund III enters its post-investment period.

Expenses

        Expenses were $434.9 million for the year ended December 31, 2013, an increase of $46.3 million, compared to expenses of $388.6 million for the year ended December 31, 2012. The increase was primarily the result of an increase in compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense, as well as an increase in headcount.

Fee Related Earnings

        Fee related earnings were $158.3 million for the year ended December 31, 2013, an increase of $7.3 million, compared to fee related earnings of $151.0 million for the year ended December 31, 2012. The increase was due to the increase in fees partially offset by increase in expenses and fees as described above.

Investment Income (Loss)

        Investment income was $795.7 million for the year ended December 31, 2013, an increase of $111.6 million, compared to investment income of $684.1 million for the year ended December 31, 2012. This increase was primarily driven by a lower level of management fee refunds.

        Management fee refunds amounted to $30.3 million for the year ended December 31, 2013, a decrease of $113.4 million, as compared to $143.7 million for the year ended December 31, 2012. The decrease in management fee refunds primarily reflects an increased level of accrued carried interest in

European Fund III and European Fund II in the year ended 2012 which triggered the recognition of a higher level of management fee refunds in the prior period.

        Realized carried interest for the year ended December 31, 2013 consisted primarily of realized gains from the partial sale and final sale of Dollar General Corporation, the partial sales of HCA, Inc. and sale of Intelligence, Ltd. (services sector).

        Realized carried interest for the year ended December 31, 2012 consisted primarily of realized gains from the partial sale of Alliance Boots GmbH, sale of Legrand Holdings S.A. and partial sale of HCA, Inc.

        The following table presents net unrealized carried interest by investment vehicle for the year ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	($ in thousands)
2006 Fund	$294,883	$449,429
European Fund II	169,819	181,420
European Fund III	124,463	123,746
North America Fund XI	34,389	—
Co-Investment Vehicles and Other	22,009	71,981
E2 Investors	14,774	27,252
Real Estate Partners Americas	12,516	—
Millennium Fund	12,128	637
China Growth Fund	6,937	(12,388)
Asian Fund	148	151,514
European Fund	19	(76,543)

Total(a)	$692,085	$917,048

(a)
The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented, which for the year ended December 31, 2013, consisted of Asian Fund II.

        For the year ended December 31, 2013, the net unrealized carried interest gain of $692.1 million included $1,174.6 million representing net increases in the value of various portfolio companies which were partially offset by $482.5 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

        For the year ended December 31, 2013, the value of our private equity investment portfolio increased 20.2%. Increased share prices of various publicly held investments comprised approximately 46% of the net increase in value for the year ended December 31, 2013, the most significant of which were gains on HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Bharti Infratel Ltd. and China Outfitters Holdings. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Oriental Brewery. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Toys R Us, Samson Resources, and U.N. RO-RO Isletmeleri A.S. The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

        The reversals of previously recognized net unrealized gains for the year ended December 31, 2013 resulted primarily from the partial sales and final sale of Dollar General Corporation, the partial sales of HCA, Inc. and sale of Intelligence, Ltd. During the year ended December 31, 2013, we wrote off PagesJaunes Group (media sector) (currently known as Solocal Group SA (FRA: QS3)) and our remaining warrants in Eastman Kodak (technology sector) and sold our remaining investment in Seven West Media Ltd. realizing a modest loss. None of these events had a material impact on our net carried interest.

        For the year ended December 31, 2012, the net unrealized gains of $917.0 million included $1,141.1 million attributable to net increases in the value of various portfolio companies, partially offset by $224.1 million of reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales of investments.

        Of the $1,141.1 million of net increases in value, 24% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on HCA, Inc., Dollar General Corporation and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of other publicly held investments, the most significant of which were Seven West Media Ltd., Far Eastern Horizon Ltd., and Tianrui Cement Co., Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH. The unrealized gains on our private portfolio were partially offset by unrealized losses relating to Samson Resources, China International Capital Corporation, and Toys R Us. The increased valuations are generally related to an increase in the value of market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell a portion of the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook for the respective companies.

        The reversals of previously recognized net unrealized gains for the year ended December 31, 2012 resulted primarily from the partial sale of Alliance Boots GmbH, sale of Legrand Holdings S.A. and partial sale of HCA, Inc.

Economic Net Income (Loss)

        Economic net income in our Private Markets segment was $952.5 million for the year ended December 31, 2013, an increase of $120.8 million, compared to economic net income of $831.7 million for the year ended December 31, 2012. The increase in investment income as described above was the primary contributor to the period over period increase in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2012 to December 31, 2013:

($ in thousands)
December 31, 2012	$49,127,600
New Capital Raised	13,613,100
Distributions	(9,197,900)
Net Changes in Fee Base of Certain Funds	(272,300)
Foreign Exchange	32,800
Change in Value	7,939,600

December 31, 2013	$61,242,900

        AUM for the Private Markets segment was $61.2 billion at December 31, 2013, an increase of $12.1 billion, compared to $49.1 billion at December 31, 2012. The increase was primarily attributable to (i) new capital raised of $13.6 billion relating primarily to Asian Fund II commencing its investment period at which time it began recognizing management fees as well as additional capital raised in North America Fund XI, Energy Income and Growth Fund and Real Estate Partners Americas and (ii) appreciation in the market value of our private equity portfolio of $7.9 billion. The increases were partially offset by $9.2 billion in distributions to private equity fund investors comprised of $6.0 billion of realized gains and $3.2 billion of return of original cost.

        The appreciation in the market value of our private equity portfolio were driven primarily by net unrealized gains of $3.0 billion, $1.3 billion and $1.1 billion in our 2006 Fund, European Fund II and European Fund III, respectively. Approximately 46% of the net change in value for the year ended December 31, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V., partially offset by decreases relating to Bharti Infratel Ltd and China Outfitters Holdings. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Oriental Brewery. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Samson Resources, Toys R Us and U.N RO-RO Isletmeleri A.S. The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

        As of December 31, 2013, our AUM excluded approximately $0.7 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.2 billion in commitments in connection with other infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2012 to December 31, 2013:

($ in thousands)
December 31, 2012	$41,173,000
New Capital Raised	13,200,600
Distributions	(3,860,800)
Net Changes in Fee Base of Certain Funds	(654,700)
Foreign Exchange	172,700
Change in Value	125,500

December 31, 2013	$50,156,300

        FPAUM in our Private Markets segment was $50.2 billion at December 31, 2013, an increase of $9.0 billion, compared to $41.2 billion at December 31, 2012. The increase was primarily attributable to new capital raised of $13.2 billion relating primarily to Asian Fund II which commenced its investment period at which time it began recognizing management fees as well as additional capital raised in North America Fund XI, Energy Income and Growth Fund and Real Estate Partners Americas, which were partially offset by distributions of $3.9 billion to private equity fund investors and a reduction of $0.7 billion reflecting the impact of certain funds entering the post-investment period.

Committed Dollars Invested

        Committed dollars invested were $5.8 billion for the year ended December 31, 2013, an increase of $2.8 billion compared to $3.0 billion for the year ended December 31, 2012. The increase was due to an increase in the number and size of private equity investments closed during the year ended December 31, 2013 as compared with the year ended December 31, 2012. In the year ended December 31, 2013, there were 70 transactions with a total combined transaction value of approximately $17.0 billion compared to 28 transactions with a total combined transaction value of approximately $7.3 billion for the year ended December 31, 2012.

Uncalled Commitments

        As of December 31, 2013, our Private Markets Segment had $20.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

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

        Realized carried interest for the year ended December 31, 2012 consisted primarily of realized gains from the partial sale of Alliance Boots GmbH, Legrand Holdings S.A. and HCA, Inc.

        Realized carried interest for the year ended December 31, 2011 consisted primarily of realized gains from the partial sale of Hilcorp Resources, LLC (energy sector), Legrand Holdings S.A. and Avago Technologies Limited (NYSE: AVGO).

        The following table presents the components of net carried interest for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	($ in thousands)
2006 Fund	$449,429	$69,462
European Fund II	181,420	—
Asian Fund	151,514	71,436
European Fund III	123,746	(9,378)
Co-Investment Vehicles and Other	71,981	31,405
E2 Investors	27,252	536
Millennium Fund	637	(66,515)
China Growth Fund	(12,388)	12,388
European Fund	(76,543)	(179,981)

Total(a)	$917,048	$(70,647)

(a)
The above table excludes any funds and vehicles for which there were no unrealized gains (losses) of carried interest during either of the periods presented.

        For the year ended December 31, 2012, the net unrealized gains of $917.0 million included $1,141.1 million attributable to net increases in the value of various portfolio companies, partially offset by $224.1 million of reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales of investments.

        Of the $1,141.1 million of net increases in value, 24% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on HCA, Inc., Dollar General Corporation and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of other publicly held investments, the most significant of which were Seven West Media Ltd., Far Eastern Horizon Ltd., and Tianrui Cement Co., Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH. The unrealized gains on our private portfolio were partially offset by unrealized losses relating to Samson Resources, China International Capital Corporation, and Toys R Us. The increased valuations are generally related to an increase in the value of market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell a portion of the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook for the respective companies.

        The reversals of previously recognized net unrealized gains for the year ended December 31, 2012 resulted primarily from the partial sale of Alliance Boots GmbH, sale of Legrand Holdings S.A. and partial sale of HCA, Inc.

        For the year ended December 31, 2011, the net unrealized losses of $70.6 million included $247.9 million of reversals of previously recognized net unrealized gains and losses in the connection with the occurrence of realization events such as partial sales or write-offs which were partially offset by $177.3 million of net unrealized gains reflecting net increases in the value of various portfolio companies. The reversals of previously recognized net unrealized gains and losses resulted primarily from the partial sales of Avago Technologies Limited, Legrand Holdings S.A. and Hilcorp Resources, LLC. During the year ended December 31, 2011, we wrote-off Capmark Financial Group, Inc. Of the $177.3 million of net increases in value, 80.3% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on Dollar General Corporation, The Nielsen Company B.V., and Jazz Pharmaceuticals, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses on HCA, Inc., Sealy Corporation and Ma Anshan Modern Farming Co. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Oriental Brewery and Intelligence Ltd. The increased valuations, in the aggregate, generally related to individual company performance. The unrealized gains on our private portfolio were partially offset by unrealized losses on Biomet, Inc. and Energy Future Holdings Corp. reflecting decreased valuations, in the aggregate, generally related to declines in the value of market comparables due to overall declines in equity markets or, in certain cases, an unfavorable business outlook.

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

        The change in value in our private equity portfolio was driven primarily by net unrealized gains of $3.4 billion, $1.9 billion and $0.9 billion in our 2006 Fund, European Fund II and Asian Fund, respectively. Approximately 24% of the net change in value for the year ended December 31, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., Dollar General Corporation, and NXP Semiconductors N.V., which were partially offset by decreases in Seven West Media Ltd, Far Eastern Horizon Ltd and Tianrui Cement Co., Ltd. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH, which were partially offset by unrealized losses on Samson Resources, China International Capital Corporation and Toys R Us, Inc. The increased valuations are generally related to an increase in the value of market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell a portion of the investment executed in June 2012. The decreased valuations are generally related to an unfavorable business outlook for the respective companies.

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

        As of December 31, 2012, our AUM and Fee Paying AUM excluded $4.0 billion relating to KKR Asian Fund II, $1.1 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.5 billion in connection with other infrastructure, energy and private equity funds and co-investment vehicles.

Committed Dollars Invested

        Committed dollars invested were $3.0 billion for the year ended December 31, 2012, a decrease of $2.0 billion, compared to committed dollars invested of $5.0 billion for the year ended December 31, 2011. The decrease was due to a decrease in both the number and size of private equity investments closed during the year ended December 31, 2012 as compared to the year ended December 31, 2011. In the year ended December 31, 2012, there were 28 transactions with a total combined transaction value of approximately $7.3 billion compared to 38 transactions with a total combined transaction value of approximately $26.6 billion for the year ended December 31, 2011.

Uncalled Commitments

        As of December 31, 2012, our Private Markets Segment had $14.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$206,134	$105,186	$84,984
Incentive Fees	72,359	43,845	34,243

Management and Incentive Fees	278,493	149,031	119,227

Monitoring and Transaction Fees:
Monitoring Fees	—	—	—
Transaction Fees	40,314	14,495	11,996
Fee Credits	(29,950)	(8,368)	(5,930)

Net Monitoring and Transaction Fees	10,364	6,127	6,066

Total Fees	288,857	155,158	125,293

Expenses
Compensation and Benefits	77,378	50,705	46,133
Occupancy and Related Charges	6,863	5,606	4,059
Other Operating Expenses	49,210	18,350	15,483

Total Expenses	133,451	74,661	65,675

Fee Related Earnings	155,406	80,497	59,618

Investment Income (Loss)
Realized Carried Interest	—	—	—
Unrealized Carried Interest	62,338	39,155	(2,590)

Gross Carried Interest	62,338	39,155	(2,590)
Less: Allocation to KKR Carry Pool	(24,935)	(15,663)	1,036
Less: Management Fee Refunds	—	—	—

Net Carried Interest	37,403	23,492	(1,554)

Realized Other Investment Income (Loss)	—	—	—
Unrealized Other Investment Income (Loss)	116	20	505

Total Other Investment Income (Loss)	116	20	505

Total Investment Income (Loss)	37,519	23,512	(1,049)

Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	192,925	104,009	58,569
Income (Loss) Attributable to Noncontrolling Interests	1,560	1,079	599

Economic Net Income (Loss)	$191,365	$102,930	$57,970

Assets Under Management	$33,077,400	$26,399,900	$15,380,700

Fee Paying Assets Under Management	$27,241,200	$19,673,000	$8,527,600

Committed Dollars Invested	$1,553,000	$784,800	$980,700

Uncalled Commitments	$2,362,300	$1,800,800	$1,330,200

Gross Dollars Invested	$4,213,300	$1,678,700	$1,185,200

Year ended December 31, 2013 compared to year ended December 31, 2012

Fees

        Fees were $288.9 million for the year ended December 31, 2013, an increase of $133.7 million, compared to fees of $155.2 million for the year ended December 31, 2012. The increase is primarily attributable to an increase in management fees of $100.9 million and an increase in incentive fees of $28.5 million. The increase in management fees is due primarily to a full year of results for Prisma being reflected in 2013, the impact of our investment in Nephila, which was made during 2013 and new capital raised. The increase in incentive fees is due primarily to (i) an increase in incentive fees received from Prisma, which became part of KKR during the three months ended December 31, 2012, (ii) incentive fees relating to our investment in Nephila and (iii) incentive fees from our KKR Equity Strategies platform. These increases were partially offset by a decrease in incentive fees from KFN as a result of its investment performance. KFN has already realized a substantial majority of the unrealized gains that were embedded in its bank loan and high yield portfolio, which have contributed in the past to its investment performance and KKR's receipt of incentive fees from KFN. Incentive fees from KFN are determined quarterly, while other incentive fees are typically determined for the twelve-month periods ending in either the second and fourth quarters of the calendar year. Due to the scheduled payments of such fees, incentive fees can generally be expected to be larger in the fourth quarter than in the second quarter assuming performance thresholds have been met. Whether an incentive fee from KFN and other KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result may vary significantly from period to period.

        On December 16, 2013, we, certain of our affiliates and KFN entered into a merger agreement pursuant to which KFN would become a subsidiary of KKR. Upon completion of this merger (which is subject to various conditions, including, among others things, obtaining the requisite approval of KFN's shareholders), KKR would no longer recognize management fees or incentive fees from KFN. Such management fees and incentive fees amounted to $40.4 million and $22.7 million, respectively for the year ended December 31, 2013. This reduction in fees may be offset in whole or in part, by investment income that is earned from KFN's business.

Expenses

        Expenses were $133.5 million for the year ended December 31, 2013, an increase of $58.8 million, compared to expenses of $74.7 million for the year ended December 31, 2012. The increase across all expense categories was primarily due to (i) the acquisition of Prisma, which became part of KKR during the three months ended December 31, 2012, (ii) a $9.7 million one-time expense incurred in our Public Markets business in connection with the launch of a closed-end fund and (iii) to a lesser extent an increase in operating expenses reflecting the continued growth of our Public Markets business.

Fee Related Earnings

        Fee related earnings were $155.4 million for the year ended December 31, 2013, an increase of $74.9 million, compared to fee related earnings of $80.5 million for the year ended December 31, 2012. The increase was attributable to the increase in fees, partially offset by the increase in expenses, in each case as described above.

Investment Income (Loss)

        Investment income was $37.5 million for the year ended December 31, 2013, an increase of $14.0 million compared to investment income of $23.5 million for the year ended December 31, 2012. The increase is primarily attributable to higher net carried interest resulting from a larger increase in the net asset values of certain carry-eligible investment vehicles in the year ended December 31, 2013 compared to the prior period.

Economic Net Income (Loss)

        Economic net income was $191.4 million for the year ended December 31, 2013, an increase of $88.5 million, compared to economic net income of $102.9 million for the year ended December 31, 2012. The increase is attributable to the increase in both fee related earnings as well as investment income, partially offset by higher expenses as described above.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2012 to December 31, 2013:

($ in thousands)
December 31, 2012	$26,399,900
New Capital Raised	7,580,400
Distributions	(1,665,800)
Redemptions	(1,021,800)
Change in Value	1,784,700

December 31, 2013	$33,077,400

        AUM in our Public Markets segment totaled $33.1 billion at December 31, 2013, an increase of $6.7 billion compared to AUM of $26.4 billion at December 31, 2012. The increase for the period was primarily due to $7.6 billion of new capital raised, primarily from our sub-advised BDC and our special situations fund, and a $1.8 billion increase in the net asset value of certain investment vehicles. These increases were partially offset by $2.7 billion of distributions and redemptions from certain investment vehicles.

Fee Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2012 to December 31, 2013:

($ in thousands)
December 31, 2012	$19,673,000
New Capital Raised	7,927,500
Distributions	(854,100)
Redemptions	(1,021,800)
Change in Value	1,516,600

December 31, 2013	$27,241,200

        FPAUM in our Public Markets segment was $27.2 billion at December 31, 2013, an increase of $7.5 billion compared to FPAUM of $19.7 billion at December 31, 2012. The increase was primarily due to $7.9 billion of new capital raised and a $1.5 billion increase in the net asset value of certain investment vehicles, partially offset by $1.9 billion of distributions and redemptions from certain investment vehicles.

Committed Dollars Invested

        Committed dollars invested were $1.6 billion for the year ended December 31, 2013, an increase of $0.8 billion, compared to committed dollars invested of $0.8 billion for the year ended December 31,

2012. The increase is primarily due to a higher level of net capital deployed, primarily in our special situations, direct lending and mezzanine strategies.

Uncalled Commitments

        As of December 31, 2013, our Public Markets segment had $2.4 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

        Gross dollars invested were $4.2 billion for the year ended December 31, 2013, an increase of $2.5 billion, compared to gross dollars invested of $1.7 billion for the year ended December 31, 2012. The increase is primarily due to a higher level of investment activity in our direct lending, mezzanine and special situations strategies.

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

        As of December 31, 2012, our AUM and Fee Paying AUM excluded $0.4 billion relating to certain special situations and direct lending investment funds.

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

Gross Dollars Invested

        Gross dollars invested were $1.7 billion for the year ended December 31, 2012, an increase of $0.5 billion, compared to gross dollars invested of $1.2 billion for the year ended December 31, 2011. The increase is primarily due to a higher level of investment activity in our direct lending, mezzanine and special situations strategies.

Capital Markets and Principal Activities Segment

        The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—	$—
Incentive Fees	—	—	—

Management and Incentive Fees	—	—	—

Monitoring and Transaction Fees:
Monitoring Fees	—	—	—
Transaction Fees	146,254	129,159	170,480
Fee Credits	—	—	—

Net Monitoring and Transaction Fees	146,254	129,159	170,480

Total Fees	146,254	129,159	170,480

Expenses
Compensation and Benefits	34,483	29,341	26,109
Occupancy and Related Charges	1,419	900	1,256
Other Operating Expenses	11,691	10,602	12,171

Total Expenses	47,593	40,843	39,536

Fee Related Earnings	98,661	88,316	130,944

Investment Income (Loss)
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—

Gross Carried Interest	—	—	—
Less: Allocation to KKR Carry Pool	—	—	—
Less: Management Fee Refunds	—	—	—

Net Carried Interest	—	—	—

Realized Other Investment Income (Loss)	657,139	866,776	186,288
Unrealized Other Investment Income (Loss)	299,249	243,727	16,514

Total Other Investment Income (Loss)	956,388	1,110,503	202,802

Total Investment Income (Loss)	956,388	1,110,503	202,802

Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	1,055,049	1,198,819	333,746
Income (Loss) Attributable to Noncontrolling Interests	3,329	2,574	3,536

Economic Net Income (Loss)	$1,051,720	$1,196,245	$330,210

Syndicated Capital	$1,112,100	$543,800	$2,426,600

Year ended December 31, 2013 compared to year ended December 31, 2012

Fees

        Fees were $146.3 million for the year ended December 31, 2013, an increase of $17.1 million, compared to fees of $129.2 million for the year ended December 31, 2012. Transaction fees increased primarily due to an increase in number of capital markets transactions in the year ended December 31, 2013 compared to the year ended December 31, 2012. Overall, we completed 128 capital markets transactions for the year ended December 31, 2013 of which 16 represented equity offerings and 112 represented debt offerings, as compared to 102 transactions for the year ended December 31, 2012 of which 14 represented equity offerings and 88 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

        Expenses were $47.6 million for the year ended December 31, 2013, an increase of $6.8 million, compared to expenses of $40.8 million for the year ended December 31, 2012. The increase was largely due to an increase in compensation and benefits related to higher fees as well as increased headcount in our capital markets business in connection with the growth of this segment.

Fee Related Earnings

        Fee related earnings were $98.7 million for the year ended December 31, 2013, an increase of $10.4 million, compared to fee related earnings of $88.3 million for the year ended December 31, 2012. The increase was primarily attributable to the increase in fees, partially offset by the increase in expenses, in each case as described above.

Investment Income (Loss)

        Investment income was $956.4 million for the year ended December 31, 2013, a decrease of $154.1 million, compared to investment income of $1,110.5 million for the year ended December 31, 2012. The following table reflects the components of investment income for the year ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	($ in thousands)
Net Realized Gains (Losses)	$635,633	$715,930
Net Unrealized Gains (Losses)	299,249	243,727
Dividend Income	45,960	143,297
Interest Income	50,425	45,663
Interest Expense	(65,662)	(38,114)
Other Operating Income and Expenses(a)	(9,217)	—

Other Investment Income (Loss)	$956,388	$1,110,503

(a)
Represents certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income that is not included in "Compensation and benefits" and "Other operating expenses" above.

        For the year ended December 31, 2013, net realized gains were comprised of $705.9 million of realized gains from the sale or partial sale of private equity investments, the most significant of which were HCA, Inc., Dollar General Corporation, NXP Semiconductors N.V. and Intelligence, Ltd. These realized gains were partially offset by $70.3 million of realized losses primarily related to the sale and write off of private equity investments, including the write-off of PagesJaunes Group. Realized investment losses from principal investments that were already written down as of October 1, 2009 that have been excluded from net realized gains (losses) above amounted to approximately $205 million for the year ended December 31, 2013. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably HCA, Inc., ProSiebenSat.1 Media AG and Alliance Boots GmbH, partially offset by unrealized losses on Samson Resources, as well as reversals of unrealized gains on the sale of Dollar General Corporation, HCA Inc. and The Nielsen Company B.V. For further discussion of private equity valuation changes, refer to "—Private Markets Segment."

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

Economic Net Income (Loss)

        Economic net income was $1,051.7 million for the year ended December 31, 2013, a decrease of $144.5 million, compared to economic net income of $1,196.2 million for the year ended December 31, 2012. The decrease in investment income described above was the primary contributor to the period over period decrease in economic net income.

Syndicated Capital

        Syndicated capital was $1,112.1 million for the year ended December 31, 2013, an increase of $568.3 million compared to syndicated capital of $543.8 million for the year ended December 31, 2012. The increase is primarily due to an increase in the number and size of syndication transactions when compared to year ended December 31, 2012.

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

        For the year ended December 31, 2012, net realized gains were comprised of $818.6 million of realized gains primarily from the sale of private equity investments, the most significant of which were the partial sales of Dollar General, Alliance Boots GmbH and HCA, Inc. These realized gains were partially offset by $102.7 million of realized losses primarily in connection with the sale of certain of our private equity interests. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably Alliance Boots GmbH, HCA, Inc., KION Group GmbH and Dollar General Corporation. These unrealized gains were partially offset by unrealized losses on Samson Resources, as well as reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events.

        For the year ended December 31, 2011, net realized gains were comprised of $345.1 million of realized gains from the sale of certain private equity investments, the most significant of which were Dollar General Corporation, HCA, Inc., Avago Technologies Limited, and Hilcorp Resources, LLC, partially offset by $193.4 million of realized losses primarily from the completion of the bankruptcy of Capmark Financial Group, Inc. The net unrealized gains were comprised of unrealized gains relating to the reversals of previously recognized unrealized losses related primarily to the completion of the bankruptcy of Capmark Financial Group, Inc. and net unrealized gains reflecting increases in the value of various private equity investments, most notably Dollar General Corporation and The Nielsen Company B.V. These net unrealized gains were offset by the reversals of previously recognized unrealized gains in connection with partial sales of private equity investments, most notably HCA, Inc. and Dollar General Corporation.

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

Segment Book Value

        The following tables present our segment statement of financial condition as of December 31, 2013, and December 31, 2012:

	As of December 31, 2013
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments
	($ in thousands, except per unit amounts)
Cash and short-term investments	$177,547	$19,571	$1,963,979	$2,161,097
Investments	—	—	4,980,265	4,980,265
Unrealized carry	1,116,996	62,342	—	1,179,338
Other assets	305,890	278,978	77,489	662,357

Total assets	$1,600,433	$360,891	$7,021,733	$8,983,057

Debt obligations	$—	$—	$1,000,000	$1,000,000
Other liabilities	77,374	18,622	53,200	149,196

Total liabilities	77,374	18,622	1,053,200	1,149,196

Noncontrolling interests	1,302	1,071	68,888	71,261

Book value	$1,521,757	$341,198	$5,899,645	$7,762,600

Book value per adjusted unit				$10.83

	As of December 31, 2012
	Private Markets Segment	Public Markets Segment	Capital Markets and Principal Activities Segment	Total Reportable Segments
	($ in thousands, except per unit amounts)
Cash and short-term investments	$358,237	$28,690	$1,147,360	$1,534,287
Investments	—	—	4,758,157	4,758,157
Unrealized carry	730,292	24,939	—	755,231
Other assets	207,047	280,472	62,119	549,638

Total assets	$1,295,576	$334,101	$5,967,636	$7,597,313

Debt obligations	$—	$—	$500,000	$500,000
Other liabilities	78,724	16,433	24,275	119,432

Total liabilities	78,724	16,433	524,275	619,432

Noncontrolling interests	1,339	739	18,619	20,697

Book value	$1,215,513	$316,929	$5,424,742	$6,957,184

Book value per adjusted unit				$9.87

        The following tables provide reconciliations of KKR's GAAP Common Units Outstanding to Adjusted Units and KKR & Co. L.P. Partners' Capital to Book Value:

As of December 31, 2013
GAAP Common Units Outstanding—Basic	288,143,327
Unvested Common Units(a)	24,164,354

GAAP Common Units Outstanding—Diluted	312,307,681
Adjustments:
KKR Holdings Units(b)	404,369,018

Adjusted Units	716,676,699

As of December 31, 2013
KKR & Co. L.P. partners' capital	$2,722,010
Noncontrolling interests held by KKR Holdings L.P.	5,116,761
Equity impact of KKR Management Holdings Corp. and other	(76,171)

Book value	7,762,600
Adjusted units	716,676,699

Book value per adjusted unit	$10.83

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

Liquidity

        We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other principal assets; (iii) funding capital commitments that we have made to our funds, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our fund investors and unitholders; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of December 31, 2013, we had cash and short-term investments on a segment basis of $2.2 billion.

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

        With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of December 31, 2013, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next realization event would be expected to result in the payment of carried interest.

        As of December 31, 2013, netting holes existed at certain of our private equity funds, the most significant of which were our domestic Millennium Fund partnership and domestic 2006 Fund partnership, which had netting holes of approximately $200 million and $100 million, respectively. The domestic Millennium Fund partnership is not in position to pay cash carry. However, subsequent to December 31, 2013, we exited a portion of our investment in Santander Consumer USA. Pro forma for this event, the netting hole in our domestic 2006 Fund partnership was reduced to zero, and consequently, this fund is in position to pay cash carry upon a profitable realization event. However, in accordance with the criteria set forth above, funds currently in position to pay cash carry may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future. As of December 31, 2013, no private equity funds, other than the domestic Millennium Fund partnership and domestic 2006 Fund partnership had a netting hole greater than $50 million.

        We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

        For the year ended December 31, 2013, there were no borrowings made, and as of December 31, 2013, no borrowings were outstanding under either of the revolving credit agreements described below, except for a letter of credit under the Corporate Credit Agreement described further below. We may, however, utilize these facilities prospectively in the normal course of our operations.

  •
  On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the "Corporate Credit Agreement"). The general partners of our private equity funds are guarantors under this agreement. The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the issuer of the 2020 Senior Notes (discussed below) became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment increased the availability for borrowings under the credit facility to $750 million. On June 22, 2012, KKR requested the issuance of a letter of credit in the amount of $14.5 million under the Corporate Credit Agreement. The beneficiary of this letter of credit is an unaffiliated third party. The letter of credit was issued on July 2, 2012 and initially set to expire on July 3, 2013. On August 20, 2012, the letter of credit in connection with this fee-generating transaction was increased to $20.0 million and the expiration date was extended to August 1, 2013. On July 23, 2013, the expiration date was extended to August 1, 2014. A $5.0 million sublimit for letters of credit remains available under the Corporate Credit Agreement.

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

  •
  On February 1, 2013, KKR Group Finance Co. II LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.50% Senior Notes (the "2043 Senior Notes"), which were issued at a price of 98.856%. The 2043 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on February 1, 2043, unless earlier redeemed or repurchased. The 2043 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The 2043 Senior Notes bear interest at a rate of 5.50% per annum, accruing from February 1, 2013. Interest is payable semi-annually in arrears on February 1 and August 1 of each year.

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

Common Units

  •
  On April 12, 2013, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 2,500,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (2) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on May 6, 2013. As of December 31, 2013, 844,073 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of December 31, 2013.

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

Capital Commitments

        The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of December 31, 2013:

Uncalled Commitments
($ in thousands)
Private Markets
North America Fund XI	$324,800
Energy Income and Growth Fund	227,500
Real Estate Partners Americas	123,200
European Fund III	121,500
Asian Fund II	72,400
2006 Fund	61,700
Infrastructure	19,900
Natural Resources	11,100
China Growth Fund	6,400
Asian Fund	3,700
E2 Investors (Annex Fund)	900
Co-Investment Vehicles	39,200

Total Private Markets Commitments	1,012,300

Public Markets
Special Situations Vehicles	125,900
Mezzanine Fund	21,200
Direct Lending Vehicles	12,600

Total Public Markets Commitments	159,700

Total Uncalled Commitments	$1,172,000

        As of December 31, 2013, KKR had unfunded commitments consisting of (i) $1,172.0 million to its active private equity and other investment vehicles, (ii) $83.7 million in connection with commitments by KKR's capital markets business and (iii) $161.0 million relating to Merchant Capital Solutions as described below and certain other investment commitments. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

        In addition to the commitments described above, KKR has earmarked approximately $430 million to fund, acquire and develop new strategies, products and initiatives including energy, real estate, alternative credit and other strategies. The amounts earmarked to fund and develop new strategies, products and initiatives may be revised or terminated by KKR in its discretion from time to time.

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

Merchant Capital Solutions

        Merchant Capital Solutions LLC ("MCS", formerly known as "MerchCap Solutions LLC") is a joint venture partnership with Stone Point Capital ("Stone Point") and CPPIB Credit Investments, Inc. ("CPPIB"). MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain principal investments to support client needs. KKR and Stone Point each committed $150 million of equity and CPPIB committed an additional $50 million to MCS to support its business. KKR expects that certain capital markets activities for third parties (other than KKR and its Portfolio Companies) will be principally conducted by MCS.

Acquisition of Avoca Capital

        On February 19, 2014, KKR closed its previously announced acquisition of Avoca Capital and its affiliates ("Avoca"), a European credit investment manager with approximately $8.4 billion in assets under management as of December 31, 2013. The purchase price was payable by KKR at the closing in cash, and/or securities representing the right to receive up to approximately 5.0 million KKR & Co. L.P. common units.

Acquisition of KFN

        On December 16, 2013, KKR, affiliates of KKR and KFN, entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which KFN would become a subsidiary of KKR Fund Holdings (the "Merger"), on the terms and subject to the conditions set forth in the Merger Agreement. KFN is managed by KKR Financial Advisors LLC, a subsidiary of KKR, pursuant to a management agreement. Completion of the merger is subject to various conditions.

        At the effective time of the merger, each common share of KFN issued and outstanding immediately prior to the effective time (excluding any common shares held by KKR Fund Holdings or any of its subsidiaries) will be converted into the right to receive 0.51 KKR common units together with cash in lieu of fractional units.

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

        These payment obligations are obligations of our intermediate holding companies and not the KKR Group Partnerships. As such, cash payments received by common unitholders may vary from those received by current and former holders of KKR Group Partnership Units held by KKR Holdings and our current and former principals to the extent payments are made to those parties under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax returns of our intermediate holding companies, which may result in a timing difference between the tax savings received by KKR's intermediate holdings companies and the cash payments made to the selling holders of KKR Group Partnership Units.

        For the years ended December 31, 2013, 2012 and 2011, cash payments that have been made under the tax receivable agreement were $4.7 million, $2.7 million and $0.2 million, respectively. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2013, $1.3 million of cumulative income tax savings have been realized.

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

        We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business and 40% of the net cash income from our realized principal investments, in each case in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other obligations. For purposes of our distribution policy, distributions are expected to consist of (i) FRE, (ii) carry distributions received from our investment funds which have not been allocated as part of our carry pool and (iii) a percentage of net realized principal investment income. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) non-controlling interests, and (iii) amounts determined by us to be necessary or appropriate for the conduct of our business and other matters as discussed above.

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

        The following table presents our distribution calculation for the years ended December 31, 2013, 2012 and 2011as described above.

	Year Ended December 31,
	December 31, 2013	December 31, 2012	December 31, 2011
Cash Revenues
Fees	$1,028,330	$823,895	$911,668
Realized cash carry	690,027	475,707	336,858
Net realized principal investment income	657,139	866,776	186,288

Total Cash Revenue	2,375,496	2,166,378	1,434,814

Cash Expenses
Realized cash carry allocated to carry pool	276,011	190,283	134,743
Compensation and benefits	343,772	272,811	257,951
Occupancy and related charges	56,327	55,068	51,009
Other operating expenses	215,883	176,205	185,555

Total Cash Expenses	891,993	694,367	629,258

Cash income (loss) before noncontrolling interests and local taxes	1,483,503	1,472,011	805,556
Less: local income taxes	(21,238)	(15,572)	(16,291)
Less: noncontrolling interests	(6,387)	(7,043)	(6,671)

Total Distributable Earnings	1,455,878	1,449,396	782,594
Less: estimated current corporate income taxes	(98,814)	(66,733)	(174,929)

Distributable Earnings, net of taxes	1,357,064	1,382,663	607,665
Less: Undistributed net realized principal investment income	(394,285)	(544,395)	(97,449)

Distributed Earnings	$962,779	$838,268	$510,216

Distribution per KKR & Co. L.P. common unit	$1.40	$1.22	$0.74
Components of Distribution per KKR & Co. L.P. common unit
After-tax FRE	$0.42	$0.32	$0.34
Realized Cash Carry	$0.60	$0.43	$0.27
Distributed Net Realized Principal Investment Income	$0.38	$0.47	$0.13
Payout Ratio	70.9%	60.6%	84.0%

Net Realized Principal Investment Income

        Net realized principal investment income refers to net cash income from (i) realized investment gains and losses excluding certain realized investment losses from principal investments to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009, (ii) dividend income and (iii) interest income net of interest expense less certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income, in each case generated by KKR's principal investments held on or through KKR's balance sheet in our Capital Markets and Principal Activities segment. This is a term to describe a portion of KKR's quarterly distribution. Realized investment losses from principal investments that were already written down as of October 1, 2009 that have been excluded from net realized principal investment income as described above in (i) above amounted to approximately $205 million for the year ended December 31, 2013.

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

        Total distributable earnings were $1,455.9 million for the year ended December 31, 2013, an increase of $6.5 million, compared to $1,449.4 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in realized cash carry of $214.3 million and an increase in fees of $204.4 million, largely offset by a decrease in net realized principal investment income of $209.6 million, an increase in realized cash carry allocated to carry pool of $85.7 million and increase in compensation and benefits of $71.0 million.

        Total distributable earnings were $1,449.4 million for the year ended December 31, 2012, an increase of $666.8 million, compared to $782.6 million for the year ended December 31, 2011. The increase was primarily attributable to an increase in net realized principal investment income of $680.5 million and an increase in realized cash carry of $138.8 million, partially offset by a decrease in fees of $87.8 million and an increase in realized cash carry allocated to carry pool of $55.5 million.

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

        In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2013 on an unconsolidated basis:

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$1,172.0	$—	$—	$—	$1,172.0
Debt payment obligations(2)	—	—	—	1,000.0	1,000.0
Interest obligations on debt(3)	59.4	118.8	118.8	739.7	1,036.7
Underwriting commitments(4)	38.8	—	—	—	38.8
Lending commitments(5)	44.9	—	—	—	44.9
Other commitments(6)	161.0	—	—	—	161.0
Lease obligations	46.5	91.6	76.3	92.6	307.0

Total	$1,522.6	$210.4	$195.1	$1,832.3	$3,760.4

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

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2013 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2013, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)
Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)
Represents our commitment to MCS and certain other investment commitments. See "—Liquidity—Liquidity Needs—Merchant Capital Solutions."

        The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2013, a payable of $89.8 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2013, approximately $7.6 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

        The commitment table above excludes contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of December 31, 2013, the recorded amounts of these contingent consideration obligations were approximately $156.7 million.

        The commitment table above excludes amounts recorded for litigation matters because the ultimate amount and timing of the amounts to be paid, if any, are not presently known. See the consolidated financial statements of KKR and the related notes included elsewhere in this report.

        In the normal course of business, we enter into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of our consolidated funds have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred. However, based on prior experience, we expect the risk of material loss to be low.

        The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of December 31, 2013, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2013 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,350.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

        Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of December 31, 2013, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $496.4 million as of December 31, 2013.

        Prior to the KPE Transaction in 2009, certain of our principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that our principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $217.8 million as of December 31, 2013. Using valuations as of December 31, 2013, no amounts are due with respect to the clawback obligation required to be funded by our principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and our principals who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

        In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2013. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$20,452.9	$—	$—	$—	$20,452.9
Debt payment obligations(2)	66.3	760.4	88.8	1,000.0	1,915.5
Interest obligations on debt(3)	88.0	154.6	121.9	739.7	1,104.2
Underwriting commitments(4)	38.8	—	—	—	38.8
Lending commitments(5)	44.9	—	—	—	44.9
Other commitments(6)	161.0	—	—	—	161.0
Lease obligations	46.5	91.6	76.3	92.6	307.0

Total	$20,898.4	$1,006.6	$287.0	$1,832.3	$24,024.3

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

(2)
Amounts include the 2020 Senior Notes and 2043 Senior Notes, gross of unamortized discount as well as financing arrangements entered into by our consolidated funds. Certain of our consolidated fund investment vehicles have entered into financing arrangements in connection with specific investments with the objective of enhancing returns or providing liquidity to the fund. Such financing arrangements consist of $915.5 million of financing provided through a term loan and revolving credit facilities. These financing arrangements have been entered into with the objective of enhancing returns or providing liquidity to the fund and are not direct obligations of the general partners of our private equity funds or our management companies.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2013 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2013, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)
Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)
Represents our commitment to MCS and certain other investment commitments. See "—Liquidity—Liquidity Needs—Merchant Capital Solutions."

        The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2013, a payable of $89.8 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2013, approximately $7.6 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

        The commitment table above excludes contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of December 31, 2013, the recorded amounts of these contingent consideration obligations were approximately $156.7 million.

        The commitment table above excludes amounts recorded for litigation matters because the ultimate amount and timing of the amounts to be paid, if any, are not presently known. See the consolidated financial statements of KKR and the related notes included elsewhere in this report.

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

Net Cash Provided by (Used in) Operating Activities

        Our net cash provided by (used in) operating activities was $2.6 billion, $6.2 billion and $(0.2) billion during the years ended December 31, 2013, 2012 and 2011, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds of $1.4 billion, $5.1 billion and $(0.2) billion during the years ended December 31, 2013, 2012 and 2011, respectively; (ii) net realized gains (losses) on investments of $3.9 billion, $5.2 billion and $3.3 billion during the years ended December 31, 2013, 2012 and 2011, respectively; and (iii) change in unrealized gains (losses) on investments of $3.9 billion, $2.7 billion and $(2.3) billion during the years ended December 31, 2013, 2012 and 2011, respectively. Certain KKR funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

        Our net cash provided by (used in) investing activities was $15.5 million, $(220.9) million and $(47.6) million during the years ended December 31, 2013, 2012 and 2011, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $14.4 million, $37.0 million and $18.2 million as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $(29.9) million, $(2.9) million and $29.3 million during the years ended December 31, 2013, 2012 and 2011, respectively as well as cash paid for acquisitions, net of cash acquired of $(186.9) million for the year ended December 31, 2012.

Net Cash Provided by (Used in) Financing Activities

        Our net cash provided by (used in) financing activities was $(2.5) billion, $(5.6) billion and $0.4 billion during the years ended December 31, 2013, 2012 and 2011, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(2.8) billion, $(4.9) billion and $0.4 billion during the years ended December 31, 2013, 2012 and 2011, respectively; (ii) net proceeds received net of repayment of debt obligations of $0.8 billion, $(0.4) billion and $0.1 billion during the years ended December 31, 2013, 2012 and 2011, respectively; and (iii) distributions to our partners of $(0.4) billion, $(0.2) billion and $(0.2) billion during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Principles of Consolidation

        Our policy is to consolidate (i) those entities in which we hold a majority voting interest or have majority ownership and control over significant operating, financial and investing decisions of the entity, including those private equity, credit, and other investment funds and their respective consolidated funds in which the general partner is presumed to have control or (ii) entities determined to be variable interest entities ("VIEs") for which we are considered the primary beneficiary.

        With respect to the consolidated KKR funds, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights.

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

Investments

        Investments consist primarily of private equity, real assets, credit, equity method and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4 "Investments" in our financial statements included elsewhere in this report.

        The following describes the types of securities held within each investment class.

        Private Equity—Consists primarily of equity investments in operating companies.

        Real Assets—Consists primarily of investments in (i) oil and natural gas properties ("energy"), (ii) infrastructure assets, and (iii) residential and commercial real estate assets and businesses ("real estate").

        Credit—Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in collateralized loan obligations.

        Equity Method—Consists primarily of investments in unconsolidated investment funds and vehicles that are accounted for using the equity method of accounting. Under the equity method of accounting, our share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Because the underlying investments of unconsolidated investment funds and vehicles are reported at fair value, the carrying value of our equity method investments representing KKR's interests in unconsolidated funds approximates fair value.

        Other—Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit or equity method investments.

Fair Value Measurements

        Investments and other financial instruments are measured and carried at fair value. The majority of investments and other financial instruments are held by the consolidated funds. Our funds and vehicles are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. We have retained the specialized accounting for the consolidated funds and vehicles in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments held by our funds and vehicles are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations.

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

        The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. These items are presented in our financial statements included elsewhere in this report, specifically, information on Goodwill and Intangible Assets is presented in Note 14 "Goodwill and Intangible Assets," and information on contingent consideration is presented in Note 13 "Acquisitions." Our debt obligations, except for our 2020 and 2043 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. Further information on our 2020 and 2043 Senior Notes are presented in Note 8 "Debt Obligations." The fair value for our 2020 and 2043 Senior Notes were derived using Level II inputs similar to those utilized in valuing credit investments.

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors. See Note 5 "Fair Value Measurements" for further information on our valuation techniques that involve unobservable inputs. Assets and liabilities recorded at fair value in the statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities. The hierarchical levels defined under GAAP are as follows:

Level I

        Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 17.6% of total investments measured and reported at fair value as Level I at December 31, 2013.

Level II

        Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 8.4% of total investments measured and reported at fair value as Level II at December 31, 2013.

Level III

        Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and credit investments for which a sufficiently liquid trading market does not exist. We classified 74.0% of total investments measured and reported at fair value as Level III at December 31, 2013. The valuation of our Level III investments at

December 31, 2013 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

Level II Valuation Methodologies

        Financial assets and liabilities categorized as Level II consist primarily of securities indexed to publicly-listed securities and credit and other investments. Credit investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. Our policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets our best estimate of fair value. For securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company's other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

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

        When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 85% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2013, the overall weights ascribed to the market comparables methodology and the discounted cash flow methodology for our Level III private equity investments were 51% and 49%, respectively. As of December 31, 2013, we believe that the approach of using both the market multiples methodology and the discounted cash flow methodology resulted in valuations of our aggregate Level III private equity portfolio that were only marginally higher than if only the discounted cash flow methodology had been used and that were only marginally lower than if only the market comparables methodology had been used.

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

        Real Assets Investments:    For energy and infrastructure investments, we generally utilize a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. For real estate investments, we generally utilize a combination of direct income capitalization and discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in these methodologies include an unlevered discount rate and terminal capitalization rate. The valuations of real assets investments also use other inputs. Certain investments in real estate and energy generally do not include a minimum illiquidity discount.

        Credit Investments:    Credit investments are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are valued by us based on ranges of values determined by an independent valuation firm. Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.

        Other Investments:    We generally employ the same valuation methodologies as described above for private equity investments when valuing these other investments.

        Key unobservable inputs that have a significant impact on our Level III investment valuations as described above are included in Note 5 "Fair Value Measurements." We utilize several unobservable pricing inputs and assumptions in determining the fair value of its Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if we only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Level III Valuation Process

        The valuation process involved for Level III measurements for private equity, real assets, credit, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. The valuation teams for energy, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations for all Level III investments in Private Markets, except for certain investments other than our private equity investments. For most investments classified as Level III in Public Markets, an independent valuation firm is generally engaged by us to provide third party valuations, or ranges of valuations from which our investment professionals select a preliminary valuation, or a third party firm is generally engaged by us to perform certain procedures in order to assess the reasonableness of our valuations. All preliminary valuations in Private Markets and Public Markets are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to a single committee consisting of senior principals involved in various aspects of the our business. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

        As of December 31, 2013, upon completion by an independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of Private Markets investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on certain Level III credit investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

        Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of December 31, 2013, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our principal investments.

        As of December 31, 2013, private equity investments which represented greater than 5% of consolidated investments consisted of Alliance Boots GmbH valued at $4.6 billion. On a segment basis, as of December 31, 2013, investments which represented greater than 5% of total reportable segments investments consisted of Alliance Boots GmbH, HCA Inc. and First Data Corporation, valued at $640.7 million, $287.3 million and $265.1 million, respectively.

Revenue Recognition

        Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies and (iv) consulting and other fees earned by consolidated entities from providing advisory and other services. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

        Certain of KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of December 31, 2013, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds' limited partners, in accordance with the respective fund agreements.

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

Clawback Provision

        The partnership documents governing our carry-paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a carry-paying fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled including the effects of any performance hurdle.

        Prior to the KPE Transaction, certain KKR principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $217.8 million as of December 31, 2013. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and KKR's principals who participate in the carry pool.

Net Loss Sharing Provision

        Certain private equity funds that were contributed to KKR in the KPE Transaction also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify KKR's principals for any personal guarantees that they have provided with respect to such amounts.

Recently Issued Accounting Pronouncements

Disclosures About Offsetting Assets and Liabilities

        In December 2011, the FASB issued Accounting Standards Update 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In February 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2011-11 was effective for KKR's fiscal year beginning January 1, 2013 and was applied retrospectively. The adoption of this guidance did not have a material impact on KKR's condensed consolidated financial statements.

Goodwill Impairment Testing

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other," which provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. If the asset is considered impaired, an entity is required to perform the quantitative assessment under the existing guidance. The guidance was effective for KKR's fiscal year beginning January 1, 2013. The adoption of this guidance, which is intended to simplify the impairment testing, did not have a material impact on KKR's financial statements.

Disclosures About Reclassification Adjustments Out of Accumulated Other Comprehensive Income

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")," which requires entities to disclose additional information about reclassification adjustments, including: (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. ASU 2013-02 was effective for KKR's fiscal year beginning January 1, 2013. The adoption of this guidance, which is related to disclosure only, did not have a material impact on KKR's consolidated financial statements. AOCI is comprised of only one component, foreign currency translation adjustments, and for the year ended December 31, 2013 and 2012, there were no items reclassified out of AOCI. See KKR's condensed consolidated statements of comprehensive income and changes in equity.

Foreign Currency Matters

        In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters," which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. This guidance is effective for KKR's fiscal year beginning January 1, 2014, and is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on KKR's condensed consolidated financial statements.

Amendments to Investment Company Scope, Measurement, and Disclosures

        In June 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-08, "Financial Services—Investment Companies Topic 946" ("ASU 2013-08") which amends the scope, measurement, and disclosure requirements for investment companies. ASU 2013-08 (i) amends the criteria for an entity to qualify as an investment company, (ii) requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and (iii) introduces new disclosures. This guidance is effective for KKR's fiscal year beginning January 1, 2014. Earlier application is prohibited. The adoption of this guidance is not expected to have a material impact on KKR's financial results and consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risks primarily relates to our role as general partner or manager of our funds and sensitivities to movements in the fair value of their investments, including the effect that those movements have on our management fees, carried interest and net gains from investment activities. We have an increased exposure to market risks as a result of our principal assets. The fair value of investments may fluctuate in response to changes in the values of investments, foreign currency exchange rates and interest rates.

        The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate in order to provide a reader with an indication of the directional impact that a hypothetical adverse movement in certain risks would have on net income attributable to KKR & Co. L.P. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.
        The firm uses various committees to help manage market risk and general business risks.

Management of Market Risk

        When we commit capital of a certain amount from our balance sheet to investments or transactions, a balance sheet committee of senior employees, including our two Co-Chief Executive Officers, the Chief Financial Officer and Chief Administrative Officer, must approve the transaction before it may be made. In addition, this committee supervises activities governing KKR's capital structure, liquidity, and other strategies for the composition of our balance sheet.

        Certain securities transactions by our capital markets business are subject to risk tolerance limits, regulatory capital requirements and the review and approval of one or more committees in compliance with rules applicable to broker-dealers pursuant to the Securities Exchange Act of 1934. When our capital is committed to capital markets transactions, after diligence is conducted, such transactions are subject to the review and approval of a capital markets underwriting committee. These transactions are also subject to risk tolerance limits. The risk tolerance limits establish the level of investment we may make in a single company or type of transaction, for example and are designed to avoid undue concentration and risk exposure. Regulatory capital requirements also place limits on the size of securities underwritings the capital markets business can conduct based on quantitative measure of assets, liabilities and certain off-balance-sheet items. Aggregate balance sheet risk is monitored on an ongoing basis by the balance sheet committee referenced above.

        With respect to the funds and other investment vehicles through which we make investments for our fund investors, KKR manages risk by subjecting transactions to the review and approval of an applicable investment committee, and then a portfolio management committee (or other applicable senior employees) regularly monitors these investments. Before making an investment, investment professionals identify risks in due diligence, evaluating, among other things, business, financial, legal and regulatory issues, financial data and other information. An investment team presents the investment and its identified risks to an investment committee, which must approve each investment before it may be made. If an investment is made, a portfolio management committee (or other applicable senior employees) is responsible for working with our investment professionals to monitor the investment on an ongoing basis.

Management of General Business Risk

        KKR has a risk committee comprised of senior employees from across our business segments and across business operations, and includes our Chief Administrative Officer, our Chief Financial Officer, and our General Counsel. The risk committee monitors and evaluates KKR's general business risks. The Chief Administrative Officer, who also serves as the chairman of the risk committee, regularly reports to our Co-Chief Executive Officers and quarterly to the Audit Committee, which is the chief committee that monitors risk on behalf of the Board of Directors. In addition, in 2013 we established a position dedicated to evaluating and monitoring market risk and coordinating such efforts across our businesses.

        KKR's global conflicts and compliance committee is responsible for analyzing and addressing new or potential conflicts of interest that may arise in KKR's business, including conflicts relating to specific transactions and circumstances as well as those implicit in the overall activities of KKR and its various businesses and monitors compliance matters. Our Chief Administrative Officer and our General Counsel are members of this committee.

        KKR's management committee is responsible for evaluating certain matters affecting the business of KKR. It consists of our Co-Chief Executive Officers, our Chief Administrative Officer, our Chief Financial Officer, our General Counsel and other senior principals across our business segments and across business operations, and is chaired by our Chief Administrative Officer. The management committee is responsible for approving the valuation of our Level III investments in Private and Public Markets.

Market Risk

        The majority of our investments are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on the investments held as of December 31, 2013, we estimate that an immediate 10% decrease in the fair value of the investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. L.P. would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our principal investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. L.P. The actual impact to individual line items within the statements of operations would differ from the amounts shown below as a result of (i) the elimination of management fees and carried interest and (ii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of the majority of our private equity and credit funds.

        Based on the fair value of investments as of December 31, 2013, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. L.P. in 2014 from reductions in the following items, if not offset by other factors:

	Year Ended December 31, 2013
	Management fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/ (Losses) From Investment Activities Excluding Carried Interest
	($ in thousands)
10% Decline in Fair Value of Investments(1)	$8,092	(2)	$187,668	(3)	$226,992	(3)

(1)
An immediate, hypothetical 10% decline in the fair value of investments would also impact our ability to earn incentive fees. Since the majority of our incentive fees are earned at December 31st of each calendar year and are not subject to clawback, a 10% decline in fair value would generally result in the recognition of no incentive fees on a prospective basis and result in lower net income relative to prior years where such incentive fees were earned.

(2)
Represents an annualized reduction in management fees.

(3)
Decrease would impact our statement of operations in a single quarter.

        Our management fees in our Private Markets investment funds are generally calculated based on the amount of capital committed or invested by a fund, as described under "Business—Our Segments—Private Markets." Accordingly, movements in the fair value of investments do not affect the amount of fees we may charge in these types of funds. In the case of our Public Markets business, management fees are often calculated based on the average NAV of the fund, vehicle, or specialty finance company, for that particular period, although certain funds in our Public Markets segment have management fees based on the amount of capital committed or invested. To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will be increased or decreased in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the year ended December 31, 2013, the approximate percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, are as follows:

Year Ended December 31, 2013
Fund Management Fees Based on NAV of the Applicable Funds	26%

Securities Market Risk

        Our investment funds and principal assets hold certain investments in portfolio companies whose securities are publicly traded. The market prices of securities may be volatile and are likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of such companies or of other companies in the industries in which they operate, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, industry conditions, changes in government regulation, shortfalls in operating results from levels forecasted by securities analysts, the general state of the securities markets and other material events, such as significant management changes, re-financings, acquisitions and dispositions. In addition, although our investments are comprised primarily of investments in portfolio companies whose securities are not publicly traded, the value of these investments may also fluctuate due to similar factors beyond our control as described above for portfolio companies whose securities are publicly traded.

Exchange Rate Risk

        Our investment funds and principal assets hold investments in currencies other than those in which their capital commitments are denominated. Those investments expose us and our fund investors to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the capital commitments are denominated and the currency in which the investments are made. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. Our policy is to minimize these risks by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to future changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which their capital commitments are denominated.

        Because most of the capital commitments to our funds and KKR's capital are denominated in U.S. dollars, our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our investments are denominated (primarily euros, British pounds and Korean won), net of the impact of foreign exchange hedging strategies. The quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. L.P. The actual impact to individual line items within the statements of operations would differ from the amounts shown below as a result of (i) the elimination of management fees and carried interest and (ii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of the majority of our private equity and credit funds.

        We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2013 would result in declines in net income attributable to KKR & Co. L.P. in 2014 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	Year Ended December 31, 2013
	Management fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/ (Losses) From Investment Activities Excluding Carried Interest
	($ in thousands)
10% Decline in Foreign Currencies Against the U.S. Dollar(1)	$3,447	(2)	$24,106	(3)	$44,957	(3)

(1)
An immediate, hypothetical 10% decline in exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated would only marginally impact our ability to earn incentive fees since the majority of our funds in which we are entitled to earn incentive fees are denominated in U.S. dollars.

(2)
Represents an annualized reduction in management fees.

(3)
Decrease would impact our statement of operations in a single quarter.

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

Interest Rate Risk

        We and our consolidated funds have debt obligations that include revolving credit agreements and certain investment financing arrangements structured through the use of term loans and revolving credit facilities that accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. Based on our debt obligations payable at December 31, 2013 (inclusive of debt obligations of our consolidated funds), we estimate that interest expense relating to instruments bearing variable rates would increase on an annual basis by $9.2 million in the event interest rates were to increase by a hypothetical 100 basis points. Based on outstanding debt obligations at December 31, 2013, the estimated impact on interest expense is solely related to the debt obligations of our consolidated funds, a substantial portion of which is attributable to noncontrolling interests.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of KKR & Co. L.P.:

        We have audited the accompanying consolidated statements of financial condition of KKR & Co. L.P. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KKR & Co. L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 24, 2014

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in Thousands, Except Unit Data)

	December 31, 2013	December 31, 2012
Assets
Cash and Cash Equivalents	$1,306,383	$1,230,464
Cash and Cash Equivalents Held at Consolidated Entities	440,808	587,174
Restricted Cash and Cash Equivalents	57,775	87,627
Investments	47,383,697	40,697,848
Due from Affiliates	143,908	122,185
Other Assets	2,094,630	1,701,055

Total Assets	$51,427,201	$44,426,353

Liabilities and Equity
Debt Obligations	$1,908,606	$1,123,414
Due to Affiliates	93,851	72,830
Accounts Payable, Accrued Expenses and Other Liabilities	2,839,926	1,824,655

Total Liabilities	4,842,383	3,020,899

Commitments and Contingencies
Redeemable Noncontrolling Interests	627,807	462,564

Equity
KKR & Co. L.P. Partners' Capital (288,143,327 and 253,363,691 common units issued and outstanding as of December 31, 2013 and 2012, respectively)	2,727,909	2,008,965
Accumulated Other Comprehensive Income (Loss)	(5,899)	(4,606)

Total KKR & Co. L.P. Partners' Capital	2,722,010	2,004,359
Noncontrolling Interests	43,235,001	38,938,531

Total Equity	45,957,011	40,942,890

Total Liabilities and Equity	$51,427,201	$44,426,353

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Unit Data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues
Fees	$762,546	$568,442	$723,620

Expenses
Compensation and Benefits	1,266,592	1,280,854	868,749
Occupancy and Related Charges	61,720	58,205	54,282
General, Administrative and Other	438,826	259,729	290,974

Total Expenses	1,767,138	1,598,788	1,214,005

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	7,826,082	7,871,673	981,858
Dividend Income	695,521	940,888	225,073
Interest Income	474,759	358,598	321,943
Interest Expense	(99,616)	(69,164)	(72,758)

Total Investment Income (Loss)	8,896,746	9,101,995	1,456,116

Income (Loss) Before Taxes	7,892,154	8,071,649	965,731
Income Taxes	37,926	43,405	89,245

Net Income (Loss)	7,854,228	8,028,244	876,486
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	62,255	34,963	4,318
Net Income (Loss) Attributable to Noncontrolling Interests	7,100,747	7,432,445	870,247

Net Income (Loss) Attributable to KKR & Co. L.P.	$691,226	$560,836	$1,921

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$2.51	$2.35	$0.01
Diluted	$2.30	$2.21	$0.01
Weighted Average Common Units Outstanding
Basic	274,910,628	238,503,257	220,235,469
Diluted	300,254,090	254,093,160	222,519,174

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in Thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net Income (Loss)	$7,854,228	$8,028,244	$876,486

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	(4,642)	(5,571)	(12,370)

Comprehensive Income (Loss)	7,849,586	8,022,673	864,116

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	62,255	34,963	4,318
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	7,096,898	7,428,785	861,608

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$690,433	$558,925	$(1,810)

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2011	212,770,091	$1,324,530	$1,963	$34,673,549	$36,000,042	$—

Net Income (Loss)		1,921		870,247	872,168	4,318
Other Comprehensive Income (Loss)—Foreign Currency Translation (Net of Tax)			(3,731)	(8,639)	(12,370)
Contribution of Net Assets of previously Unconsolidated Entities				69,600	69,600
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	14,023,094	140,313	71	(140,384)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		1,971	(492)		1,479
Net Delivery of Common Units—Equity Incentive Plan	356,997				—
Equity Based Compensation		16,617		453,604	470,221
Capital Contributions				6,227,073	6,227,073	271,676
Capital Distributions		(154,465)		(6,064,605)	(6,219,070)	(487)

Balance at December 31, 2011	227,150,182	$1,330,887	$(2,189)	$36,080,445	$37,409,143	$275,507

Net Income (Loss)		560,836		7,432,445	7,993,281	34,963
Other Comprehensive Income (Loss)—Foreign Currency Translation (Net of Tax)			(1,911)	(3,660)	(5,571)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	23,660,959	260,225	(337)	(259,888)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		3,480	(169)		3,311
Net Delivery of Common Units—Equity Incentive Plan	2,552,550	(12,316)			(12,316)
Equity Based Compensation		62,877		337,330	400,207
Capital Contributions				4,880,814	4,880,814	180,984
Capital Distributions		(197,024)		(9,528,955)	(9,725,979)	(28,890)

Balance at December 31, 2012	253,363,691	$2,008,965	$(4,606)	$38,938,531	$40,942,890	$462,564

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Net Income (Loss)		691,226		7,100,747	7,791,973	62,255
Other Comprehensive Income (Loss)—Foreign Currency Translation (Net of Tax)			(793)	(3,849)	(4,642)
Contribution of Net Assets of previously Unconsolidated Entities				294,767	294,767
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	28,184,258	333,804	(776)	(333,028)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		18,924	276		19,200
Net Delivery of Common Units—Equity Incentive Plan	6,595,378	(8,136)			(8,136)
Equity Based Compensation		114,709		192,805	307,514
Capital Contributions				7,475,577	7,475,577	176,503
Capital Distributions		(431,583)		(10,430,549)	(10,862,132)	(73,515)

Balance at December 31, 2013	288,143,327	$2,727,909	$(5,899)	$43,235,001	$45,957,011	$627,807

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities
Net Income (Loss)	$7,854,228	$8,028,244	$876,486
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	307,514	400,207	470,221
Net Realized (Gains) Losses on Investments	(3,909,432)	(5,202,664)	(3,317,360)
Change in Unrealized (Gains) Losses on Investments	(3,916,650)	(2,669,009)	2,335,502
Other Non-Cash Amounts	(95,961)	(36,939)	(82,529)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	166,552	343,167	(222,557)
Change in Due from / to Affiliates	(25,314)	(31,789)	(8,114)
Change in Other Assets	248,330	35,185	(287,842)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	578,724	254,976	273,617
Investments Purchased	(31,844,648)	(11,080,524)	(11,076,723)
Cash Proceeds from Sale of Investments	33,214,410	16,160,897	10,830,722

Net Cash Provided (Used) by Operating Activities	2,577,753	6,201,751	(208,577)

Investing Activities
Change in Restricted Cash and Cash Equivalents	29,852	2,954	(29,346)
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(14,396)	(36,966)	(18,214)
Cash Paid for Acquisitions, Net of Cash Acquired	—	(186,859)	—

Net Cash Provided (Used) by Investing Activities	15,456	(220,871)	(47,560)

Financing Activities
Distributions to Partners	(431,583)	(197,024)	(154,465)
Distributions to Redeemable Noncontrolling Interests	(73,515)	(28,890)	(487)
Contributions from Redeemable Noncontrolling Interests	176,503	180,984	271,676
Distributions to Noncontrolling Interests	(10,430,549)	(9,490,586)	(6,064,605)
Contributions from Noncontrolling Interests	7,475,577	4,407,600	6,227,073
Net Delivery of Common Units—Equity Incentive Plan	(8,136)	(12,316)	—
Proceeds from Debt Obligations	1,374,343	622,842	142,404
Repayment of Debt Obligations	(594,970)	(1,068,511)	(51,356)
Financing Costs Paid	(4,960)	(7,776)	(9,535)

Net Cash Provided (Used) by Financing Activities	(2,517,290)	(5,593,677)	360,705

Net Increase/(Decrease) in Cash and Cash Equivalents	75,919	387,203	104,568
Cash and Cash Equivalents, Beginning of Period	1,230,464	843,261	738,693

Cash and Cash Equivalents, End of Period	$1,306,383	$1,230,464	$843,261

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

	For the Years Ended December 31,
	2013	2012	2011
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$74,835	$154,414	$44,451
Payments for Income Taxes	$81,419	$95,948	$96,734
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$307,514	$400,207	$470,221
Non-Cash Distributions to Noncontrolling Interests	$—	$38,369	$—
Non-Cash Contributions from Noncontrolling Interests	$—	$473,214	$—
Foreign Exchange Gains (Losses) on Debt Obligations	$(5,435)	$(4,159)	$—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$19,200	$3,311	$1,479
Net Assets Acquired
Restricted Cash	$—	$753	$—
Investments	$—	$3,459	$—
Other Assets	$—	$272,440	$—
Due to Affiliates	$—	$1,219	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$88,574	$—
Contribution of Net Assets of Previously Unconsolidated Entities
Investments	$294,767	$—	$57,722
Cash and Cash Equivalents Held at Consolidated Entities	$—	$—	$11,504
Due from Affiliates	$—	$—	$4,244
Other Assets	$—	$—	$4,164
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$—	$8,034

See notes to consolidated financial statements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION

        KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries ("KKR"), is a leading global investment firm that offers a broad range of investment management services to fund investors and provides capital markets services for the firm, its portfolio companies and other third parties. Led by Henry Kravis and George Roberts, KKR conducts business with offices around the world, which provides a global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR operates as a single professional services firm and carries out its investment activities under the KKR brand name.

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

        KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR's current and former principals through KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR. As of December 31, 2013, KKR & Co. L.P. held 41.6% of the KKR Group Partnership Units and KKR's principals held 58.4% of the KKR Group Partnership Units through KKR Holdings. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or KKR's current and former principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

1. ORGANIZATION (Continued)

        The following table presents the effect of changes in the ownership interest in the KKR Group Partnerships on KKR & Co. L.P.'s equity:

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss) attributable to KKR & Co. L.P.	$691,226	$560,836	$1,921
Transfers from noncontrolling interests:
Exchange of KKR Group Partnership units held by KKR Holdings L.P.(a)	341,410	263,199	141,863

Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings	$1,032,636	$824,035	$143,784

(a)
Increase in KKR & Co. L.P. partners' capital for exchange of 28,184,258, 23,660,959 and 14,023,094 for the years ended December 31, 2013, 2012 and 2011, respectively, KKR Group Partnership units held by KKR Holdings L.P., inclusive of deferred taxes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

        References in the accompanying financial statements to KKR's "principals" are to KKR's senior current and former employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings, including those principals who also hold interests in the Managing Partner entitling those principals to vote for the election of the Managing Partners' directors (the "Senior Principals").

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

        With respect to KKR's consolidated funds and vehicles, KKR generally has operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As a result, a fund should be consolidated unless KKR has a nominal level of equity at risk. To the extent that KKR commits a nominal amount of equity to a given fund and has no obligation to fund any future losses, the equity at risk to KKR is not considered substantive and the fund is typically considered a VIE as described below. In these cases, the fund investors are generally deemed to be the primary beneficiaries, and KKR does not consolidate the fund. In cases when KKR's equity at risk is deemed to be substantive, the fund is generally not considered to be a VIE and KKR generally consolidates the fund.

        KKR's funds are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds. KKR's financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and vehicles on a gross basis, and the majority of the economic interests in those funds, which are held by fund investors, are attributed to noncontrolling interests in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR's attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners' capital.

        KKR's funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments, including investments in portfolio companies, even if majority-owned and controlled. Rather, the consolidated funds and vehicles reflect their investments at fair value as described below in "Fair Value Measurements". All intercompany transactions and balances have been eliminated.

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

        As of December 31, 2013 and 2012, the maximum exposure to loss, before allocations to the carry pool, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2013	December 31, 2012
Investments	$209,525	$188,408
Due from Affiliates, net	5,105	2,266

Maximum Exposure to Loss	$214,630	$190,674

        For those unconsolidated VIEs in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such funds. For the years ended December 31, 2013, 2012 and 2011, KKR did not provide any support other than its obligated amount.

        KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. Accordingly, disaggregation of KKR's involvement by type of VIE would not provide more useful information.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

        Intangible assets consist primarily of contractual rights to earn future fee income, including management and incentive fees, and are recorded in Other Assets in the accompanying consolidated statements of financial condition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and amortization expense is included within General, Administrative and Other in the accompanying consolidated statements of operations. Intangible assets are reviewed for impairment when circumstances indicate an impairment may exist. KKR does not have any indefinite-lived intangible assets.

Goodwill

        Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in connection with an acquisition. Goodwill is assessed for impairment annually or more frequently if circumstances indicate impairment may have occurred. Goodwill is recorded in Other Assets in the accompanying consolidated statements of financial condition.

Redeemable Noncontrolling Interests

        Redeemable Noncontrolling Interests represent noncontrolling interests of certain investment vehicles and funds that are subject to periodic redemption by fund investors following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Fund investors interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests in the accompanying consolidated statements of financial condition and presented as Net Income (Loss) attributable to Redeemable Noncontrolling Interests in the accompanying consolidated statements of operations.

        When redeemable amounts become legally payable to fund investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the accompanying consolidated statements of financial condition. For all consolidated investment vehicles and funds in which redemption rights have not been granted, noncontrolling interests are presented within Equity in the accompanying consolidated statements of financial condition as Noncontrolling Interests.

Noncontrolling Interests

        Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings.

Noncontrolling Interests in Consolidated Entities

        Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:

  (i)
  third party fund investors in KKR's funds;

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
  third parties in KKR's capital markets business.

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

        The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2013	2012	2011
Balance at the beginning of the period	$4,981,864	$4,342,157	$4,346,388
Net income (loss) attributable to noncontrolling interests held by KKR Holdings(a)	1,056,126	1,116,740	185,352
Other comprehensive income (loss), net of tax(b)	(3,114)	(3,908)	(8,488)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units(c)	(333,028)	(259,888)	(140,384)
Equity based compensation	192,805	337,330	453,604
Capital contributions	31,553	31,477	38,979
Capital distributions	(809,445)	(582,044)	(533,294)

Balance at the end of the period	$5,116,761	$4,981,864	$4,342,157

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Net income (loss) attributable to KKR & Co. L.P. after allocation to noncontrolling interests held by KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which hold equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the KKR & Co. L.P. 2010 Equity Plan ("Equity Incentive Plan"), equity allocations shown in the consolidated statement of changes in equity differ from their respective pro-rata ownership interests in KKR's net assets.

        The following table presents Net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$7,854,228	$8,028,244	$876,486
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	62,255	34,963	4,318
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	6,044,621	6,315,705	684,895
Plus: Income taxes attributable to KKR Management Holdings Corp.	15,387	28,599	75,465

Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$1,762,739	$1,706,175	$262,738

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$1,056,126	$1,116,740	$185,352

Investments

        Investments consist primarily of private equity, real assets, credit, equity method and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, "Investments."

        The following describes the types of securities held within each investment class.

    Private Equity—Consists primarily of equity investments in operating businesses.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Real Assets—Consists primarily of investments in (i) oil and natural gas properties ("energy"), (ii) infrastructure assets, and (iii) residential and commercial real estate assets and businesses ("real estate").

    Credit—Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in collateralized loan obligations.

    Equity Method—Consists primarily of investments in which KKR has significant influence, including investments in unconsolidated investment funds.

    Other—Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit or equity method investments.

Fair Value Measurements

        Investments and other financial instruments are measured and carried at fair value. The majority of investments and other financial instruments are held by the consolidated funds and vehicles. KKR's funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. KKR has retained the specialized accounting for the consolidated funds and vehicles in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments held by KKR's funds are reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

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

        The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Fixed Assets is presented in Note 7, "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities". Further information on Goodwill and Intangible Assets is presented in Note 14 "Goodwill and Intangible Assets." Further information on contingent consideration is presented in Note 13 "Acquisitions." KKR's debt obligations, except for KKR's 2020 and 2043 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. Further information on KKR's 2020 and 2043 Senior Notes are presented in Note 8, "Debt Obligations." The fair value for KKR's 2020 and 2043 Senior Notes were derived using Level II inputs similar to those utilized in valuing credit investments.

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

Level II

        Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives.

Level III

        Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and credit investments for which a sufficiently liquid trading market does not exist.

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

Level II Valuation Methodologies

        Financial assets and liabilities categorized as Level II consist primarily of securities indexed to publicly-listed securities and credit and other investments. Credit investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR's policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR's best estimate of fair value. For securities indexed to publicly listed securities, such as convertible debt, the securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company's other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

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

        When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 84.7% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

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

        Real Assets Investments:    For energy and infrastructure investments, KKR generally utilizes a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. For real estate investments, KKR generally utilizes a combination of direct income capitalization and discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in these methodologies include an unlevered discount rate and terminal capitalization rate. The valuations

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of real assets investments also use other inputs. Certain investments in real estate and energy generally do not include a minimum illiquidity discount.

        Credit Investments:    Credit investments are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are valued by KKR based on ranges of valuations determined by an independent valuation firm. Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.

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

Level III Valuation Process

        The valuation process involved for Level III measurements for private equity, real assets, credit, and other investments is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of any of the investments being valued. The valuation teams for energy, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing KKR's quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations for all Level III investments in Private Markets, except for certain investments other than KKR private equity investments. For most investments classified as Level III in Public markets, an independent valuation firm is generally engaged by KKR to provide third party valuations, or ranges of valuations from which KKR's investment professionals select a preliminary valuation, or a third party firm is generally engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations. All

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

preliminary valuations in Private Markets and Public Markets are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR's board of directors and are then reported on to the board of directors.

Derivatives

        Derivative contracts include forward, swap and option contracts related to foreign currencies and credit standing of reference entities to manage foreign exchange risk and credit risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities and are presented gross in the consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.

Securities Sold Short

        Whether part of a hedging transaction or a transaction in its own right, securities sold short represent obligations of KKR to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the security in the market at the prevailing prices. The liability for such securities sold short, which is recorded in Accounts Payable, Accrued Expenses and Other Liabilities in the statement of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date with changes in fair value recorded as unrealized gains or losses in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the accompanying consolidated statements of financial condition.

Cash and Cash Equivalents

        KKR considers all highly liquid short-term investments with original maturities of 90 days or less when purchased to be cash equivalents.

Cash and Cash Equivalents Held at Consolidated Entities

        Cash and cash equivalents held at consolidated entities represents cash that, although not legally restricted, is not available to fund general liquidity needs of KKR as the use of such funds is generally limited to the investment activities of KKR's funds.

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

Fixed Assets, Depreciation and Amortization

        Fixed assets consist primarily of leasehold improvements, furniture and computer hardware. Such amounts are recorded at cost less accumulated depreciation and amortization and are included in Other Assets within the accompanying consolidated statements of financial condition. Depreciation and amortization are calculated using the straight-line method over the assets' estimated economic useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, and three to seven years for other fixed assets.

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

Fees

        Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, structured finance and other vehicles, and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, and (iv) consulting and other fees earned by consolidated entities from providing advisory and other services.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For the years ended December 31, 2013, 2012 and 2011, fees consisted of the following:

	For the Years Ended December 31,
	2013	2012	2011
Transaction Fees	$287,387	$237,089	$343,249
Management Fees	177,961	98,144	80,201
Monitoring Fees	161,796	146,443	209,807
Consulting and Other Fees	70,035	46,215	56,120
Incentive Fees	65,367	40,551	34,243

Total Fees	$762,546	$568,442	$723,620

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

        Management fees received from KKR's consolidated funds and vehicles are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from KKR's consolidated funds and vehicles is

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not have an effect on the net income (loss) attributable to KKR or KKR partners' capital.

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

KKR Financial Holdings LLC ("KFN")

        KKR's management agreement with KFN entitles KKR to a base management fee computed and payable monthly in arrears, based on an annual rate of 1.75% of adjusted equity, which is an amount defined in the management agreement.

Structured Finance Vehicles

        KKR's management agreements for its structured finance vehicles provide for senior collateral management fees and subordinate collateral management fees. Senior collateral management fees are determined based on an annual rate ranging from 0.15% to 0.20% of collateral and subordinate collateral management fees are determined based on an annual rate ranging from 0.30% to 0.35% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. KKR has the right to waive all or any portion of any collateral management fee. As of December 31, 2013, KKR has permanently waived $189.0 million of collateral management fees. KKR generally waives the collateral management fees for the majority of its structured finance vehicles; however, KKR may cease waiving collateral management fees at its discretion. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Investment Vehicles

        Certain other investment vehicles that invest capital in credit and hedge fund strategies provide for management fees determined quarterly based on an annual rate generally ranging from 0.5% to 1.5%. Such rate may be based on the investment vehicles average net asset value, capital commitments, or invested capital.

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

Consulting and Other Fees

        Consulting and other fees are earned by certain consolidated entities from providing advisory and other services to portfolio companies and other companies and are recognized as the services are rendered. These fees are separately negotiated with each company for which services are provided.

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

Dividend Income

        Dividend income is recognized by KKR on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. For the years ended December 31, 2013, 2012 and 2011, the majority of dividends were earned by KKR's consolidated funds and vehicles.

Interest Income

        Interest income is recognized as earned. For the years ended December 31, 2013, 2012 and 2011, the majority of interest income was earned by KKR's consolidated funds and vehicles.

Interest Expense

        Interest expense is incurred from debt issued by KKR, credit facilities entered into by KKR and debt outstanding at the KKR funds and vehicles entered into with the objective of enhancing returns or managing cash flow, which are not direct obligations of the general partners of the KKR funds or management companies. In addition to these interest costs, KKR capitalizes debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate.

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

Profit Sharing Plan

        KKR provides certain profit sharing programs for KKR employees and other eligible personnel. In particular, KKR provides a 401(k) plan (the "Plan") for eligible employees in the United States. For certain professionals who are participants in the Plan, KKR may, in its discretion, contribute an amount after the end of the Plan year. For the years ended December 31, 2013, 2012 and 2011, KKR incurred expenses of $7.7 million, $6.5 million and $6.0 million, respectively, in connection with the Plan.

Carry Pool Allocation

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR allocates to its principals and other professionals a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in Accounts Payable, Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations. See Note 12 "Segment Reporting" for the amount of carry pool allocation expense recognized for the years ended December 31, 2013, 2012 and 2011.

Carried Interest

        Carried interest entitles the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduces noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interest are included as investment income (loss) in Net Gains (Losses) from Investment Activities in the consolidated statements of operations and are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as investment losses in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investments realized. Due to the extended durations of KKR's private equity funds and other investment vehicles, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. For funds that are consolidated, all investment income (loss), including the portion of a funds' investment income (loss) that is allocable to KKR's carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. L.P. is reflected as an adjustment to net income (loss) attributable to noncontrolling interests. See Note 12 "Segment Reporting" for the amount of carried interest income earned or reversed for years ended December 31, 2013, 2012 and 2011.

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

Foreign Currency

        Consolidated entities which have a functional currency that differs from KKR's reporting currency are primarily KKR's management and capital markets companies located outside the United States. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Foreign currency income or expenses resulting from transactions outside of the functional currency of a consolidated entity are recorded as incurred in general, administrative and other expense in the consolidated statements of operations.

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

        Diluted Net Income (Loss) Attributable to KKR & Co. L.P. per common unit excludes KKR Holdings units which are exchangeable on a one-for-one basis into common units of KKR & Co. L.P. The KKR Holdings units are excluded from the diluted calculation since the exchange of these units

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

would proportionally increase KKR & Co. L.P.'s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

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

        These payment obligations are obligations of KKR's intermediate holding companies and not the KKR Group Partnerships and are recorded within Due to Affiliates in the accompanying consolidated statements of financial condition. As such, cash payments received by common unitholders may vary from those received by current and former holders of KKR Group Partnership Units held by KKR Holdings and KKR's current and former principals to the extent payments are made to those parties under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax returns of KKR's intermediate holding companies which may result in a timing difference between the tax savings received by KKR's intermediate holdings companies and the cash payments made to the selling holders of KKR Group Partnership Units.

        For the years ended December 31, 2013, 2012 and 2011, cash payments that have been made under the tax receivable agreement were $4.7 million, $2.7 million and $0.2 million, respectively. KKR expects its intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2013, $1.3 million of cumulative income tax savings have been realized.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Disclosures About Offsetting Assets and Liabilities

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In February 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2011-11 was effective for KKR's fiscal year beginning January 1, 2013 and was applied retrospectively. The adoption of this guidance did not have a material impact on KKR's financial statements.

Goodwill Impairment Testing

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other," which provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. If the asset is considered impaired, an entity is required to perform the quantitative assessment under the existing guidance. The guidance was effective for KKR's fiscal year beginning January 1, 2013. The adoption of this guidance, which is intended to simplify the impairment testing, did not have a material impact on KKR's financial statements.

Disclosures About Reclassification Adjustments Out of Accumulated Other Comprehensive Income

        In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")," which requires entities to disclose additional information about reclassification adjustments, including: (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. ASU 2013-02 was effective for KKR's fiscal year beginning January 1, 2013. The adoption of this guidance, which is related to disclosure only, did not have a material impact on KKR's financial statements. With respect to KKR, AOCI is comprised of only one component, foreign currency translation adjustments and for the years ended December 31, 2013, 2012 and 2011, there were no items reclassified out of AOCI. See KKR's consolidated statements of comprehensive income and changes in equity.

Foreign Currency Matters

        In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters," which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. This guidance is effective for KKR's fiscal year beginning January 1, 2014, and is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on KKR's financial statements.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amendments to Investment Company Scope, Measurement, and Disclosures

        In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies Topic 946 ("ASU 2013-08") which amends the scope, measurement, and disclosure requirements for investment companies. ASU 2013-08 (i) amends the criteria for an entity to qualify as an investment company, (ii) requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and (iii) introduces new disclosures. This guidance is effective for KKR's fiscal year beginning January 1, 2014. Earlier application is prohibited. The adoption of this guidance is not expected to have a material impact on KKR's financial results and consolidated financial statements.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES (Continued)

        The following table summarizes total Net Gains (Losses) from Investment Activities for the years ended December 31, 2013, 2012 and 2011, respectively:

	For the Years Ended December 31,
	2013		2012		2011
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity(a)	$3,664,219	$4,052,553	$4,947,661	$2,988,494	$2,666,311	$(2,046,989)
Credit and Other(a)	307,269	128,794	125,122	203,917	(3,742)	(121,202)
Real Assets(a)	15,868	(64,667)	54,724	(309,620)	584,862	(247,736)
Equity Method(a)	44,148	53,958	115,709	37,149	21,270	29,107
Foreign Exchange Forward Contracts(b)	17,760	(232,913)	30,993	(205,752)	16,866	55,238
Foreign Currency Options(b)	—	(2,881)	(28,305)	29,825	—	(12,352)
Securities Sold Short(b)	(105,513)	(19,205)	(31,557)	(4,978)	25,609	7,942
Other Derivatives	(24,223)	(2,030)	(11,746)	(9,322)	4,373	490
Contingent Carried Interest Repayment Guarantee(c)	—	—	—	(55,937)	—	—
Foreign Exchange Gains (Losses)(d)	(10,096)	3,041	63	(4,767)	1,811	—

Total Net Gains (Losses) from Investment Activities	$3,909,432	$3,916,650	$5,202,664	$2,669,009	$3,317,360	$(2,335,502)

(a)
See Note 4 "Investments."

(b)
See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(c)
See Note 15 "Commitments and Contingencies."

(d)
Foreign Exchange Gains (Losses) includes foreign exchange gains (losses) on debt obligations, cash and cash equivalents, and cash and cash equivalents held at consolidated entities.

4. INVESTMENTS

        Investments consist of the following:

	Fair Value		Cost
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Private Equity	$37,439,659	$34,114,623	$27,613,803	$28,336,315
Credit	5,023,253	3,396,067	4,841,913	3,266,846
Real Assets	2,789,639	1,775,683	4,945,958	3,861,792
Equity Method	546,422	200,831	310,709	20,847
Other	1,584,724	1,210,644	1,485,417	1,161,569

Total Investments	$47,383,697	$40,697,848	$39,197,800	$36,647,369

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS (Continued)

        As of December 31, 2013, investments which represented greater than 5% of total investments consisted of Alliance Boots GmbH of $4.6 billion. As of December 31, 2012, investments which represented greater than 5% of total investments consisted of Alliance Boots GmbH of $3.5 billion and HCA, Inc. of $2.1 billion. In addition, as of December 31, 2013 and 2012, investments totaling $3.3 billion and $2.1 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 8 "Debt Obligations."

        The following table represents private equity investments by industry as of December 31, 2013 and 2012, respectively:

	Fair Value
	December 31, 2013	December 31, 2012
Health Care	$8,480,933	$7,708,080
Technology	5,192,488	4,566,236
Retail	4,582,846	4,970,092
Manufacturing	4,459,220	3,240,474
Consumer Products	3,795,851	3,557,963
Other	10,928,321	10,071,778

	$37,439,659	$34,114,623

        In the table above, other investments represents private equity investments in the following industries: Education, Financial Services, Forestry, Media, Services, Telecommunications, Transportation and Recycling. None of these industries represents more than 10% of total private equity investments as of December 31, 2013.

        The majority of the securities underlying private equity investments represent equity securities. As of December 31, 2013 and 2012, the fair value of investments that were other than equity securities amounted to $548.5 million and $364.5 million, respectively.

Equity Method

        Equity method investments include (i) certain investments in private equity funds, real assets funds, funds of hedge funds, and alternative credit funds, which are not consolidated, and (ii) certain investments in operating companies in which KKR is deemed to exert significant influence. Under the equity method of accounting, KKR's share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Because the underlying investments of unconsolidated investment funds are reported at fair value, the carrying value of these equity method investments representing KKR's interests in unconsolidated funds approximates fair value. The carrying value of equity method investments in certain operating companies, which KKR is determined to exert significant influence, is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR's respective ownership percentage, less distributions. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these investments.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

4. INVESTMENTS (Continued)

        KKR evaluates each of its equity method investments to determine if any were significant as defined by the guidance from the SEC. For the years ended December 31, 2013 and 2012, KKR's equity method investments did not meet the significance criteria either on an individual or group basis. As such, presentation of separate financial statements for any of KKR's equity method investments or summarized financial information on an individual or group basis is not required.

5. FAIR VALUE MEASUREMENTS

        The following tables summarize the valuation of KKR's investments and other financial instruments measured and reported at fair value by the fair value hierarchy levels described in Note 2 "Summary of Significant Accounting Policies" as of December 31, 2013 and 2012 including those investments and other financial instruments for which the fair value option has been elected. Equity Method Investments have been excluded from the tables below.

        Assets, at fair value:

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$7,244,643	$548,545	$29,646,471	$37,439,659
Credit	—	3,078,789	1,944,464	5,023,253
Real Assets	52,931	—	2,736,708	2,789,639
Other	943,976	292,262	348,486	1,584,724

Total	8,241,550	3,919,596	34,676,129	46,837,275
Foreign Exchange Forward Contracts	—	85,750	—	85,750
Foreign Currency Options	—	3,340	—	3,340
Other Derivatives	—	5,080	—	5,080

Total Assets	$8,241,550	$4,013,766	$34,676,129	$46,931,445

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$8,015,680	$364,543	$25,734,400	$34,114,623
Credit	—	1,809,021	1,587,046	3,396,067
Real Assets	—	—	1,775,683	1,775,683
Other	648,108	323,306	239,230	1,210,644

Total	8,663,788	2,496,870	29,336,359	40,497,017
Foreign Exchange Forward Contracts	—	137,786	—	137,786
Foreign Currency Options	—	4,992	—	4,992
Other Derivatives	—	882	—	882

Total Assets	$8,663,788	$2,640,530	$29,336,359	$40,640,677

        In 2012, $200.8 million of equity method investments which represented investments in unconsolidated investment vehicles were classified in Private Equity and Other investments in the table above. Because the underlying investments of unconsolidated investment vehicles are reported at fair value, the carrying value of the equity method investments approximated fair value. In 2013, with the addition of equity method investments which do not approximate fair value, total equity method investments of $546.4 million and $200.8 million as of December 31, 2013 and 2012, respectively, have been excluded from the tables above.

        Liabilities, at fair value:

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$624,653	$51,491	$—	$676,144
Foreign Currency Options	—	4,591	—	4,591
Foreign Exchange Forward Contracts	—	410,191	—	410,191
Unfunded Revolver Commitments	—	1,902	—	1,902
Other Derivatives	—	14,177	—	14,177

Total Liabilities	$624,653	$482,352	$—	$1,107,005

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

        The following tables summarize changes in private equity, credit, real assets and other investments measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2013 and 2012, respectively:

	For the Year Ended December 31, 2013
	Private Equity	Credit	Real Assets	Other	Total Level III Investments
Balance, Beginning of Period	$25,734,400	$1,587,046	$1,775,683	$239,230	$29,336,359
Transfers In(1)	—	109,568	—	34,978	144,546
Transfers Out(2)	(2,817,295)	(272,819)	—	(23,304)	(3,113,418)
Purchases	4,016,510	1,189,531	1,083,682	144,884	6,434,607
Sales	(1,100,900)	(791,278)	(65,545)	(69,866)	(2,027,589)
Settlements	—	90,095	—	—	90,095
Net Realized Gains (Losses)	683,636	34,320	14,930	(6,835)	726,051
Net Unrealized Gains (Losses)	3,130,120	(1,999)	(72,042)	29,399	3,085,478

Balance, End of Period	$29,646,471	$1,944,464	$2,736,708	$348,486	$34,676,129

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$3,738,140	$71,355	$(36,676)	$23,915	$3,796,734

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

	For the Year Ended December 31, 2012
	Private Equity	Credit	Real Assets	Other	Total Level III Investments
Balance, Beginning of Period	$20,384,253	$1,016,759	$1,526,732	$96,179	$23,023,923
Transfers In(1)	—	37,157	—	1,061	38,218
Transfers Out(2)	(219,462)	(68,099)	—	(613)	(288,174)
Purchases	2,100,217	686,032	558,246	154,468	3,498,963
Sales	(2,671,329)	(155,788)	(54,419)	(61,428)	(2,942,964)
Settlements	—	23,164	—	—	23,164
Net Realized Gains (Losses)	1,353,002	10,437	54,419	28,581	1,446,439
Net Unrealized Gains (Losses)	4,787,719	37,384	(309,295)	20,982	4,536,790

Balance, End of Period	$25,734,400	$1,587,046	$1,775,683	$239,230	$29,336,359

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments still held at Reporting Date	$5,895,269	$43,421	$(268,179)	$43,485	$5,713,996

(1)
The Transfers In noted in the tables above for credit and other investments are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)
The Transfers Out noted in the tables above for private equity investments are attributable to portfolio companies that are now valued using their publicly traded market price. The Transfers Out noted above for credit and other investments are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

        Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. There were no transfers between Level I and Level II during the years ended December 31, 2013 and 2012, respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured at fair value and categorized within Level III as of December 31, 2013:

	Fair Value December 31, 2013	Valuation Methodologies	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input(3)
Private Equity Investments	$29,646,471
Healthcare	$6,555,714	Inputs to both market comparable	Illiquidity Discount	7%	5% - 15%	Decrease
		and discounted cash flow	Weight Ascribed to Market Comparables	50%	50% - 50%		(4)
			Weight Ascribed to Discounted Cash Flow	50%	50% - 50%		(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	10x - 13x	Increase
			Enterprise Value/Forward EBITDA Multiple	11x	9x - 12x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9%	8% - 13%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	11x	9x - 12x	Increase
Retail	$4,539,841	Inputs to both market comparable	Illiquidity Discount	8%	5% - 20%	Decrease
		and discounted cash flow	Weight Ascribed to Market Comparables	50%	0% - 50%		(4)
			Weight Ascribed to Discounted Cash Flow	50%	50% - 100%		(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	8x - 13x(6)	Increase
			Enterprise Value/Forward EBITDA Multiple	10x	8x - 11x(6)	Increase
		Discounted cash flow	Weighted Average Cost of Capital	11%	8% - 23%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	8x	6x - 9x	Increase
Technology	$4,047,332	Inputs to both market comparable	Illiquidity Discount	11%	5% - 15%	Decrease
		and discounted cash flow	Weight Ascribed to Market Comparables	50%	50% - 50%		(4)
			Weight Ascribed to Discounted Cash Flow	50%	50% - 50%		(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	12x	6x - 15x	Increase
			Enterprise Value/Forward EBITDA Multiple	12x	7x - 14x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	11%	8% - 14%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9x	6x - 11x	Increase
Consumer Products	$3,707,020	Inputs to both market comparable	Illiquidity Discount	11%	10% - 15%	Decrease
		and discounted cash flow	Weight Ascribed to Market Comparables	59%	50% - 67%		(4)
			Weight Ascribed to Discounted Cash Flow	41%	33% - 50%		(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	8x - 17x	Increase
			Enterprise Value/Forward EBITDA Multiple	10x	8x - 14x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	10%	8% - 20%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9x	6x - 11x	Increase
Financial Services	$3,200,813	Inputs to both market comparable	Illiquidity Discount	10%	5% - 15%	Decrease
		and discounted cash flow	Weight Ascribed to Market Comparables	52%	50% - 100%		(4)
			Weight Ascribed to Discounted Cash Flow	48%	0% - 50%		(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	12x	11x - 13x	Increase
			Enterprise Value/Forward EBITDA Multiple	11x	10x - 11x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9%	9% - 10%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10x	10x - 11x	Increase
Other	$7,595,751	Inputs to both market comparable	Illiquidity Discount	11%	10% - 20%	Decrease
		and discounted cash flow	Weight Ascribed to Market Comparables	47%	0% - 67%		(4)
			Weight Ascribed to Discounted Cash Flow	53%	33% - 100%		(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	12x	6x - 17x	Increase
			Enterprise Value/Forward EBITDA Multiple	10x	5x - 14x	Increase
			Control Premium	3%	0% - 20%(7)	Increase
		Discounted cash flow	Weighted Average Cost of Capital	12%	9% - 20%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9x	5x - 12x	Increase
Real Assets	$2,736,708
Energy/Infrastructure	$2,037,673	Discounted cash flow	Weighted Average Cost of Capital	11%	6% - 27%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	7x	7x - 11x	Increase

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

5. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value December 31, 2013		Valuation Methodologies	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input(3)
Real Estate	$699,035		Inputs to direct income capitalization	Weight Ascribed to Direct Income Capitalization	19%	0% - 100%		(9)
			and discounted cash flow	Weight Ascribed to Discounted Cash Flow	81%	0% - 100%		(5)
			Direct Income Capitalization	Current Capitalization Rate	7%	6% - 9%	Decrease
			Discounted cash flow	Unlevered Discount Rate	11%	9% - 24%	Decrease
Credit Investments	$1,944,464	(8)	Yield Analysis	Yield	11%	6% - 25%	Decrease
				Net Leverage	5x	1x - 12x	Decrease
				EBITDA Multiple	9x	5x - 13x	Increase

        In the table above, other investments, within private equity investments, represents the following industries: Education, Forestry, Media, Services, Telecommunications, Transportation, Manufacturing and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of December 31, 2013.

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

(6)
Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR's private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 24.7x and 18.2x, respectively. The exclusion of this investment does not impact the weighted average.

(7)
Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(8)
Amounts include $24.1 million of investments that were valued using dealer quotes or third party valuation firms.

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

        In the table above, certain private equity investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of private equity investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction.

        The table above excludes Other Investments in the amount of $348.5 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

        For the years ended December 31, 2013, 2012 and 2011, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Income (Loss) Attributable to KKR & Co. L.P.	$691,226	$691,226	$560,836	$560,836	$1,921	$1,921
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit	$2.51	$2.30	$2.35	$2.21	$0.01	$0.01
Weighted-Average Common Units Outstanding	274,910,628	300,254,090	238,503,257	254,093,160	220,235,469	222,519,174

        For the years ended December 31, 2013, 2012 and 2011, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would proportionally increase KKR & Co. L.P.'s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

        Diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit includes unvested equity awards that have been granted under the Equity Incentive Plan since these equity awards dilute KKR and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR Group Partnerships.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Other Assets consist of the following:

	December 31, 2013	December 31, 2012
Due from Broker(a)	$720,245	$189,202
Interest, Dividend and Notes Receivable(b)	380,099	469,456
Unsettled Investment Sales(c)	85,097	90,666
Intangible Assets, net(d)	177,545	197,484
Deferred Tax Assets, net	165,699	105,654
Oil & Gas Assets, net	187,448	—
Foreign Exchange Forward Contracts(e)	85,750	137,786
Goodwill(f)	89,000	89,000
Fixed Assets, net(g)	80,565	79,570
Receivables	19,455	267,126
Deferred Financing Costs	22,773	20,918
Prepaid Taxes	26,901	706
Deferred Transaction Costs	13,800	14,633
Prepaid Expenses	9,846	11,373
Refundable Security Deposits	6,924	7,428
Foreign Currency Options(h)	3,340	4,992
Other	20,143	15,061

	$2,094,630	$1,701,055

(a)
Represents amounts held at clearing brokers resulting from securities transactions.

(b)
Represents interest and dividend receivable and promissory notes due from third parties. The promissory notes bear interest at rates ranging from 1.5% - 3.0% per annum and mature between 2015 and 2016.

(c)
Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(d)
Net of accumulated amortization of $41,341 and $21,402 as of December 31, 2013 and 2012, respectively. Amortization expense totaled $19,939, $7,826 and $3,788 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(f)
See Note 14 "Goodwill and Intangible Assets."

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

(g)
Net of accumulated depreciation and amortization of $100,724 and $92,467 as of December 31, 2013 and 2012, respectively. Depreciation and amortization expense totaled $14,714, $12,573 and $10,073 for the years ended December 31, 2013, 2012 and 2011, respectively.

(h)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost bases for these instruments at December 31, 2013 and 2012 was $2,332.

        Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2013	December 31, 2012
Amounts Payable to Carry Pool(a)	$1,062,643	$776,750
Securities Sold Short(b)	676,144	350,353
Foreign Exchange Forward Contracts(c)	410,191	229,314
Unsettled Investment Purchases(d)	260,164	172,583
Accounts Payable and Accrued Expenses	165,092	97,389
Accrued Compensation and Benefits	21,531	17,265
Contingent Consideration Obligation(e)	122,800	71,300
Due to Broker(f)	28,669	49,204
Deferred Rent and Income	28,029	19,228
Interest Payable	23,700	11,746
Redemptions Payable	13,618	9,177
Foreign Currency Options(g)	4,591	3,362
Taxes Payable	5,742	9,250
Other Liabilities	17,012	7,734

	$2,839,926	$1,824,655

(a)
Represents the amount of carried interest payable to KKR's principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(b)
Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost bases for these instruments at December 31, 2013 and 2012 were $650,026 and $343,440, respectively.

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

(g)
Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost bases for these instruments at December 31, 2013 and 2012 was $0.

8. DEBT OBLIGATIONS

        KKR borrows and enters into credit agreements for its general operating and investment purposes and certain of its investment vehicles borrow to meet financing needs of their operating and investing activities.

        Debt obligations consist of the following:

	December 31, 2013				December 31, 2012
	Available	Carrying Value	Fair Value		Available	Carrying Value	Fair Value
2020 Senior Notes	—	498,596	560,930	(a)	—	498,388	579,200	(a)
2043 Senior Notes	—	494,454	468,200	(a)	—	—	—
Revolving Credit Facilities	1,250,000	—	—		1,250,000	—	—
Investment Financing Facilities	531,231	915,556	915,556	(b)	377,055	625,026	625,026	(b)

	$1,781,231	$1,908,606	$1,944,686		$1,627,055	$1,123,414	$1,204,226

(a)
Fair value is determined by third party broker quotes, and these notes are classified as Level II within the fair value hierarchy.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

(b)
Carry amounts approximate fair value given the investment financing facilities' interest rates are variable.

2020 Senior Notes

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

        The 2043 Senior Notes bear interest at a rate of 5.50% per annum, accruing from February 1, 2013. Interest is payable semi-annually in arrears on February 1 and August 1 of each year.

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

Revolving Credit Facilities

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

8. DEBT OBLIGATIONS (Continued)

        As of December 31, 2013 and 2012, no borrowings were outstanding under the Corporate Credit Agreement, except for the letter of credit as described above. For the year ended December 31, 2013 and 2012, no amounts were drawn under the credit facility, except for the letter of credit as described above.

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

        As of December 31, 2013 and 2012, no borrowings were outstanding under the KCM Credit Agreement. For the year ended December 31, 2013 and 2012, no amounts were drawn under the credit facility.

Investment Financing Facilities

        Certain of KKR's investment vehicles have entered into financing arrangements with major financial institutions, generally in connection with specific investments with the objective of enhancing returns or to provide liquidity to such vehicles. These financing arrangements are generally not direct obligations of the general partners of KKR's investment funds or its management companies. Such borrowings have varying maturities and bear interest at floating rates. Borrowings are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. When an investment vehicle borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or KKR. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or KKR. The weighted average interest rate of the investment financing facilities is 3.09% as of December 31, 2013 and 2012. In addition, the weighted average years to maturity are 2.3 years and 3.2 years as of December 31, 2013 and 2012, respectively.

        Scheduled principal payments for debt obligations at December 31, 2013 are as follows:

	2020 and 2043 Senior Notes	Investment Financing Facilities	Total
2014	$—	$66,265	$66,265
2015	—	367,179	367,179
2016	—	393,263	393,263
2017	—	—	—
Thereafter	1,000,000	88,849	1,088,849

	$1,000,000	$915,556	$1,915,556

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

9. INCOME TAXES

        The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current
Federal Income Tax	$35,234	$45,918	$79,713
State and Local Income Tax	6,269	19,233	30,508
Foreign Income Tax	22,740	14,348	11,581

Subtotal	64,243	79,499	121,802

Deferred
Federal Income Tax	(21,277)	(25,929)	(23,760)
State and Local Income Tax	(4,319)	(9,542)	(6,501)
Foreign Income Tax	(721)	(623)	(2,296)

Subtotal	(26,317)	(36,094)	(32,557)

Total Income Taxes	$37,926	$43,405	$89,245

        The following table reconciles the Effective Income Tax Rate to the U.S federal statutory tax rate:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. Federal Income Tax Rate	35.00%	35.00%	35.00%
Income not attributable to KKR Management Holdings Corp.(a)	-35.84%	-35.77%	-35.11%
Foreign Income Taxes	0.28%	0.17%	0.96%
State and Local Income Taxes	0.00%	0.08%	1.88%
Compensation Charges Borne by Holdings	1.35%	1.39%	6.70%
Other	-0.31%	-0.33%	-0.19%

Effective Income Tax Rate	0.48%	0.54%	9.24%

(a)
Represents primarily income attributable to (i) redeemable noncontrolling interests, (ii) noncontrolling interests and (iii) investment income of certain entities and net carried interest of certain general partners of KKR investment vehicles that are not owned by KKR Management Holdings L.P.

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

	As of December 31,
	2013	2012
Deferred Tax Assets
Fund Management Fees	$62,021	$54,660
Employee Compensation	22,371	17,008
KKR Holdings Unit Exchanges(a)	113,314	85,018
Other	1,320	1,797

Total Deferred Tax Assets	$199,026	$158,483

Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains	$30,303	$47,735
Other	3,024	5,094

Total Deferred Tax Liabilities	$33,327	$52,829

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

        Future realization of the above deferred tax assets is dependent on KKR generating sufficient taxable income within the period of time that the tax benefits are expected to reverse. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. At this time, KKR's projection of future taxable income indicates that it is more likely than not that the benefits from the deferred tax assets will be realized. Therefore, KKR has determined that no valuation allowance is needed at December 31, 2013. In addition, because KKR has not recorded an operating loss since its inception, KKR has not recorded a deferred tax asset for any federal or state net operating tax loss carry forwards.

        KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2013, the federal, state and local tax returns of KKR and its predecessor entities for the years 2010 through 2012 are open under normal statute of limitations and are therefore subject to examination.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

9. INCOME TAXES (Continued)

        At December 31, 2013, 2012 and 2011, KKR's unrecognized tax benefits, excluding related interest and penalties, were:

	Year Ended December 31,
	2013	2012	2011
Unrecognized Tax Benefits, beginning of period	$4,627	$3,850	$3,973
Gross increases in tax positions in prior periods	—	31	175
Gross decreases in tax positions in prior periods	(33)	—	—
Gross increases in tax positions in current period	2,741	985	555
Lapse of statute of limitations	(1,307)	(239)	(853)

Unrecognized Tax Benefits, end of period	$6,028	$4,627	$3,850

        If the above tax benefits were recognized it would reduce the annual effective income tax rate. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.

        The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities. KKR recognizes interest and penalties accrued related to unrecognized tax positions in income taxes. For the years ended December 31, 2013, 2012 and 2011, interest and penalties included in KKR's tax provision were immaterial.

10. EQUITY BASED COMPENSATION

        The following table summarizes the expense associated with equity based compensation for years ended December 31, 2013, 2012 and 2011, respectively.

	Years Ended December 31,
	2013	2012	2011
KKR Holdings Principal Awards	$88,641	$230,394	$324,014
KKR Holdings Restricted Equity Units	3,768	9,588	16,848
Equity Incentive Plan Units	114,709	62,876	16,615
Discretionary Compensation	100,396	97,349	112,744

Total	$307,514	$400,207	$470,221

KKR Holdings Equity Awards—Principal Awards

        KKR principals and certain non-employee consultants and service providers received grants of KKR Holdings units ("Principal Awards") which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of December 31, 2013 and 2012, KKR Holdings owned approximately 58.4%, or 404,369,018 and 63.1% or 432,553,276, respectively, of the outstanding KKR Group Partnership Units.

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

        Because KKR Holdings is a partnership, all of the 404,369,018 KKR Holdings units have been legally allocated, but the allocation of 32,318,948 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code ("ASC") 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.

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

        Principal Awards give rise to equity-based payment charges in the consolidated statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. Equity-based payment expense on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units which currently ranges from 7% to 52%, multiplied by the number of unvested units on the grant date. The grant date

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management's estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in the earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect.

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

        The calculation of equity-based payment expense and general administrative and other expense on unvested Principal Awards assumes forfeiture rates of up to 6% annually based upon expected turnover by class of principal, consultant, or service provider.

        As of December 31, 2013, there was approximately $50.3 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested Principal Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2014	$41.6
2015	6.9
2016	1.7
2017	0.1

Total	$50.3

        A summary of the status of unvested Principal Awards from January 1, 2013 through December 31, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	64,569,667	$7.42
Granted	1,761,382	12.07
Vested	(28,952,216)	8.10
Forfeited	(4,577,702)	7.00

Balance, December 31, 2013	32,801,131	$7.13

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

        The weighted average remaining vesting period over which unvested units are expected to vest is 0.9 years.

        The following table summarizes the remaining vesting tranches of Principal Awards:

Vesting Date	Units
April 1, 2014	1,223,940
October 1, 2014	26,521,438
April 1, 2015	1,214,465
October 1, 2015	2,281,657
April 1, 2016	82,429
October 1, 2016	1,320,909
April 1, 2017	30,000
October 1, 2017	111,293
April 1, 2018	15,000

32,801,131

KKR Holdings Equity Awards—Restricted Equity Units

        Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel ("Holdings REU Awards"). These grants will be funded by KKR Holdings and will not dilute KKR's interests in the KKR Group Partnerships. The vesting of these Holdings REU Awards occur in installments, generally over a three to five year period from the date of grant. Holdings REU Awards are measured and recognized on a basis similar to Principal Awards except that the fair value of a KKR & Co. L.P. common unit at the time of grant is not discounted for the lack of distribution participation rights since unvested units are entitled to distributions. The calculation assumes a forfeiture rate of up to 6% annually based upon expected turnover by class of professionals, support staff, and other personnel.

        As of December 31, 2013, there was approximately $1.3 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2014	$1.1
2015	0.2

Total	$1.3

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

        A summary of the status of unvested Holdings REU Awards from January 1, 2013 through December 31, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	1,064,712	$12.03
Granted	—	—
Vested	(460,841)	11.61
Forfeited	(47,666)	14.20

Balance, December 31, 2013	556,205	$12.19

        The weighted average remaining vesting period over which unvested units are expected to vest is 0.8 years.

        A summary of the remaining vesting tranches of Holdings REU Awards is presented below:

Vesting Date	Units
April 1, 2014	154,791
October 1, 2014	249,953
April 1, 2015	128,728
October 1, 2015	22,733

556,205

KKR & Co. L.P. 2010 Equity Incentive Plan

        Under the Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

        The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted and exchanged common units outstanding, subject to annual adjustment. As of December 31, 2013, equity awards relating to 34,974,758 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan and are subject to service based vesting, which vest generally over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these recipients are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

        Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

the expected distributions on unvested units, which currently ranges from 7% to 52% multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management's estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 6% annually based upon expected turnover by class of recipient.

        As of December 31, 2013, there was approximately $173.1 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2014	$89.4
2015	56.5
2016	19.2
2017	6.1
2018	1.9

Total	$173.1

        A summary of the status of awards granted under the Equity Incentive Plan from January 1, 2013 through December 31, 2013 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	17,920,926	$9.11
Granted	12,996,653	12.64
Vested	(6,874,154)	12.50
Forfeited	(1,100,438)	9.99

Balance, December 31, 2013	22,942,987	$10.05

        The weighted average remaining vesting period over which unvested awards are expected to vest is 1.5 years.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

10. EQUITY BASED COMPENSATION (Continued)

        A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2014	4,701,397
October 1, 2014	4,401,121
April 1, 2015	4,468,115
October 1, 2015	3,463,723
April 1, 2016	2,283,939
October 1, 2016	2,227,419
April 1, 2017	84,189
October 1, 2017	580,987
April 1, 2018	6,917
October 1, 2018	725,180

22,942,987

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

11. RELATED PARTY TRANSACTIONS

        Due from and to Affiliates consists of:

	December 31, 2013	December 31, 2012
Due from Related Entities	$98,793	$73,357
Due from Portfolio Companies	45,115	48,828

Due from Affiliates	$143,908	$122,185

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

	December 31, 2013	December 31, 2012
Due to KKR Holdings in Connection with the Tax Receivable Agreement	$89,797	$70,375
Due to Related Entities	4,054	2,455

Due to Affiliates	$93,851	$72,830

KFN

        KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol "KFN." KFN is managed by KKR but is not consolidated by KKR. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of December 31, 2013 and 2012, KFN had consolidated assets of $8.7 billion and $8.4 billion, respectively, and shareholders' equity of $2.5 billion and $1.8 billion, respectively. Shares of KFN held by KKR represented less than 1.0% of KFN's outstanding shares as of December 31, 2013 and 2012, respectively. If KKR were to exercise all of its outstanding vested options, KKR's ownership interest in KFN would be less than 1% of KFN's outstanding shares as of December 31, 2013 and 2012.

Discretionary Investments

        Certain of KKR's investment professionals, including its principals and other qualifying personnel, are permitted to invest, and have invested, their own capital in side-by-side investments with KKR's investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable investment vehicle, except that the side-by-side investments are not subject to management fees, incentive fees or a carried interest. The cash invested by these individuals aggregated $292.8 million, $108.9 million and $227.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Aircraft and Other Services

        Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $4.2 million, $4.6 million and $5.0 million for the use of these aircraft for the years ended December 31, 2013, 2012 and 2011, respectively.

Facilities

        Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other Senior Principals who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $7.2 million, $6.8 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING

        KKR transacts its investment advisory business primarily in the United States and the majority of the fees from such business are earned from the United States. KKR operates through three reportable business segments. These segments, which are differentiated primarily by their investment objectives and strategies, consist of the following:

Private Markets

        Through the Private Markets segment, KKR manages and sponsors a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. KKR also manages and sponsors a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser.

Public Markets

        Through the Public Markets segment, KKR operates its credit and hedge funds businesses. KKR's credit business is managed by KKR Asset Management, LLC, or KAM, an SEC registered investment adviser. KAM advises funds, structured finance vehicles, separately managed accounts, business development companies ("BDCs") and other investment companies registered under the Investment Company Act of 1940 that invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds and (ii) alternative credit strategies such as mezzanine investments, special situations investments, direct lending investments and long/short credit. In addition to KKR's credit business, KKR has a hedge funds business that offers a variety of investment strategies and focuses on providing investment solutions for institutional investors. These strategies are managed by KAM and Prisma Capital Partners LP, or KKR Prisma, an SEC registered investment adviser. This business offers customized hedge fund portfolios, hedge fund-of-fund solutions and a long/short equity strategy. In addition, on January 23, 2013, we acquired a 24.9% interest in Nephila Capital Ltd. ("Nephila"), an investment manager focused on investing in natural catastrophe and weather risk.

Capital Markets and Principal Activities

        The Capital Markets and Principal Activities segment combines KKR's principal assets with its global capital markets business. KKR's capital markets business supports the firm, portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When KKR underwrites an offering of securities or a loan on a firm commitment basis, KKR commits to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When KKR acts in an agency capacity, KKR generates revenue for arranging financing or placing securities or debt with capital markets investors. KKR's principal assets, which include investments in KKR's investment funds and co-investments in certain portfolio companies of such funds, provide KKR with a significant source of capital to further grow and expand the business, increase participation in KKR's existing portfolio of businesses and further align KKR's interests with those of KKR's fund investors and other stakeholders.

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

Fee Related Earnings ("FRE")

        FRE is comprised of segment fees less segment expenses (other than certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income). This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

Economic Net Income ("ENI")

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

Book Value

        Book Value is a measure of the net assets of KKR's reportable segments and is used by management primarily in assessing the unrealized value of KKR's investment portfolio, including carried interest, as well as KKR's overall liquidity position. Book value differs from KKR & Co. L.P. Partners' Capital on a GAAP basis primarily as a result of the exclusion of ownership interests attributable to KKR Holdings.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2013:

	As of and for the Year Ended December 31, 2013
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$459,496	$206,134	$—	$665,630
Incentive fees	—	72,359	—	72,359

Management and incentive fees	459,496	278,493	—	737,989

Monitoring and transaction fees:
Monitoring fees	120,267	—	—	120,267
Transaction fees	150,118	40,314	146,254	336,686
Fee credits(1)	(136,662)	(29,950)	—	(166,612)

Net monitoring and transaction fees	133,723	10,364	146,254	290,341

Total fees	593,219	288,857	146,254	1,028,330

Expenses
Compensation and benefits	231,911	77,378	34,483	343,772
Occupancy and related charges	48,045	6,863	1,419	56,327
Other operating expenses	154,982	49,210	11,691	215,883

Total expenses	434,938	133,451	47,593	615,982

Fee related earnings	158,281	155,406	98,661	412,348

Investment income (loss)
Realized carried interest	690,027	—	—	690,027
Unrealized carried interest	692,085	62,338	—	754,423

Gross carried interest	1,382,112	62,338	—	1,444,450
Less: Allocation to KKR carry pool(2)	(558,014)	(24,935)	—	(582,949)
Less: Management fee refunds(3)	(30,282)	—	—	(30,282)

Net carried interest	793,816	37,403	—	831,219

Realized other investment income (loss)	—	—	657,139	657,139
Unrealized other investment income (loss)	1,897	116	299,249	301,262

Total other investment income (loss)	1,897	116	956,388	958,401

Total investment income (loss)	795,713	37,519	956,388	1,789,620

Income (loss) before noncontrolling interests in income of consolidated entities	953,994	192,925	1,055,049	2,201,968
Income (loss) attributable to noncontrolling interests(4)	1,498	1,560	3,329	6,387

Economic net income (loss)	$952,496	$191,365	$1,051,720	$2,195,581

Total Assets	$1,600,433	$360,891	$7,021,733	$8,983,057

Book Value	$1,521,757	$341,198	$5,899,645	$7,762,600

(1)
KKR's agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of monitoring and transaction fees received from portfolio

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

  companies ("Fee Credits"). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Certain of KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of December 31, 2013, carried interest earned was sufficient to cover 20% of the cash management fees earned. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR's capital markets and principal activities segment.

        The following table reconciles KKR's total reportable segments to the financial statements as of and for the year ended December 31, 2013:

	As of and for the Year Ended December 31, 2013
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$1,028,330	$(265,784)	$762,546
Expenses(b)	$615,982	$1,151,156	$1,767,138
Investment income (loss)(c)	$1,789,620	$7,107,126	$8,896,746
Income (loss) before taxes	$2,201,968	$5,690,186	$7,892,154
Income (loss) attributable to redeemable noncontrolling interests	$—	$62,255	$62,255
Income (loss) attributable to noncontrolling interests	$6,387	$7,094,360	$7,100,747
Total Assets(d)	$8,983,057	$42,444,144	$51,427,201
Book Value(e)	$7,762,600	$(5,040,590)	$2,722,010

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $487,669 upon consolidation of KKR's funds, (ii) the elimination of Fee Credits of $144,416 upon consolidation of the KKR funds and vehicles, (iii) inclusion of reimbursable expenses of $41,529 and (iv) other adjustments of $35,940.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $307,514, (ii) allocations to the carry pool of $582,949, (iii) a gross up of reimbursable expenses of $58,358, (iv) operating expenses of $102,047 primarily associated with the inclusion of operating expenses upon consolidation of KKR's funds and other entities, (v) inclusion of certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income of $7,695 and (vi) other adjustments of $92,593.

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $6,486,200 attributable to noncontrolling interests upon consolidation of KKR's funds, (ii) exclusion of allocations to the carry pool of $582,949, (iii) exclusion of management fee refunds of $30,282 and (iv) exclusion of certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income of $7,695.

(d)
Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR's funds.

(e)
The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $5,116,761 and the equity impact of KKR Management Holdings Corp. equity and other of $76,171.

        The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

For the Year Ended December 31, 2013
Net income (loss) attributable to KKR & Co. L.P.	$691,226
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	1,056,126
Plus: Equity based compensation	307,514
Plus: Amortization of intangibles and other, net	102,789
Plus: Income taxes	37,926

Economic net income (loss)	2,195,581
Plus: Income attributable to segment noncontrolling interests	6,387
Less: Investment income (loss)	1,789,620

Fee related earnings	$412,348

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2012:

	As of and for the Year Ended December 31, 2012
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$423,921	$105,186	$—	$529,107
Incentive fees	—	43,845	—	43,845

Management and incentive fees	423,921	149,031	—	572,952

Monitoring and transaction fees:
Monitoring fees	116,565	—	—	116,565
Transaction fees	96,454	14,495	129,159	240,108
Fee credits(1)	(97,362)	(8,368)	—	(105,730)

Net monitoring and transaction fees	115,657	6,127	129,159	250,943

Total fees	539,578	155,158	129,159	823,895

Expenses
Compensation and benefits	192,765	50,705	29,341	272,811
Occupancy and related charges	48,562	5,606	900	55,068
Other operating expenses	147,253	18,350	10,602	176,205

Total expenses	388,580	74,661	40,843	504,084

Fee related earnings	150,998	80,497	88,316	319,811

Investment income (loss)
Realized carried interest	475,707	—	—	475,707
Unrealized carried interest	917,048	39,155	—	956,203

Gross carried interest	1,392,755	39,155	—	1,431,910
Less: Allocation to KKR carry pool(2)	(565,543)	(15,663)	—	(581,206)
Less: Management fee refunds(3)	(143,723)	—	—	(143,723)

Net carried interest	683,489	23,492	—	706,981

Realized other investment income (loss)	—	—	866,776	866,776
Unrealized other investment income (loss)	599	20	243,727	244,346

Total other investment income (loss)	599	20	1,110,503	1,111,122

Total investment income (loss)	684,088	23,512	1,110,503	1,818,103

Income (loss) before noncontrolling interests in income of consolidated entities	835,086	104,009	1,198,819	2,137,914
Income (loss) attributable to noncontrolling interests(4)	3,390	1,079	2,574	7,043

Economic net income (loss)	$831,696	$102,930	$1,196,245	$2,130,871

Total Assets	$1,295,576	$334,101	$5,967,636	$7,597,313

Book Value	$1,215,513	$316,929	$5,424,742	$6,957,184

(1)
KKR's agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of monitoring and transaction fees received from portfolio

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

  companies. Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Certain of KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of December 31, 2012, carried interest earned was sufficient to cover 20% of the cash management fees earned. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR's capital markets and principal activities segment.

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

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $430,963 upon consolidation of KKR's funds, (ii) the elimination of Fee Credits of $103,227 upon consolidation of KKR's funds, (iii) inclusion of reimbursable expenses of $29,878 and (iv) other adjustments of $42,405.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $400,207, (ii) allocations to the carry pool of $581,206, (iii) a gross up of reimbursable expenses of $41,615, (iv) operating expenses of $2,694 primarily associated with the inclusion of operating expenses upon consolidation of KKR's funds and other entities and (v) other adjustments of $68,982.

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $6,558,963 attributable to noncontrolling interests upon consolidation of KKR's funds, (ii) exclusion of allocations to the carry pool of $581,206, and (iii) exclusion of management fee refunds of $143,723.

(d)
Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR's funds.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

        The following table presents the financial data for KKR's reportable segments as of and for the year ended December 31, 2011:

	As of and for the Year Ended December 31, 2011
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$430,400	$84,984	$—	$515,384
Incentive fees	—	34,243	—	34,243

Management and incentive fees	430,400	119,227	—	549,627

Monitoring and transaction fees:
Monitoring fees	163,769	—	—	163,769
Transaction fees	166,654	11,996	170,480	349,130
Fee credits(1)	(144,928)	(5,930)	—	(150,858)

Net monitoring and transaction fees	185,495	6,066	170,480	362,041

Total fees	615,895	125,293	170,480	911,668

Expenses
Compensation and benefits	185,709	46,133	26,109	257,951
Occupancy and related charges	45,694	4,059	1,256	51,009
Other operating expenses	157,901	15,483	12,171	185,555

Total expenses	389,304	65,675	39,536	494,515

Fee related earnings	226,591	59,618	130,944	417,153

Investment income (loss)
Realized carried interest	336,858	—	—	336,858
Unrealized carried interest	(70,647)	(2,590)	—	(73,237)

Gross carried interest	266,211	(2,590)	—	263,621
Less: Allocation to KKR carry pool(2)	(109,361)	1,036	—	(108,325)
Less: Management fee refunds(3)	(17,587)	—	—	(17,587)

Net carried interest	139,263	(1,554)	—	137,709

Realized other investment income (loss)	—	—	186,288	186,288
Unrealized other investment income (loss)	(549)	505	16,514	16,470

Total other investment income (loss)	(549)	505	202,802	202,758

Total investment income (loss)	138,714	(1,049)	202,802	340,467

Income (loss) before noncontrolling interests in income of consolidated entities	365,305	58,569	333,746	757,620
Income (loss) attributable to noncontrolling interests(4)	2,536	599	3,536	6,671

Economic net income (loss)	$362,769	$57,970	$330,210	$750,949

Total Assets	$855,672	$67,894	$5,491,842	$6,415,408

Book Value	$728,440	$59,012	$4,923,132	$5,710,584

(1)
KKR's agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of monitoring and transaction fees received from portfolio companies. Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

  co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Certain of KKR's private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund's fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of December 31, 2011, the amount subject to refund for which no liability was recorded was approximately $91.4 million as a result of certain funds not yet recognizing sufficient carried interest. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund's carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)
Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR's capital markets and principal activities segment.

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

(a)
The fees adjustment primarily represents (i) the elimination of management fees of $435,183 upon consolidation of KKR's funds, (ii) the elimination of Fee Credits of $144,977 upon consolidation of KKR's funds, (iii) inclusion of reimbursable expenses of $46,038 and (iv) other adjustments of $56,120.

(b)
The expenses adjustment primarily represents (i) the inclusion of non-cash equity based charges borne by KKR Holdings or granted under the Equity Incentive Plan, which amounted to $470,221, (ii) allocations to the carry pool of $108,325, (iii) a gross up of

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

12. SEGMENT REPORTING (Continued)

  reimbursable expenses of $46,038 (iv) operating expenses of $30,822 primarily associated with the inclusion of operating expenses upon consolidation of KKR's funds and other entities and (v) other adjustments of $64,084.

(c)
The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $989,737 attributable to noncontrolling interests upon consolidation of KKR's funds, (ii) exclusion of allocations to the carry pool of $108,325, and (iii) exclusion of management fee refunds of $17,587.

(d)
Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR's funds.

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

13. ACQUISITIONS

Acquisition of Prisma

        On October 1, 2012, KKR completed the acquisition of 100% of the equity interests of Prisma Capital Partners LP and its affiliates ("KKR Prisma"). KKR Prisma constructs and manages customized hedge fund portfolios and hedge funds-of-funds. The addition of KKR Prisma provides KKR with a new hedge fund-of-funds strategy and a greater presence in the hedge funds space, from which KKR can create and offer more liquid products for KKR's fund investors.

        Initial consideration transferred was $200.0 million in cash, and KKR may also become obligated to make future additional payments (referred to hereafter as "contingent consideration") to the sellers (certain of which are now employees of KKR) in years 2014 and 2017 based on the KKR Prisma

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. ACQUISITIONS (Continued)

business achieving certain performance metrics when measured in such years. KKR has the right in its sole discretion to pay a portion of the contingent consideration, if any, in KKR & Co. L.P. common units rather than in cash. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized within General, Administrative and Other in the accompanying consolidated statements of operations.

        The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

Cash and Cash Equivalents	$13,141
Other Assets	6,652
Intangible Assets	181,000
Goodwill	89,000

Total Assets	$289,793

Liabilities Assumed	$18,493

Total Liabilities	$18,493

        As of December 31, 2013 and 2012, the fair value of the contingent consideration was estimated to be $122.8 million and $71.3 million, respectively, has been recorded as a liability within Accounts Payable, Accrued Expenses and Other Liabilities in the accompanying consolidated statements of financial condition. The fair value of the contingent consideration was derived using Level III inputs. This amount was determined based on the expected value of a range of undiscounted cash flows of $0 to $155.0 million in each of 2014 and 2017, that considered, among other things probability, risk-weighting, and other adjustments that KKR has determined to be applicable.

        The consolidated statement of operations for the year ended December 31, 2012 includes the financial results of KKR Prisma since the date of acquisition, October 1, 2012, through December 31, 2012. During this period, KKR Prisma's fees and net income (loss) attributable to KKR & Co. L.P. were $17.2 million and $1.1 million, respectively. This net income (loss) attributable to KKR & Co. L.P. reflects amortization of intangible assets and equity based compensation charges associated with KKR Prisma since the date of the acquisition. Additionally, the portion of net income that is allocable to KKR reflects KKR's approximate 36.9% ownership interest in the KKR Group Partnerships after applicable corporate and local income taxes for the three months ended December 31, 2012. On a segment basis, the financial results of KKR Prisma are included within the Public Markets segment.

        The information that follows provides supplemental information about pro forma fees and net income (loss) attributable to KKR & Co. L.P. as if the acquisition of KKR Prisma had been consummated as of January 1, 2011. Such information is unaudited and is based on estimates and assumptions which KKR believes are reasonable. These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had KKR and KKR Prisma been a combined entity during 2012 and 2011. On a pro forma basis for the years ended December 31, 2012 and 2011, (i) fees would be estimated to be $612.8 million and $782.0 million, respectively, (ii) net income (loss) attributable to KKR & Co. L.P. would be estimated to be $563.1 million and $3.9 million, respectively, (iii) net income (loss) attributable to

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

13. ACQUISITIONS (Continued)

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

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        Goodwill from the acquisition of KKR Prisma represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired. The carrying value of goodwill was $89.0 million as of December 31, 2013 and is recorded within Other Assets in the accompanying consolidated statements of financial condition. This goodwill has been allocated entirely to the Public Markets Segment. As of December 31, 2013, the fair value of KKR's reportable segments substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

Intangible Assets

        Intangible Assets, Net consists of the following:

	December 31, 2013	December 31, 2012
Finite—Lived Intangible Assets	$218,886	$218,886
Accumulated Amortization	(41,341)	(21,402)

Intangible Assets, Net	$177,545	$197,484

        Changes in Intangible Assets, Net consists of the following:

	December 31, 2013	December 31, 2012
Balance, Beginning of Year	$197,484	$24,310
Acquisitions	—	181,000
Amortization Expense	(19,939)	(7,826)

Intangible Assets, Net	$177,545	$197,484

        Amortization expense relating to intangible assets held at December 31, 2013 is expected to be $19.9 million for each of the years ending December 31, 2014 through 2016, $19.4 million for the year ended December 31, 2017 and $15.5 million for the year ended December 31, 2018. The intangible assets as of December 31, 2013 are expected to amortize over a weighted-average period of 10.4 years.

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES

Acquisition of KFN

        On December 16, 2013, KKR, affiliates of KKR and KFN, entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which KFN would become a subsidiary of KKR Fund Holdings (the "Merger"), on the terms and subject to the conditions set forth in the Merger Agreement. KFN is managed by KKR Financial Advisors LLC, a subsidiary of KKR, pursuant to a management agreement. Completion of the merger is subject to various conditions.

        At the effective time of the merger, each common share of KFN issued and outstanding immediately prior to the effective time (excluding any common shares held by KKR Fund Holdings or any of its subsidiaries) will be converted into the right to receive 0.51 KKR common units together with cash in lieu of fractional units.

Debt Covenants

        Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's investment or financing strategies. KKR is in compliance with its debt covenants in all material respects.

Investment Commitments

        As of December 31, 2013, KKR had unfunded commitments consisting of (i) $1,172.0 million to its active private equity and other investment vehicles, and (ii) $244.7 million in connection with commitments by KKR's capital markets business and certain other investment commitments. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

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

        As of December 31, 2013, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows:

2014	$46,463
2015	45,924
2016	45,657
2017	40,477
2018 and Thereafter	128,417

Total minimum payments required	$306,938

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Repayment Guarantees

        The partnership documents governing KKR's carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction"), as of December 31, 2013, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2013 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,350.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

        Certain private equity funds that were contributed to KKR in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of December 31, 2013, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $496.4 million as of December 31, 2013.

        Prior to the KPE Transaction in 2009, certain KKR principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $217.8 million as of December 31, 2013. Using valuations as of December 31, 2013, no amounts are due with respect to the clawback obligation required to be funded by KKR principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and KKR's principals who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify KKR's principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Indemnifications

        In the normal course of business, KKR enters into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of KKR's consolidated funds have provided certain indemnities relating to environmental and other matters and has provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. KKR's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be low.

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

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        On May 23, 2011, KKR, certain KKR affiliates and the board of directors of Primedia Inc. (a former KKR portfolio company whose directors at that time included certain KKR personnel) were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the sale of Primedia in a merger transaction that was completed on July 13, 2011. These actions allege, among other things, that Primedia board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger. Plaintiffs also allege that the merger price was unfair in light of the value of certain shareholder derivative claims, which were dismissed on August 8, 2011, based on a stipulation by the parties that the derivative plaintiffs and any other former Primedia shareholders lost standing to prosecute the derivative claims on behalf of Primedia when the Primedia merger was completed. The dismissed shareholder derivative claims included allegations concerning open market purchases of certain shares of Primedia's preferred stock by KKR affiliates in 2002 and allegations concerning Primedia's redemption of certain shares of Primedia's preferred stock in 2004 and 2005, some of which were owned by KKR affiliates. With respect to the pending shareholder class actions challenging the Primedia merger, on June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger. On July 18, 2011, the Court of Chancery consolidated the two pending shareholder class actions and appointed lead counsel for plaintiffs. On October 7, 2011, defendants moved to dismiss the operative complaint in the consolidated shareholder class action. The operative complaint seeks, in relevant part, unspecified monetary damages and rescission of the merger. On December 2, 2011, plaintiffs filed a consolidated amended complaint, which similarly alleges that the Primedia board members, KKR, and certain KKR affiliates breached their respective fiduciary duties by entering into the merger agreement at an unfair price in light of the value of the dismissed shareholder derivative claims. That amended complaint seeks an unspecified amount of monetary damages. On January 31, 2012, defendants moved to dismiss the amended complaint. On May 10, 2013, the Court of Chancery denied the motion to dismiss the complaint as it relates to the Primedia board members, KKR and certain KKR affiliates. On July 1, 2013, KKR and other defendants filed a motion for judgment on the pleadings on the grounds that plaintiff's claims were barred by the statute of limitations. On December 20, 2013, the Court of Chancery granted the motion in part and denied the motion in part.

        Additionally, in May 2011, two shareholder class actions challenging the Primedia merger were filed in Georgia state courts, asserting similar allegations and seeking similar relief as initially sought by the Delaware shareholder class actions above. Both Georgia actions have been stayed in favor of the Delaware action.

        In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs' motion to

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub-classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub-class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs' motion. On September 7, 2011, the court granted plaintiffs' motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs' proposed fifth amended complaint but denied plaintiffs' motion seeking leave to file a proposed fifth amended complaint. On June 14, 2012, following the completion of the third phase of discovery, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint. On July 18, 2012, the court granted in part and denied in part defendants' motion to dismiss, dismissing certain previously released claims against certain defendants. On March 13, 2013, the United States District Court denied defendants' motion for summary judgment on the count involving KKR. However, the court narrowed plaintiffs' claim to an alleged overarching agreement to refrain from jumping other defendants' announced proprietary transactions, thereby limiting the case to a smaller number of transactions subject to plaintiffs' claim. KKR filed a renewed motion for summary judgment on April 16, 2013, which the court denied on July 18, 2013. Plaintiffs moved for class certification on October 21, 2013. Defendants filed their opposition to the motion on January 24, 2014. The Court is scheduled to hear the motion for class certification on or after May 19, 2014. A trial date has been scheduled on or after November 3, 2014.

        Since December 19, 2013, multiple putative class action lawsuits have been filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN's board of directors, KKR, and certain of KKR's affiliates in connection with KFN's entry into a merger agreement pursuant to which it would become a subsidiary of KKR. These actions allege variously that the members of the KFN board of directors breached fiduciary duties owed to KFN shareholders by approving the proposed transaction for inadequate consideration; approving the proposed transaction in order to obtain benefits not equally shared by other KFN shareholders; entering into the merger agreement containing preclusive deal protection devices; failing to take steps to maximize the value to be paid to the KFN shareholders; and failing to disclose material information necessary for KFN shareholders to make a fully informed decision about the proposed transaction. The actions also allege variously that KKR, and certain of KKR's affiliates aided and abetted the alleged breaches of fiduciary duties and that KKR is a controlling stockholder of

KKR & CO. L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All Dollars are in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

KFN by means of a management agreement between KFN and KKR Financial Advisors LLC, a subsidiary of KKR, and KKR breached a fiduciary duty it allegedly owed to KFN stockholders by causing KFN to enter into the merger agreement. The relief sought in these actions includes, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties and the proposed transaction, rescission, an accounting by defendants, damages and attorneys' fees and costs, and other relief.

        KKR currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the Securities Exchange Commission, Department of Justice, state attorney generals, Financial Industry Regulatory Authority, and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of a civil or criminal lawsuit against KKR or its personnel.

        Moreover, in the ordinary course of business, KKR is and can be both the defendant and the plaintiff in numerous lawsuits with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds.

        KKR establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. For one or more of the matters described above for which a loss is both probable and reasonably estimable, KKR has estimated the aggregate amount of losses attributable to KKR to be approximately $37.5 million. KKR believes such losses may be, in part, subject to insurance and/or indemnity, which KKR believes may reduce any ultimate loss. This estimate is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

        It is not possible to predict the ultimate outcome of all pending legal proceedings, and some of the matters discussed above seek potentially large and/or indeterminate amounts. As of such date, based on information known by management, management has not concluded that the final resolutions of the matters above will have a material effect upon the consolidated financial statements. However, given the potentially large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on KKR's financial results in any particular period.

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

        The regulatory capital requirements referred to above may restrict KKR's ability to withdraw capital from its registered broker-dealer entities. At December 31, 2013, approximately $97.0 million of cash at KKR's registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended,
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Statement of Operations Data:
Fees	$151,240	$166,376	$220,028	$224,902
Less: Total Expenses	439,330	292,022	455,495	580,291
Total Investment Income (Loss)	2,395,632	411,429	2,441,265	3,648,420

Income (Loss) Before Taxes	2,107,542	285,783	2,205,798	3,293,031
Income Taxes	9,356	8,525	7,644	12,401

Net Income (Loss)	2,098,186	277,258	2,198,154	3,280,630
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	24,623	(7,800)	9,169	36,263
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,880,124	269,924	1,984,245	2,966,454

Net Income (Loss) Attributable to KKR & Co. L.P.	$193,439	$15,134	$204,740	$277,913

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.75	$0.06	$0.73	$0.96
Diluted	$0.69	$0.05	$0.66	$0.89
Weighted Average Common Units Outstanding
Basic	257,044,184	271,983,811	282,148,802	288,045,501
Diluted	282,042,521	298,078,764	308,135,191	312,340,336

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

18. SUBSEQUENT EVENTS

Distribution

        A distribution of $0.48 per KKR & Co. L.P. common unit was announced on February 6, 2014, and will be paid on March 4, 2014 to unitholders of record as of the close of business on February 18, 2014. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships. For the years ended December 31, 2013, 2012 and 2011, distributions declared per KKR & Co. L.P. Common Unit were $1.40, $1.22 and $0.74, respectively.

Acquisition of Avoca Capital

        Subsequent to December 31, 2013, KKR closed its previously announced acquisition of Avoca Capital and its affiliates ("Avoca"), a European credit investment manager with approximately $8.4 billion in assets under management as of December 31, 2013. The purchase price was payable by KKR at the closing in cash and securities representing the right to receive up to 5.0 million KKR & Co. L.P. common units.

        In accordance with GAAP, the acquisition of Avoca will be accounted for as a business combination which requires that the consideration exchanged and net assets acquired be recorded at their respective fair values at the date of acquisition. Intangible assets acquired in the acquisition are expected to consist primarily of certain management contracts providing economic rights to management, incentive and other fees from existing assets managed by Avoca.

        KKR is currently in the process of determining the purchase accounting impact of the acquisition including the amounts recognized as of the closing date for each major class of assets acquired and liabilities assumed. In addition, KKR is also in the process of evaluating whether or not the Avoca funds and vehicles are required to be consolidated.

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

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, that was issued in 1992.

        Based on its assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

  Changes in Internal Control Over Financial Reporting

        No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

        The following table presents certain information concerning the board of directors and executive officers of our Managing Partner.

Name	Age	Position with Managing Partner
Henry R. Kravis	70	Co-Chief Executive Officer, Co-Chairman and Director
George R. Roberts	70	Co-Chief Executive Officer, Co-Chairman and Director
Joseph A. Grundfest	62	Director
John B. Hess	59	Director
Dieter Rampl	66	Director
Patricia F. Russo	61	Director
Thomas M. Schoewe	61	Director
Robert W. Scully	64	Director
Todd A. Fisher	48	Chief Administrative Officer
William J. Janetschek	51	Chief Financial Officer
David J. Sorkin	54	General Counsel and Secretary

        Henry R. Kravis co-founded KKR in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment and Portfolio Management Committees. Mr. Kravis currently serves on the boards of First Data Corporation and China International Capital Corporation Limited. He also serves as a director, chairman emeritus or trustee of several cultural, professional, and educational institutions, including The Business Council, Claremont McKenna College, Columbia Business School, Mount Sinai Hospital, the Partnership Fund for New York City, Partnership for New York City, Rockefeller University, Tsinghua University School of Economics and Management and Sponsors for Educational Opportunity. He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from the Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies in the past. As our co-founder and Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Kravis is a first cousin of Mr. Roberts.

        George R. Roberts co-founded KKR in 1976 and is Co-Chairman and Co-Chief Executive Officer of our Managing Partner. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment and Portfolio Management Committees. Mr. Roberts serves as a director or trustee of several cultural and educational institutions, including Claremont McKenna College. He is also founder and chairman of the board of directors of REDF, a San Francisco nonprofit organization. He earned a B.A. from Claremont McKenna College in 1966 and a J.D. from the University of California (Hastings) Law School in 1969. Mr. Roberts has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies in the past. As our co-founder and Co-Chief Executive Officer, Mr. Roberts has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Roberts is a first cousin of Mr. Kravis.

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

        John B. Hess has been a member of the board of directors of our Managing Partner since July 28, 2011. Mr. Hess has been the chief executive officer of Hess Corporation since 1995 and a director since 1978. He was also director of Dow Chemical Co. from 2006 to 2013. He serves as a director on the Business Council, the Trilateral Commission, the Council on Foreign Relations and the Center for Strategic and International Studies. Mr. Hess is a member of the board of trustees at the New York Public Library, Mount Sinai Hospital, the Deerfield Academy and the Dean's Advisors of Harvard Business School. Mr. Hess also serves as a member of the board of directors of Lincoln Center for the Performing Arts. Mr. Hess earned a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Hess provides significant value to the oversight and development of our business through his management and leadership roles at a global energy business, and his involvement with major businesses and public policy organizations also provides valuable perspectives for our company.

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

        Patricia F. Russo has been a member of the board of directors of our Managing Partner since April 15, 2011. Ms. Russo served as chief executive officer of Alcatel-Lucent from 2006 to 2008. Prior to the merger of Alcatel and Lucent in 2006, she served as chairman and chief executive officer of Lucent Technologies, Inc. from 2003 to 2006, and as president and chief executive officer from 2002 to 2003. Before rejoining Lucent in 2002, Ms. Russo was president and chief operating officer of Eastman Kodak Company from March 2001 to December 2001. Ms. Russo has been a director of Alcoa Inc. since 2008, Merck & Co., Inc. since 2009, General Motors Company since 2009, and Hewlett-Packard

Company since 2011. Prior to its merger with Merck in 2009, Ms. Russo served as a director of Schering-Plough since 1995. She graduated from Georgetown University with a bachelor's degree in political science and history, and obtained an Advanced Management Degree from Harvard Business School's Advanced Management Program. Ms. Russo's management and leadership experience as chief executive officer of complex global companies as well as her experience with corporate strategy, mergers and acquisitions, and sales and marketing brings important expertise to the oversight and development of our business. Ms. Russo also brings extensive experience in corporate governance as a member of boards and board committees of other public companies.

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

        Robert W. Scully has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been co-president, chairman of global capital markets and vice chairman of investment banking. Prior to joining Morgan Stanley, he served as a managing director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Zoetis Inc. since June 2013. Previously, he was a director of Bank of America Corporation until May 2013 and has also served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an MBA from Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the U.S. as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit and financial reporting.

        Todd A. Fisher joined KKR in 1993 and is Chief Administrative Officer of our Managing Partner. Mr. Fisher is responsible for overseeing the finance, legal, information technology, human resources, public affairs and office operations functions, coordinating with the various businesses and geographies of KKR and overseeing the firm's efforts in real estate investments. He is a member of KKR's Real Estate Investment Committee. Mr. Fisher is a director of Maxeda B.V. Previously, he served as a director of Rockwood Holdings, Inc. until January 2013, Northgate Information Solutions plc until 2012, ALEA Group Holdings AG until 2007, and Bristol West Insurance Group until 2007. Prior to joining KKR, Mr. Fisher worked for Goldman, Sachs & Co. in New York and for Drexel Burnham Lambert in Los Angeles. Mr. Fisher holds a B.A. from Brown University, an M.A. in International Affairs from Johns Hopkins University, and an M.B.A. from the Wharton School of the University of Pennsylvania. He is currently a member of the Board of Trustees of Brown University, the Board of Advisors for The Johns Hopkins University School for Advanced International Studies, the Advisory Board of the Clinton Health Access Initiative, the United States Holocaust Memorial Council and the Council on Foreign Relations.

        William J. Janetschek joined KKR in 1997 and is Chief Financial Officer of our Managing Partner. Prior to joining KKR, he was a Tax Partner at Deloitte & Touche LLP for 13 years. He holds a B.S. from St. John's University and an M.S., Taxation from Pace University. Mr. Janetschek is actively involved in the community, serving as a sponsor and member of a variety of non-profit organizations including Student Sponsor Partners and St. John's University.

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

Independence and Composition of the Board of Directors

        Our Managing Partner's board of directors consists of eight directors, six of whom, Messrs. Grundfest, Hess, Rampl, Schoewe and Scully and Ms. Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines. While we are exempt from NYSE rules relating to board independence, our Managing Partner intends to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules relating to corporate governance matters. In addition, the board has considered transactions between KKR and the companies and organizations on whose boards our directors also serve or where our directors serve as executive officers, and employment relationships with an immediate family member of a director.

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

  Audit Committee

        The audit committee consists of Messrs. Grundfest (Chairman), Schoewe and Scully. The purpose of the audit committee is to assist the board of directors in overseeing and monitoring: (i) the quality and integrity of our financial statements, including investment valuation; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications and independence; and (iv) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. The Managing Partner's board of directors has determined that each of Messrs. Grundfest, Schoewe and Scully is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available at the Investor Center section of our internet website at www.kkr.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act, requires the executive officers and directors of our general partner, and persons who beneficially own more than ten percent of a registered class of the Partnership's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2013, such persons complied with all such filing requirements.

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

        KKR Holdings, from time to time, receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied their respective service-based vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied the service-based vesting requirements at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as our Co-Chief Executive Officers, acting through the general partner of KKR Holdings, may determine. Service-based vesting requirements are generally three to five years from the date of grant. It is contemplated that such distributions with respect to unvested KKR Holdings units will generally be paid to our named executive officers and our other principals as annual bonus compensation from time to time.

        In 2013, our named executive officers received distributions on their vested KKR Holdings units, and because these distributions are not considered to be compensation, they have not been reported in the Summary Compensation Table.

Compensation Elements

Base Salary

        For 2013, each of our named executive officers was paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Chief Executive Officers determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers. We are responsible for funding this base salary.

Year-End Bonus Compensation

        Other than their salary and certain incidental benefits noted below under "Other Compensation," our Co-Chief Executive Officers did not receive any additional compensation in 2013. They have decided at this time not to receive any bonus or other amounts from us or from KKR Holdings in excess of distributions payable with respect to their KKR Holdings units. Instead, they have decided that year-end bonus payments from KKR Holdings should be made to our other principals in order to motivate and retain them for the benefit of the firm.

        In 2013, our Chief Administrative Officer, Chief Financial Officer and General Counsel were awarded additional year-end compensation as bonus payments that were determined by our Co-Chief Executive Officers. Our Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that our Chief Administrative Officer, Chief Financial Officer and General Counsel made to our development and success, as a firm, during the year. Certain factors that were considered when determining the size of the bonus payments for our Chief Administrative Officer, Chief Financial Officer and General Counsel include (i) their respective contributions and accomplishments in 2013 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior principals in the firm, (iii) their respective performance and contributions in 2013 as compared to the prior year, and (iv) the overall financial performance of the firm in 2013 as compared to the prior year based on certain financial measures considered by management, including total distributable earnings. More specifically, in assessing Mr. Fisher's contributions, they considered his service as the firm's Chief Administrative Officer, his role in overseeing the growth and operations of the firm, his leadership in the development of our real estate business and his leadership on the strategic direction of the firm generally. In assessing Mr. Janetschek's contributions, they considered his service as the Chief Financial Officer and his leadership and oversight of our finance, tax and accounting functions and his role with respect to strategic initiatives undertaken by the firm. Finally, in assessing Mr. Sorkin's contributions, they considered his leadership and oversight of our global legal and compliance functions and his role with respect to the strategic initiatives undertaken by the firm. In part, because the firm's total distributable earnings increased in 2013 relative to the prior year, the size of the bonus payments was higher in 2013 as a result of the firm's financial performance. In making these determinations, our Co-Chief Executive Officers consulted with certain of our senior principals and, with respect to the determinations for our Chief Financial Officer and General Counsel, considered the recommendations of our Chief Administrative Officer. We believe that the discretion permitted to our Co-Chief Executive Officers permits them to award bonus compensation in an amount necessary to motivate and retain these named executive officers.

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

        The cash bonus amounts paid to our Chief Administrative Officer, our Chief Financial Officer and our General Counsel for 2013 are reflected in the Bonus column of the 2013 Summary Compensation Table below. Although these cash bonus payments have been economically borne by KKR Holdings, we expect that, over time, we may be required to pay a portion, or eventually all, of these cash bonus payments as KKR Holdings becomes unable to reserve cash for bonus compensation as more KKR Holdings units vest.

        The portion of the bonus payment granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) as 2013 deferred equity bonus compensation consists of grants of equity awards issued under the Equity Incentive Plan. These equity awards are restricted equity units that may be settled for our common units on a one-for-one basis. See below under "Terms of Restricted Equity Units" for more information. We call these equity grants "deferred" equity bonus compensation, because our named executive officers' ability to monetize them into cash is deferred to the future when the vesting provisions (and any applicable transfer restrictions) discussed below lapse.

        The number of restricted equity units granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) is determined by our Managing Partner's board of directors. As part of 2013 year-end bonus compensation, our Managing Partner's board of directors approved the following grants: 91,265 restricted equity units to our Chief Administrative Officer, 38,731 restricted equity units to our Chief Financial Officer, and 37,289 restricted equity units to our General Counsel. The number of restricted equity units was determined by dividing the dollar amount of deferred equity bonus compensation recommended by the Co-Chief Executive Officers to the board of directors by the average closing price of our common units over the last five trading days in 2013. Because these grants were made after December 31, 2013 and restricted equity units for deferred equity bonus compensation are generally issued in the first quarter of the following year, they do not appear in the tables below, but will appear in the tables for the year ended December 31, 2014.

        The restricted equity units that were granted as deferred equity bonus compensation grants in respect of fiscal 2013 year-end compensation are subject to a three-year service-based vesting condition (with the first vesting event occurring on April 1, 2015). These restricted equity units are not subject to additional transfer restrictions after vesting or any minimum retained ownership requirement. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between our named executive officers who receive year-end compensation payments and the firm.

Carried Interest

        We allocate and distribute to a carry pool 40% of the carried interest that we earn, from which our principals are eligible to receive a carried interest allocation. Carry pool allocations for the named executive officers are made by first determining a total dollar value for the named executive officer's interest in the carry pool. Due to their unique status as co-founders of our firm, our Co-Chief Executive Officers determine their own allocation from the carry pool. To make this total dollar value determination for the other named executive officers, our Co-Chief Executive Officers take into consideration the executive officer's involvement with investments and impact on the portfolio, the size of the executive officer's bonus, and other factors similar to those considered when determining the size of the bonus, as described under "—Year-End Bonus Compensation". However, the total dollar value available to be allocated to the named executive officers and other employees is limited by the total amount of investments made by our investment funds during the fiscal year, and executive officers and other employees may not be allocated any dollar value of carry in any given year. After a total dollar value, if any, for each named executive officer is determined, such dollar value is then divided by the total value of investments made by our funds for the year, which yields a certain percentage for the named executive officer. This percentage is then applied consistently to each investment made during the year. Because the size of each investment is different, the nominal amount of the carry pool allocation differs by investment, although the percentage applied to each investment is consistent. The carry pool is maintained and administered by KKR Associates Holdings L.P., which, similar to KKR Holdings, is not a subsidiary of ours. Allocations are determined by our Co-Chief Executive Officers acting through the general partner of KKR Associates Holdings L.P.

        Carried interest, if any, from the carry pool in respect of any particular investment is only paid in cash after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. To the extent any "clawback" obligation is triggered, carried interest previously distributed by the fund would have to be returned to such fund, thereby reducing the named executive officer's overall compensation for any such year. From time to time, a portion of certain carried interest payable may not be or for certain of our funds will not be distributed to the recipient and would instead be held in escrow in order to enhance the recipient's ability to satisfy any future clawback obligation. Because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the named executive officers, and thus benefits our unitholders. In addition, several of our competitors use participation in carried interest as an important compensation element, and we believe that we must do the same in order to attract and retain the most qualified personnel.

        Participation in our carry pool for our principals, including our named executive officers, is subject only to service-based vesting with certain exceptions, including acceleration upon death or disability. In general, the vesting for carry pool allocations for investments made in 2013 is annual over a four-year period (other than for our Co-Chief Executive Officers). The vesting schedules for investments made prior to 2013 range from four-year vesting (with no vesting upon grant) for the most junior principals up to two-year vesting (and 50% vesting upon grant) for most senior principals. Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to their status as co-founders of our firm, our Co-Chief Executive Officers are typically completely vested in their carried interest allocations upon grant.

Other Compensation

        Our Co-Chief Executive Officers are reimbursed by us for the use of a car and driver, and we pay for the compensation of certain personnel who administer personal matters for them. We believe that these benefits are appropriate in light of the time that they spend on our business, the limited compensation paid by us for their services, and their unique status as co-founders of our firm. In addition, we may pay for certain tax preparation fees for our named executive officers.

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

Compensation and Risk

        Our compensation program includes elements that we believe discourages excessive risk-taking and aligns the compensation of our employees with the long-term performance of the firm. For example, other than certain equity that either immediately vested as part of the grants to all employees or our founders or that were made in exchange for the contribution of assets, in each case in connection with the consummation of the KPE Transaction in October 2009, a significant majority of the equity awards held by our principals are subject to a multi-year service vesting condition, one- and two-year transfer restriction periods, and/or a minimum retained ownership requirement. In addition, except in circumstances noted elsewhere in this report, the equity awards held by our other employees are also generally subject to a multi-year service vesting condition and may also be subject to post-vesting transfer restrictions and/or a minimum retained ownership requirement. Because our equity awards have multi-year vesting provisions, the actual amount of compensation realized by the recipient will be tied to the long-term performance of our common units. Pursuant to our internal policies, our employees are not permitted to buy or sell derivative securities, including for hedging purposes, or to engage in short-selling to hedge their economic risk of ownership. In addition, we only make cash payments of carried interest to our principals when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Moreover, the general partner of a fund is required to return carried interest distributions to the fund due to, for example, underperformance by the relevant fund subsequent to the payment of such carried interest. Accordingly, the principal would be subject to a "clawback," i.e., be required to return carried interest payments previously made to a principal, all of which further discourages excessive risk-taking by our personnel.

Summary Compensation Table

        The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2011, 2012 and 2013.

        In 2011, 2012 and 2013, our named executive officers received distributions based on their vested KKR Holdings units. Because these distributions are not considered to be compensation, these distributions are not reflected as compensation in the table below. There are certain contractual arrangements we entered into with KKR Holdings at the time of the KPE Transaction in October 2009 and thereafter, including a tax receivable agreement, that relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence."

        Carried interest distributions to our named executive officers in respect of the carry pool established by KKR Associates Holdings L.P. for the years ended December 31, 2011, 2012 and 2013 are reflected in the All Other Compensation column in the 2013 Summary Compensation Table below.

2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)		Total ($)
Henry R. Kravis	2013	300,000	—	—	43,905,435	(4)	44,205,435
Co-Chief Executive Officer	2012	300,000	—	—	34,729,805		35,029,805
	2011	300,000	—	—	29,691,935		29,991,935
George R. Roberts	2013	300,000	—	—	43,808,078	(5)	44,108,078
Co-Chief Executive Officer	2012	300,000	—	—	34,702,508		35,002,508
	2011	300,000	—	—	29,638,250		29,938,250
Todd A. Fisher	2013	300,000	3,985,000	1,601,971	9,677,086	(6)	15,564,057
Chief Administrative Officer	2012	300,000	3,935,000	1,571,636	9,426,472		15,233,108
	2011	300,000	4,704,000	1,302,872	6,387,844		12,694,716
William J. Janetschek	2013	300,000	2,260,000	543,859	2,075,121	(7)	5,178,980
Chief Financial Officer	2012	300,000	1,865,000	485,274	1,952,750		4,603,024
	2011	300,000	2,206,500	348,831	1,277,325		4,132,656
David J. Sorkin	2013	300,000	2,195,000	543,859	452,134	(7)	3,490,993
General Counsel	2012	300,000	1,865,000	506,269	259,066		2,930,335
	2011	300,000	2,276,500	382,463	189,950		3,148,913

(1)
Represents distributions received by KKR Holdings with respect to unvested KKR Holdings units that have been distributed to the named executive officer as bonus. The discretionary bonus payments in 2011, 2012 and 2013 were made by KKR Holdings and accordingly were not economically borne by us.

(2)
Stock awards reflected in the table above for each year presented represents grants made in such reporting period relating to the equity portion of the prior year bonus compensation. For the fiscal years ended December 31, 2011 amounts reflect the grant date fair value of KKR Holdings units and for the years ended December 31, 2012 and 2013 restricted equity units. Fair value of the KKR Holdings units and restricted equity units granted to our named executive officers is calculated in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("ASC 718"). See Note 10 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

(3)
Carried interest is presented on the basis of cash received by our named executive officers in the respective fiscal year. We believe that presenting actual cash received by our named executive officers is a more representative disclosure of their compensation than presenting accrued carried interest, because carried interest is paid only if and when there are profitable realization events relating to the underlying investments. Carried interest also includes amounts retained and allocated for distribution to the respective named executive officer, but not yet distributed to the named executive officer, which could be used to fund potential future clawback obligations if any were to arise.

(4)
Consists of $43,290,590 in cash payments of carried interest from the carry pool during 2013; $40,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of First Data Corporation, a KKR portfolio company, during 2013; $23,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of China International Capital

  Corporation Limited, a KKR portfolio company, during 2013; $161,420 related to Mr. Kravis's use of a car and driver during 2013; $370,425 related to certain personnel who administer personal matters for Mr. Kravis during 2013; and $20,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. Because we do not separately track personnel expenses based on whether they are incurred for business or for personal reasons, 100% of the preceding costs have been reported for Mr. Kravis.

(5)
Consists of $43,290,590 in cash payments of carried interest from the carry pool during 2013; $191,229 related to Mr. Roberts's use of a car and driver during 2013; $306,259 related to certain personnel who administer personal matters for Mr. Roberts during 2013; and $20,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. Because we do not separately track personnel expenses based on whether they are incurred for business or personal reasons, 100% of the preceding costs have been reported for Mr. Roberts.

(6)
Consists of $9,560,836 in cash payments of carried interest from the carry pool during 2013; $80,000 in fees for Mr. Fisher's service as a KKR-designated director on the board of directors of Maxeda, a KKR portfolio company, during 2013; $16,250 in fees for Mr. Fisher's services as a KKR-designated director on the board of directors of Rockwood Holdings, Inc., a former KKR portfolio company, during 2013; and $20,000 related to tax preparation fees.

(7)
Consists of cash payments of carried interest from the carry pool during 2013 and $20,000 related to tax preparation fees.

Grants of Plan-Based Awards in 2013

        The following table provides supplemental information relating to grants of equity awards in the year ended December 31, 2013 provided in our Summary Compensation Table.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Henry R. Kravis	—	—	—
George R. Roberts	—	—	—
Todd A. Fisher	2/21/13	146,880	$1,601,971
William J. Janetschek	2/21/13	49,865	543,859
David J. Sorkin	2/21/13	49,865	543,859

(1)
Stock awards reflected in the table above represent grants made in the year ended December 31, 2013 relating to the equity portion of the prior year bonus compensation. The amounts reflected in this column represent restricted equity units. Each grant of restricted equity units is subject to a service-based vesting condition over a period of three years (with the first vesting event occurring on April 1, 2014). The vesting terms of these grants are described under the caption "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Equity Units" below.

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

  Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

  Terms of KKR Holdings Units

          The units that our named executive officers and other principals hold in KKR Holdings are subject to transfer restrictions and, except for interests held by our Co-Chief Executive Officers and certain interests that were vested when granted in connection with the KPE Transaction in October 2009, subject to multi-year service-based vesting requirements. Due to their unique status as co-founders of our firm, our Co-Chief Executive Officers are completely vested in their ownership of KKR Holdings units.

          In general, unvested KKR Holdings units initially vest in equal installments over a multi-year period (which can range from three to five years) from the grant date, subject to the recipient's continued employment with us. Following this initial vesting (or the grant date if interests were vested upon grant), interests remain contingently vested while they are subject to certain transfer restrictions. Unvested KKR Holdings units are not entitled to receive distributions.

          KKR Holdings units that are subject to transfer restrictions, unless waived, may not be sold, exchanged or otherwise transferred for a specified period of time following the initial vesting date. The transfer restriction period typically lasts for (1) one year with respect to one-half of the units vesting on the vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer restricted units become fully vested and transferable and may be exchanged into common units at the end of the transfer restriction period if the holder is not terminated for cause and has complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.

          Because KKR Holdings is a partnership, all of the KKR Holdings units have been legally allocated, but the allocation of certain of these units had not been communicated to each respective principal as of December 31, 2013. The units whose allocation has not been communicated are subject to performance-based vesting conditions, which include, (i) whether the principal is in good standing and has adhered to our policies and rules, (ii) performance of assigned tasks and duties in an effective, efficient and diligent manner, (iii) contribution and commitment to the growth, development and profitability of KKR and our business, (iv) contribution and commitment to our management and general administration; (v) contribution and commitment to the culture, business principles, reputation and morale of KKR as a whole and the team or teams to which the principal has been assigned, and (vi) contribution and commitment to our recruiting, business development, public image and marketing efforts and the professional development of our personnel. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. We applied the guidance of ASC Topic 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, we considered (1) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (2) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (3) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.

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

  Terms of Restricted Equity Units

          Restricted equity units are equity awards issuable under our Equity Incentive Plan, which after vesting, may be settled for our common units on a one-for-one basis (or an amount of cash equal to the fair market value of such common units).

          In general, restricted equity units are subject to a service-based vesting condition and vest in equal annual installments over a multi-year period (generally three to five years) from a specified date, subject to the recipient's continued employment with us. Following this service-based vesting, certain restricted equity unit grant agreements may also subject the common units delivered upon settlement of such restricted equity units to transfer restrictions and/or minimum retained ownership requirements. Unvested restricted equity units granted under our Equity Incentive Plan are not entitled to receive distributions.

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

        The restricted periods for our Co-Chief Executive Officers expire on (1) for voluntary terminations or terminations with cause, two years from termination and (2) for terminations without cause, one year from termination. The restricted periods for our other named executive officers expire on (1) for voluntary terminations or terminations with cause, 18 months from termination, and (2) for terminations without cause, nine months from termination. These restricted periods are subject to reduction for any "garden leave" or "notice period" that an employee serves prior to termination of employment.

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

Outstanding Equity Awards at 2013 Fiscal Year-End

        The following table sets forth information concerning unvested KKR Holdings units and restricted equity units for each of the named executive officers as of December 31, 2013.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Henry R. Kravis	—		—
George R. Roberts	—		—
Todd A. Fisher	1,189,722	(3)	$28,957,833
William J. Janetschek	643,390	(4)	$15,660,113
David J. Sorkin	619,152	(5)	$15,070,160

(1)
The amounts reflected in this column represent both KKR Holdings units and restricted equity units.

(2)
These amounts are based on the closing market price of our common units on the last trading day of the year ended December 31, 2013, of $24.34 per common unit.

(3)
Includes (i) 875,211 KKR Holdings units granted on October 1, 2009, which will vest on October 1, 2014, (ii) 54,196 KKR Holdings units were granted on February 16, 2011, which will vest in equal installments on April 1, 2014 and April 1, 2015, (iii) 113,435 restricted equity units granted on February 22, 2012, which will vest in equal installments on April 1, 2014 and April 1, 2015, and (iv) 146,880 restricted equity units granted on

  February 21, 2013, which will vest in equal installments on April 1 2014, April 1, 2015 and April 1, 2016.

(4)
Includes (i) 543,988 KKR Holdings units granted on October 1, 2009, which will vest on October 1, 2014, (ii) 14,511 KKR Holdings units granted on February 16, 2011, which will vest in equal installments on April 1, 2014 and April 1, 2015, (iii) 35,026 restricted equity units were granted on February 22, 2012, which will vest in equal installments on April 1, 2014 and April 1, 2015 and (iv) 49,865 restricted equity units granted on February 21, 2013, which will vest in equal installments on April 1, 2014, April 1, 2015 and April 1, 2016.

(5)
Includes (i) 516,836 KKR Holdings units granted on October 1, 2009, which will vest on October 1, 2014, (ii) 15,910 KKR Holdings units granted on February 16, 2011, which will vest in equal installments on April 1, 2014 and April 1, 2015, (iii) 36,541 restricted equity units granted on February 22, 2012, which will vest on April 1, 2014 and April 1, 2015 and (iv) 49,865 restricted equity units granted on February 21, 2013, will vest in equal installments on April 1, 2014, April 1, 2015 of each year until April 1, 2016.

Option Exercises and Stock Vested in 2013

        The following table sets forth information concerning the vesting of KKR Holdings units and restricted equity units held by each of our named executive officers during the year ended December 31, 2013.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Henry R. Kravis	—	—
George R. Roberts	—	—
Todd A. Fisher	959,026	$20,075,459
William J. Janetschek	568,755	$11,947,747
David J. Sorkin	543,061	$11,403,668

(1)
The amounts reflected in this column represent KKR Holdings units and common units delivered. The KKR Holdings units delivered upon vesting are subject to one- and two-year transfer restrictions.

(2)
These amounts are based on the closing market price of our common units on each respective vesting date.

Pension Benefits for 2013

        We provided no pension benefits during the year ended December 31, 2013.

Nonqualified Deferred Compensation for 2013

        We provided no defined contribution plan for the deferral of compensation on a basis that is not tax-qualified during the year ended December 31, 2013.

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

        A principal who retires after the first date on which his or her age plus years of service to KKR equals 80 will continue to vest in his or her unvested KKR Holdings units and restricted equity units for an additional two years following retirement, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such KKR Holdings unit or, if applicable, restricted equity unit, remains transfer restricted over one- and two-year periods. None of our named executive officers retired in the year ended December 31, 2013.

        Upon death or permanent disability, a holder of KKR Holdings units or restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, and the transfer restrictions, if any, immediately lapse. The values of unvested KKR Holdings units and restricted equity units held by the named executive officers as of December 31, 2013 are set forth above in the Outstanding Equity Awards at 2013 Fiscal Year-End Table.

        In addition, upon a change in control of KKR, a holder of KKR Holdings units and restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, and the transfer restrictions, if any, immediately lapse. As noted above, the values of unvested KKR Holdings units and restricted equity units held by the named executive officers as of December 31, 2013 are set forth above in the Outstanding Equity Awards at 2013 Fiscal Year-End Table.

        Upon termination of employment, vesting generally ceases for carried interest allocations, except that for allocations made for investments in 2012 and in prior years only, the vesting of carried interest allocations of our named executive officers and other principals may continue for a certain pre-determined period of time if they are terminated without cause or if they leave without cause, subject to compliance, if applicable, with the requirement that the person not violate the terms and conditions of his or her confidentiality and restrictive covenant agreement. In addition, carried interest allocations become immediately vested upon death or permanent disability.

Director Compensation

        We limit compensation for service on our Managing Partner's board of directors to the independent directors. Each independent director receives (1) an annual cash retainer of $75,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and (4) an additional annual cash retainer of $15,000 if such independent director serves as the chairman of the audit committee. Cash retainers are pro rated if, during the calendar year, a director joins the board of directors of our Managing Partner or a director joins or resigns from a committee. In addition, on July 29, 2013, 7,222 restricted equity units were approved for grant to each independent director pursuant to our Equity

Incentive Plan. These 7,222 restricted equity awards were the only outstanding equity awards held by our independent directors at December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Joseph A. Grundfest	115,000	150,000	265,000
John B. Hess	75,000	150,000	225,000
Dieter Rampl	75,000	150,000	225,000
Patricia F. Russo	75,000	150,000	225,000
Thomas M. Schoewe	100,000	150,000	250,000
Robert W. Scully	115,000	150,000	265,000

(1)
Represents the aggregate grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2013 as calculated in accordance with ASC Topic 718. See Note 10 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

        The following table details grants of restricted equity units to each of our independent directors of our Managing Partner in the year ended December 31, 2013. The table includes the grant date and grant date fair value of 2013 restricted equity units and the aggregate number of restricted equity units as of December 31, 2013 owned by each independent director who served as a director during the year ended December 31, 2013:

Name	Grant Date(1)	Stock Awards (#)	Grant Date Fair Value ($)(2)	Total Number of Unvested Restricted Equity Awards on December 31, 2013 (#)
Joseph A. Grundfest	7/29/2013	7,222	150,000	7,222
John B. Hess	7/29/2013	7,222	150,000	7,222
Dieter Rampl	7/29/2013	7,222	150,000	7,222
Patricia F. Russo	7/29/2013	7,222	150,000	7,222
Thomas M. Schoewe	7/29/2013	7,222	150,000	7,222
Robert W. Scully	7/29/2013	7,222	150,000	7,222

(1)
The restricted equity awards approved for grant on July 29, 2013 vest on October 1, 2014.

(2)
This column represents the grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2013 as calculated in accordance with ASC Topic 718. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

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

Common Units Subject to the Equity Incentive Plan

        The total number of our common units that may be issued under the Equity Incentive Plan as of the effective date of the plan was equivalent to 15% of the number of fully diluted and exchanged common units outstanding as of such date; provided that beginning with the first fiscal year after the Equity Incentive Plan became effective and continuing with each subsequent fiscal year occurring thereafter, the aggregate number of common units covered by the plan will be increased, on the first day of each fiscal year of KKR & Co. L.P. occurring during the term of the plan, by a number of common units equal to the positive difference, if any, of (x) 15% of the aggregate number of common units outstanding (on a fully-diluted and exchanged basis) on the last day of the immediately preceding fiscal year minus (y) the aggregate number of common units available for issuance under the plan as of the last day of such year, unless the Administrator should decide to increase the number of common units covered by the plan by a lesser amount on any such date.

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

Compensation Committee Interlocks and Insider Participation

        Because we are a limited partnership, our Managing Partner's board of directors is not required by NYSE rules to establish a compensation committee. Our founders, Messrs. Kravis and Roberts, serve as Co-Chairmen of the board of directors of our Managing Partner and participated in discussions regarding executive compensation. For a description of certain transactions between us and our founders, see "Certain Relationships and Related Transactions, and Director Independence."

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

        The numbers of common units and KKR Group Partnership Units outstanding and the percentage of beneficial ownership are based on 288,143,327 common units issued and outstanding and 404,369,018 KKR Group Partnership Units that are exchangeable for our common units as of February 18, 2014. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 18, 2014. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

			KKR Group Partnership Units and Special Voting Units Beneficially Owned††
	Common Units Beneficially Owned†
					Percentage of Combined Beneficial Ownership†††
Name(1)	Number	Percent	Number	Percent
KKR Holdings(2)(6)	139,880	*	404,369,018	100.0%	58.4%
FMR LLC(3)	27,538,971	9.6%	—	—	9.6
Lexington Partners VI Holdings, LP(4)	19,507,310	6.8	—	—	6.8
Waddell & Reed Financial, Inc.(5)	14,353,120	5.0	—	—	5.0
Henry R. Kravis(2)(6)(7)	5,015,680	1.7	404,369,018	100.0	59.1
George R. Roberts(2)(6)(7)	5,082,629	1.8	404,369,018	100.0	59.1
Joseph A. Grundfest	30,000	*	—	—	*
John B. Hess	103,600	*	—	—	*
Dieter Rampl	30,000	*	—	—	*
Patricia F. Russo	23,000	*	—	—	*
Thomas M. Schoewe	30,600	*	—	—	*
Robert W. Scully	198,400	*	—	—	*
Todd A. Fisher(8)	105,677	*	8,385,726	2.1	2.9
William J. Janetschek(8)	34,134	*	3,119,583	*	1.1
David J. Sorkin(8)	34,892	*	2,808,094	*	1.0
Directors and executive officers as a group (11 persons)	5,881,566	2.0%	404,369,018	100.0%	59.2%

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

(1)
The address of each director and executive officer is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(2)
KKR Holdings owns, beneficially or of record, an aggregate of 139,880 common units and 404,369,018 exchangeable KKR Group Partnership Units (or 100% of the total number of exchangeable KKR Group Partnership Units). Our current and former principals hold interests in KKR Holdings that will entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units and common units held by KKR Holdings and voting control over all special voting units held by KKR Holdings. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units, special voting units and common units held by KKR Holdings. Mr. Kravis disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 83,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 86,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. The address of KKR Holdings is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(3)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014, FMR LLC and Edward C. Johnson 3d may be deemed to beneficially own 27,538,971 common units of which FMR LLC has sole power to vote 630,045 common units and each reporting person has the sole power to dispose of 27,538,971 common units. The address of these beneficial owners is 245 Summer Street, Boston, Massachusetts 02210. Certain affiliates of Fidelity provide services to us in connection with the investment management, record keeping and administration of our Equity Incentive Plan and our retirement savings plans for which they received customary fees and expenses not in excess of $1.2 million, although certain of these fees are paid by participants in the respective plans. Affiliates of Fidelity have invested or committed to invest approximately $82.3 million as of December 31, 2013, in our investment vehicles. Fidelity and its affiliates have in the past and may in the future participate in offerings, syndications or similar transactions with our capital markets business, including in certain cases where equity of KKR portfolio companies are offered to Fidelity's retail and institutional brokerage customers, on the same terms and conditions provided to other participants in such transactions. Affiliates of

  Fidelity may also sell common units owned by our employees, including our executive officers and directors, in ordinary brokerage transactions from time to time.

(4)
Based on a Schedule 13G filed with the Securities and Exchange Commission on March 21, 2012, Lexington Partners VI Holdings, LP, Lexington Partners VI Holdings, LLC, Lexington Capital Partners VI-B, L.P., Lexington Associates VI, LP, Lexington Partners GP Holdings II LLC., Lexington Advisors Inc. and Brent R. Nicklas may be deemed to beneficially own and have sole voting and disposiitive power over 19,507,310 common units. The address of these beneficial owners is 660 Madison Avenue, New York, New York 10016. Affiliates of the Lexington Entities have invested or committed to invest approximately $879 million in a variety of our investment funds, as of December 31, 2013.

(5)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2014, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc., Waddell & Reed, Inc., Waddell & Reed Investment Management Company and Ivy Investment Management Company may be deemed to beneficially own and have sole voting and dispositive power over all or part of 14,353,120 common units. The address of these beneficial owners is 6300 Lamar Avenue, Overland Park, Kansas 66202. The Waddell Entities and their affiliates have in the past and may in the future participate in offerings, syndications or similar transactions with our capital markets business on the same terms and conditions provided to other participants in such transactions.

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

(8)
The common units above consist solely of common units that will vest to Messrs. Fisher, Janetschek and Sorkin, respectively, within 60 days of February 14, 2014. The reported KKR Group Partnership Units include 27,098, 7,255 and 7,955 units that will vest to Messrs. Fisher, Janetschek and Sorkin, respectively, within 60 days of February 14, 2014. These KKR Group Partnership Units are held through KKR Holdings.

Our Managing Partner

        Our Managing Partner's outstanding limited liability company interests consist of Class A shares, which are entitled to vote on the election and removal of directors and all other matters that have not been delegated to the board of directors or reserved for the vote of Class B members, and Class B shares, which are entitled to vote only with respect to any matter requiring the approval of holders of voting interests held directly or indirectly by us in the general partners of our non-U.S. funds. Notwithstanding the number of Class A shares held by the Class A members, under our Managing Partner's limited liability company agreement, Messrs. Kravis and Roberts, as the designated members of KKR Management LLC, are deemed to represent a majority of the Class A shares outstanding when acting together for purposes of voting on matters upon which holders of Class A shares are entitled to vote. Messrs. Kravis and Roberts may, in their discretion, designate one or more holders of Class A shares to hold such voting power and exercise all of the rights and duties of Messrs. Kravis and Roberts under our Managing Partner's limited liability company agreement. While Messrs. Kravis and Roberts historically have acted with unanimity when managing our business, they have not entered into any agreement relating to the voting of their Class A shares. All of our Managing Partner's other Class A shares are held by our other senior principals. Our Managing Partner's Class B shares are divided equally among twelve principals, each of whom holds less than 10% of the voting power of the Class B shares. None of the shares in our Managing Partner provide these holders with economic interests in our business. See also "Risk Factors—Our limited partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our limited partner and limit remedies available for unitholders for actions that might otherwise constitute a breach of duty. It will be difficult for unitholders to successfully challenge a resolution of a conflict of interest by our Managing Partner or by its conflicts committee." In addition, see "Risk Factors—We are a Delaware limited partnership, and there are provisions in our limited partnership agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law (DGCL) in a manner that may be less protective of the interests of our common unitholders."

Securities Authorized for Issuance under Equity Compensation Plans

        The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plan as of December 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))(b)
Equity Compensation Plans Approved by Security Holders	24,164,354	—	73,181,751
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	24,164,354	—	73,181,751

(a)
Reflects the aggregate number of restricted equity units granted under our Equity Incentive Plan and outstanding as of December 31, 2013.

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

U.S. Listing

        The investment agreement provided that we and KPE each had the right to require that the other use its reasonable best efforts to cause KPE to contribute its units representing limited partner interests in KKR Group Holdings L.P. to us in exchange for an equivalent number of our common units and, in connection therewith, our common units received by KPE to be listed and traded on the NYSE by delivering an election notice to the other party. On February 24, 2010, we delivered an election notice to KPE pursuant to the investment agreement, and we commenced trading on the NYSE on July 15, 2010 under the symbol "KKR".

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

Exchange Agreement

        We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our principals, including Messrs. Kravis, Roberts, Fisher, Janetschek and Sorkin, hold their KKR Group Partnership Units, pursuant to which KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. At the election of certain of our intermediate holding companies that are partners of the KKR Group Partnerships, the intermediate holding companies may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the common units that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for our common units, our interests in the KKR Group Partnerships will be correspondingly increased. Any common units received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions. During the year ended December 31, 2013, 28,184,258 KKR Group Partnership Units were exchanged for our common units pursuant to this agreement.

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

Registration Rights Agreement

        In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common units (and other securities convertible into or exchangeable or exercisable for our common units) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register the common units received upon the exchange of their KKR Holdings units and the sale of such common units and also have the right to require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and a post-effective amendment was declared effective on September 21, 2011. As of December 31, 2013, 404,369,018 common units remain unissued under that registration statement.

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

        We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp. For the year ended December 31, 2013 such payments made to our principals, none of whom included a member of the board of directors of our Managing Partner, were approximately $3.7 million. Such payments to KKR Holdings were $1 million and a de minimis amount was paid to Messrs. Fisher and Janetschek.

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

Firm Use of Private Aircraft

        Certain of our senior principals, including Messrs. Kravis and Roberts, own aircraft that we use for business purposes in the ordinary course of our operations. These senior principals paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. We paid $4.8 million for the use of these aircraft during the year ended December 31, 2013, of which $4.5 million was paid to entities collectively controlled by Messrs. Kravis and Roberts.

Side-By-Side and Other Investments

        Because fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our investment fund documents generally require the general partners of our investment funds to make minimum capital commitments to the funds. The amount of these commitments, which are negotiated by fund investors, generally range from 2% to 4% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing new strategies. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and if applicable, acquires a capital interest in the investment that is not subject to a carried interest. Historically, these capital contributions have been funded with cash from operations that otherwise would be distributed to our principals and by our principals.

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

        In addition, our principals and certain other qualifying employees are permitted to invest and have invested their own capital in side-by-side investments with our funds. Side-by-side investments are investments made on the same terms and conditions as those available to the applicable fund, except that these side-by-side investments are not subject to management fees or a carried interest. The cash invested by our executive officers and their investment vehicles aggregated to $73 million for the year ended December 31, 2013, of which $34 million, $29 million, $6 million, $3 million and $1 million was invested by Messrs. Kravis, Roberts, Fisher, Janetschek, and Sorkin respectively. These investments are not included in the accompanying consolidated financial statements. In addition, our funds invested $6.4 million in 2013 from the commitments of certain investment vehicles associated with Mr. Hess. Such investments associated with Mr. Hess were made on the same terms and conditions as for other fund investors including management fees and/or a carried interest applicable to the relevant fund.

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

Guarantee of Contingent Obligations to Fund Partners; Indemnification

        The partnership documents governing KKR's carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the KPE Transaction, as of December 31, 2013, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2013 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,350.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

        Certain private equity funds that were contributed to KKR in the KPE Transaction also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of December 31, 2013, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $496.4 million as of December 31, 2013.

        Prior to the KPE Transaction, certain KKR principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $217.8 million as of December 31, 2013. Using valuations as of December 31, 2013, no amounts are due with respect to the clawback obligation required to be funded by KKR principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and KKR's principals who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for amounts due under a net loss sharing obligation and will indemnify KKR's principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Facilities

        Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior principals who are not executive officers of the Company, are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $6.5 million for the year ended December 31, 2013. In addition, Mr. Kravis is a part owner of a limited liability company which occupies office space leased by a subsidiary of ours and which made payments to us of $1.2 million for the year ended December 31, 2013.

Confidentiality and Restrictive Covenant Agreements

        Our principals have entered into confidentiality and restrictive covenant agreements that include prohibitions on our principals competing with us or soliciting certain fund investors or senior-level employees of our firm and specified subsidiaries and affiliates during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013—Terms of Confidentiality and Restrictive Covenant Agreements."

Transactions with other Related Persons

        We have and may in the future continue to enter into ordinary course transactions with unaffiliated entities known to us to beneficially own more than 5% of any class of the outstanding voting securities of our partnership. These transactions may include investments by them in our funds generally on the same terms and conditions offered to other unaffiliated fund investors and participation in our capital markets transactions, including underwritings and syndications, generally on the same terms and conditions offered to other unaffiliated capital markets participants. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

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

Director Independence

        Please see "Directors, Executive Officers and Corporate Governance—Independence and Composition of Board of Directors" for information on director independence.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2013 and 2012.

	For the Year Ended December 31, 2013
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$15,014	(a)	$—
Audit-Related Fees	$7,578	(b)	$14,585	(d)
Tax Fees	$17,943	(c)	$8,752	(d)

	For the Year Ended December 31, 2012
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$10,848	(a)	$—
Audit-Related Fees	$3,546	(b)	$5,673	(d)
Tax Fees	$13,192	(c)	$6,687	(d)

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

(d)
Audit-Related and Tax Fees included merger, acquisition, and investment due diligence services for strategic acquisitions or investments in portfolio companies that have been completed. In addition, the Deloitte Entities provided audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company's management and are not included in the amounts presented here.

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

3.
Exhibits:

2.1	Amended and Restated Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).

2.2	Amended and Restated Investment Agreement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).

2.3	Merger Agreement, dated as of December 16, 2013, among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC, a Delaware limited liability company and KKR Financial Holdings LLC (incorporated by reference to Exhibit 2.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on December 17, 2013).

3.1	Certificate of Limited Partnership of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on March 12, 2010 (the "Registration Statement").

3.2	Amended and Restated Limited Partnership Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

3.3	Certificate of Formation of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement).

3.4	Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 5, 2011).

4.1	Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.2	First Supplemental Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.3		Form of 6.375% Senior Note due 2020 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.4		Registration Rights Agreement of KKR & Co. L.P., dated as of October 1, 2012, by and among KKR & Co. L.P., AUSA Holding Company and the other persons listed on the signature page thereto (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on November 2, 2012).

4.5		Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).

4.6		First Supplemental Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).

4.7		Form of 5.500% Senior Note due 2043 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on January February 1, 2013).

4.8		Registration Rights Agreement of KKR & Co. L.P. dated as of February 19, 2014, by and among KKR & Co. L.P. and the other persons listed on the signature pages thereto.

10.1		Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Registration Statement).

10.2		Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.3		Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the person from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.4	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement filed on June 3, 2010).

10.5		Tax Receivable Agreement (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.6		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).

10.7		Amended and Restated Credit Agreement, dated as of February 22, 2011, among Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., the other Borrowers from time to time party thereto, the Lenders from time to time party thereto, HSBC Securities (USA) Inc., as Arranger, and HSBC Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.7 to the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.7.1		Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of June 3, 2011, among Kohlberg Kravis Roberts & Co. L.P. and HSBC Bank plc, as Lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 5, 2011).

10.8		Loan Party Guaranty, dated as of February 22, 2011, made by KKR Associates Millennium L.P., KKR Associates Millennium (Overseas), Limited Partnership, KKR Associates Europe, Limited Partnership, KKR Associates Europe II, Limited Partnership, KKR Associates 2006 L.P., KKR Associates 2006 (Overseas), Limited Partnership, KKR Associates Asia L.P., KKR Associates Europe III, Limited Partnership, KKR Associates E2 L.P., KKR Associates China Growth L.P., KKR & Co. L.P. and KKR Group Finance Co. LLC in favor of HSBC Bank plc, as administrative agent under the Corporate Credit Agreement (incorporated by reference to Exhibit 10.8 to the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.9	*	Form of Confidentiality and Restrictive Covenant Agreement (Senior Principals) (incorporated by reference to Exhibit 10.9 of the Registration Statement).

10.10	*	Form of Confidentiality and Restrictive Covenant Agreement (Founders) (incorporated by reference to Exhibit 10.10 of the Registration Statement).

10.11	*	Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.12	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.13	*	Form of Grant Certificate (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 5, 2011).

10.14	*	Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors) (incorporated by reference to Exhibit 10.1 of the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 3, 2012).

10.15	*	Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers).

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. L.P.

31.1		Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.

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

Date: February 24, 2014

KKR & Co. L.P.
By: KKR Management LLC, its general partner
/s/ WILLIAM J. JANETSCHEK
Name:	William J. Janetschek
Title:	Chief Financial Officer

        Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated below.

Signature	Title	Date

/s/ HENRY R. KRAVIS Henry R. Kravis	Co-Chairman and Co-Chief Executive Officer (principal executive officer) of KKR Management LLC	February 24, 2014
/s/ GEORGE R. ROBERTS George R. Roberts	Co-Chairman and Co-Chief Executive Officer (principal executive officer) of KKR Management LLC	February 24, 2014
/s/ JOSEPH A. GRUNDFEST Joseph A. Grundfest	Director of KKR Management LLC	February 24, 2014
/s/ JOHN. B. HESS John. B. Hess	Director of KKR Management LLC	February 24, 2014
/s/ DIETER RAMPL Dieter Rampl	Director of KKR Management LLC	February 20, 2014
/s/ PATRICIA F. RUSSO Patricia F. Russo	Director of KKR Management LLC	February 24, 2014

Signature	Title	Date

/s/ THOMAS M. SCHOEWE Thomas M. Schoewe	Director of KKR Management LLC	February 24, 2014
/s/ ROBERT W. SCULLY Robert W. Scully	Director of KKR Management LLC	February 24, 2014
/s/ WILLIAM J. JANETSCHEK William J. Janetschek	Chief Financial Officer (principal financial and accounting officer) of KKR Management LLC	February 24, 2014

EXHIBIT INDEX

Exhibit Index
2.1	Amended and Restated Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).
2.2
Amended and Restated Investment Agreement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).
2.3
Merger Agreement, dated as of December 16, 2013, among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC, a Delaware limited liability company and KKR Financial Holdings LLC (incorporated by reference to Exhibit 2.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on December 17, 2013).
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

Exhibit Index
4.7		Form of 5.500% Senior Note due 2043 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).
4.8		Registration Rights Agreement of KKR & Co. L.P. dated as of February 19, 2014, by and among KKR & Co. L.P. and the other persons listed on the signature pages thereto.
10.1		Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Registration Statement).
10.2		Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. (incorporated by reference to Exhibit 10.2 of the Registration Statement).
10.3
Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the person from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.4	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement filed on June 3, 2010).
10.5		Tax Receivable Agreement (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.6		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).
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

Exhibit Index
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.

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