Form 10-Q
period 2014-03-31
KKR & Co. L.P.
filed 2014-05-07
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2014, there were 408,004,049 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended March 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the expected synergies from the acquisition of KKR Financial Holdings LLC and Avoca Capital and its affiliates may constitute forward-looking statements that are subject to the risk that the benefits and anticipated synergies from such transactions are not realized and in the case of KFN, the impact on our distribution policy. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 24, 2014, and in this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

In this report, the term “GAAP” refers to accounting principles generally accepted in the United States of America.

In this report, references to “KKR,” “we,” “us,” “our” and “our partnership” refer to KKR & Co. L.P. and its consolidated subsidiaries. Prior to KKR & Co. L.P. becoming listed on the New York Stock Exchange (“NYSE”) on July 15, 2010, KKR Group Holdings L.P. (“Group Holdings”) consolidated the financial results of KKR Management Holdings L.P. and KKR Fund Holdings L.P. (together, the “KKR Group Partnerships”) and their consolidated subsidiaries. Each KKR Group Partnership has an identical number of partner interests and, when held together, one Class A partner interest in each of the KKR Group Partnerships together represents one KKR Group Partnership Unit.

References to “our Managing Partner” are to KKR Management LLC, which acts as our general partner and unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in KKR’s business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals in respect of the carried interest from KKR’s business as part of our “carry pool” and certain minority interests. References to our “principals” are to our senior employees and non employee operating consultants who hold interests in KKR’s business through KKR Holdings L.P., which we refer to as “KKR Holdings,” and references to our “senior principals” are to principals who also hold interests in our Managing Partner entitling them to vote for the election of its directors.

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

In this report, the term “total distributable earnings” is the sum of (i) fee related earnings, as defined below, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of its carry pool and (iii) net realized principal investment income; less (i) applicable local income taxes, if any, and (ii)

noncontrolling interests. We believe this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and also assess amounts available for distribution to KKR unitholders. However, total distributable earnings is not a measure that calculates actual distributions under KKR’s current distribution policy.

In this report, the term “assets under management,” or “AUM,” represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR’s capital raising activities and the overall activity in its investment funds.  KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s credit products; (iv) the value of outstanding collateralized loan obligations; and (v) the fair value of other assets managed by KKR.  KKR’s definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

In this report, the term “fee paying assets under management,” or “FPAUM,” represents only those assets under management from which KKR receives fees.  We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR’s capital raising activities and the overall activity in its investment funds, for only those funds, where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital).  FPAUM is the sum of all of the individual fee bases that are used to calculate KKR’s fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

In this report, the term “fee related earnings,” or “FRE”, is comprised of segment fees less segment expenses (other than certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income). This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

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

In this report, “syndicated capital” is generally the aggregate amount of capital in transactions originated by KKR investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee.  It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in committed dollars invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR’s Capital Markets and Principal Activities segment and across its investment platform.

You should note that our calculations of the financial measures described above and other financial measures may differ from the calculations of other investment managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. For important information regarding these and other financial measures, please see “Management’s Discussion and Analysis of Financial Condition & Results of Operations—Segment Operating and Performance Measures.”

References to “our funds” or “our vehicles” refer to investment funds, vehicles and/or accounts advised, sponsored or managed by one or more subsidiaries of KKR, unless context requires otherwise.

Unless otherwise indicated, references in this report to our fully exchanged and diluted common units outstanding, or to our common units outstanding on a fully exchanged and diluted basis, reflect (i) actual common units outstanding, (ii) common units into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) exchangeable equity securities issued in connection with the acquisition of Avoca Capital and (iv) common units issuable pursuant to any equity awards actually issued under the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our “Equity Incentive Plan,” but do not reflect common units available for issuance pursuant to our Equity Incentive Plan for which grants have not yet been made.

PART I—FINANCIAL INFORMATION

Item 1.                               Financial Statements (Unaudited).

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	March 31,	December 31,
	2014	2013

Assets
Cash and Cash Equivalents	$1,324,925	$1,306,383
Cash and Cash Equivalents Held at Consolidated Entities	917,051	440,808
Restricted Cash and Cash Equivalents	65,442	57,775
Investments	51,433,451	47,383,697
Due from Affiliates	161,317	143,908
Other Assets	2,500,480	2,094,630
Total Assets	$56,402,666	$51,427,201

Liabilities and Equity
Debt Obligations	$3,241,751	$1,908,606
Due to Affiliates	110,624	93,851
Accounts Payable, Accrued Expenses and Other Liabilities	3,502,084	2,839,926
Total Liabilities	6,854,459	4,842,383

Commitments and Contingencies

Redeemable Noncontrolling Interests	665,576	627,807

Equity
KKR & Co. L.P. Partners’ Capital (300,354,288 and 288,143,327 common units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	3,016,677	2,727,909
Accumulated Other Comprehensive Income (Loss)	(4,994)	(5,899)
Total KKR & Co. L.P. Partners’ Capital	3,011,683	2,722,010
Noncontrolling Interests	45,863,240	43,235,001
Appropriated Capital	7,708	—
Total Equity	48,882,631	45,957,011
Total Liabilities and Equity	$56,402,666	$51,427,201

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)

(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIE”) as of March 31, 2014 resulting from the acquisition of Avoca Capital during the three months ended March 31, 2014. The assets of consolidated collateralized loan obligation (“CLO”) vehicles are held solely as collateral to satisfy the obligations of the CLO entities. KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these CLO vehicles beyond KKR’s beneficial interest therein and management fees generated from the entities. The noteholders and other creditors of the CLO vehicles have no recourse to KKR’s general assets. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any ongoing financial support to the CLO vehicles.

March 31, 2014
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$119,461
Investments	1,210,965
Other Assets	35,932
Total Assets	$1,366,358

Liabilities
Debt Obligations	$1,152,790
Accounts Payable, Accrued Expenses and Other Liabilities	90,212
Total Liabilities	$1,243,002

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended March 31,
	2014	2013
Revenues
Fees	$302,926	$151,240

Expenses
Compensation and Benefits	331,038	331,121
Occupancy and Related Charges	15,408	14,521
General, Administrative and Other	126,725	93,688
Total Expenses	473,171	439,330

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,972,180	2,269,817
Dividend Income	96,704	39,469
Interest Income	161,960	109,369
Interest Expense	(34,731)	(23,023)
Total Investment Income (Loss)	2,196,113	2,395,632

Income (Loss) Before Taxes	2,025,868	2,107,542

Income Taxes	21,702	9,356

Net Income (Loss)	2,004,166	2,098,186
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	10,637	24,623
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,783,488	1,880,124

Net Income (Loss) Attributable to KKR & Co. L.P.	$210,041	$193,439

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.72	$0.75
Diluted	$0.65	$0.69
Weighted Average Common Units Outstanding
Basic	293,490,461	257,044,184
Diluted	325,104,229	282,042,521

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2014	2013

Net Income (Loss)	$2,004,166	$2,098,186

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	5,343	(1,243)

Comprehensive Income (Loss)	2,009,509	2,096,943

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	10,637	24,623
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,787,760	1,878,754

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$211,112	$193,566

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
			Accumulated
			Other				Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Appropriated	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Capital	Equity	Interests
Balance at January 1, 2013	253,363,691	$2,008,965	$(4,606)	$38,938,531	$—	$40,942,890	$462,564
Net Income (Loss)		193,439		1,880,124		2,073,563	24,623
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			127	(1,370)		(1,243)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	7,573,311	91,188	(173)	(91,015)		—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		1,997	42			2,039
Net Delivery of Common Units-Equity Incentive Plan	844,301	15,027				15,027
Equity Based Compensation		27,418		54,232		81,650
Capital Contributions				715,021		715,021	34,668
Capital Distributions		(177,355)		(2,392,513)		(2,569,868)	(4,021)
Balance at March 31, 2013	261,781,303	$2,160,679	$(4,610)	$39,103,010	$—	$41,259,079	$517,834

	KKR & Co. L.P.
			Accumulated
			Other				Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Appropriated	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Capital	Equity	Interests
Balance at January 1, 2014	288,143,327	$2,727,909	$(5,899)	$43,235,001	$—	$45,957,011	$627,807
Net Income (Loss)		210,041		1,775,868	7,620	1,993,529	10,637
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			1,071	4,184	88	5,343
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	11,011,561	144,795	(274)	(144,521)		—
Deferred Tax Effects Resulting from Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units		4,508	108			4,616
Net Delivery of Common Units-Equity Incentive Plan	1,199,400	28,379				28,379
Equity Based Compensation		39,353		38,175		77,528
Equity Issued in Connection with Acquisitions				56,495		56,495
Capital Contributions				4,564,205		4,564,205	45,418
Capital Distributions		(138,308)		(3,666,167)		(3,804,475)	(18,286)
Balance at March 31, 2014	300,354,288	$3,016,677	$(4,994)	$45,863,240	$7,708	$48,882,631	$665,576

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net Income (Loss)	$2,004,166	$2,098,186
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	77,528	81,650
Net Realized (Gains) Losses on Investments	(750,627)	(966,246)
Change in Unrealized (Gains) Losses on Investments	(1,221,553)	(1,303,571)
Other Non-Cash Amounts	(16,433)	(23,963)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(325,902)	116,746
Change in Due from / to Affiliates	(12,768)	(28,465)
Change in Other Assets	(49,654)	246,337
Change in Accounts Payable, Accrued Expenses and Other Liabilities	402,910	207,586
Investments Purchased	(10,400,657)	(3,505,768)
Cash Proceeds from Sale of Investments	9,389,630	4,587,626
Net Cash Provided (Used) by Operating Activities	(903,360)	1,510,118

Investing Activities
Change in Restricted Cash and Cash Equivalents	(7,667)	61,720
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(1,888)	(1,283)
Cash Paid for Acquisitions, Net of Cash Acquired	(58,922)	—
Net Cash Provided (Used) by Investing Activities	(68,477)	60,437

Financing Activities
Distributions to Partners	(138,308)	(177,355)
Distributions to Redeemable Noncontrolling Interests	(18,286)	(4,021)
Contributions from Redeemable Noncontrolling Interests	45,418	34,668
Distributions to Noncontrolling Interests	(3,666,167)	(2,392,513)
Contributions from Noncontrolling Interests	4,564,205	715,021
Net Delivery of Common Units - Equity Incentive Plan	28,379	15,027
Proceeds from Debt Obligations	308,435	568,280
Repayment of Debt Obligations	(133,297)	(54,494)
Financing Costs Paid	—	(4,960)
Net Cash Provided (Used) by Financing Activities	990,379	(1,300,347)

Net Increase/(Decrease) in Cash and Cash Equivalents	18,542	270,208
Cash and Cash Equivalents, Beginning of Period	1,306,383	1,230,464
Cash and Cash Equivalents, End of Period	$1,324,925	$1,500,672

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$40,143	$23,190
Payments for Income Taxes	$7,656	$20,013
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$77,528	$81,650
Foreign Exchange Gains (Losses) and Translation on Debt Obligations	$(7,356)	$3,687
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$4,616	$2,039
Net Assets Acquired
Cash and Cash Equivalents Held at Consolidated Entities	$150,302	$—
Investments	$1,247,079	$—
Other Assets	$109,557	$—
Debt Obligations	$1,150,551	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$153,892	$—

See notes to condensed consolidated financial statements.

1. ORGANIZATION

KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries (“KKR”), is a leading global investment firm that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, credit and hedge funds. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world class people, and driving growth and value creation at the asset level. KKR invests its own capital alongside capital of the fund investors and brings opportunities to others through its capital markets business.

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR’s current and former principals through KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of March 31, 2014, KKR & Co. L.P. held approximately 43% of the KKR Group Partnership Units and KKR’s principals held approximately 57% of the KKR Group Partnership Units through KKR Holdings. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or KKR’s current and former principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in KKR’s Annual Report on Form 10-K for the year ended December 31, 2013, which include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of KKR’s management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds and certain other entities including certain consolidated CLOs. References in the accompanying financial statements to KKR’s “principals” are to KKR’s senior employees and non-employee operating consultants who hold interests in KKR’s business through KKR Holdings, including those principals who also hold interests in the Managing Partner entitling those principals to vote for the election of the Managing Partner’s directors (the “Senior Principals”).

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

Principles of Consolidation

The types of entities with which KKR is involved generally include (i) subsidiaries, including management companies, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have all the attributes of an investment company, like investment funds and (iii) CLOs. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.

Pursuant to its consolidation policy, KKR first considers whether an entity is considered a VIE and therefore whether to apply the consolidation guidance under the VIE model.  Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.

The consolidation rules were revised effective January 1, 2010 which had the effect of changing the criteria for determining whether a reporting entity is the primary beneficiary of a VIE.  However, the adoption of these new consolidation rules was indefinitely deferred (the “Deferral”) for a reporting entity’s interests in certain entities.  In particular, entities that have all the attributes of an investment company such as investment funds generally meet the conditions necessary for the Deferral. Entities that are securitization or asset-backed financing entities such as CLOs would generally not qualify for the Deferral. Accordingly, when making the assessment of whether an entity is a VIE, KKR considers whether the entity being assessed meets the conditions for the Deferral and therefore would be subject to the rules that existed prior to January 1, 2010.  Under both sets of rules, VIEs for which KKR is determined to be the primary beneficiary are consolidated.

An entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

With respect to VIEs such as KKR’s investment funds that qualify for the Deferral and therefore apply the previous consolidation rules, KKR is determined to be the primary beneficiary if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In cases where two or more KKR related parties hold a variable interest in a VIE, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then KKR is determined to be the primary beneficiary to the extent it is the party within the related party group that is most closely associated with the VIE.

Under the voting interest model, KKR consolidates those entities it controls through a majority voting interest or through other means, including those VOEs in which the general partner is presumed to have control. KKR does not consolidate those VOEs in which the presumption of control by the general partner has been overcome through either the granting of substantive rights to the unaffiliated fund investors to either dissolve the fund or remove the general partner (“kick-out rights”) or the granting of substantive participating rights.

The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE depends on the facts and circumstances surrounding each entity and therefore certain of KKR’s investment funds may qualify as VIEs whereas others may qualify as VOEs.

With respect to KKR’s consolidated funds that are not CLOs, KKR meets the criteria for the Deferral and therefore applies the consolidation rules that existed prior to January 1, 2010.  For these funds, KKR generally has operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As a result, a fund should be consolidated unless KKR has a nominal level of equity at risk. To the extent that KKR commits a nominal amount of equity to a given fund and has no obligation to fund any future losses, the equity at risk to KKR is not considered substantive and the fund is typically considered a VIE. In these cases, the fund investors are generally deemed to be the primary beneficiaries, and KKR does not consolidate the fund. In cases when KKR’s equity at risk is deemed to be substantive, the fund is generally considered to be a VOE and KKR generally consolidates the fund under the VOE model.

With respect to CLOs, which are generally VIEs, the criteria for the Deferral are not met and therefore KKR applies the consolidation rules issued on January 1, 2010.  In its role as collateral manager, KKR generally has the power to direct the activities of the CLO entities that most significantly impact the economic performance of the entity.  In some, but not all cases, KKR, through both its residual interest in the CLO and the potential to earn an incentive fee, may have variable interests that represent an obligation to absorb losses of, or a right to receive benefits from, the CLO that could potentially be significant to KKR.  In cases where KKR has both (a) the power to direct the activities of the CLO that most significantly impact the CLOs economic performance and (b) the obligation to absorb losses of the CLO or the right to receive benefits from the CLO that could potentially be significant to the CLO, KKR consolidates the CLO.

Certain of KKR’s funds and CLOs are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds and vehicles. KKR’s financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and vehicles on a gross basis, and the majority of the economic interests in those funds, which are held by fund investors or other third parties, are attributed to noncontrolling interests or appropriated capital in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds and entities are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by noncontrolling interests, KKR’s attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners’ capital.

KKR’s funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments, including investments in portfolio companies, even if majority-owned and controlled. Rather, the consolidated funds and vehicles reflect their investments at fair value as described below in “Fair Value Measurements”. All intercompany transactions and balances have been eliminated.

Variable Interest Entities — Collateralized Loan Obligations (“CLOs”)

For the assets and liabilities of the consolidated CLO vehicles, KKR has elected the fair value option. KKR accounts for the difference between the fair value of the assets and the fair value of the liabilities of the consolidated CLOs in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. This amount is attributed to KKR and third party interest holders based on each beneficial holder’s residual interest in the consolidated CLO vehicles. The amount attributed to third party interest holders is reflected in the condensed consolidated statements of operations in Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital and in the condensed consolidated statements of financial condition in Appropriated Capital within Equity. The amount is recorded as appropriated capital since the other holders of the CLOs’ beneficial interests, not KKR, will receive the benefits or absorb the losses associated with their proportionate share of the CLOs’ assets and liabilities.

Business Combinations

Acquisitions are accounted for using the acquisition method of accounting. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the estimated fair values at the acquisition date. Transaction costs are expensed as incurred.

Intangible Assets

Intangible assets consist primarily of contractual rights to earn future fee income, including management and incentive fees, and are recorded in Other Assets in the accompanying condensed consolidated statements of financial condition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and amortization expense is included within General, Administrative and Other in the accompanying condensed consolidated statements of operations. Intangible assets are reviewed for impairment when circumstances indicate an impairment may exist. KKR does not have any indefinite-lived intangible assets.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in connection with an acquisition. Goodwill is assessed for impairment annually or more frequently if circumstances indicate impairment may have occurred. Goodwill is recorded in Other Assets in the accompanying condensed consolidated statements of financial condition.

Redeemable Noncontrolling Interests

Redeemable Noncontrolling Interests represent noncontrolling interests of certain investment vehicles and funds that are subject to periodic redemption by fund investors following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Fund investors interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests in the accompanying condensed consolidated statements of financial condition and presented as Net Income (Loss) attributable to Redeemable Noncontrolling Interests in the accompanying condensed consolidated statements of operations.

When redeemable amounts become legally payable to fund investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the accompanying condensed consolidated statements of financial condition. For all consolidated investment vehicles and funds in which redemption rights have not been granted, noncontrolling interests are presented within Equity in the accompanying condensed consolidated statements of financial condition as Noncontrolling Interests.

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

(v)                                 third parties in KKR’s capital markets business; and

(vi)                              exchangeable equity securities representing ownership interests in a subsidiary of a KKR Group Partnership issued in connection with the acquisition of Avoca.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2014	2013
Balance at the beginning of the period	$5,116,761	$4,981,864
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	300,814	334,112
Other comprehensive income (loss), net of tax (b)	2,469	(1,320)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(144,521)	(91,015)
Equity based compensation	35,150	54,232
Capital contributions	460	471
Capital distributions	(192,642)	(327,430)
Balance at the end of the period	$5,118,491	$4,950,914

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

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$2,004,166	$2,098,186
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	10,637	24,623
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities and appropriated capital	1,482,674	1,546,012
Plus: Income taxes attributable to KKR Management Holdings Corp.	10,947	6,659
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$521,802	$534,210

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$300,814	$334,112

Investments

Investments consist primarily of private equity, real assets, credit, investments of consolidated CLOs, equity method and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, “Investments.”

The following describes the types of securities held within each investment class.

Private Equity —Consists primarily of equity investments in operating businesses.

Real Assets —Consists primarily of investments in (i) oil and natural gas properties (“energy”), (ii) infrastructure assets, and (iii) residential and commercial real estate assets and businesses (“real estate”).

Credit —Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in unconsolidated CLOs.

Investments of Consolidated CLOs — Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLO vehicles.

Equity Method —Consists primarily of investments in which KKR has significant influence, including investments in unconsolidated investment funds.

Other —Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit, investments of consolidated CLOs or equity method investments.

Equity Method

Equity method investments include (i) certain investments in private equity funds, real assets funds, funds of hedge funds, and credit funds which are not consolidated and (ii) certain investments in operating companies in which KKR is deemed to exert significant influence. Under the equity method of accounting, KKR’s share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Because the underlying investments of unconsolidated investment funds are reported at fair value, the carrying value of these equity method investments representing KKR’s interests in unconsolidated funds approximates fair value. The carrying value of equity method investments in certain operating companies, which KKR is determined to exert significant influence, is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR’s respective ownership percentage, less distributions. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these investments.

Fair Value Measurements

Investments and other financial instruments are measured and carried at fair value. The majority of investments and other financial instruments are held by the consolidated funds and vehicles. KKR’s funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. KKR has retained the specialized accounting for the consolidated funds and vehicles in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments held by KKR’s funds are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations.

For investments and other financial instruments that are not held in a consolidated fund or vehicle, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated funds and vehicles. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodologies applied to investments and other financial instruments that are held in consolidated funds and vehicles. In addition, KKR has elected the fair value option for the investments and debt obligations of the consolidated CLO vehicles.

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the condensed consolidated statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Fixed Assets and contingent consideration is presented in Note 7, “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities”. Further information on Goodwill and Intangible Assets is presented in Note 15 “Goodwill and Intangible Assets.” KKR’s debt obligations, except for KKR’s 2020 and 2043 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. Further information on KKR’s 2020 and 2043 Senior Notes are presented in Note 9, “Debt Obligations.” The fair values for KKR’s 2020 and 2043 Senior Notes were derived using Level II inputs similar to those utilized in valuing credit investments.

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 82% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

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

CLO Debt Obligations: The senior secured and subordinated notes of the consolidated CLOs are valued based on dealer quotes and in situations where third party quotes are unavailable, a discounted cash flow analysis. When discounted cash flow analyses are utilized, the significant unobservable inputs used in the fair value measurement of the senior secured and subordinated notes include the discount rate, default rate and recovery rates applied in the valuation models.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit (including investments held by consolidated CLOs) and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams for energy, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for at least a majority of such investments. For most investments classified as Level III in Public Markets, in general, an independent valuation firm is engaged by KKR to provide third party valuations, or ranges of valuations from which KKR’s investment professionals select a preliminary valuation, or an independent valuation firm is engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations. All preliminary valuations in Private Markets and Public Markets are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm’s management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

Fees

Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, CLOs and other vehicles and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, and (iv) consulting and other fees earned by consolidated entities from providing advisory and other services.

For the three months ended March 31, 2014 and 2013, respectively, fees consisted of the following:

	Three Months Ended March 31,
	2014	2013
Transaction Fees	$155,154	$38,425
Management Fees	50,185	41,024
Monitoring Fees	52,349	38,648
Consulting and Other Fees	28,132	14,313
Incentive Fees	17,106	18,830
Total Fees	$302,926	$151,240

Substantially all fees presented in the table above are earned from affiliates.

Recently Issued Accounting Pronouncements

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters,” which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. This guidance was effective as of January 1, 2014. The adoption of this guidance did not have a material impact on KKR’s financial statements for the three months ended March 31, 2014.

Amendments to Investment Company Scope, Measurement, and Disclosures

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies Topic 946 (“ASU 2013-08”) which amends the scope, measurement, and disclosure requirements for investment companies. ASU 2013-08 (i) amends the criteria for an entity to qualify as an investment company, (ii) requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and (iii) introduces new disclosures. This guidance was effective as of January 1, 2014. The adoption of this guidance did not have a material impact on KKR’s financial statements for the three months ended March 31, 2014.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$635,069	$1,045,459	$891,927	$1,015,800
Credit and Other (a)	157,389	130,886	92,632	19,044
Investments of Consolidated CLOs (a)	(225)	16,450	—	—
Real Assets (a)	2,655	(10,353)	—	35,735
Equity Method (a)	2,391	3,959	4,919	22,610
Foreign Exchange Forward Contracts (b)	(8,454)	8,646	15,743	206,871
Foreign Currency Options (b)	15	637	—	5,606
Securities Sold Short (b)	(16,013)	23,989	(23,272)	(10,771)
Other Derivatives	(18,009)	5,161	(13,517)	4,066
Foreign Exchange Gains (Losses) (c)	(4,191)	(3,281)	(2,186)	4,610
Total Net Gains (Losses) from Investment Activities	$750,627	$1,221,553	$966,246	$1,303,571

(a)         See Note 4 “Investments.”

(b)         See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)          Foreign Exchange Gains (Losses) includes foreign exchange gains (losses) on debt obligations, cash and cash equivalents, and cash and cash equivalents held at consolidated entities.

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Private Equity	$38,236,975	$36,875,693	$27,507,672	$27,191,849
Credit	5,427,704	5,023,253	5,253,919	4,841,913
Investments of Consolidated CLOs	1,210,965	—	1,205,890	—
Real Assets	3,837,457	3,353,605	5,862,117	5,367,912
Equity Method	530,790	546,422	306,919	310,709
Other	2,189,560	1,584,724	1,951,812	1,485,417
Total Investments	$51,433,451	$47,383,697	$42,088,329	$39,197,800

As of March 31, 2014 and December 31, 2013, investments which represented greater than 5% of total investments consisted of Alliance Boots GmbH of $4.8 billion and $4.6 billion, respectively. In addition, as of March 31, 2014 and December 31, 2013, investments totaling $4.6 billion and $3.3 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 9 “Debt Obligations.”

The following table represents private equity investments by industry as of March 31, 2014 and December 31, 2013, respectively:

	Fair Value
	March 31, 2014	December 31, 2013
Health Care	$8,955,650	$8,480,933
Technology	5,112,401	5,192,488
Retail	4,976,175	4,582,846
Manufacturing	4,300,833	4,459,220
Consumer Products	3,958,660	3,795,851
Financial Services	3,941,432	3,714,657
Other	6,991,824	6,649,698
	$38,236,975	$36,875,693

In the table above, other investments represent private equity investments in the following industries: Education, Forestry, Media, Services, Telecommunications, Transportation, Hotel/Leisure and Recycling. None of these industries represents more than 10% of total private equity investments as of March 31, 2014.

The majority of the securities underlying private equity investments represent equity securities. As of March 31, 2014 and December 31, 2013, the fair value of investments that were other than equity securities amounted to $539.7 million and $548.5 million, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s assets and liabilities reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of March 31, 2014 and December 31, 2013 including those investments, other financial instruments and debt obligations of consolidated CLOs for which the fair value option has been elected. Equity Method Investments have been excluded from the tables below.

Assets, at fair value:

	March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$6,820,925	$539,721	$30,876,329	$38,236,975
Credit	—	3,110,338	2,317,366	5,427,704
Investments of Consolidated CLOs	—	1,210,965	—	1,210,965
Real Assets	56,529	—	3,780,928	3,837,457
Other	982,309	428,613	778,638	2,189,560
Total	7,859,763	5,289,637	37,753,261	50,902,661

Foreign Exchange Forward Contracts	—	96,959	—	96,959
Foreign Currency Options	—	4,375	—	4,375
Other Derivatives	—	8,325		8,325
Total Assets	$7,859,763	$5,399,296	$37,753,261	$51,012,320

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$7,244,643	$548,545	$29,082,505	$36,875,693
Credit	—	3,078,789	1,944,464	5,023,253
Investments of Consolidated CLOs	—	—	—	—
Real Assets	52,931	—	3,300,674	3,353,605
Other	943,976	292,262	348,486	1,584,724
Total	8,241,550	3,919,596	34,676,129	46,837,275

Foreign Exchange Forward Contracts	—	85,750	—	85,750
Foreign Currency Options	—	3,340	—	3,340
Other Derivatives	—	5,080	—	5,080
Total Assets	$8,241,550	$4,013,766	$34,676,129	$46,931,445

Liabilities, at fair value:

	March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$939,376	$57,063	$—	$996,439
Foreign Currency Options	—	4,989	—	4,989
Foreign Exchange Forward Contracts	—	412,754	—	412,754
Unfunded Revolver Commitments	—	1,587	—	1,587
Debt Obligations of Consolidated CLOs	—	—	1,152,790	1,152,790
Other Derivatives	—	18,296	—	18,296
Total Liabilities	$939,376	$494,689	$1,152,790	$2,586,855

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$624,653	$51,491	$—	$676,144
Foreign Currency Options	—	4,591	—	4,591
Foreign Exchange Forward Contracts	—	410,191	—	410,191
Unfunded Revolver Commitments	—	1,902	—	1,902
Debt Obligations of Consolidated CLOs	—	—	—	—
Other Derivatives	—	14,177	—	14,177
Total Liabilities	$624,653	$482,352	$—	$1,107,005

The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2014 and 2013, respectively:

	For the Three Months Ended March 31, 2014
	Level III Assets					Level III Liabilities
	Private Equity	Credit	Real Assets	Other	Total Level III Investments	Debt Obligations of Consolidated CLOs

Balance, Beginning of Period	$29,082,505	$1,944,464	$3,300,674	$348,486	$34,676,129	$—
Acquisition	—	—	—	—	—	1,150,551
Transfers In (1)	—	—	—	—	—	—
Transfers Out (2)	(1,258,584)	—	—	—	(1,258,584)	—
Purchases	2,122,439	453,205	496,219	406,465	3,478,328	—
Sales	(24,131)	(134,166)	(4,669)	(19,207)	(182,173)	—
Settlements	—	15,720	—	—	15,720	—
Net Realized Gains (Losses)	(695,318)	28,734	2,655	176	(663,753)	—
Net Unrealized Gains (Losses)	1,649,418	9,409	(13,951)	42,718	1,687,594	2,239
Balance, End of Period	$30,876,329	$2,317,366	$3,780,928	$778,638	$37,753,261	$1,152,790

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$954,100	$38,032	$(13,951)	$43,665	$1,021,846	$2,239

	Three Months Ended March 31, 2013
	Level III Assets					Level III Liabilities
	Private Equity	Credit	Real Assets	Other	Total Level III Investments	Debt Obligations of Consolidated CLOs

Balance, Beginning of Period	$25,734,400	$1,587,046	$1,775,683	$239,230	$29,336,359	$—
Transfers In (1)	—	8,936	—	—	8,936	—
Transfers Out (2)	—	(78,227)	—	(19,264)	(97,491)	—
Purchases	335,111	131,818	184,477	6,827	658,233	—
Sales	—	(203,732)	—	(17,051)	(220,783)	—
Settlements	—	27,945	—	—	27,945	—
Net Realized Gains (Losses)	—	5,369	—	6,944	12,313	—
Net Unrealized Gains (Losses)	603,744	(35,661)	35,810	11,946	615,839	—
Balance, End of Period	$26,673,255	$1,443,494	$1,995,970	$228,632	$30,341,351	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$603,744	$(26,661)	$35,810	$11,946	$624,839	$—

(1)                        The Transfers In noted in the tables above for credit investments are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

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

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There was one transfer between Level I and Level II for private equity investments during the three months ended March 31, 2014 attributable to a portfolio company that is now valued using its publicly traded market price. There were no transfers between Level I and Level II during the three months ended March 31, 2013.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured at fair value and categorized within Level III as of March 31, 2014:

								Impact to Valuation
	Fair Value		Valuation		Weighted			from an
	March 31, 2014		Methodologies	Unobservable Input(s) (1)	Average (2)		Range	Increase in Input (3)

Private Equity Investments	$30,876,329

Healthcare	$7,304,191		Inputs to both market comparable	Illiquidity Discount	7%		5% - 15%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%		50% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	50%		50% - 50%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11	x	10x - 14x	Increase
				Enterprise Value/Forward EBITDA Multiple	10	x	10x - 12x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	10%		9% - 13%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11	x	9x - 12x	Increase

Technology	$4,170,652		Inputs to both market comparable	Illiquidity Discount	11%		5% - 20%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%		50% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	50%		50% - 50%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	12	x	5x - 14x	Increase
				Enterprise Value/Forward EBITDA Multiple	11	x	6x - 13x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%		9% - 14%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9	x	6x - 11x	Increase

Retail	$3,982,083		Inputs to both market comparable	Illiquidity Discount	8%		5% - 20%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	50%		0% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	50%		50% -100%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	12	x	8x - 13x(6)	Increase
				Enterprise Value/Forward EBITDA Multiple	10	x	7x - 11x(6)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%		9% - 23%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8	x	6x - 9x	Increase

Consumer Products	$3,888,266		Inputs to both market comparable	Illiquidity Discount	11%		10% - 15%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	49%		0% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	51%		50% - 100%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	13	x	8x - 18x	Increase
				Enterprise Value/Forward EBITDA Multiple	12	x	8x - 16x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	13%		10% - 26%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9	x	6x - 12x	Increase

Financial Services	$3,378,399		Inputs to both market comparable	Illiquidity Discount	10%		10% - 15%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	53%		50% - 100%	(4)
				Weight Ascribed to Discounted Cash Flow	47%		0% - 50%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	12	x	11x - 13x	Increase
				Enterprise Value/Forward EBITDA Multiple	11	x	10x - 11x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	10%		9% - 10%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10	x	10x - 11x	Increase

Other	$8,152,738		Inputs to both market comparable	Illiquidity Discount	11%		10% -20%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	47%		0% - 67%	(4)
				Weight Ascribed to Discounted Cash Flow	53%		33% - 100%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11	x	6x - 17x	Increase
				Enterprise Value/Forward EBITDA Multiple	10	x	6x - 14x	Increase
				Control Premium	3%		0% - 20%(7)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	12%		9% - 21%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10	x	5x - 12x	Increase

Real Assets	$3,780,928

Energy/Infrastructure	$2,945,623		Discounted cash flow	Weighted Average Cost of Capital	11%		6% - 19%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8	x	7x - 10x	Increase

Real Estate	$835,305		Inputs to direct income capitalization	Weight Ascribed to Direct Income Capitalization	15%		0% - 100%	(9)
			and discounted cash flow	Weight Ascribed to Discounted Cash Flow	85%		0% - 100%	(5)

			Direct Income Capitalization	Current Capitalization Rate	7%		6% - 9%	Decrease

			Discounted cash flow	Unlevered Discount Rate	11%		9% - 24%	Decrease

Credit Investments	$2,317,366	(8)	Yield Analysis	Yield	10%		5% - 19%	Decrease
				Net Leverage	5	x	2x - 15x	Decrease
				EBITDA Multiple	9	x	5x - 14x	Increase

In the table above, Other Investments, within private equity investments, represents the following industries: Education, Forestry, Media, Services, Telecommunications, Transportation, Hotels/Leisure, Manufacturing and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of March 31, 2014.

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

(6)                 Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 22.5x and 18.7x, respectively. The exclusion of this investment does not impact the weighted average.

(7)                 Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(8)                 Amounts include $25.9 million of investments that were valued using dealer quotes or third party valuation firms.

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

The table above excludes Other Investments in the amount of $778.6 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.  In addition, the table above also excludes CLO Debt Obligations in the amount of $1.2 billion that were valued using dealer quotes.

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

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three months ended March 31, 2014 and 2013, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013

Net Income (Loss) Attributable to KKR & Co. L.P.	$210,041	$193,439

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	293,490,461	257,044,184
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.72	$0.75

Diluted Net Income (Loss) Per Common Unit (a)
Weighted Average Common Units Outstanding - Basic	293,490,461	257,044,184
Weighted Average Unvested Common Units	29,379,509	24,998,337
Weighted Average Exchangeable Equity Securities	2,234,259	—
Weighted Average Common Units Outstanding - Diluted	325,104,229	282,042,521
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.65	$0.69

(a) Diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit includes unvested equity awards that have been granted under the Equity Incentive Plan as well as exchangeable equity securities issued in connection with the acquisition of Avoca. Vesting or exchanges of these equity interests dilute KKR and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR Group Partnerships.

For the three months ended March 31, 2014 and 2013, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would proportionally increase KKR & Co. L.P.’s interests in the KKR Group Partnerships and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits KKR & Co. L.P. is assumed to receive upon the exchange.

	Three Months Ended
	March 31, 2014	March 31, 2013

Weighted Average KKR Holdings Units Outstanding	399,474,991	429,187,360

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	March 31, 2014	December 31, 2013
Due from Broker (a)	$812,476	$720,245
Interest, Dividend and Notes Receivable (b)	361,440	380,099
Unsettled Investment Sales (c)	273,342	85,097
Oil & Gas Assets, net	238,805	187,448
Intangible Assets, net (d)	237,501	177,545
Deferred Tax Assets, net	188,074	165,699
Foreign Exchange Forward Contracts (e)	96,959	85,750
Goodwill (d)	89,000	89,000
Fixed Assets, net (f)	80,206	80,565
Receivables	41,529	19,455
Deferred Financing Costs	20,967	22,773
Prepaid Expenses	11,601	9,846
Prepaid Taxes	11,189	26,901
Foreign Currency Options (g)	4,375	3,340
Other	33,016	40,867
	$2,500,480	$2,094,630

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

(d)                      See Note 15 “Goodwill and Intangible Assets.”

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

(f)                        Net of accumulated depreciation and amortization of $112,622 and $100,724 as of March 31, 2014 and December 31, 2013, respectively. Depreciation and amortization expense totaled $4,047 and $3,697 for the three months ended March 31, 2014 and 2013, respectively.

(g)                       Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at March 31, 2014 and December 31, 2013 was $2,332.

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2014	December 31, 2013
Amounts Payable to Carry Pool (a)	$1,115,917	$1,062,643
Securities Sold Short (b)	996,439	676,144
Unsettled Investment Purchases (c)	467,617	260,164
Foreign Exchange Forward Contracts (d)	412,754	410,191
Contingent Consideration Obligation (e)	134,300	122,800
Accounts Payable and Accrued Expenses	121,218	165,092
Accrued Compensation and Benefits	87,395	21,531
Due to Broker (f)	65,722	28,669
Deferred Rent and Income	39,955	28,029
Interest Payable	19,957	23,700
Taxes Payable	10,176	5,742
Foreign Currency Options (g)	4,989	4,591
Redemptions Payable	1,152	13,618
Other Liabilities	24,493	17,012
	$3,502,084	$2,839,926

(a)                      Represents the amount of carried interest payable to KKR’s principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)                      Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at March 31, 2014 and December 31, 2013 were $994,310 and $650,026, respectively.

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

(e)                       Represents the fair value of the contingent consideration related to the acquisition of Prisma which was derived using Level III inputs. This amount was determined based on the present value of a range of undiscounted cash flows of $0 to $155.0 million in each of 2014 and 2017 that considered, among other things probability, risk-weighting, and other adjustments that KKR has determined to be applicable.

(f)                        Represents amounts owed for securities transactions initiated at clearing brokers.

(g)                       Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign denominated investments. The instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at March 31, 2014 and December 31, 2013 was $0.

8. VARIABLE INTEREST ENTITIES

Consolidated VIEs

KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary. As a result of the acquisition of Avoca, KKR was determined to be the primary beneficiary of three CLO vehicles, which are deemed to be VIEs. In developing its conclusion that it is the primary beneficiary of the three CLO vehicles, KKR determined that it has more than an insignificant variable interest in these CLO vehicles by virtue of its residual interest in the CLO vehicles and, in certain cases, the presence of an incentive collateral management fee. These two variable interests expose KKR to a more than insignificant amount of the CLO vehicles’ variability relative to its anticipated economic performance. In addition, in KKR’s role as collateral manager of the three CLO vehicles, KKR has the power to direct the activities that most significantly impact the economic performance of the entities. In each case, KKR’s variable interests represent an obligation to absorb losses of or a right to receive benefits from the entity that could potentially be significant to the entity. In consideration of these factors, KKR concluded that it was the primary beneficiary of these three CLO vehicles for consolidation accounting purposes. The primary purpose of the CLO vehicles is to provide investment opportunities with the objective of generating current income for CLO investors in exchange for management and/or incentive based fees. The investment strategies of the CLO vehicles are similar and the fundamental risks of the CLO vehicles have similar characteristics, which include loss of invested capital and loss of management fees and/or incentive based fees. KKR does not provide performance guarantees and has no other financial obligation to provide funding to the consolidated CLO vehicles.

Non-consolidated VIEs

KKR holds variable interests in certain VIEs which are not consolidated as it is determined that KKR is not the primary beneficiary. VIEs that are not consolidated include (i) certain investment funds sponsored by KKR where the equity at risk to KKR is not considered substantive and (ii) certain CLO vehicles where KKR does not hold a variable interest that exposes KKR to a more than insignificant amount of the CLO vehicle’s variability.

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. Accordingly disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. KKR has not provided any financial support other than its obligated amount.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s ownership interests in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated management fees, for managing the collateral of the CLO vehicles. At March 31, 2014, combined assets under management in the pools of unconsolidated CLO vehicles were $3.9 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $5.5 million at March 31, 2014. CLO investors in CLO vehicles have no recourse against KKR for any losses sustained in the CLO structures.

As of March 31, 2014 and December 31, 2013, the maximum exposure to loss, before allocations to the carry pool, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2014	December 31, 2013
Investments	$227,519	$209,525
Due from Affiliates, net	10,233	5,105
Maximum Exposure to Loss	$237,752	$214,630

9. DEBT OBLIGATIONS

KKR borrows and enters into credit agreements and issues debt for its general operating and investment purposes and certain of its investment funds borrow to meet financing needs of their operating and investing activities. Investment financing facilities have been established for the benefit of selected KKR investment funds. In addition, consolidated CLO vehicles issue debt securities to third party investors which are collateralized by investments held by the CLO vehicle. When a KKR investment fund borrows from the facility in which it participates, the proceeds from the borrowings are strictly limited for its intended use by the borrowing investment fund. KKR’s obligations with respect to these financing arrangements are generally limited to KKR’s pro-rata equity interest in such funds. KKR’s management companies bear no obligation with respect to financing arrangements at KKR’s consolidated funds. Debt securities issued by CLO vehicles are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. As of March 31, 2014 and December 31, 2013, KKR’s borrowings consisted of the following:

	March 31, 2014				December 31, 2013
	Available	Carrying Value	Fair Value		Available	Carrying Value	Fair Value

2020 Senior Notes (a)	$—	$498,648	$579,000	(c)	$—	$498,596	$560,930	(c)
2043 Senior Notes (b)	—	494,502	524,000	(c)	—	494,454	468,200	(c)
Revolving Credit Facilities	1,250,000	—	—		1,250,000	—	—
Investment Financing Facilities (d)	323,600	1,095,811	1,095,811	(e)	531,231	915,556	915,556	(e)
Debt Obligations of Consolidated CLOs (f)	—	1,152,790	1,152,790		—	—	—
	$1,573,600	$3,241,751	$3,351,601		$1,781,231	$1,908,606	$1,944,686

(a)         $500 million aggregate principal amount of 6.375% senior notes due 2020.

(b)         $500 million aggregate principal amount of 5.500% senior notes due 2043.

(c)          Fair value is determined by third party broker quotes and these notes are classified as Level II within the fair value hierarchy.

(d)         Certain of KKR’s investment funds have entered into financing arrangements with major financial institutions, generally in connection with specific investments with the objective of enhancing returns or to provide liquidity to such investment funds. The weighted average interest rate is 3.00% and 3.09% as of March 31, 2014 and December 31, 2013, respectively.  The weighted average years to maturity is 2.3 years as of March 31, 2014 and December 31, 2013.

(e)          Carrying amounts approximate fair value given the investment financing facilities’ interest rates are variable.

(f)           Represents borrowings due to the holders of debt securities issued by CLO vehicles consolidated by KKR and are carried at fair value.  These debt obligations are classified as Level III within the fair value hierarchy.  See Note 5 “Fair Value Measurements.”

As of March 31, 2014, debt obligations of consolidated CLOs consisted of the following:

	March 31, 2014
	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years

Senior Secured Notes	$1,088,376	1.7%	10.3
Subordinated Notes	64,414	(a)	10.5
	$1,152,790

(a)         The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the consolidated CLO vehicles.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of March 31, 2014, the fair value of the consolidated CLO assets was $1.4 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

10. INCOME TAXES

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

The effective tax rate was 1.07% and 0.44% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate differs from the statutory rate for the three months ended March 31, 2014 and 2013, primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities, by third parties or by KKR Holdings, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain subsidiaries that are not subject to U.S. federal, state or local income taxes and/or non- U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three month period ended March 31, 2014, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

11. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	March 31,
	2014	2013
KKR Holdings Principal Awards	$10,222	$32,837
KKR Holdings Restricted Equity Units	110	1,463
Equity Incentive Plan Units	39,353	27,418
Other Exchangeable Securities	3,024	—
Discretionary Compensation	24,819	19,932
Total	$77,528	$81,650

KKR Holdings Equity Awards—Principal Awards

KKR principals and certain non-employee consultants and service providers received grants of KKR Holdings units (“Principal Awards”) which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of March 31, 2014, KKR Holdings owned approximately 56.7%, or 393,357,457, of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 393,357,457 KKR Holdings units have been legally allocated, but the allocation of 32,975,470 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

Principal Awards give rise to equity-based payment charges in the condensed consolidated statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. Equity-based payment expense on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units which currently ranges from 8% to 57%, multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management’s estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in the earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect.

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

As of March 31, 2014, there was approximately $38.0 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested Principal Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in Millions)
Remainder of 2014	28.5
2015	7.4
2016	1.9
2017	0.2
Total	38.0

A summary of the status of unvested Principal Awards from January 1, 2014 through March 31, 2014 is presented below:

		Weighted
		Average Grant
	Units	Date Fair Value
Balance, January 1, 2014	32,801,131	$7.13
Granted	98,066	18.91
Vested	—	—
Forfeited	(715,706)	6.82
Balance, March 31, 2014	32,183,491	$7.17

The weighted average remaining vesting period over which unvested units are expected to vest is 0.7 years.

The following table summarizes the remaining vesting tranches of Principal Awards:

Vesting Date	Units
April 1, 2014	1,188,559
October 1, 2014	25,893,662
April 1, 2015	1,194,603
October 1, 2015	2,298,825
April 1, 2016	97,950
October 1, 2016	1,338,077
April 1, 2017	45,522
October 1, 2017	111,293
April 1, 2018	15,000
32,183,491

KKR Holdings Equity Awards—Restricted Equity Units

Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel (“Holdings REU Awards”). These grants will be funded by KKR Holdings and will not dilute KKR’s interests in the KKR Group Partnerships. The vesting of these Holdings REU Awards occur in installments, generally over a three to five year period from the date of grant. Holdings REU Awards are measured and recognized on a basis similar to Principal Awards except that the fair value of a KKR & Co. L.P. common unit at the time of grant is not discounted for the lack of distribution participation rights since unvested units are generally entitled to distributions. The calculation assumes a forfeiture rate of up to 6% annually based upon expected turnover by class of professionals, support staff, and other personnel.

As of March 31, 2014, there was approximately $0.8 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in Millions)
Remainder of 2014	$0.6
2015	0.2
Total	$0.8

A summary of the status of unvested Holdings REU Awards from January 1, 2014 through March 31, 2014 is presented below:

		Weighted
		Average Grant
	Units	Date Fair Value
Balance, January 1, 2014	556,205	$12.19
Granted	—	—
Vested	—	—
Forfeited	(38,882)	10.45
Balance, March 31, 2014	517,323	$12.32

The weighted average remaining vesting period over which unvested Holdings REU Awards are expected to vest is 0.5 years.

A summary of the remaining vesting tranches of Holdings REU Awards is presented below:

Vesting Date	Units
April 1, 2014	142,352
October 1, 2014	235,953
April 1, 2015	116,285
October 1, 2015	22,733
517,323

KKR & Co. L.P. 2010 Equity Incentive Plan

Under the Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of March 31, 2014, equity awards relating to 42,569,114 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan and are subject to service based vesting, which vest generally over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these recipients are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which currently ranges from 8% to 57% multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management’s estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 6% annually based upon expected turnover by class of recipient.

As of March 31, 2014, there was approximately $263.5 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in Millions)
Remainder of 2014	$101.0
2015	97.2
2016	51.5
2017	11.3
2018	2.5
Total	$263.5

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2014 through March 31, 2014 is presented below:

		Weighted
		Average Grant
	Units	Date Fair Value
Balance, January 1, 2014	22,942,987	$10.05
Granted	7,594,356	18.77
Vested	(15,927)	8.77
Forfeited	(460,928)	11.10
Balance, March 31, 2014	30,060,488	$12.24

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.4 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2014	4,601,658
October 1, 2014	5,606,278
April 1, 2015	5,549,514
October 1, 2015	4,669,781
April 1, 2016	3,408,579
October 1, 2016	3,471,498
April 1, 2017	1,245,405
October 1, 2017	684,512
April 1, 2018	6,917
October 1, 2018	816,346
30,060,488

Other Exchangeable Securities

In connection with the acquisition of Avoca, KKR issued 2,545,602 equity securities of a subsidiary of a KKR Group Partnership which are exchangeable into common units of KKR & Co. L.P. on a one-for-one basis once vested (“Other Exchangeable Securities”). The unvested Other Exchangeable Securities are subject to time based vesting (generally over a three-year period from the date of issuance), and are generally subject to minimum retained ownership requirements, and in certain cases, transfer restrictions. Consistent with grants of KKR Holdings awards and grants made under the KKR Equity Incentive Plan, holders of Other Exchangeable Securities are not entitled to receive distributions while unvested.

The fair value of Other Exchangeable Securities is based on the closing price of KKR & Co. L.P. common units on the date of grant. KKR determined this to be the best evidence of fair value as a KKR & Co. L.P. common unit is traded in an active market and has an observable market price. Additionally, Other Exchangeable Securities are instruments with terms and conditions similar to those of a KKR & Co. L.P. common unit. Specifically, these Other Exchangeable Securities are subject to vesting, minimum retained ownership requirements and transfer restrictions referenced above, and Other Exchangeable Securities are exchangeable into KKR & Co. L.P. common units on a one-for-one basis upon vesting.

Expense associated with the vesting of these Other Exchangeable Securities is based on the closing price of a KKR & Co. L.P. common unit on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested Other Exchangeable Securities, which currently ranges from 8% to 57% multiplied by the number of unvested Other Exchangeable Securities on the issuance date. The discount range was based on management’s estimates of future distributions that unvested Other Exchangeable Securities will not be entitled to receive between the issuance date and the vesting date. Therefore, Other Exchangeable Securities that vest in earlier periods have a lower discount as compared to Other Exchangeable Securities that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the issuance date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the security and assumes a forfeiture rate of up to 6% annually based upon expected turnover by class of recipient.

As of March 31, 2014, there was approximately $44.4 million of estimated unrecognized expense related to unvested Other Exchangeable Securities.  That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in Millions)
Remainder of 2014	$19.3
2015	15.2
2016	9.9
Total	$44.4

A summary of the status of unvested Other Exchangeable Securities from January 1, 2014 through March 31, 2014 is presented below:

		Weighted
		Average Grant
	Units	Date Fair Value
Balance, January 1, 2014	—	$—
Granted	2,545,602	19.67
Vested	—	—
Forfeited	—	—
Balance, March 31, 2014	2,545,602	$19.67

The weighted average remaining vesting period over which unvested Other Exchangeable Securities are expected to vest is 1.5 years.  The following table summarizes the remaining vesting tranches of Other Exchangeable Securities:

Vesting Date	Units
October 1, 2014	848,534
October 1, 2015	848,534
October 1, 2016	848,534
2,545,602

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

12. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	March 31, 2014	December 31, 2013
Due from Related Entities	$94,458	$98,793
Due from Portfolio Companies	66,859	45,115
Due from Affiliates	$161,317	$143,908

	March 31, 2014	December 31, 2013
Due to KKR Holdings in Connection with the Tax Receivable Agreement	$101,970	$89,797
Due to Related Entities	8,654	4,054
Due to Affiliates	$110,624	$93,851

KFN

KFN is a publicly traded specialty finance company whose limited liability company interests are listed on the NYSE under the symbol “KFN.” KFN is managed by KKR but is not consolidated by KKR as of March 31, 2014. KFN was organized in August 2004 and completed its initial public offering on June 24, 2005. As of March 31, 2014 and December 31, 2013, KFN had consolidated assets of $9.2 billion and $8.7 billion, respectively, and shareholders’ equity of $2.6 billion and $2.5 billion, respectively. Shares of KFN held by KKR represented less than 1.0% of KFN’s outstanding shares as of March 31, 2014 and December 31, 2013. If KKR were to exercise all of its outstanding vested options, KKR’s ownership interest in KFN would be less than 1% of KFN’s outstanding shares as of March 31, 2014 and 2013. On April 30, 2014, KKR, affiliates of KKR and KFN completed the merger entered into under an Agreement and Plan of Merger, pursuant to which KFN became a subsidiary of KKR.  See Note 18 “Subsequent Events.”

13. SEGMENT REPORTING

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

Public Markets

Through the Public Markets segment, KKR operates its credit and hedge funds businesses. KKR’s credit business is managed by KKR Asset Management, LLC, or KAM, an SEC registered investment adviser, and Avoca, a leading European credit investment manager that KKR acquired on February 19, 2014. KAM and Avoca advise funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act of 1940, including a business development company (“BDC”), which invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds and (ii) alternative credit strategies such as mezzanine investments, special situations investments, direct lending investments and long/short credit. In addition to KKR’s credit business, KKR has a hedge funds business that offers a variety of investment strategies managed by KAM and Prisma Capital Partners LP, or KKR Prisma, an SEC registered investment adviser. This business offers customized hedge fund portfolios, hedge fund-of-fund solutions and a long/short equity strategy.

Capital Markets and Principal Activities

The Capital Markets and Principal Activities segment combines KKR’s principal assets with its global capital markets business. KKR’s capital markets business supports the firm, portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When KKR underwrites an offering of securities or a loan on a firm commitment basis, KKR commits to buy and sell an issue of securities or indebtedness and generates revenue by purchasing the securities or indebtedness at a discount or for a fee. When KKR acts in an agency capacity, KKR generates revenue for arranging financing or placing securities or debt with capital markets investors. KKR’s principal assets, which include investments in KKR’s investment funds and co-investments in certain portfolio companies of such funds and CLOs, provide KKR with a significant source of capital to further grow and expand its business, increase participation in KKR’s existing portfolio of businesses and further aligns KKR’s interests with those of KKR’s fund investors and other stakeholders.

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

Fee Related Earnings (“FRE”)

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

Economic Net Income (“ENI”)

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

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended March 31, 2014:

	As of and for the Three Months Ended March 31, 2014
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$123,039	$72,354	$—	$195,393
Incentive fees	—	17,019	—	17,019
Management and incentive fees	123,039	89,373	—	212,412

Monitoring and transaction fees:
Monitoring fees	36,363	—	—	36,363
Transaction fees	93,020	6,022	64,474	163,516
Fee credits (1)	(80,338)	(4,330)	—	(84,668)
Net monitoring and transaction fees	49,045	1,692	64,474	115,211
Total fees	172,084	91,065	64,474	327,623

Expenses
Compensation and benefits	66,898	26,745	15,272	108,915
Occupancy and related charges	11,560	2,172	457	14,189
Other operating expenses	40,059	8,507	4,235	52,801
Total expenses	118,517	37,424	19,964	175,905
Fee related earnings	53,567	53,641	44,510	151,718

Investment income (loss)
Realized carried interest	168,800	24,750	—	193,550
Unrealized carried interest	149,095	(129)	—	148,966
Gross carried interest	317,895	24,621	—	342,516
Less: Allocation to KKR carry pool (2)	(126,263)	(9,847)	—	(136,110)
Less: Management fee refunds (3)	(3,319)	—	—	(3,319)
Net carried interest	188,313	14,774	—	203,087
Realized other investment income (loss)	—	—	192,892	192,892
Unrealized other investment income (loss)	(221)	16	85,964	85,759
Total other investment income (loss)	(221)	16	278,856	278,651
Total investment income (loss)	188,092	14,790	278,856	481,738

Income (loss) before noncontrolling interests in income of consolidated entities	241,659	68,431	323,366	633,456
Income (loss) attributable to noncontrolling interests (4)	515	522	2,165	3,202

Economic net income (loss)	$241,144	$67,909	$321,201	$630,254

Total Assets	$1,801,059	$495,011	$7,196,198	$9,492,268

Book Value	$1,628,786	$450,046	$6,066,930	$8,145,762

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

(3)                                 Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of March 31, 2014, carried interest earned was sufficient to cover 20% of the cash management fees earned. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)                                 Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s capital markets and principal activities segment.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended March 31, 2014:

	As of and for the Three Months Ended March 31, 2014
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$327,623	$(24,697)	$302,926
Expenses(b)	$175,905	$297,266	$473,171
Investment income (loss)(c)	$481,738	$1,714,375	$2,196,113
Income (loss) before taxes	$633,456	$1,392,412	$2,025,868
Income (loss) attributable to redeemable noncontrolling interests	$—	$10,637	$10,637
Income (loss) attributable to noncontrolling interests and appropriated capital	$3,202	$1,780,286	$1,783,488
Total Assets(d)	$9,492,268	$46,910,398	$56,402,666
Book Value (e)	$8,145,762	$(5,134,079)	$3,011,683

(a)                                 The fees adjustment primarily represents (i) the elimination of management fees of $145,208 upon consolidation of KKR’s investment funds, (ii) the elimination of Fee Credits of $80,092 upon consolidation of the KKR’s investment funds, (iii) inclusion of reimbursable expenses of $15,986 and (iv) other adjustments of $24,433.

(b)                                 The expenses adjustment primarily represents (i) the inclusion of equity based charges which amounted to $77,528, (ii) allocations to the carry pool of $136,110, (iii) inclusion of reimbursable expenses of $18,912, (iv) operating expenses of $41,413 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and other entities and, (v) other adjustments of $23,303.

(c)                                  The investment income (loss) adjustment primarily represents (i) the inclusion of net investment income of $1,574,946 attributable to noncontrolling interests and appropriated capital upon consolidation of KKR’s funds and other entities, (ii) exclusion of allocations to the carry pool of $136,110, and (iii) exclusion of management fee refunds of $3,319.

(d)                                 Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR’s investment funds.

(e)                                  The book value adjustment represents the exclusion of noncontrolling interests held by KKR Holdings of $5,118,491 and the equity impact of KKR Management Holdings Corp. equity and other of $15,588.

The reconciliation of net income (loss) attributable to KKR & Co. L.P. as reported in the condensed consolidated statements of operations to economic net income (loss) and fee related earnings consists of the following:

Three Months Ended March 31, 2014
Net income (loss) attributable to KKR & Co. L.P.	$210,041
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings	300,814
Plus: Equity based compensation	77,528
Plus: Amortization of intangibles and other, net	20,169
Plus: Income taxes	21,702
Economic net income (loss)	630,254
Plus: Income attributable to segment noncontrolling interests	3,202
Less: Investment income (loss)	481,738
Fee related earnings	$151,718

The following table presents the financial data for KKR’s reportable segments as of and for the three months ended March 31, 2013:

	As of and for the Three Months Ended March 31, 2013
	Private Markets	Public Markets	Capital Markets and Principal Activities	Total Reportable Segments
Fees
Management and incentive fees:
Management fees	$106,605	$46,358	$—	$152,963
Incentive fees	—	18,849	—	18,849
Management and incentive fees	106,605	65,207	—	171,812

Monitoring and transaction fees:
Monitoring fees	32,068	—	—	32,068
Transaction fees	16,412	3,106	20,781	40,299
Fee credits (1)	(21,009)	(2,056)	—	(23,065)
Net monitoring and transaction fees	27,471	1,050	20,781	49,302
Total fees	134,076	66,257	20,781	221,114

Expenses
Compensation and benefits	48,001	19,700	7,461	75,162
Occupancy and related charges	11,425	1,542	355	13,322
Other operating expenses	33,942	7,826	2,862	44,630
Total expenses	93,368	29,068	10,678	133,114
Fee related earnings	40,708	37,189	10,103	88,000

Investment income (loss)
Realized carried interest	88,167	—	—	88,167
Unrealized carried interest	310,799	20,399	—	331,198
Gross carried interest	398,966	20,399	—	419,365
Less: Allocation to KKR carry pool (2)	(161,344)	(8,160)	—	(169,504)
Less: Management fee refunds (3)	(9,216)	—	—	(9,216)
Net carried interest	228,406	12,239	—	240,645
Realized other investment income (loss)	—	—	153,156	153,156
Unrealized other investment income (loss)	(2,035)	62	169,015	167,042
Total other investment income (loss)	(2,035)	62	322,171	320,198
Total investment income (loss)	226,371	12,301	322,171	560,843

Income (loss) before noncontrolling interests in income of consolidated entities	267,079	49,490	332,274	648,843
Income (loss) attributable to noncontrolling interests (4)	398	355	348	1,101

Economic net income (loss)	$266,681	$49,135	$331,926	$647,742

Total Assets	$1,378,436	$383,213	$6,458,470	$8,220,119

Book Value	$1,288,030	$359,112	$5,421,250	$7,068,392

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

(3)                                 Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from fund investors in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s fund investors is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of March 31, 2013, carried interest earned was sufficient to cover 20% of the cash management fees earned. The refunds to the fund investors are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the fund investors, in accordance with the respective fund agreements.

(4)                                 Represents economic interests that will (i) allocate to a former principal an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s capital markets and principal activities segment.

The following table reconciles KKR’s total reportable segments to the financial statements as of and for the three months ended March 31, 2013:

	As of and for the Three Months Ended March 31, 2013
	Total Reportable Segments	Adjustments	Consolidated
Fees(a)	$221,114	$(69,874)	$151,240
Expenses(b)	$133,114	$306,216	$439,330
Investment income (loss)(c)	$560,843	$1,834,789	$2,395,632
Income (loss) before taxes	$648,843	$1,458,699	$2,107,542
Income (loss) attributable to redeemable noncontrolling interests	$—	$24,623	$24,623
Income (loss) attributable to noncontrolling interests and appropriated capital	$1,101	$1,879,023	$1,880,124
Total Assets(d)	$8,220,119	$37,322,672	$45,542,791
Book Value (e)	$7,068,392	$(4,912,323)	$2,156,069

(a)                                 The fees adjustment primarily represents (i) the elimination of management fees of $112,696 upon consolidation of KKR’s investment funds, (ii) the elimination of Fee Credits of $22,261 upon consolidation of KKR’s investment funds, (iii) inclusion of reimbursable expenses of $6,580 and (iv) other adjustments of $13,981.

(b)                                 The expenses adjustment primarily represents (i) the inclusion of equity based charges which amounted to $81,650, (ii) allocations to the carry pool of $169,504, (iii) inclusion of reimbursable expenses of $8,473, (iv) operating expenses of $16,928 primarily associated with the inclusion of operating expenses upon consolidation of KKR’s funds and other entities and (v) other adjustments of $29,661.

(c)                                  The investment income (loss) adjustment primarily represents (i) the inclusion of a net investment income of $1,656,069 attributable to noncontrolling interests and appropriated capital upon consolidation of KKR’s funds and other entities, (ii) exclusion of allocations to the carry pool of $169,504, and (iii) exclusion of management fee refunds of $9,216.

(d)                                 Substantially all of the total assets adjustment represents the inclusion of investments that are attributable to noncontrolling interests upon consolidation of KKR’s investment funds.

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

14. ACQUISITIONS

Acquisition of Avoca Capital

On February 19, 2014, KKR closed its previously announced acquisition of 100% of the equity interests of Avoca Capital and its affiliates (“Avoca”). Avoca is a European credit investment manager with approximately $8.2 billion in assets under management as of March 31, 2014. The addition of Avoca provides KKR with a greater presence in the European leveraged credit markets.

The total consideration included $83.3 million in cash and $56.5 million in securities of a subsidiary of a KKR Group Partnership, that are exchangeable into approximately 2.4 million KKR & Co. L.P. common units at the election of the holders of the securities. In connection with this transaction, there is no contingent consideration payable in the future.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed on February 19, 2014:

Cash and cash equivalents	$24,381
Investments	20,905
Investments of consolidated CLOs	1,226,174
Other assets of consolidated CLOs	186,609
Other assets	7,370
Intangible assets	65,880
Total assets	1,531,319

Liabilities	13,584
Debt obligations of consolidated CLOs	1,150,551
Other liabilities of consolidated CLOs	140,308
Total liabilities	1,304,443

Fair value of Net Assets Acquired	226,876
Less: Fair value of subordinated notes of consolidated CLOs held by KKR prior to acquisition (a)	74,029
Less: Fair value of consideration transferred	139,798
Gain on acquisition	$13,049

(a)         Represents subordinated notes in one of the consolidated CLOs held by KKR prior to the acquisition of Avoca.  Upon acquisition of Avoca, KKR’s investment in the subordinated notes was offset against the corresponding debt obligations of the consolidated CLO in purchase accounting.

The fair value of the net assets acquired exceeded the fair value of consideration transferred by approximately $13.0 million and relates primarily to the difference between the fair value of the assets and liabilities of CLOs required to be consolidated in connection with the Avoca transaction.  This amount has been recorded in net gains (losses) from investment activities in the condensed consolidated statement of operations and was allocated to net income attributable to noncontrolling interests and appropriated capital and net income attributable to KKR & Co. L.P. in the amounts of $7.7 million and $5.3 million, respectively.

The condensed consolidated statement of operations for the three months ended March 31, 2014 includes the financial results of Avoca since the date of acquisition, February 19, 2014, through March 31, 2014. During this period, Avoca’s fees were $5.5 million and net income (loss) attributable to KKR & Co. L.P. was $(0.7) million. This net income (loss) attributable to KKR & Co. L.P. reflects amortization of intangible assets and equity based compensation charges associated with Avoca since the date of the acquisition. Additionally, the portion of net income that is allocable to KKR reflects KKR’s approximate 43% ownership interest in the KKR Group Partnerships after applicable corporate and local income taxes for the three months ended March 31, 2014. On a segment basis, the financial results of Avoca are included within the Public Markets segment.

The information that follows provides supplemental information about pro forma fees and net income (loss) attributable to KKR & Co. L.P. as if the acquisition of Avoca had been consummated as of January 1, 2013. Such information is unaudited and is based on estimates and assumptions which KKR believes are reasonable. These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had KKR and Avoca been a combined entity during 2014 and 2013. On a pro forma basis for the three months ended March 31, 2014 and twelve months ended December 31, 2013, (i) fees are estimated to be $313.3 million and $820.5 million, respectively, (ii) net income (loss) attributable to KKR & Co. L.P. are estimated to be $214.9 million and $690.8 million, respectively, (iii) net income (loss) attributable to KKR & Co. L.P. per common unit—basic are estimated to be $0.73 and $2.51, respectively, and (iv) net income (loss) attributable to KKR & Co. L.P. per common unit—diluted are estimated to be $0.65 and $2.26, respectively.

KKR incurred $4.4 million of acquisition related costs through the date of closing, which were expensed as incurred and are reflected within General, Administrative and Other Expense.

15. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. The carrying value of goodwill was $89.0 million as of March 31, 2014 and December 31, 2013, and is recorded within Other Assets on the condensed consolidated statements of financial condition. Goodwill has been allocated entirely to the Public Markets segment. As of March 31, 2014, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	As of
	March 31, 2014	December 31, 2013
Finite-Lived Intangible Assets	$284,766	$218,886
Accumulated Amortization	(47,265)	(41,341)
Intangible Assets, Net	$237,501	$177,545

Changes in Intangible Assets, Net consists of the following:

	Three Months Ended,	Twelve Months Ended,
	March 31, 2014	December 31, 2013
Balance, Beginning of Period	$177,545	$197,484
Avoca Acquisition	65,880	—
Amortization Expense	(5,924)	(19,939)
Balance, End of Period	$237,501	$177,545

16. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s investment or financing strategies. KKR is in compliance with its debt covenants in all material respects.

Investment Commitments

As of March 31, 2014, KKR had unfunded commitments consisting of (i) $1,020.2 million to its active private equity and other investment funds, and (ii) $479.8 million in connection with commitments by KKR’s capital markets business and certain other investment commitments. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of March 31, 2014, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2014 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,451.0 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to KKR in the KPE Transaction in 2009 also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of March 31, 2014, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $469.9 million as of March 31, 2014.

Prior to the KPE Transaction in 2009, certain KKR principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $199.1 million as of March 31, 2014. Using valuations as of March 31, 2014, no amounts are due with respect to the clawback obligation required to be funded by KKR principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and KKR’s principals who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify KKR’s principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

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

On May 23, 2011, KKR, certain KKR affiliates and the board of directors of Primedia Inc. (a former KKR portfolio company whose directors at that time included certain KKR personnel) were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the sale of Primedia in a merger transaction that was completed on July 13, 2011. These actions allege, among other things, that Primedia board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger. Plaintiffs also allege that the merger price was unfair in light of the value of certain shareholder derivative claims, which were dismissed on August 8, 2011, based on a stipulation by the parties that the derivative plaintiffs and any other former Primedia shareholders lost standing to prosecute the derivative claims on behalf of Primedia when the Primedia merger was completed. The dismissed shareholder derivative claims included allegations concerning open market purchases of certain shares of Primedia’s preferred stock by KKR affiliates in 2002 and allegations concerning Primedia’s redemption of certain shares of Primedia’s preferred stock in 2004 and 2005, some of which were owned by KKR affiliates. With respect to the pending shareholder class actions challenging the Primedia merger, on June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger. On July 18, 2011, the Court of Chancery consolidated the two pending shareholder class actions and appointed lead counsel for plaintiffs. On October 7, 2011, defendants moved to dismiss the operative complaint in the consolidated shareholder class action. The operative complaint seeks, in relevant part, unspecified monetary damages and rescission of the merger. On December 2, 2011, plaintiffs filed a consolidated amended complaint, which similarly alleges that the Primedia board members, KKR, and certain KKR affiliates breached their respective fiduciary duties by entering into the merger agreement at an unfair price in light of the value of the dismissed shareholder derivative claims. That amended complaint seeks an unspecified amount of monetary damages. On January 31, 2012, defendants moved to dismiss the amended complaint. On May 10, 2013, the Court of Chancery denied the motion to dismiss the complaint as it relates to the Primedia board members, KKR and certain KKR affiliates. On July 1, 2013, KKR and other defendants filed a motion for judgment on the pleadings on the grounds that plaintiff’s claims were barred by the statute of limitations. On December 20, 2013, the Court of Chancery granted the motion in part and denied the motion in part.

Additionally, in May 2011, two shareholder class actions challenging the Primedia merger were filed in Georgia state courts, asserting similar allegations and seeking similar relief as initially sought by the Delaware shareholder class actions above. Both Georgia actions have been stayed in favor of the Delaware action.

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid 2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs’ motion. On September 7, 2011, the court granted plaintiffs’ motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs’ proposed fifth amended complaint but denied plaintiffs’ motion seeking leave to file a proposed fifth amended complaint. On June 14, 2012, following the completion of the third phase of discovery, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint. On July 18, 2012, the court granted in part and denied in part defendants’ motion to dismiss, dismissing certain previously released claims against certain defendants. On March 13, 2013, the United States District Court denied defendants’ motion for summary judgment on the count involving KKR. However, the court narrowed plaintiffs’ claim to an alleged overarching agreement to refrain from jumping other defendants’ announced proprietary transactions, thereby limiting the case to a smaller number of transactions subject to plaintiffs’ claim. KKR filed a renewed motion for summary judgment on April 16, 2013, which the court denied on July 18, 2013. Plaintiffs moved for class certification on October 21, 2013. Defendants filed their opposition to the motion on January 24, 2014. The Court is scheduled to hear the motion for class certification on or after May 19, 2014. A trial date has been scheduled on or after November 3, 2014.

From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits have been filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN’s board of directors, KKR, and certain of KKR’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR. The merger transaction was completed on April 30, 2014.  The actions filed in California state court have been consolidated but an operative complaint has not been filed or designated.  The complaint filed in the California federal court action has not been served on the defendants.  Two of the Delaware actions were voluntarily dismissed, and the remaining Delaware actions were consolidated.  On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014.

The complaints in these actions allege variously that the members of the KFN board of directors breached fiduciary duties owed to KFN shareholders by approving the proposed transaction for inadequate consideration; approving the proposed transaction in order to obtain benefits not equally shared by other KFN shareholders; entering into the merger agreement containing preclusive deal protection devices; failing to take steps to maximize the value to be paid to the KFN shareholders; and failing to disclose material information necessary for KFN shareholders to make a fully informed decision about the proposed transaction. The actions also allege variously that KKR, and certain of KKR’s affiliates aided and abetted the alleged breaches of fiduciary duties and that KKR is a controlling shareholder of KFN by means of a management agreement between KFN and KKR Financial Advisors LLC, a subsidiary of KKR, and KKR breached a fiduciary duty it allegedly owed to KFN shareholders by causing KFN to enter into the merger agreement. The relief sought in these actions includes, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties and the proposed transaction, rescission, an accounting by defendants, damages and attorneys’ fees and costs, and other relief.

KKR currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non U.S. governmental and regulatory agencies, including but not limited to the Securities and Exchange Commission, Department of Justice, state attorney generals, Financial Industry Regulatory Authority, and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of civil or criminal lawsuits against KKR or its personnel.

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

17. REGULATORY CAPITAL REQUIREMENTS

KKR has a registered broker-dealer subsidiary which is subject to the minimum net capital requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”). Additionally, KKR has an entity based in London which is subject to the capital requirements of the U.K. Financial Conduct Authority, another entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Japan subject to the capital requirements of Financial Services Authority of Japan, and two entities based in Mumbai which are subject to capital requirements of the Reserve Bank of India (“RBI”) and Securities and Exchange Board of India (“SEBI”). All of these broker-dealer entities have continuously operated in excess of their respective minimum regulatory capital requirements.

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At March 31, 2014, approximately $72.0 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

Three subsidiaries of Avoca (acquired by KKR during the first quarter of 2014) are subject to minimum regulatory capital requirements of the Central Bank of Ireland and the U.K. Financial Conduct Authority.  All of these subsidiaries have continuously operated in excess of their respective minimum regulatory capital requirements.

18. SUBSEQUENT EVENTS

Distribution

A distribution of $0.43 per KKR & Co. L.P. common unit was announced on April 24, 2014, and will be paid on May 23, 2014 to unitholders of record as of the close of business on May 9, 2014. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Acquisition of KFN

On April 30, 2014, KKR, affiliates of KKR and KFN, completed the merger (the “Merger”) contemplated by an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which KFN became a subsidiary of KKR Fund Holdings.

At the effective time of the Merger, each common share of KFN outstanding immediately prior to the effective time (excluding any KFN common shares held by KKR Fund Holdings or any of its subsidiaries or KFN or any of its wholly-owned subsidiaires) was converted into the right to receive 0.51 KKR common units, together with cash in lieu of fractional units, resulting in the issuance of 104.3 million KKR & Co. L.P. common units.

In accordance with GAAP, the Merger will be accounted for as a business combination which requires that the consideration exchanged and net assets acquired be recorded at their respective fair values at the date of acquisition.

KKR is currently in the process of determining the purchase accounting impact of the Merger including the amounts recognized as of the closing date for each major class of assets acquired and liabilities assumed. In addition, KKR is also in the process of evaluating whether certain of the KFN vehicles are required to be consolidated.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 24, 2014, including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Overview

We are a leading global investment firm that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, credit and hedge funds.  We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation at the asset level. We invest our own capital alongside our partners’ capital and bring opportunities to others through our capital markets business.

Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 235 private equity investments in portfolio companies with a total transaction value in excess of $490 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as credit, special situations, equity strategies, hedge fund solutions, collateralized loan obligations (“CLOs”), capital markets, infrastructure, energy and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.

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

As a global investment firm, we earn management, monitoring, transaction and incentive fees for providing investment management, monitoring and other services to our funds, vehicles, CLOs, managed accounts, specialty finance company and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our fund investors and from other principal investments and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.

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

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of March 31, 2014, the segment had $60.5 billion of AUM. As of March 31, 2014, Private Markets FPAUM was $48.2 billion, consisting of $42.2 billion in private equity and $6.0 billion of FPAUM in real assets (including infrastructure, energy and real estate). Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of March 31, 2014 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after March 31, 2014.

	Investment Period (1)		Amount ($ in thousands)
Private Markets	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value

Private Equity Funds
Asian Fund II	4/2013	4/2019	$5,825.0	$5,222.8	1.3%	$602.2	$—	$602.2	$599.1
North America Fund XI	9/2012	9/2018	8,718.4	5,001.0	2.9%	3,717.4	3.9	3,717.4	4,081.8
China Growth Fund	11/2010	11/2016	1,010.0	674.5	1.0%	335.5	32.6	318.0	397.3
E2 Investors (Annex Fund)	8/2009	11/2013	209.5	13.7	4.5%	195.8	144.4	54.5	291.1
European Fund III	3/2008	3/2014	6,237.9	931.9	4.6%	5,306.0	653.5	4,923.1	6,851.8
Asian Fund	7/2007	4/2013	3,983.3	134.1	2.5%	3,849.2	1,717.3	2,955.4	5,421.1
2006 Fund	9/2006	9/2012	17,642.2	1,205.3	2.1%	16,436.9	12,333.3	9,477.5	15,125.0
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	5,141.2	1,781.7	3,371.3
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	10,853.6	1,507.0	2,577.8
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,720.0	—	51.8
Total Private Equity Funds			58,462.5	13,183.3		45,279.2	39,599.8	25,336.8	38,768.1

Co-Investment Vehicles	Various	Various	2,864.1	837.0	Various	2,027.1	982.9	1,713.0	2,234.1
Total Private Equity			61,326.6	14,020.3		47,306.3	40,582.7	27,049.8	41,002.2

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,621.8	12.8%	352.4	11.5	343.7	350.9
Natural Resources Fund	Various	Various	876.1	303.1	Various	573.0	73.2	519.4	333.2
Global Energy Opportunities	Various	Various	962.2	817.7	Various	144.5	1.2	144.5	132.1
Infrastructure Fund	Various	Various	1,042.5	294.7	4.8%	747.8	30.0	747.8	792.0
Infrastructure Co-Investments	Various	Various	1,355.7	251.2	Various	1,104.5	239.9	1,104.5	1,306.4
Real Estate Partners Americas	5/2013	12/2016	1,226.2	948.0	16%	278.2	—	278.2	404.0
Real Assets			7,436.9	4,236.5		3,200.4	355.8	3,138.1	3,318.6
Private Markets Total			$68,763.5	$18,256.8		$50,506.7	$40,938.5	$30,187.9	$44,320.8

(1)                                     The commencement date represents the date on which the general partner of the applicable fund commenced investment of the fund’s capital or the date of the first closing. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund’s governing agreement to cease making investments on behalf of the fund, unless extended by a vote of the fund investors, or (ii) the date on which the last investment was made.

(2)                                     The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on March 31, 2014, in the case of uncalled commitments.

(3)                                     The remaining cost represents the initial investment of the general partner and limited partner, with the limited partner’s investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

The tables below present information as of March 31, 2014 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since March 31, 2014 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is not a guarantee of future results.

	Amount		Fair Value of Investments			Gross		Multiple of Invested
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized	Total Value	IRR*	Net IRR*	Capital**
		($ in Millions)
Total Investments
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,720.0	51.8	8,771.8	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	10,853.6	2,577.8	13,431.4	22.5%	16.4%	2.2
European Fund II (2005) (2)	5,750.8	5,750.8	5,141.2	3,371.3	8,512.5	6.8%	5.0%	1.5
2006 Fund (2006)	17,642.2	16,436.9	12,333.3	15,125.0	27,458.3	11.3%	8.5%	1.7
Asian Fund (2007)	3,983.3	3,849.2	1,717.3	5,421.1	7,138.4	19.2%	13.7%	1.9
European Fund III (2008) (2)	6,237.9	5,306.0	653.5	6,851.8	7,505.3	15.5%	9.3%	1.4
E2 Investors (Annex Fund) (2009) (2)	209.5	195.8	144.4	291.1	435.5	27.2%	22.8%	2.2
China Growth Fund (2010)	1,010.0	335.5	32.6	397.3	429.9	10.7%	2.4%	1.3
Natural Resources Fund (2010)	876.1	573.0	73.2	333.2	406.4	-18.3%	-18.3%	0.7
Infrastructure Fund (2011) (3)	1,042.5	747.8	30.0	792.0	822.0	N/A	N/A	N/A
North America Fund XI (2012) (3)	8,718.4	3,717.4	3.9	4,081.8	4,085.7	N/A	N/A	N/A
Asian Fund II (2013) (3)	5,825.0	602.2	—	599.1	599.1	N/A	N/A	N/A
Real Estate Partners Americas (2013) (3)	1,226.2	278.2	—	404.0	404.0	N/A	N/A	N/A
Energy Income and Growth Fund (2013) (3)	1,974.2	352.4	11.5	350.9	362.4	N/A	N/A	N/A
Subtotal - Included Funds	63,581.5	47,230.6	39,714.5	40,648.2	80,362.7	15.6%	11.2%	1.7
All Funds	$80,056.0	$63,705.1	$89,983.8	$40,648.2	$130,632.0	25.7%	19.0%	2.1

Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,720.0	51.8	8,771.8	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	4,223.5	10,444.8	1,334.5	11,779.3	35.7%	27.7%	2.8
European Fund II (2005) (2)	5,750.8	4,639.3	2,994.7	2,956.9	5,951.6	9.7%	8.5%	1.3
2006 Fund (2006)	17,642.2	4,970.2	11,884.3	3,545.0	15,429.3	26.0%	23.5%	3.1
Asian Fund (2007)	3,983.3	1,015.8	1,713.9	583.1	2,297.0	25.3%	22.1%	2.3
European Fund III (2008) (2)	6,237.9	230.9	409.7	—	409.7	23.4%	21.9%	1.8
E2 Investors (Annex Fund) (2009) (2)	209.5	55.4	144.4	27.8	172.2	29.1%	28.5%	3.1
China Growth Fund (2010)	1,010.0	17.5	28.5	—	28.5	33.5%	33.5%	1.6
Natural Resources Fund (2010)	876.1	522.9	69.2	303.1	372.3	-18.3%	-18.3%	0.7
Infrastructure Fund (2011) (4)	1,042.5	—	—	—	—	—	—	—
North America Fund XI (2012) (4)	8,718.4	—	—	—	—	—	—	—
Asian Fund II (2013) (4)	5,825.0	—	—	—	—	—	—	—
Real Estate Partners Americas (2013) (4)	1,226.2	—	—	—	—	—	—	—
Energy Income and Growth Fund (2013) (4)	1,974.2	—	—	—	—	—	—	—
Subtotal - Included Funds	63,581.5	18,760.9	36,409.5	8,802.2	45,211.7	24.3%	20.5%	2.4
All Realized/Partially Realized Investments	$80,056.0	$35,235.4	$86,678.8	$8,802.2	$95,481.0	26.1%	21.2%	2.7

(1)                                     These funds were not contributed to KKR as part of the KPE Transaction.

(2)                                     The capital commitments of the European Fund, European Fund II, European Fund III and E2 Investors (Annex Fund) include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million and €55.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2014 in the case of unfunded commitments.

(3)                                     The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to March 31, 2014. None of the Infrastructure Fund, North America Fund XI, Asian Fund II, Real Estate Partners Americas or Energy Income and Growth Fund have invested for at least 36 months as of March 31, 2014. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

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

Public Markets

We operate our credit and hedge funds businesses through the Public Markets segment. Our credit business is managed by KKR Asset Management, LLC, or KAM, an SEC registered investment adviser, and Avoca Capital, a leading European credit investment manager that KKR acquired on February 19, 2014. KAM and Avoca advise funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a BDC, which invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds and (ii) alternative credit strategies such as mezzanine investments, special situations investments, direct lending investments and long/short credit. In addition to our credit business, we have a hedge funds business that offers a variety of investment strategies that are managed by KAM and Prisma Capital Partners LP, or KKR Prisma, an SEC registered investment adviser.  This business offers customized hedge fund portfolios, hedge fund-of-fund solutions and a long/short equity strategy.  In addition, in January 2013, we acquired a 24.9% interest in Nephila, an investment manager focused on investing in natural catastrophe and weather risk.

On April 30, 2014, KKR acquired KKR Financial Holdings LLC, or KFN, a specialty finance company with a portfolio of assets spanning a range of strategies, including leveraged credit through the ownership of subordinated and mezzanine notes across CLOs, special situations, energy, real estate and private equity.

We generally review our performance in our credit business by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. In certain cases these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to March 31, 2014. Past performance is no guarantee of future results.

($ in millions)	Inception Date	AUM	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield (2)	Jul 2008	$3,400	10.58%	9.89%	65% S&P/ LSTA, 35% BoAML HY Master II Index (3)	7.90%
Opportunistic Credit	May 2008	1,100	16.88%	14.52%	BoAML HY Master II Index (4)	10.08%
Bank Loans (2)	Apr 2011	2,100	6.53%	5.90%	S&P/ LSTA Loan Index (5)	5.01%
High Yield (2)	Apr 2011	1,200	9.89%	9.29%	BoAML HY Master II Index (6)	8.71%
Bank Loans Conservative	Apr 2011	840	5.56%	4.93%	S&P/ LSTA BB-B Loan Index (7)	4.90%

(1)           The Benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the “S&P/LSTA Loan Index”), the Bank of America Merrill Lynch High Yield Master II Index (the “BoAML HY Master II Index” and, together with the S&P/LSTA Loan Index, the “Indices”). The S&P/LSTA Loan Index is an index that comprises all loans that meet the inclusion criteria and that have marks from the LSTA/LPC mark-to-market service. The inclusion criteria consist of the following: (i) syndicated term loan instruments consisting of term loans (both amortizing and institutional), acquisition loans (after they are drawn down) and bridge loans; (ii) secured; (iii) U.S. dollar denominated; (iv) minimum term of one year at inception; and (v) minimum initial spread of LIBOR plus 1.25%. The BoAML HY Master II Index is a market value weighted index of below investment grade U.S. dollar denominated corporate bonds publicly issued in the U.S. domestic market. “Yankee” bonds (debt of foreign issuers issued in the U.S. domestic market) are included in the BoAML HY Master II Index provided that the issuer is domiciled in a country having investment grade foreign currency long-term debt rating. Qualifying bonds must have maturities of one year or more, a fixed coupon schedule and minimum outstanding of US$100 million. In addition, issuers having a credit rating lower than BBB3, but not in default, are also included. While the returns of these strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of these strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations or expenses. It is not possible to invest directly in unmanaged indices.

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

(7)           Performance is based on a composite of portfolios that primarily invest in leveraged loans rated B-/Baa3 or higher. The Benchmark used for purposes of comparison for the Bank Loans strategy is based on the S&P/LSTA BB/B Loan Index.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds. The following table presents information regarding our Public Markets alternative credit vehicles that are the most similar to our Private Markets investment funds in terms of fee structure, commitment period and other terms, from inception to March 31, 2014. Our other alternative credit have begun investing more recently and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

									Multiple of
	Inception	Amount		Fair Value of Investments			Gross		Invested
Public Markets Investment Funds	Date	Commitment	Invested	Realized	Unrealized	Total Value	IRR*	Net IRR*	Capital**
	($ in Millions)

Special Situations Fund	Dec-12	$1,967.7	$1,183.5	$3.2	$1,338.1	$1,341.3	46.9%	27.0%	1.1
Mezzanine Partners	Mar-10	987.0	542.2	163.2	578.3	741.5	19.2%	11.4%	1.4
Lending Partners	Dec-11	417.5	345.5	39.7	375.7	415.4	16.0%	12.9%	1.2

All Funds		$3,372.2	$2,071.2	$206.1	$2,292.1	$2,498.2			1.2

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

For the period beginning in June 2004 through March 31, 2014, KKR Prisma’s Low Volatility strategy, which consists of the majority of KKR Prisma’s AUM and FPAUM, generated a gross annualized return of 7.8%. As of March 31, 2014, KKR Prisma managed $10.5 billion of AUM.

The table below presents information as of March 31, 2014 relating to our Public Markets vehicles:

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital

KFN	$2,319	$2,319	1.75%	25.00%	8.00%	Indefinite (1)

Leveraged Credit:
Leveraged Credit SMAs/Funds	8,505	8,033	0.50%-1.50%	Various (2)	Various (2)	Subject to redemptions
CLO’s	11,689	6,847	0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	20,194	14,880

Alternative Credit (4)	5,336	4,473	0.75%-1.50% (5)	10.00-20.00%	8.00-12.00%	8-15 Years (3)
Long/Short Equities	462	340	1.25%-1.50%	17.50-20.00%	N/A	Subject to redemptions
Hedge Fund Solutions	10,456	10,450	0.50%-1.50%	Various (2)	Various (2)	Subject to redemptions
Corporate Capital Trust (6)	2,131	2,131	1.00%	10.00%	7.00%	7 years (6)
Other	859	808	0.50%-1.50%	Various	Various	Various

Total	$41,757	$35,401

(1)                                 The management agreement may be terminated only in limited circumstances and, except for a termination arising from certain events of cause, upon payment of a termination fee to KKR. On April 30, 2014, we completed our merger with KFN. Refer to “ — Segment Analysis — Public Markets Segment” for a discussion of how the merger may impact AUM and FPAUM.

(2)                                 Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share in up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.

(3)                                 Term for duration of capital is since inception. Inception dates for CLOs were between 2004 and 2013 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2013.

(4)                                 AUM and FPAUM include all assets invested by vehicles that principally invest in alternative credit strategies, respectively, and consequently may include a certain amount of assets invested in other strategies.

(5)                                 Lower fees on uninvested capital in certain vehicles.

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

Our capital markets business supports our firm, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When we underwrite an offering of securities or a loan on a firm commitment basis, we commit to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When we act in an agency capacity, we generate revenue for arranging financing or placing securities or debt with capital markets investors. To allow us to carry out these activities, we are registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners, and non-bank financial companies, or NBFCs, in India.

KKR’s principal assets, which include investments in our investment funds, co-investments in certain portfolio companies of such funds and CLOs, provide us with a significant source of capital to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our fund investors and other stakeholders. The majority of our principal assets consist of general partner interests in KKR investment funds, limited partner interests in certain KKR private equity funds, co-investments in certain portfolio companies of such private equity funds, and other assets we acquired in the KPE Transaction, with the remaining holdings consisting primarily of assets held in the development of our business, including seed capital for new strategies, CLOs and other opportunistic investments. We believe that the market experience and skills of professionals in our capital markets business and the investment expertise of professionals in our Private Markets and Public Markets segments will allow us to continue to grow and diversify this asset base over time.

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North and South America, Europe, Asia-Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the success of the investments we make as well as our ability to exit these investments profitably and to make new investments. While certain economies experienced moderate expansion in 2013, the current global economic environment remains uncertain. The European economy showed signs of recovery with positive GDP growth in the last three quarters of 2013, but there continue to be signs of weakness.  For example, unemployment, particularly in Spain, Italy and Greece, remains high.  A major slowdown in emerging markets growth, particularly in China, could negatively impact European exports, especially given the persistent relative strength of the euro.  The monetary policy of the European Central Bank has also been relatively less aggressive than that of the U.S. Federal Reserve or Bank of Japan, and European banks continue to be reluctant to lend to certain areas of the private sector. Through the course of 2013, fiscal restraint, deficit reductions, and central bank support have alleviated some of the stresses and borrowing costs have receded. However, these issues may resurface if there is not continual progress in structural reforms, fiscal consolidation, and other matters, and the long-term success and efficacy of these reforms remains to be seen. Ongoing austerity and deleveraging in the developed world are likely to persist in the near term, but at a slower pace. Importantly, periods of deleveraging tend to be accompanied by increased volatility in the global capital markets, which may pose downside risk to the economic outlook. Growth in Asian economies is mixed. For example, the rate of real gross domestic product growth in China remains lower compared to the pace of growth in prior years. In addition, the new Chinese leadership has signaled that its reform agenda is more important than growth, and regulatory and structural adjustments could further impair growth. The Chinese government may now be more willing to allow for more managed defaults and larger investor losses as credit issues become more commonplace. The financial performance of our portfolio companies in the Chinese financial industry would be adversely affected by an increase in defaults, and overall slower growth in China would adversely affect the performance outlook of our portfolio companies doing business in the region more generally. While the U.S. economy grew moderately in 2013 and into 2014, it continues to be restrained by various headwinds. For example, while unemployment has declined, the unemployment rate remains elevated and business spending has been cautious. The U.S. Federal Reserve has also announced a shift in monetary policy by suggesting that economic conditions may for some time warrant keeping the target federal funds rate below what the Federal Open Market Committee views as normal in the longer run. Uncertainty surrounding interest rate policy as well as the pace and timing of the tapering of quantitative easing could cause interest rates to rise which could adversely affect our investments.

In addition, foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar, and rising U.S. interest rates may negatively impact certain foreign currencies that depend upon foreign capital flows. For a discussion of exchange rate risks, see “Quantitative and Qualitative Disclosure about Market Risk — Exchange Rate Risk” in this report and in our Annual Report on Form 10K for the fiscal year ended December 31, 2013.  Furthermore, higher interest rates and weaker currencies in some emerging market economies may increase country default risk. Within credit markets, spreads have tightened significantly while issuance reached record levels in 2013. If interest rates rise sharply, or growth remains weak, default risk may rise. Moreover, the level of investment activity in our Private Markets business rose again this quarter, with committed dollars invested of $2.5 billion for the quarter ended March 31, 2014; however, levels of transaction activity are generally volatile, and reduced levels of transaction activity tend to result in a reduced amount of transaction fees and potential future investment gains.  In recent quarters M&A activity appears to have increased, and we have also experienced an increased level of realization activity in our private equity portfolio companies.  Since March 31, 2014 to May 1, 2014, we have sold or received dividends from five private equity portfolio companies and announced an additional four sales, which are subject to close.  Such sales, however, are episodic and volatile and reduced levels of sale activity in future quarters would reduce transaction fees, realized carry and distributions.

In addition to economic conditions, global equity markets also have a substantial effect on our financial condition and results of operations, as equity prices, which have been and may continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value of our investments that do not have readily observable market prices. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent equity offerings by companies already public, impacts our ability to realize investment gains. For example, we completed IPOs for Santander Consumer USA (NYSE: SC) and Pets at Home Group Plc (LES: PETS) and five secondary offerings during the first quarter of 2014, although such level of activity may not be sustainable in future quarters.

Notwithstanding the trends described above, global equity markets generally rose in the quarter ended March 31, 2014, with the S&P 500 Index up 1.8% and the MSCI World Index up 1.4%. Equity market volatility rose slightly during the quarter as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, began the quarter at 13.72 and ended at 13.88 on March 31, 2014, for an increase of 1.2%. The below investment grade credit markets also appreciated, with the S&P/LSTA Leveraged Loan Index up 1.2% and the BoAML HY Master II Index up 3.0% during the quarter ended March 31, 2014, respectively.

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

Finally, conditions in commodity markets impact the performance of our portfolio companies in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase or suffer from a decline in commodity prices. In particular, our Private Markets portfolio contains several real asset investments whose values are influenced by the price of natural gas and oil. While near term natural gas and oil prices generally rose during the quarter ended March 31, 2014, long term pricing of such real assets was by comparison more stable. The valuations of these real asset investments generally increase or decrease with the increase or decrease, respectively, of such long term commodities prices as well as individual company performance. Furthermore, as we make additional investments in oil and gas companies and assets, the value of our portfolio may become increasingly sensitive to oil and gas prices.

Basis of Accounting

We consolidate our financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of our management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds and certain other entities including certain consolidated CLOs.

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds, are consolidated notwithstanding the fact that we may hold only a minority economic interest or non-economic variable interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of March 31, 2014, our Private Markets segment included 21 consolidated investment funds and 17 unconsolidated co-investment vehicles. Our Public Markets segment included 11 consolidated investment vehicles, including CLOs, and 69 unconsolidated vehicles.

When an entity is consolidated, we reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated entity on a gross basis. While the consolidation of a consolidated fund or entity does not have an effect on the amounts of net income attributable to KKR or KKR’s partners’ capital that KKR reports, the consolidation does significantly impact the financial statement presentation. This is due to the fact that the assets, liabilities, fees, expenses and investment income of the consolidated funds and entities are reflected on a gross basis while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the assets, liabilities, fees, expenses and investment income attributable to third parties are recorded are presented as noncontrolling interests or appropriated capital on the consolidated statements of financial condition and net income attributable to noncontrolling interests on the consolidated statements of operations. For a further discussion of our consolidation policies, see “—Critical Accounting Policies—Consolidation.”

Key Financial Measures

Fees

Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, a specialty finance company, CLOs and other vehicles, and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, and (iv) consulting and other fees earned by consolidated entities from providing advisory and other services. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

Fees reported in our consolidated financial statements do not include the management or incentive fees that we earn from consolidated funds and other entities, because those fees are eliminated in consolidation. However, because those management fees are earned from, and funded by, third-party investors who hold noncontrolling interests in the consolidated funds and entities, net income attributable to KKR is increased by the amount of the management fees that are eliminated in consolidation. Accordingly, while the consolidation of funds and other entities impacts the amount of fees that are recognized in our financial statements, it does not affect the ultimate amount of net income attributable to KKR or KKR’s partners’ capital.

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

Interest Income

Interest income consists primarily of interest that is received on our cash balances, principal assets and credit instruments in which our consolidated funds and other entities invest.

Interest Expense

Interest expense is incurred from debt issued by KKR, credit facilities entered into by KKR, debt securities issued by consolidated CLOs and financing arrangements at our consolidated funds entered into with the objective of enhancing returns or managing cash flow. Debt securities issued by consolidated CLOs are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated funds are generally limited to our pro-rata equity interest in such funds.  Our management companies bear no obligations with respect to financing arrangements at our consolidated funds. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See “—Liquidity”.

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

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests represents the ownership interests that certain third parties hold in entities that are consolidated in the financial statements as well as the ownership interests in our KKR Group Partnerships that are held by KKR Holdings. The allocable share of income and expense attributable to these interests is accounted for as net income (loss) attributable to noncontrolling interests. Historically, the amount of net income (loss) attributable to noncontrolling interests has been substantial and has resulted in significant charges and credits in the statements of operations. Given the consolidation of certain of our investment funds and the significant ownership interests in our KKR Group Partnerships held by KKR Holdings, we expect this activity to continue.

Appropriated Capital

Appropriated capital represents the difference between the fair value of consolidated CLO assets and the fair value of consolidated CLO liabilities that is attributable to third party interest holders.  Changes in appropriated capital result from changes in the fair value of the underlying assets and liabilities of the consolidated CLO vehicles and the amount of net income (loss) of the consolidated CLOs that is attributed to third party interests will be reflected in net income (loss) attributable to noncontrolling interests and appropriated capital in the condensed consolidated statements of operations to arrive at consolidated net income (loss) attributable to KKR & Co. L.P.

Segment Operating and Performance Measures

The segment key performance measures that follow are used by management in making operating and resource deployment decisions as well as assessing the overall performance of each of KKR’s reportable business segments. The reportable segments for KKR’s business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings L.P. and as such represent the business in total. In addition, KKR’s reportable segments are presented without giving effect to the consolidation of the funds or CLOs that KKR manages.

Certain of the following financial measures in this report are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR’s businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within “Financial Statements and Supplementary Data—Note 13. Segment Reporting” and later in this report under “—Segment Book Value.”

Total Distributable Earnings

Total distributable earnings is the sum of (i) fee related earnings, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of its carry pool and (iii) net realized principal investment income; less (i) applicable local income taxes, if any, and (ii) noncontrolling interests. We believe this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and also assess amounts available for distribution to KKR unitholders. However, total distributable earnings is not a measure that calculates actual distributions under KKR’s current distribution policy.

Fee Related Earnings (“FRE”)

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

The following table provides a reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. on a GAAP basis to ENI, FRE and Total Distributable Earnings:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net income (loss) attributable to KKR & Co. L.P.	$210,041	$193,439
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	300,814	334,112
Plus: Non-cash equity based charges	77,528	81,650
Plus: Amortization of intangibles and other, net	20,169	29,185
Plus: Income taxes	21,702	9,356
Economic net income (loss)	630,254	647,742
Plus: Income attributable to segment noncontrolling interests	3,202	1,101
Less: Investment income (loss)	481,738	560,843
Fee related earnings	151,718	88,000
Plus: Realized cash carry, net of realized cash carry allocated to carry pool	116,130	52,900
Plus: Net realized principal investment income	192,892	153,156
Less: Local income taxes and noncontrolling interests	13,932	3,442
Total distributable earnings	$446,808	$290,614

Assets Under Management (“AUM”)

Assets under management represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR’s capital raising activities and the overall activity in its investment funds. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s credit products; (iv) the value of outstanding CLOs; and (v) the fair value of other assets managed by KKR. KKR’s definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Fee Paying AUM (“FPAUM”)

Fee paying AUM represents only those assets under management from which KKR receives fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR’s capital raising activities and the overall activity in its investment funds, for only those funds where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital). FPAUM is the sum of all of the individual fee bases that are used to calculate KKR’s fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Committed Dollars Invested

Committed dollars invested is the aggregate amount of capital commitments that have been invested by KKR’s investment funds and carry-yielding co-investment vehicles and is used as a measure of investment activity for KKR and its business segments during a given period. We believe this measure is useful to unitholders as it provides additional insight into KKR’s investment of committed capital. Such amounts include: (i) capital invested by fund investors and co-investors with respect to which KKR is entitled to a carried interest and (ii) capital invested by KKR’s investment funds.

Gross Dollars Invested

Gross dollars invested is the aggregate amount of capital that has been invested by all of KAM’s investment vehicles in our private credit non-liquid strategies and is used as a measure of investment activity for KAM in a given period. We believe this measure is useful to unitholders as it provides additional insight into KAM’s investment of capital across its private credit non-liquid strategies for all the investment vehicles which it manages. Such amounts include capital invested by fund investors and co-investors with respect to which KAM is entitled to a fee or carried interest.

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

Uncalled Commitments

Uncalled commitments are used as a measure of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments. We believe this measure is useful to unitholders as it provides additional insight into the amount of capital that is available to KKR’s investment funds to make future investments.

Adjusted Units

Adjusted units are used as a measure of the total equity ownership of KKR that is held by KKR & Co. L.P. and KKR Holdings and represent the fully diluted unit count using the if-converted method. We believe this measure is useful to unitholders as it provides an indication of the total equity ownership of KKR as if all outstanding KKR Holdings units and other exchangeable securities had been exchanged for common units of KKR & Co. L.P.

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

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR’s liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR’s available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of March 31, 2014, we had cash and short-term investments on a segment basis of approximately $2.1 billion. Excluding approximately $0.8 billion of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of approximately $1.3 billion as of March 31, 2014.

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2014 and 2013. You should read this discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Revenues
Fees	$302,926	$151,240

Expenses
Compensation and Benefits	331,038	331,121
Occupancy and Related Charges	15,408	14,521
General, Administrative and Other	126,725	93,688
Total Expenses	473,171	439,330

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,972,180	2,269,817
Dividend Income	96,704	39,469
Interest Income	161,960	109,369
Interest Expense	(34,731)	(23,023)
Total Investment Income (Loss)	2,196,113	2,395,632

Income (Loss) Before Taxes	2,025,868	2,107,542

Income Taxes	21,702	9,356

Net Income (Loss)	2,004,166	2,098,186
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	10,637	24,623
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,783,488	1,880,124
Net Income (Loss) Attributable to KKR & Co. L.P.	$210,041	$193,439

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Fees

Fees were $302.9 million for the three months ended March 31, 2014, an increase of $151.7 million, compared to fees of $151.2 million for the three months ended March 31, 2013. The net increase was primarily due to an increase in transaction fees of $116.8 million and an increase in management fees of $9.2 million. The increase in transaction fees was primarily driven by an increase in the size and number of fee-generating investments completed during the three months ended March 31, 2014 in our Private Markets segment. During the three months ended March 31, 2014, in our Private Markets Segment there were 8 transaction fee-generating investments with a total combined transaction value of approximately $8.5 billion compared to 6 transaction fee-generating investments with a total combined transaction value of approximately $0.8 billion during the three months ended March 31, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.   The increase in management fees was primarily the result of new capital raised primarily in our Public Markets segment and to a lesser extent the acquisition of Avoca.

Expenses

Expenses were $473.2 million for the three months ended March 31, 2014, an increase of $33.9 million, compared to $439.3 million for the three months ended March 31, 2013. The increase was primarily due to an increase in general, administrative and other expenses of $33.0 million, reflecting an increase in professional services fees in connection with the growth of our business and to a lesser extent the acquisition of Avoca.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $2.0 billion for the three months ended March 31, 2014, a decrease of $0.3 billion compared to $2.3 billion for the three months ended March 31, 2013. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	March 31,
	2014	2013
	($ in thousands)
Private Equity Investments	$1,680,528	$1,907,727
Other Net Gains (Losses) from Investment Activities	291,652	362,090
Net Gains (Losses) from Investment Activities	$1,972,180	$2,269,817

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

	Three Months Ended
	March 31,
	2014	2013
	($ in thousands)
Realized Gains	$1,330,387	$891,927
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(1,230,791)	(737,696)
Realized Losses	(695,318)	—
Unrealized Gains from Sales of Investments and Realization of Losses (b)	695,318	—
Unrealized Gains from Changes in Fair Value	2,097,306	2,382,138
Unrealized Losses from Changes in Fair Value	(516,374)	(628,642)
Net Gains (Losses) from Investment Activities - Private Equity and Real Assets Investments	$1,680,528	$1,907,727

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

The most significant driver of net gains (losses) from investment activities for the three months ended March 31, 2014 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.6 billion, $0.5 billion and $0.3 billion in our 2006 Fund, European Fund III and Asian Fund, respectively. Approximately 31% of the net change in value for the three months ended March 31, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on NXP Semiconductors N.V. (NASDAQ: NXPI), HCA, Inc. and Pets at Home Group Plc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far Eastern Horizon Ltd. (HK: 3360), Tarkett S.A. (FP: TKTT) and ProSiebenSat.1 Media AG (XETRA: PSM). Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to United Envirotech Limited (recycling sector), Alliance Boots GmbH (healthcare sector) and Avincis Group (transportation sector). The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Laureate Education, Inc. (education sector) and Toys R Us (retail sector). The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Avincis Group, an increase that primarily reflects the valuation of an agreement to sell the investment that was announced in March 2014 and (iii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant driver of net gains (losses) from investment activities for the three months ended March 31, 2013 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.9 billion, $0.5 billion and $0.2 billion in our 2006 Fund, Millennium Fund and Asian Fund, respectively. Approximately 52% of the net change in value for the three months ended March 31, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., The Nielsen Company B.V. (NYSE: NLSN), NXP Semiconductors N.V. and Dollar General Corporation (NYSE: DG), partially offset by a decrease relating to Far East Horizon Ltd. . Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors (retail sector) and Intelligence Ltd. (services sector). The increased valuations, in the aggregate, generally related to an increase in (i) the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, largely due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflects the valuation of an agreement to sell the investment that was executed in March 2013. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S. (transportation sector), U.S. Foods (retail sector) and A.T.U Auto-Teile-Unger (retail sector). The decreased valuations are generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

Dividend income was $96.7 million for the three months ended March 31, 2014, an increase of $57.2 million, compared to dividend income of $39.5 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we received a dividend of $76.3 million from Academy Sports and Outdoors, and an aggregate of $20.4 million of dividends from other investments. During the three months ended March 31, 2013, we received $30.2 million of dividends from Santander Consumer USA (financial services sector) and an aggregate of $9.3 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

Interest income was $162.0 million for the three months ended March 31, 2014, an increase of $52.6 million, compared to $109.4 million for the three months ended March 31, 2013. The increase primarily reflects a net increase in the level of credit instruments in our Public Markets investment vehicles.

Interest Expense

Interest expense was $34.7 million for the three months ended March 31, 2014, an increase of $11.7 million, compared to $23.0 million for the three months ended March 31, 2013. The increase was primarily due to an increase in debt obligations in connection with our 2043 Senior Notes issued on February 1, 2013, for which we only incurred two months of interest expense in the first quarter of 2013.

Income (Loss) Before Taxes

Due to the factors described above, principally a decrease in net gains from investment activities, an increase in expenses, partially offset by an increase in fees, income before taxes was $2.0 billion for the three months ended March 31, 2014, a decrease of $0.1 billion, compared to income before taxes of $2.1 billion for the three months ended March 31, 2013.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests was $10.6 million for the three months ended March 31, 2014, a decrease of $14.0 million, compared to $24.6 million for the three months ended March 31, 2013. The decrease primarily reflects a lower level of investment income in vehicles that allow for redemptions by their limited partners.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

Net income attributable to noncontrolling interests and appropriated capital was $1.8 billion for the three months ended March 31, 2014, a decrease of $0.1 billion, compared to $1.9 billion for the three months ended March 31, 2013. The decrease was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above as well as a decrease in KKR Holdings’s ownership percentage in the KKR Group Partnerships.

Net Income (Loss) Attributable to KKR & Co. L.P.

Net income attributable to KKR & Co. L.P. was $210.0 million for the three months ended March 31, 2014, an increase of $16.6 million, compared to $193.4 million for the three months ended March 31, 2013. The increase was primarily attributable to an increase in KKR & Co. L.P.’s ownership percentage in the KKR Group Partnerships from 38% on March 31, 2013 to 43% on March 31, 2014.

Segment Analysis

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$123,039	$106,605
Incentive Fees	—	—
Management and Incentive Fees	123,039	106,605
Monitoring and Transaction Fees:
Monitoring Fees	36,363	32,068
Transaction Fees	93,020	16,412
Fee Credits	(80,338)	(21,009)
Net Monitoring and Transaction Fees	49,045	27,471
Total Fees	172,084	134,076
Expenses
Compensation and Benefits	66,898	48,001
Occupancy and Related Charges	11,560	11,425
Other Operating Expenses	40,059	33,942
Total Expenses	118,517	93,368
Fee Related Earnings	53,567	40,708
Investment Income (Loss)
Realized Carried Interest	168,800	88,167
Unrealized Carried Interest	149,095	310,799
Gross Carried Interest	317,895	398,966
Less: Allocation to KKR Carry Pool	(126,263)	(161,344)
Less: Management Fee Refunds	(3,319)	(9,216)
Net Carried Interest	188,313	228,406
Realized Other Investment Income (Loss)	—	—
Unrealized Other Investment Income (Loss)	(221)	(2,035)
Total Other Investment Income (Loss)	(221)	(2,035)
Total Investment Income (Loss)	188,092	226,371
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	241,659	267,079
Income (Loss) Attributable to Noncontrolling Interests	515	398
Economic Net Income (Loss)	$241,144	$266,681
Assets Under Management	$60,520,300	$50,340,400
Fee Paying Assets Under Management	$48,211,000	$41,218,000
Committed Dollars Invested	$2,551,800	$598,500
Uncalled Commitments	$18,256,800	$14,560,900

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Fees

Fees were $172.1 million for the three months ended March 31, 2014, an increase of $38.0 million, compared to fees of $134.1 million for the three months ended March 31, 2013. The net increase was primarily due to an increase in transaction fees of $76.6 million and an increase in management fees of $16.4 million, partially offset by an increase in fee credits of $59.3 million. The increase in transaction fees was attributable to an increase in both the size and number of fee-generating investments completed. During the three months ended March 31, 2014, there were 8 transaction fee-generating investments with a total combined transaction value of approximately $8.5 billion compared to 6 transaction fee-generating investments with a total combined transaction value of approximately $0.8 billion during the three months ended March 31, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in fee credits is primarily attributable to the increase in transaction fees, as described above. The increase in management fees is primarily attributable to new capital raised in Asian Fund II, Energy Income and Growth Fund and Real Estate Partners Americas, partially offset by the Asian Fund entering its post-investment period with a lower management fee. As of March 31, 2014, FPAUM excluded approximately $0.7 billion of unallocated commitments from a strategic partnership with a state pension plan and $3.4 billion in commitments in connection with infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. The inclusion of these amounts in FPAUM in future periods would be accretive to our fees. The investment period of our European Fund III ended on March 31, 2014, which reduced the fund’s fee rate by approximately half and changed the fund’s management fee base from committed capital to invested capital. This will result in a decrease in fees earned for European Fund III beginning in the second quarter of 2014. This decrease will not be offset by a successor European private equity fund until such time as the successor fund has its first close and commences its investment period, which will occur subsequent to our European Fund III having entered its post-investment period. On April 29, 2014, Energy Future Holdings Corp. (“EFH”) filed for Chapter 11 bankruptcy protection. As a result of this bankruptcy filing, we do not expect in future periods to collect management fees on the invested capital associated with EFH that is held through our 2006 Fund.  For the quarter ended March 31, 2014, EFH contributed approximately $3 million to our 2006 Fund management fees and such fees are expected to cease beginning with the second quarter of 2014. As of March 31, 2014, our investment in EFH had a carrying value of zero.

Expenses

Expenses were $118.5 million for the three months ended March 31, 2014, an increase of $25.1 million, compared to expenses of $93.4 million for the three months ended March 31, 2013. The increase was primarily the result of an increase in compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense, as well as an increase in headcount.

Fee Related Earnings

Fee related earnings were $53.6 million for the three months ended March 31, 2014, an increase of $12.9 million, compared to fee related earnings of $40.7 million for the three months ended March 31, 2013. The increase was due to the increase in fees partially offset by increase in expenses and fees as described above.

Investment Income (Loss)

Investment income was $188.1 million for the three months ended March 31, 2014, a decrease of $38.3 million, compared to investment income of $226.4 million for the three months ended March 31, 2013. This decrease was primarily driven by a lower level of gross carried interest, partially offset by a decrease in allocation to the KKR carry pool.

Realized carried interest for the three months ended March 31, 2014 consisted primarily of realized gains from the partial sales of Jazz Pharmaceuticals, Inc. (NASDAQ: JAZZ), Santander Consumer USA and NXP Semiconductors N.V.

Realized carried interest for the three months ended March 31, 2013 consisted primarily of realized gains from the partial sales of HCA, Inc. and Jazz Pharmaceuticals, Inc.

The following table presents net unrealized carried interest by investment vehicle for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

European Fund III	84,529	33,363
2006 Fund	60,707	178,855
Asian Fund	60,689	44,495
North America Fund XI	17,771	—
Real Estate Partners Americas	7,230	—
E2 Investors	1,418	2,153
European Fund	876	19
China Growth Fund	(1,484)	—
Co-Investment Vehicles and Other	(4,620)	17,429
European Fund II	(30,989)	29,363
Millennium Fund	(47,032)	5,122
Total (a)	$149,095	$310,799

(a)                                 The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented, which for the three months ended March 31, 2014, consisted of Asian Fund II and Energy Income and Growth Fund.

For the three months ended March 31, 2014, the net unrealized carried interest gain of $149.1 million included $269.9 million representing net increases in the value of various portfolio companies which were partially offset by $120.8 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

For the three months ended March 31, 2014, the value of our private equity investment portfolio increased 4.5%. Increased share prices of various publicly held investments comprised approximately 31% of the net increase in value for the three months ended March 31, 2014, the most significant of which were gains on NXP Semiconductors N.V., HCA, Inc. and Pets at Home Group Plc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far Eastern Horizon Ltd., Tarkett S.A. and ProSiebenSat.1 Media AG. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to United Envirotech Limited, Alliance Boots GmbH and Avincis Group. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Laureate Education, Inc. and Toys R Us. The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Avincis Group, an increase that primarily reflects the valuation of an agreement to sell the investment that was announced in March 2014  and (iii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains for the three months ended March 31, 2014 resulted primarily from the partial sales of Jazz Pharmaceuticals, Inc., Santander Consumer USA and NXP Semiconductors N.V. During the three months ended March 31, 2014, we wrote off A.T.U Auto-Teile-Unger, which did not have a material impact on our net carried interest.

For the three months ended March 31, 2013, the net unrealized carried interest of $310.8 million included $378.5 million primarily reflecting net increases in the value of various portfolio companies which were partially offset by $67.7 million of reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales.

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

Economic Net Income (Loss)

Economic net income in our Private Markets segment was $241.1 million for the three months ended March 31, 2014, a decrease of $25.6 million, compared to economic net income of $266.7 million for the three months ended March 31, 2013. The decrease in investment income as described above was the primary contributor to the period over period increase in economic net income.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2013 to March 31, 2014:

($ in thousands)
December 31, 2013	$61,242,900
New Capital Raised	588,900
Distributions	(2,189,600)
Net Changes in Fee Base of Certain Funds	(933,800)
Change in Value	1,811,900
March 31, 2014	$60,520,300

AUM for the Private Markets segment was $60.5 billion at March 31, 2014, a decrease of $0.7 billion, compared to $61.2 billion at December 31, 2013. The decrease was primarily attributable to distributions to private equity fund investors of $2.2 billion comprised of $1.4 billion of realized gains and $0.8 billion of return of original cost. This decrease was partially offset by appreciation in the market value of our private equity portfolio of $1.8 billion.

The appreciation in the market value of our private equity portfolio were driven primarily by net unrealized gains of $0.6 billion, $0.5 billion and $0.3 billion in our 2006 Fund, European Fund III and Asian Fund, respectively. Approximately 31% of the net change in value for the three months ended March 31, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on NXP Semiconductors N.V., HCA, Inc. and Pets at Home Group Plc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far Eastern Horizon Ltd., Tarkett S.A. and ProSiebenSat.1 Media AG. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to United Envirotech Limited, Alliance Boots GmbH and Avincis Group. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Laureate Education, Inc. and Toys R Us. The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Avincis Group, an increase that primarily reflects the valuation of an agreement to sell the investment that was announced in March 2014  and (iii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

As of March 31, 2014, our AUM excluded approximately $0.7 billion of unallocated commitments from a strategic partnership with a state pension plan, and $3.4 billion in commitments in connection with other infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2013 to March 31, 2014:

($ in thousands)
December 31, 2013	$50,156,300
New Capital Raised	435,300
Distributions	(1,426,500)
Net Changes in Fee Base of Certain Funds	(964,700)
Change in Value	10,600
March 31, 2014	$48,211,000

FPAUM in our Private Markets segment was $48.2 billion at March 31, 2014, a decrease of $2.0 billion, compared to $50.2 billion at December 31, 2013. The decrease was primarily attributable to distributions of $1.4 billion to private equity fund investors and a reduction of $1.0 billion reflecting the impact of our European Fund III entering its post-investment period. These decreases were partially offset by new capital raised of $0.4 billion relating primarily to additional capital raised in our Energy Income and Growth Fund.

Committed Dollars Invested

Committed dollars invested were $2.6 billion for the three months ended March 31, 2014, an increase of $2.0 billion compared to $0.6 billion for the three months ended March 31, 2013. The increase was due to the increase in the size of private equity investments closed during the three months ended March 31, 2014 as compared with the three months ended March 31, 2013.  Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher committed dollars invested, relative to transactions in our real assets businesses.  The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of committed dollars invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. In the three months ended March 31, 2014, there were 13 transactions with a total combined transaction value of approximately $9.1 billion compared to 15 transactions with a total combined transaction value of approximately $1.1 billion for the three months ended March 31, 2013.

Uncalled Commitments

As of March 31, 2014, our Private Markets Segment had $18.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$72,354	$46,358
Incentive Fees	17,019	18,849
Management and Incentive Fees	89,373	65,207
Monitoring and Transaction Fees:
Monitoring Fees	—	—
Transaction Fees	6,022	3,106
Fee Credits	(4,330)	(2,056)
Net Monitoring and Transaction Fees	1,692	1,050
Total Fees	91,065	66,257
Expenses
Compensation and Benefits	26,745	19,700
Occupancy and Related Charges	2,172	1,542
Other Operating Expenses	8,507	7,826
Total Expenses	37,424	29,068
Fee Related Earnings	53,641	37,189
Investment Income (Loss)
Realized Carried Interest	24,750	—
Unrealized Carried Interest	(129)	20,399
Gross Carried Interest	24,621	20,399
Less: Allocation to KKR Carry Pool	(9,847)	(8,160)
Less: Management Fee Refunds	—	—
Net Carried Interest	14,774	12,239
Realized Other Investment Income (Loss)	—	—
Unrealized Other Investment Income (Loss)	16	62
Total Other Investment Income (Loss)	16	62
Total Investment Income (Loss)	14,790	12,301
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	68,431	49,490
Income (Loss) Attributable to Noncontrolling Interests	522	355
Economic Net Income (Loss)	$67,909	$49,135
Assets Under Management	$41,757,200	$27,913,000
Fee Paying Assets Under Management	$35,400,600	$21,236,100
Committed Dollars Invested	$734,100	$164,900
Uncalled Commitments	$1,728,300	$1,646,400
Gross Dollars Invested	$989,700	$378,000

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Fees

Fees were $91.1 million for the three months ended March 31, 2014, an increase of $24.8 million, compared to fees of $66.3 million for the three months ended March 31, 2013. The increase is primarily attributable to an increase in management fees of $26.0 million, partially offset by a decrease in incentive fees of $1.8 million. The increase in management fees is due primarily to new capital raised, primarily in our Special Situations Fund, our hedge funds platform and our acquisition of Avoca. The decrease in incentive fees is due primarily to a decrease in incentive fees received from KFN, partially offset by an increase in incentive fees received from Corporate Capital Trust (a BDC sub-advised by KAM) and our acquisition of Avoca. Incentive fees are typically determined for the twelve-month periods ending in either the second and fourth quarters of the calendar year. Due to the scheduled payments of such fees, incentive fees can generally be expected to be larger in the fourth quarter than in the second quarter assuming performance thresholds have been met. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result may vary significantly from period to period.

On April 30, 2014, we completed our merger with KFN and subsequent to the close of the transaction we will no longer report management fees or incentive fees from KFN. Such gross management fees and incentive fees amounted to $10.0 million and $12.9 million, respectively for the three months ended March 31, 2014. While fees are expected to decrease, investment income, not currently reflected, is expected to be earned from KFN’s business by KKR.

Expenses

Expenses were $37.4 million for the three months ended March 31, 2014, an increase of $8.3 million, compared to expenses of $29.1 million for the three months ended March 31, 2013. The increase was primarily due to (i) an increase in compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense, (ii) an increase in headcount and (iii) the acquisition of Avoca, which became part of KKR during the three months ended March 31, 2014.

Fee Related Earnings

Fee related earnings were $53.6 million for the three months ended March 31, 2014, an increase of $16.4 million, compared to fee related earnings of $37.2 million for the three months ended March 31, 2013. The increase was attributable to the increase in fees, partially offset by the increase in expenses, in each case as described above.

Investment Income (Loss)

Investment income was $14.8 million for the three months ended March 31, 2014, an increase of $2.5 million compared to investment income of $12.3 million for the three months ended March 31, 2013. The increase is primarily attributable to higher net carried interest resulting from a larger increase in the net asset values of certain carry-eligible investment vehicles in the three months ended March 31, 2014 compared to the prior period. During the three months ended March 31, 2014, we realized $24.8 million of carried interest from an alternative credit account.

Economic Net Income (Loss)

Economic net income was $67.9 million for the three months ended March 31, 2014, an increase of $18.8 million, compared to economic net income of $49.1 million for the three months ended March 31, 2013. The increase is attributable to the increase in both fee related earnings as well as investment income.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2013 to March 31, 2014:

($ in thousands)
December 31, 2013	$33,077,400
New Capital Raised	1,121,000
Acquisitions	8,423,000
Distributions	(544,800)
Redemptions	(781,500)
Change in Value	462,100
March 31, 2014	$41,757,200

AUM in our Public Markets segment totaled $41.8 billion at March 31, 2014, an increase of $8.7 billion compared to AUM of $33.1 billion at December 31, 2013. The increase for the period was primarily due to the acquisition of Avoca, which contributed $8.4 billion of AUM and a $1.1 billion increase in new capital raised of certain investment vehicles. These increases were partially offset by $1.3 billion of redemptions and distributions from certain investment vehicles. On April 30, 2014, we completed our merger with KFN and consequently expect a decrease in AUM. As of March 31, 2014, $7.5 billion of AUM attributable to KFN and certain CLOs will not be included in AUM in future quarters.

Fee Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2013 to March 31, 2014:

($ in thousands)
December 31, 2013	$27,241,200
New Capital Raised	1,110,200
Acquisitions	7,971,000
Distributions	(454,000)
Redemptions	(781,500)
Change in Value	313,700
March 31, 2014	$35,400,600

FPAUM in our Public Markets segment was $35.4 billion at March 31, 2014, an increase of $8.2 billion compared to FPAUM of $27.2 billion at December 31, 2013. The increase was primarily due to the acquisition of Avoca, which contributed $8.0 billion of FPAUM and $1.1 billion of new capital raised, partially offset by $1.2 billion of redemptions and distributions from certain investment vehicles. On April 30, 2014, we completed our merger with KFN and consequently expect a decrease in FPAUM. As of March 31, 2014, $2.7 billion of FPAUM attributable to KFN and certain CLOs will not be included in FPAUM in future quarters.

Committed Dollars Invested

Committed dollars invested were $734.1 million for the three months ended March 31, 2014, an increase of $569.2 million, compared to committed dollars invested of $164.9 million for the three months ended March 31, 2013. The increase is primarily due to a higher level of net capital deployed, primarily in our special situations and mezzanine strategies.

Uncalled Commitments

As of March 31, 2014, our Public Markets segment had $1.7 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

Gross dollars invested were $989.7 million for the three months ended March 31, 2014, an increase of $611.7 million, compared to gross dollars invested of $378.0 million for the three months ended March 31, 2013. The increase is primarily due to a higher level of investment activity in our special situations, direct lending and mezzanine strategies.

Capital Markets and Principal Activities Segment

The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Principal Activities segment for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Fees
Management and Incentive Fees:
Management Fees	$—	$—
Incentive Fees	—	—
Management and Incentive Fees	—	—
Monitoring and Transaction Fees:
Monitoring Fees	—	—
Transaction Fees	64,474	20,781
Fee Credits	—	—
Net Monitoring and Transaction Fees	64,474	20,781
Total Fees	64,474	20,781
Expenses
Compensation and Benefits	15,272	7,461
Occupancy and Related Charges	457	355
Other Operating Expenses	4,235	2,862
Total Expenses	19,964	10,678
Fee Related Earnings	44,510	10,103
Investment Income (Loss)
Realized Carried Interest	—	—
Unrealized Carried Interest	—	—
Gross Carried Interest	—	—
Less: Allocation to KKR Carry Pool	—	—
Less: Management Fee Refunds	—	—
Net Carried Interest	—	—
Realized Other Investment Income (Loss)	192,892	153,156
Unrealized Other Investment Income (Loss)	85,964	169,015
Total Other Investment Income (Loss)	278,856	322,171
Total Investment Income (Loss)	278,856	322,171
Income (Loss) Before Noncontrolling Interests in Income (Loss) of Consolidated Entities	323,366	332,274
Income (Loss) Attributable to Noncontrolling Interests	2,165	348
Economic Net Income (Loss)	$321,201	$331,926
Syndicated Capital	$91,400	$61,000

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Fees

Fees were $64.5 million for the three months ended March 31, 2014, an increase of $43.7 million, compared to fees of $20.8 million for the three months ended March 31, 2013. Transaction fees increased primarily due to an increase in both the number and size of capital markets transactions in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Overall, we completed 43 capital markets transactions for the three months ended March 31, 2014 of which 4 represented equity offerings and 39 represented debt offerings, as compared to 32 transactions for the three months ended March 31, 2013 of which 3 represented equity offerings and 29 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Expenses

Expenses were $20.0 million for the three months ended March 31, 2014, an increase of $9.3 million, compared to expenses of $10.7 million for the three months ended March 31, 2013. The increase was largely due to an increase in compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense, as well as increased headcount in our capital markets business in connection with the growth of this segment.

Fee Related Earnings

Fee related earnings were $44.5 million for the three months ended March 31, 2014, an increase of $34.4 million, compared to fee related earnings of $10.1 million for the three months ended March 31, 2013. The increase was primarily attributable to the increase in fees, partially offset by the increase in expenses, in each case as described above.

Investment Income (Loss)

Investment income was $278.9 million for the three months ended March 31, 2014, a decrease of $43.3 million, compared to investment income of $322.2 million for the three months ended March 31, 2013. The following table reflects the components of investment income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net Realized Gains (Losses)	$181,728	$153,627
Net Unrealized Gains (Losses)	85,964	169,015
Interest Income	22,781	8,976
Dividend Income	6,783	6,786
Interest Expense	(18,400)	(16,233)
Other Investment Income (Loss)	$278,856	$322,171

For the three months ended March 31, 2014, net realized gains were comprised primarily of $182.9 million of realized gains from the sale or partial sale of private equity investments, the most significant of which were NXP Semiconductors N.V., ProSiebenSat.1 Media AG and Kion Group AG (XETRA: KGX). These realized gains were partially offset by $1.2 million of realized losses across our non-private equity portfolio. Realized investment losses from principal investments that were already written down as of October 1, 2009 that have been excluded from net realized gains (losses) above amounted to approximately $55.5 million for the three months ended March 31, 2014 and related to the write-off of A.T.U Auto Teile Unger. The net unrealized gains related primarily to increases in the value of various investments, most notably WMI Holdings Corp. (financial services sector), HCA, Inc. and Alliance Boots GmbH, partially offset by unrealized losses on ProSiebenSat.1 Media AG, The Nielsen Company B.V and Energy Future Holdings Corp., as well as reversals of unrealized gains on the sale of ProSiebenSat.1 Media AG, Kion Group AG and The Nielsen Company B.V. For further discussion of private equity valuation changes, refer to “—Private Markets Segment.”

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

Economic Net Income (Loss)

Economic net income was $321.2 million for the three months ended March 31, 2014, a decrease of $10.7 million, compared to economic net income of $331.9 million for the three months ended March 31, 2013. This decrease was due to the decrease in investment income described above partially offset by the increase in fee related earnings.

Syndicated Capital

Syndicated capital was $91.4 million for the three months ended March 31, 2014, an increase of $30.4 million compared to syndicated capital of $61.0 million for the three months ended March 31, 2013. The increase is primarily due to an increase in the size of syndication transactions when compared to three months ended March 31, 2013.

Segment Book Value

The following tables present our segment statement of financial condition as of March 31, 2014, and December 31, 2013:

	As of March 31, 2014	As of December 31, 2013
	($ in thousands, except per unit amounts)
Cash and short-term investments	$2,139,940	$2,161,097
Investments	5,380,306	4,980,265
Unrealized carry (a)	1,276,776	1,179,338
Other assets	695,246	662,357
Total assets	$9,492,268	$8,983,057

Debt obligations	$1,000,000	$1,000,000
Other liabilities	271,668	149,196
Total liabilities	1,271,668	1,149,196

Noncontrolling interests	74,838	71,261

Book value	$8,145,762	$7,762,600

Book value per adjusted unit	$11.18	$10.83

(a) Unrealized Carry
Private Markets	$1,214,510	$1,116,996
Public Markets	62,266	62,342
Total	$1,276,776	$1,179,338

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding to Adjusted Units and KKR & Co. L.P. Partners’ Capital to Book Value:

As of
March 31, 2014
GAAP Common Units Outstanding - Basic	300,354,288
Unvested Common Units (a)	30,098,382
Other Exchangable Securities (b)	4,904,472
GAAP Common Units Outstanding - Diluted	335,357,142
Adjustments:
KKR Holdings Units (c)	393,357,457
Adjusted Units	728,714,599

As of
March 31, 2014
($ in thousands, except unit and per unit amounts)
KKR & Co. L.P. partners’ capital	$3,011,683

Noncontrolling interests held by KKR Holdings L.P.	5,118,491

Equity impact of KKR Management Holdings Corp. and other	15,588

Book value	8,145,762

Adjusted units	728,714,599

Book value per adjusted unit	$11.18

(a)                                 Represents equity awards granted under the Equity Incentive Plan. The issuance of common units of KKR & Co. L.P. pursuant to awards under the Equity Incentive Plan dilutes KKR common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business.

(b)                                 Represents securities in a subsidiary of a KKR Group Partnership that are exchangeable into KKR & Co. L.P. common units issued in connection with the acquisition of Avoca.

(c)                                  Common units that may be issued by KKR & Co. L.P. upon exchange of units in KKR Holdings L.P. for KKR common units.

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CLOs and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on an unconsolidated basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, including the sale of investments and other principal assets; (iii) funding capital commitments that we have made to our funds and CLOs, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting commitments within our capital markets business; (vi) distributing cash flow to our fund investors and unitholders; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2014, we had cash and short-term investments on a segment basis of $2.1 billion.

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) realizations on and sales of investments and other principal assets including our investments in CLO entities; and (iv) borrowings under our credit facilities, debt offerings and other borrowing arrangements. In addition, we may generate cash proceeds from sales of our common units described below.

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments’ fair value. As of March 31, 2014, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds’ limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next realization event would be expected to result in the payment of carried interest.

As of March 31, 2014, netting holes existed at certain of our private equity funds, the most significant of which were our domestic Millennium Fund partnership and domestic 2006 Fund partnership, which had netting holes of approximately $55 million and $51 million, respectively. However, in accordance with the criteria set forth above, funds may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future. As of March 31, 2014, no private equity funds, other than the domestic Millennium Fund partnership and domestic 2006 Fund partnership had a netting hole greater than $50 million.

We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

For the three months ended March 31, 2014, there were no borrowings made, and as of March 31, 2014, no borrowings were outstanding under either of the revolving credit agreements described below, except for a letter of credit under the Corporate Credit Agreement described further below. We may, however, utilize these facilities prospectively in the normal course of our operations.

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

Common Units

•        On April 12, 2013, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 2,500,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (2) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on May 6, 2013. As of March 31, 2014, 2,043,473 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of March 31, 2014.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments, CLO vehicles and any net capital requirements of our capital markets companies; (ii) service debt obligations that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings as described below; (v) make cash distributions in accordance with our distribution policy; (vi) underwrite commitments within our capital markets business and (vii) acquire additional principal assets, including the acquisition of other investment advisory and capital markets businesses. We may also require cash to fund contingent obligations including those under clawback, net loss sharing arrangements, contingent purchase price payments in connection with our acquisitions of or investments in equity stakes in other businesses or obligations in connection with the defense, prosecution, or settlement of legal claims. See “—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis.” We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of March 31, 2014:

Uncalled Commitments
($ in thousands)
Private Markets
North America Fund XI	$274,100
Energy Income and Growth Fund	191,600
Real Estate Partners Americas	154,700
European Fund III	68,500
Asian Fund II	67,300
2006 Fund	61,700
Infrastructure	16,300
Natural Resources	11,100
Other Private Equity Funds	11,000
Co-Investment Vehicles	32,900
Total Private Markets Commitments	889,200

Public Markets
Special Situations Vehicles	98,300
Mezzanine Fund	20,300
Direct Lending Vehicles	12,400
Total Public Markets Commitments	131,000

Total Uncalled Commitments	$1,020,200

As of March 31, 2014, KKR had unfunded commitments consisting of (i) $1,020.2 million, as shown above, to its active private equity and other investment vehicles, (ii) $340.2 million in connection with commitments by KKR’s capital markets business and (iii) $139.6 million relating to Merchant Capital Solutions as described below and certain other investment commitments. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

In addition to the commitments described above, KKR has earmarked approximately $850 million to fund, acquire and develop new strategies, products and initiatives including private equity, infrastructure, alternative credit, CLOs and other strategies. The amounts earmarked to fund and develop new strategies, products and initiatives may be revised or terminated by KKR in its discretion from time to time.

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

Merchant Capital Solutions

Merchant Capital Solutions LLC (“MCS”, formerly known as “MerchCap Solutions LLC”) is a joint venture partnership with Stone Point Capital (“Stone Point”) and CPPIB Credit Investments, Inc. (“CPPIB”). MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain principal investments to support client needs. KKR and Stone Point each committed $150 million of equity and CPPIB committed an additional $50 million to MCS to support its business. KKR’s remaining commitment is approximately $129 million as of March 31, 2014. KKR expects that certain capital markets activities for third parties (other than KKR and its portfolio companies) will be principally conducted by MCS.

Acquisition of Avoca Capital

On February 19, 2014, KKR closed its previously announced acquisition of 100% of the equity interests of Avoca. Avoca is a European credit investment manager with approximately $8.2 billion in assets under management as of March 31, 2014. The initial purchase price was paid by KKR at the closing in cash and securities representing the right to receive KKR & Co. L.P. common units upon the election of holders of such securities. Further information on this acquisition is presented in Note 14 of our financial statements included elsewhere in this report.

Acquisition of KFN

On April 30, 2014, KKR completed its acquisition of with KFN. KFN was managed by KKR Financial Advisors LLC, a subsidiary of KKR, pursuant to a management agreement. At the effective time of the merger, each common share of KFN issued and outstanding immediately prior to the effective time (excluding any common shares held by KKR Fund Holdings or any of its subsidiaries or KFN or any of its wholly-owned subsidiaires) was converted into the right to receive 0.51 KKR common units of KKR & Co. L.P. together with cash in lieu of fractional units resulting in the issuance of 104.3 million common units.

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

For the three months ended March 31, 2014, no cash payments were made under the tax receivable agreement. As of March 31, 2014, $1.3 million of cumulative income tax savings have been realized.

Distributions

We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business and 40% of the net cash income from our realized principal investments, in each case in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other obligations. For purposes of our distribution policy, distributions are expected to consist of (i) FRE, (ii) carry distributions received from our investment funds which have not been allocated as part of our carry pool and (iii) a percentage of net realized principal investment income. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) non-controlling interests and (iii) amounts determined by us to be necessary or appropriate for the conduct of our business and other matters as discussed above. Due to the completion of our acquisition of KFN, we expect that the next quarterly cash distribution will include 100% of KFN’s realized earnings for the applicable period.

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

The following table presents our distribution calculation for the three months ended March 31, 2014 and 2013 as described above.

	Three Months Ended March 31,
($ in thousands except per unit data)	2014	2013
Cash Revenues
Fees	$327,623	$221,114
Realized cash carry	193,550	88,167
Net realized principal investment income	192,892	153,156
Total Cash Revenue	714,065	462,437

Cash Expenses
Realized cash carry allocated to carry pool	77,420	35,267
Compensation and benefits	108,915	75,162
Occupancy and related charges	14,189	13,322
Other operating expenses	52,801	44,630
Total Cash Expenses	253,325	168,381

Cash income (loss) before noncontrolling interests and local taxes	460,740	294,056

Less: local income taxes	(10,730)	(2,341)
Less: noncontrolling interests	(3,202)	(1,101)
Total distributable earnings	446,808	290,614

Less: estimated current corporate income taxes	(33,445)	(16,727)

Distributable Earnings, net of taxes	413,363	273,887

Less: Undistributed net realized principal investment income	(115,735)	(91,894)

Distributed Earnings	$297,628	$181,993

Distributable Earnings, net of taxes per KKR & Co. L.P. common unit	$0.59	$0.40

Distribution per KKR & Co. L.P. common unit	$0.43	$0.27

Components of Distribution per KKR & Co. L.P. common unit

After-tax FRE	$0.15	$0.10
Realized Cash Carry	$0.17	$0.08
Distributed Net Realized Principal Investment Income	$0.11	$0.09

Adjusted Units Eligible For Distribution	696,070,615	686,761,268

Payout Ratio	72.0%	66.4%

The following table provides a reconciliation of KKR’s Adjusted Units to Adjusted Units Eligible of Distribution:

As of March 31, 2014
Adjusted Units	728,714,599
Adjustments:
Unvested Common Units	(30,098,382)
Unvested Other Exchangeable Units	(2,545,602)
Adjusted Units Eligible for Distribution	696,070,615

Net Realized Principal Investment Income

Net realized principal investment income refers to net cash income from (i) realized investment gains and losses excluding certain realized investment losses from principal investments to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009, (ii) dividend income and (iii) interest income net of interest expense less certain compensation and general and administrative expenses incurred in the generation of net realized principal investment income, if any, in each case generated by KKR’s principal investments held on or through KKR’s balance sheet in our Capital Markets and Principal Activities segment. This is a term to describe a portion of KKR’s quarterly distribution. Realized investment losses from principal investments that were already written down as of October 1, 2009 that have been excluded from net realized principal investment income as described above in (i) above amounted to approximately $55.5 million for the three months ended March 31, 2014.

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

Total distributable earnings were $446.8 million for the three months ended March 31, 2014, an increase of $156.2 million, compared to $290.6 million for the three months ended March 31, 2013. The increase was primarily attributable to an increase in fees of $106.5 million, an increase in realized cash carry of $105.4 million and an increase in net realized principal investment income of $39.7 million, partially offset by an increase in realized cash carry allocated to carry pool of $42.2 million and increase in compensation and benefits of $33.8 million. From March 31, 2014 to April 24, 2014, we have announced six realization events that are expected to contribute approximately $0.40 per unit to the second quarter distribution based on the number of common units outstanding prior to our acquisition of KFN.  Including the common units issued in connection with the acquisition of KFN, these transactions are expected to contribute approximately $0.35 per unit to the second quarter distribution.  Whether this amount is actually declared is subject to the decision of our board of directors, the closing of certain transactions, and other factors that may not be in our control.  For a discussion of our distributions, see “—Sources of Liquidity”.

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2014 on an unconsolidated basis before the consolidation of funds and CLOs:

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$1,020.2	$—	$—	$—	$1,020.2
Debt payment obligations (2)	—	—	—	1,000.0	1,000.0
Interest obligations on debt (3)	59.4	118.8	118.8	710.1	1,007.1
Underwriting commitments (4)	249.8	—	—	—	249.8
Lending commitments (5)	90.4	—	—	—	90.4
Other commitments (6)	139.6	—	—	—	139.6
Lease obligations	46.9	91.4	74.8	84.4	297.5
Total	$1,606.3	$210.2	$193.6	$1,794.5	$3,804.6

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

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2014 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2014, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)                                 Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)                                 Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)                                 Represents our commitment to MCS and certain other investment commitments. See “—Liquidity—Liquidity Needs—Merchant Capital Solutions.”

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2014, a payable of $102.0 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2014, approximately $7.6 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement.”

The commitment table above excludes contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of March 31, 2014, the recorded amounts of these contingent consideration obligations were approximately $134.3 million.

The commitment table above excludes amounts recorded for litigation matters because the ultimate amount and timing of the amounts to be paid, if any, are not presently known. See the consolidated financial statements of KKR and the related notes included elsewhere in this report.

In the normal course of business, we enter into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of our consolidated funds and CLOs have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred. However, based on prior experience, we expect the risk of material loss to be low.

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of March 31, 2014, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2014 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,451.0 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of March 31, 2014, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $469.9 million as of March 31, 2014.

Prior to the KPE Transaction in 2009, certain of our principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that our principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $199.1 million as of March 31, 2014. Using valuations as of March 31, 2014, no amounts are due with respect to the clawback obligation required to be funded by our principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and our principals who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CLOs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2014. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds and CLOs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$18,434.2	$—	$—	$—	$18,434.2
Debt payment obligations (2)	—	907.6	188.2	2,184.7	3,280.5
Interest obligations on debt (3)	112.4	196.1	159.5	822.5	1,290.5
Underwriting commitments (4)	249.8	—	—	—	249.8
Lending commitments (5)	90.4	—	—	—	90.4
Other commitments (6)	139.6	—	—	—	139.6
Lease obligations	46.9	91.4	74.8	84.4	297.5
Total	$19,073.3	$1,195.1	$422.5	$3,091.6	$23,782.5

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

(2)                                 Amounts include (i) the 2020 Senior Notes and 2043 Senior Notes of $1.0 billion gross of unamortized discount, (ii) financing arrangements entered into by our consolidated funds with the objective of enhancing returns or providing liquidity to the funds of $1.0 billion and (iii) debt securities issued by our consolidated CLOs of $1.2 billion. Debt securities issued by consolidated CLOs are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations with respect to financing arrangements at our consolidated funds.

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2014 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2014, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)                                 Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)                                 Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)                                 Represents our commitment to MCS and certain other investment commitments. See “—Liquidity—Liquidity Needs—Merchant Capital Solutions.”

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2014, a payable of $102.0 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2014, approximately $7.6 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement.”

The commitment table above excludes contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of March 31, 2014, the recorded amounts of these contingent consideration obligations were approximately $134.3 million.

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

Condensed Consolidated Statement of Cash Flows

The accompanying condensed consolidated statements of cash flows include the cash flows of our consolidated entities which, in particular, include our consolidated funds and CLOs notwithstanding the fact that we may hold only a minority economic interest in those funds and CLOs. The assets of our consolidated funds and CLOs, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our condensed consolidated statements of cash flows. The primary cash flow activities of our consolidated funds and CLOs involve: (i) capital contributions from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds and CLOs are treated as investment companies for accounting purposes, certain of these cash flow amounts are included in our cash flows from operations.

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $(0.9) billion and $1.5 billion during the three months ended March 31, 2014 and 2013, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments by our funds and CLOs of $(1.0) billion and $1.1 billion during the three months ended March 31, 2014 and 2013, respectively; (ii) net realized gains (losses) on investments of $0.8 billion and $1.0 billion during the three months ended March 31, 2014  and 2013, respectively; and (iii) change in unrealized gains (losses) on investments of $1.2 billion and $1.3 billion during the three months ended March 31, 2014 and 2013, respectively. Certain KKR funds and CLOs are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $(68.5) million and $60.4 million during the three months ended March 31, 2014 and 2013, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $1.9 million and $1.3 million as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $7.7 million and $(61.7) million during the three months ended March 31, 2014 and 2013, respectively as well as cash paid for acquisitions, net of cash acquired of $(58.9) million for the three months ended March 31, 2014.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $1.0 billion and $(1.3) billion during the three months ended March 31, 2014 and 2013, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $0.9 billion and $(1.6) billion during the three months ended March 31, 2014 and 2013, respectively; (ii) net proceeds received net of repayment of debt obligations of $0.2 billion and $0.5 billion during the three months ended March 31, 2014 and 2013, respectively; and (iii) distributions to our partners of $(138.3)million and $(177.4) million during the three months ended March 31, 2014 and 2013, respectively.

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

Principles of Consolidation

The types of entities with which KKR is involved generally include (i) subsidiaries, including management companies, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have all the attributes of an investment company like investment funds and (iii) CLOs. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.

Pursuant to its consolidation policy, KKR first considers whether an entity is considered a variable interest entity (“VIE”) and therefore whether to apply the consolidation guidance under the VIE model.  Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.

With respect to KKR’s consolidated funds that are not CLOs, KKR meets the criteria for the Deferral and therefore applies the consolidation rules that existed prior to January 1, 2010.  For these funds, KKR generally has operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As a result, a fund should be consolidated unless KKR has a nominal level of equity at risk. To the extent that KKR commits a nominal amount of equity to a given fund and has no obligation to fund any future losses, the equity at risk to KKR is not considered substantive and the fund is typically considered a VIE. In these cases, the fund investors are generally deemed to be the primary beneficiaries, and KKR does not consolidate the fund. In cases when KKR’s equity at risk is deemed to be substantive, the fund is generally considered to be a VOE and KKR generally consolidates the fund under the VOE model.

With respect to CLOs, which are generally VIE’s, the criteria for the Deferral are not met and therefore KKR applies the consolidation rules issued on January 1, 2010.  In its role as collateral manager, KKR generally has the power to direct the activities of the CLO entities that most significantly impact the economic performance of the entity.  In some, but not all cases, KKR, through both its residual interest in the CLO and the potential to earn an incentive fee, may have variable interests that represent an obligation to absorb losses of or a right to receive benefits from the CLO that could potentially be significant to KKR.  In cases where KKR has both (a) the power to direct the activities of the CLO that most significantly impact the CLOs economic performance and (b) the obligation to absorb losses of the CLO or the right to receive benefits from the CLO that could potentially be significant to the CLO, KKR consolidates the CLO.

Certain of KKR’s funds and CLOs are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds and vehicles. KKR’s financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and vehicles on a gross basis, and the majority of the economic interests in those funds, which are held by fund investors or other stakeholders, are attributed to noncontrolling interests or appropriated capital in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds and entities are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR’s attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners’ capital.

KKR’s funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments, including investments in portfolio companies, even if majority-owned and controlled. Rather, the consolidated funds and vehicles reflect their investments at fair value as described below in “Fair Value Measurements”. All intercompany transactions and balances have been eliminated.

Investments

Investments consist primarily of private equity, real assets, credit, investments of consolidated CLOs, equity method and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, “Investments.”

The following describes the types of securities held within each investment class.

Private Equity —Consists primarily of equity investments in operating businesses.

Real Assets —Consists primarily of investments in (i) oil and natural gas properties (“energy”), (ii) infrastructure assets, and (iii) residential and commercial real estate assets and businesses (“real estate”).

Credit —Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in unconsolidated CLOs.

Investments of Consolidated CLOs — Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLO vehicles.

Equity Method —Consists primarily of investments in which KKR has significant influence, including investments in unconsolidated investment funds.

Other —Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit or equity method investments.

Fair Value Measurements

Investments and other financial instruments are measured and carried at fair value. The majority of investments and other financial instruments are held by the consolidated funds and vehicles. KKR’s funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value. KKR has retained the specialized accounting for the consolidated funds and vehicles in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments held by KKR’s funds are reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

For investments and other financial instruments that are not held in a consolidated fund or vehicle, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated funds and vehicles. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodologies applied to investments and other financial instruments that are held in consolidated funds and vehicles. In addition, KKR has elected the fair value option for the investments and debt obligations of the consolidated CLO vehicles.

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the condensed consolidated statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Fixed Assets is presented in Note 7, “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities”. Further information on Goodwill and Intangible Assets is presented in Note 15 “Goodwill and Intangible Assets.” Further information on contingent consideration is presented in Note 14 “Acquisitions.” KKR’s debt obligations, except for KKR’s 2020 and 2043 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. Further information on KKR’s 2020 and 2043 Senior Notes are presented in Note 9, “Debt Obligations.” The fair values for KKR’s 2020 and 2043 Senior Notes were derived using Level II inputs similar to those utilized in valuing credit investments.

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 15.4% of total investments measured and reported at fair value as Level I at March 31, 2014.

Level II

Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 10.4% of total investments measured and reported at fair value as Level II at March 31, 2014.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and credit investments for which a sufficiently liquid trading market does not exist. We classified 74.2% of total investments measured and reported at fair value as Level III at March 31, 2014. The valuation of our Level III investments at March 31, 2014 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 82% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2014, the overall weights ascribed to the market comparables methodology and the discounted cash flow methodology for our Level III private equity investments were 49% and 51%, respectively. As of March 31, 2014, we believe that the approach of using both the market multiples methodology and the discounted cash flow methodology resulted in valuations of our aggregate Level III private equity portfolio that were only marginally higher than if only the discounted cash flow methodology had been used and that were only marginally lower than if only the market comparables methodology had been used.

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

CLO Debt Obligations: The senior secured and subordinated notes of the consolidated CLOs are valued based on dealer quotes and in situations where third party quotes are unavailable, a discounted cash flow analysis. When discounted cash flow analyses are utilized, the significant unobservable inputs used in the fair value measurement of the senior secured and subordinated notes include the discount rate, default rate and recovery rates applied in the valuation models.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit (including investments held by consolidated CLOs) and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams for energy, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations annually for all Level III investments in Private Markets and quarterly for at least a majority of such investments. For most investments classified as Level III in Public Markets, in general, an independent valuation firm is engaged by us to provide third party valuations, or ranges of valuations from which our investment professionals select a preliminary valuation, or an independent valuation firm is engaged by us to perform certain procedures in order to assess the reasonableness of our valuations. All preliminary valuations in Private Markets and Public Markets are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm’s management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

As of March 31, 2014, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of Private Markets investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of March 31, 2014, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our principal investments.

As of March 31, 2014, investments which represented greater than 5% of consolidated investments consisted of Alliance Boots GmbH valued at $4.8 billion. On a segment basis, as of March 31, 2014, investments which represented greater than 5% of total reportable segments investments consisted of Alliance Boots GmbH valued at $665.0 million and HCA Inc. valued $315.9 million.

Revenue Recognition

Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds and CLOs, a specialty finance company, and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies and (iv) consulting and other fees earned by consolidated entities from providing advisory and other services. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of March 31, 2014, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

Recognition of Investment Income

Investment income consists primarily of the net impact of: (i) realized and unrealized gains and losses on investments, (ii) dividends, (iii) interest income, (iv) interest expense and (v) foreign exchange gains and losses relating to mark-to-market activity on foreign exchange forward contracts, foreign currency options, foreign denominated debt and debt securities issued by consolidated CLOs. Unrealized gains or losses resulting from the aforementioned activity are included in net gains (losses) from investment activities. Upon disposition of an instrument that is marked-to-market, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized. While this reversal generally does not significantly impact the net amounts of gains (losses) that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.

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

Clawback Provision

The partnership documents governing our carry-paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a carry-paying fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled including the effects of any performance hurdle.

Prior to the KPE Transaction, certain KKR principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that KKR principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $199.1 million as of March 31, 2014. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and KKR’s principals who participate in the carry pool.

Net Loss Sharing Provision

Certain private equity funds that were contributed to KKR in the KPE Transaction also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify KKR’s principals for any personal guarantees that they have provided with respect to such amounts.

Recently Issued Accounting Pronouncements

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters,” which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. This guidance was effective as of January 1, 2014. The adoption of this guidance did not have a material impact on KKR’s financial statements for the three months ended March 31, 2014.

Amendments to Investment Company Scope, Measurement, and Disclosures

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies Topic 946 (“ASU 2013-08”) which amends the scope, measurement, and disclosure requirements for investment companies. ASU 2013-08 (i) amends the criteria for an entity to qualify as an investment company, (ii) requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and (iii) introduces new disclosures. This guidance was effective as of January 1, 2014. The adoption of this guidance did not have a material impact on KKR’s financial statements for the three months ended March 31, 2014.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There was no material change in our market risks during the three months ended March 31, 2014. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 24, 2014.

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

On February 19, 2014, we acquired Avoca Capital and its affiliates (as discussed in Note 14 of our financial statements included elsewhere in this report). We are in the process of evaluating the internal controls of the acquired business. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Avoca Capital and its affiliates was excluded from the evaluation of the company’s effectiveness of its disclosure controls and procedures as of March 31, 2014. In the aggregate, this business represented approximately 2.4% of our total consolidated assets and approximately 1.8% of our total consolidated fees as of and for the quarter ended March 31, 2014.

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 16 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 24, 2014.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K and subsequent current reports filed with the SEC, which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

Our acquisition of KFN subjects us to numerous additional risks.

On April 30, 2014, KKR and KFN completed a merger pursuant to which KFN became a subsidiary of KKR.  In the acquisition of KFN, KKR indirectly acquired approximately $6.9 billion estimated fair value of primarily below investment grade corporate loans and securities, including $6.4 billion estimated fair value of corporate debt investments held through CLOs as of March 31, 2014.  These loans and bonds generally involve a higher degree of risk than investment grade rated debt.  Issuers of high yield or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, high yield or unrated debt is often less liquid than investment grade rated debt.  Numerous factors may affect a company’s ability to repay its debt, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the high yield debt.  Many of KFN’s strategies and the value of its assets are also sensitive to changes in interest rates.  These strategies are based on projected leveraged risk-adjusted returns.  If credit spreads on KFN’s borrowings increase and the credit spreads on its portfolio do not also increase, KFN is unlikely to achieve its projected leveraged risk-adjusted returns.  If credit spreads on its portfolio increase in the future, KFN’s existing portfolio will likely experience a reduction in value, which could be material.  As of March 31, 2014 the carrying value of KFN’s oil and natural gas and real estate portfolio was $703.2 million, and KKR’s exposure to those assets has increased in connection with the merger.  The ownership and operation of these real assets is subject to inherent risks, including those described in Exhibit 99.1 to this report.  Similarly, certain risks applicable to the assets in our funds and the management of these assets, are applicable to the assets indirectly acquired in the acquisition KFN, including but not limited to the risks described in our Annual Report on Form 10-K under “Risk Factors — Risks Related the Assets We Manage.”

While KFN has become a subsidiary of KKR, subsequent to the merger, KFN’s indebtedness and Series A preferred shares remain outstanding.  The terms of its indebtedness and preferred shares impose limitations on KFN’s current and future operations and may restrict its ability to make distributions to KKR.  KFN incurs debt in connection with a significant portion of its portfolio and its business is dependent on external sources for funding and access to the capital markets.  As of March 31, 2014, KFN had approximately $657.3 million of total recourse debt outstanding.  KFN’s ability to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance and the value of its portfolio.  There can be no assurance that its operations will generate sufficient cash flows or that new sources of credit will be available to it in an amount sufficient to enable it to pay its indebtedness or to fund other liquidity needs.  If KFN’s cash flows and capital resources were to be insufficient to fund its debt service obligations, KFN would likely face increased pressure to dispose of assets, seek additional capital or restructure or refinance its indebtedness. There is no assurance KFN would be successful in completing such transactions on commercially reasonable terms, if at all.

KFN has also entered into various derivative transactions to manage risks related to, among other things, interest rates, foreign currencies and energy prices.  Hedging instruments may be expensive and may fail to protect KFN from volatility as, among other things, the instrument may not correspond with the underlying risk or management’s decision to enter or executive on a particular hedging strategy may ultimately prove inaccurate or ineffective.  Hedging instruments often involve the risk that a counterparty will not fulfill its contractual obligation.  In such cases, KFN would lose any unrealized profits and would be forced to cover its resale commitments at the then current market price.  Derivate contracts may also require KFN to fund cash payments in the future under certain circumstances, including an event of default or other early termination event, or the decision by a counterparty to request margin in the form of securities or other forms of collateral under the terms of the derivative contract.  KFN has also entered into credit default swaps as hedges and for other purposes, which are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument.  In instances where KFN writes a credit default swap, it would be obligated to pay the buyer of the credit default swap the full notional value of the reference obligation in the event of a credit event.

In addition, the acquisition and integration of KFN involves a number of additional risks that may result in adverse effects on our business, financial condition and results of operations.  For example, the management of KFN’s assets may create conflicts of interest with KKR and the funds it manages.  Appropriately managing conflicts of interest is complex and difficult and we may suffer reputation damage or potential liability if we fail, or appear to fail, to appropriately deal with conflicts as they arise.  See also “Risk Factors—Risks Related to Our Business— Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses” and “— We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition” in our Annual Report on Form 10-K.

KFN’s business is also subject to certain additional risks, as described in Exhibit 99.1 to this report.  As KFN will comprise a significant portion of KKR’s principal assets, a material adverse effect on the business, financial condition and results of operations of KFN may have a material adverse effect on the business, financial condition and results of operation of KKR.

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
DATE: May 6, 2014

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Additional Risks
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2014 and March 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and March 31, 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (vi) the Notes to the Consolidated Financial Statements.

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