Form 10-Q
period 2014-06-30
KKR & Co. L.P.
filed 2014-08-07
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2014, there were 415,463,584 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended June 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the expected synergies from the acquisition of KKR Financial Holdings LLC and Avoca Capital and their affiliates may constitute forward-looking statements that are subject to the risk that the benefits and anticipated synergies from such transactions are not realized. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 24, 2014 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 7, 2014. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

References to “our Managing Partner” are to KKR Management LLC, which acts as our general partner and unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in KKR’s business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals in respect of the carried interest from KKR’s business as part of our “carry pool” and certain minority interests. References to “principals” are to our senior employees and non-employee operating consultants who hold interests in KKR’s business through KKR Holdings L.P., which we refer to as “KKR Holdings,” and references to our “senior principals” are to our senior employees who hold interests in our Managing Partner entitling them to vote for the election of its directors.

References to non-employee operating consultants include employees of KKR Capstone and are not employees of KKR.  KKR Capstone refers to a group of entities that are owned and controlled by their senior management.  KKR Capstone is not a subsidiary or affiliate of KKR.  KKR Capstone operates under several consulting agreements with KKR and uses the “KKR” name under license from KKR.

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

This report uses the terms total distributable earnings, net realized investment income, assets under management or AUM, fee paying assets under management or FPAUM, fee related earnings or FRE, fee and yield earnings, economic net income or ENI, committed dollars invested, gross dollars invested and syndicated capital.  You should note that our calculations of these financial measures and other financial measures may differ from the calculations of other investment managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. These and other financial measures are defined in the section

“Management’s Discussion and Analysis of Financial Condition & Results of Operations—Key Financial Measures—Segment Operating and Performance Measures” and “–Liquidity–Liquidity Needs–Distributions.”

References to “our funds” or “our vehicles” refer to investment funds, vehicles and/or accounts advised, sponsored or managed by one or more subsidiaries of KKR, unless context requires otherwise.  They do not include investment funds, vehicles or accounts of any hedge fund manager in which we may acquire a stake or which we may seed, including Nephila Capital or BlackGold Capital Management.

Unless otherwise indicated, references in this report to our fully exchanged and diluted common units outstanding, or to our common units outstanding on a fully exchanged and diluted basis, reflect (i) actual common units outstanding, (ii) common units into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) common units issuable in respect of exchangeable equity securities issued in connection with the acquisition of Avoca Capital and phantom shares held by former non-employee directors of KKR Financial Holdings LLC, and  (iv) common units issuable pursuant to any equity awards actually issued under the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our “Equity Incentive Plan,” but do not reflect common units available for issuance pursuant to our Equity Incentive Plan for which grants have not yet been made.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	June 30,	December 31,
	2014	2013

Assets
Cash and Cash Equivalents	$2,504,205	$1,306,383
Cash and Cash Equivalents Held at Consolidated Entities	2,556,558	440,808
Restricted Cash and Cash Equivalents	91,935	57,775
Investments	57,378,768	47,383,697
Due from Affiliates	134,832	143,908
Other Assets	2,968,019	2,094,630
Total Assets	$65,634,317	$51,427,201

Liabilities and Equity
Debt Obligations	$10,557,736	$1,908,606
Due to Affiliates	119,299	93,851
Accounts Payable, Accrued Expenses and Other Liabilities	3,192,535	2,839,926
Total Liabilities	13,869,570	4,842,383

Commitments and Contingencies

Redeemable Noncontrolling Interests	277,084	627,807

Equity
KKR & Co. L.P. Partners’ Capital (415,469,452 and 288,143,327 common units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	5,496,720	2,727,909
Accumulated Other Comprehensive Income (Loss)	(4,843)	(5,899)
Total KKR & Co. L.P. Partners’ Capital	5,491,877	2,722,010
Noncontrolling Interests	45,947,973	43,235,001
Appropriated Capital	47,813	—
Total Equity	51,487,663	45,957,011
Total Liabilities and Equity	$65,634,317	$51,427,201

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)

(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIE”) as of June 30, 2014. The assets of consolidated collateralized loan obligation (“CLO”) vehicles, which comprise the majority of KKR’s consolidated VIEs, are held solely as collateral to satisfy the obligations of the CLO vehicles. KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these CLO vehicles beyond KKR’s beneficial interest therein and management fees generated from the vehicles. The assets in each CLO can be used only to settle the debt of the related CLO. The noteholders and other creditors of the CLO vehicles have no recourse to KKR’s general assets. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any ongoing financial support to the CLO vehicles.

June 30, 2014
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,290,426
Investments	7,787,522
Other Assets	402,139
Total Assets	$9,480,087

Liabilities
Debt Obligations	$7,356,678
Accounts Payable, Accrued Expenses and Other Liabilities	465,074
Total Liabilities	$7,821,752

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Fees	$249,370	$166,376	$552,296	$317,616

Expenses
Compensation and Benefits	358,730	200,602	689,768	531,723
Occupancy and Related Charges	16,059	13,878	31,467	28,399
General, Administrative and Other	210,536	77,542	337,261	171,230
Total Expenses	585,325	292,022	1,058,496	731,352

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,971,850	98,537	3,944,030	2,368,354
Dividend Income	272,902	209,486	369,606	248,955
Interest Income	215,872	128,020	377,832	237,389
Interest Expense	(65,997)	(24,614)	(100,728)	(47,637)
Total Investment Income (Loss)	2,394,627	411,429	4,590,740	2,807,061

Income (Loss) Before Taxes	2,058,672	285,783	4,084,540	2,393,325

Income Taxes	6,176	8,525	27,878	17,881

Net Income (Loss)	2,052,496	277,258	4,056,662	2,375,444
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(6,809)	(7,800)	3,828	16,823
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,881,090	269,924	3,664,578	2,150,048

Net Income (Loss) Attributable to KKR & Co. L.P.	$178,215	$15,134	$388,256	$208,573

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.47	$0.06	$1.16	$0.79
Diluted	$0.43	$0.05	$1.06	$0.72
Weighted Average Common Units Outstanding
Basic	377,542,161	271,983,811	335,748,498	264,555,267
Diluted	410,179,838	298,078,764	367,877,049	290,104,942

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Income (Loss)	$2,052,496	$277,258	$4,056,662	$2,375,444

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(514)	(4,929)	4,829	(6,172)

Comprehensive Income (Loss)	2,051,982	272,329	4,061,491	2,369,272

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(6,809)	(7,800)	3,828	16,823
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,880,668	266,310	3,668,428	2,145,064

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$178,123	$13,819	$389,235	$207,385

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
			Accumulated
			Other				Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Appropriated	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Capital	Equity	Interests
Balance at January 1, 2013	253,363,691	$2,008,965	$(4,606)	$38,938,531	$—	$40,942,890	$462,564
Net Income (Loss)		208,573		2,150,048		2,358,621	16,823
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(1,188)	(4,984)		(6,172)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	20,592,345	244,173	(530)	(243,643)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		9,834	171			10,005
Net Delivery of Common Units- Equity Incentive Plan	3,878,307	17,262				17,262
Equity Based Compensation		53,354		108,614		161,968
Capital Contributions				2,237,168		2,237,168	108,375
Capital Distributions		(248,619)		(5,149,385)		(5,398,004)	(6,922)
Balance at June 30, 2013	277,834,343	$2,293,542	$(6,153)	$38,036,349	$—	$40,323,738	$580,840

	KKR & Co. L.P.
			Accumulated
			Other				Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Appropriated	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Capital	Equity	Interests
Balance at January 1, 2014	288,143,327	$2,727,909	$(5,899)	$43,235,001	$—	$45,957,011	$627,807
Net Income (Loss)		388,256		3,644,450	20,128	4,052,834	3,828
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			979	3,841	9	4,829
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units and Other Transfers	18,478,290	217,275	(429)	(244,522)	27,676	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		28,974	506			29,480
Net Delivery of Common Units- Equity Incentive Plan	4,507,807	(1,733)				(1,733)
Equity Based Compensation		80,230		90,255		170,485
Acquisitions	104,340,028	2,369,559		435,478		2,805,037
Capital Contributions				7,145,096		7,145,096	87,718
Capital Distributions		(313,750)		(8,361,626)		(8,675,376)	(442,269)
Balance at June 30, 2014	415,469,452	$5,496,720	$(4,843)	$45,947,973	$47,813	$51,487,663	$277,084

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net Income (Loss)	$4,056,662	$2,375,444
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	170,485	161,968
Net Realized (Gains) Losses on Investments	(3,888,183)	(1,625,493)
Change in Unrealized (Gains) Losses on Investments	(55,847)	(742,861)
Other Non-Cash Amounts	(57,251)	(35,253)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(1,351,516)	122,181
Change in Due from / to Affiliates	11,997	(13,312)
Change in Other Assets	27,521	248,368
Change in Accounts Payable, Accrued Expenses and Other Liabilities	(106,289)	232,598
Investments Purchased	(20,307,521)	(13,850,467)
Proceeds from Sale of Investments and Principal Payments	23,366,999	15,465,372
Net Cash Provided (Used) by Operating Activities	1,867,057	2,338,545

Investing Activities
Change in Restricted Cash and Cash Equivalents	878	66,112
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(4,715)	(4,535)
Cash Acquired, Net of Cash Paid for Acquisitions	151,491	—
Net Cash Provided (Used) by Investing Activities	147,654	61,577

Financing Activities
Distributions to Partners	(313,750)	(248,619)
Distributions to Redeemable Noncontrolling Interests	(442,269)	(6,922)
Contributions from Redeemable Noncontrolling Interests	87,718	108,375
Distributions to Noncontrolling Interests	(8,361,626)	(5,149,385)
Contributions from Noncontrolling Interests	7,145,096	2,237,168
Net Delivery of Common Units - Equity Incentive Plan	(1,733)	17,262
Proceeds from Debt Obligations	2,006,534	814,790
Repayment of Debt Obligations	(924,947)	(230,882)
Financing Costs Paid	(11,912)	(4,960)
Net Cash Provided (Used) by Financing Activities	(816,889)	(2,463,173)

Net Increase/(Decrease) in Cash and Cash Equivalents	1,197,822	(63,051)
Cash and Cash Equivalents, Beginning of Period	1,306,383	1,230,464
Cash and Cash Equivalents, End of Period	$2,504,205	$1,167,413

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$73,623	$32,978
Payments for Income Taxes	$15,923	$69,448
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$170,485	$161,968
Acquisitions	$2,805,037	$—
Foreign Exchange Gains (Losses) and Translation on Debt Obligations	$(25,360)	$1,497
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$29,480	$10,005
Net Assets Acquired
Cash and Cash Equivalents Held at Consolidated Entities	$765,231	$—
Restricted Cash and Cash Equivalents	$35,038	$—
Investments	$9,225,660	$—
Other Assets	$885,314	$—
Debt Obligations	$7,538,726	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$616,979	$—

See notes to condensed consolidated financial statements.

1. ORGANIZATION

KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries (“KKR”), is a leading global investment firm that manages investments across multiple asset classes including private equity, real assets, credit and hedge funds. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world class people, and driving growth and value creation at the asset level. KKR invests its own capital alongside capital of the fund investors and brings opportunities to others through its capital markets business.

KKR & Co. L.P. was formed as a Delaware limited partnership on June 25, 2007 and its general partner is KKR Management LLC (the “Managing Partner”). KKR & Co. L.P. is the parent company of KKR Group Limited, which is the non-economic general partner of KKR Group Holdings L.P. (“Group Holdings”), and KKR & Co. L.P. is the sole limited partner of Group Holdings. Group Holdings holds a controlling economic interest in each of (i) KKR Management Holdings L.P. (“Management Holdings”) through KKR Management Holdings Corp., a Delaware corporation which is a domestic corporation for U.S. federal income tax purposes, and (ii) KKR Fund Holdings L.P. (“Fund Holdings”) and together with Management Holdings, the “KKR Group Partnerships”) directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company which is a disregarded entity for U.S. federal income tax purposes. Group Holdings also owns certain economic interests in Management Holdings through a wholly owned Delaware corporate subsidiary of KKR Management Holdings Corp. and certain economic interests in Fund Holdings through a Delaware partnership of which Group Holdings is the general partner with a 99% economic interest and KKR Management Holdings Corp. is a limited partner with a 1% economic interest. KKR & Co. L.P., through its indirect controlling economic interests in the KKR Group Partnerships, is the holding partnership for the KKR business.

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds equity units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of June 30, 2014, KKR & Co. L.P. held approximately 52% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 48% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues new KKR & Co. L.P. common units.

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

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of KKR’s management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds and certain other entities including certain CLOs. References in the accompanying financial statements to “principals” are to KKR’s senior employees and non-employee operating consultants who hold interests in KKR’s business through KKR Holdings, and references to “Senior Principals” are to KKR’s senior employees who hold interests in the Managing Partner entitling them to vote for the election of the Managing Partner’s directors.

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

Principles of Consolidation

The types of entities KKR assesses for consolidation include (i) subsidiaries, including management companies, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have all the attributes of an investment company, like investment funds, (iii) CLOs and (iv) other entities, including entities that employ non-employee operating consultants. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.

Pursuant to its consolidation policy, KKR first considers whether an entity is considered a VIE and therefore whether to apply the consolidation guidance under the VIE model.  Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.

The consolidation rules were revised effective January 1, 2010 which had the effect of changing the criteria for determining whether a reporting entity is the primary beneficiary of a VIE.  However, the adoption of these new consolidation rules was indefinitely deferred (the “Deferral”) for a reporting entity’s interests in certain entities.  In particular, entities that have all the attributes of an investment company such as investment funds generally meet the conditions necessary for the Deferral. Entities that are securitization or asset-backed financing entities such as CLOs would generally not qualify for the Deferral. Accordingly, when making the assessment of whether an entity is a VIE, KKR considers whether the entity being assessed meets the conditions for the Deferral and therefore would be subject to the rules that existed prior to January 1, 2010.  Under both sets of rules, VIEs for which KKR is determined to be the primary beneficiary are consolidated and such VIEs generally include certain CLO vehicles and entities that employ non-employee operating consultants.

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

With respect to CLOs, which are generally VIEs, the criteria for the Deferral are not met and therefore KKR applies the consolidation rules issued on January 1, 2010.  In its role as collateral manager, KKR generally has the power to direct the activities of the CLO entities that most significantly impact the economic performance of the entity.  In some, but not all cases, KKR, through both its residual interest in the CLO and the potential to earn an incentive fee, may have variable interests that represent an obligation to absorb losses of, or a right to receive benefits from, the CLO that could potentially be significant to the CLO.  In cases where KKR has both (a) the power to direct the activities of the CLO that most significantly impact the CLOs economic performance and (b) the obligation to absorb losses of the CLO or the right to receive benefits from the CLO that could potentially be significant to the CLO, KKR consolidates the CLO.

Certain of KKR’s funds and CLOs are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds and CLOs. KKR’s financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and CLOs on a gross basis, and the majority of the economic interests in those funds and CLOs, which are held by fund investors or other third parties, are attributed to noncontrolling interests or appropriated capital in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds and CLOs are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by noncontrolling interests, KKR’s attributable share of the net income (loss) from those funds and CLOs is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners’ capital.

KKR’s funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments in portfolio companies even if majority-owned and controlled. Rather, the consolidated funds and vehicles reflect their investments at fair value as described below in “Fair Value Measurements”.

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

Oil and Natural Gas Properties

Primarily as a result of the KKR Financial Holdings LLC (“KFN”) acquisition, KKR consolidates its working and royalty interests in oil and natural gas producing properties.

Oil and natural gas producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain nonproducing leasehold costs are expensed as incurred.

Expenditures for repairs and maintenance, including workovers, are charged to expense as incurred.

The capitalized costs of producing oil and natural gas properties are depleted on a field-by-field basis using the units-of production method based on the ratio of current production to estimated total net proved oil, natural gas and natural gas liquid reserves. Proved developed reserves are used in computing depletion rates for drilling and development costs and total proved reserves are used for depletion rates of leasehold costs.

Estimated dismantlement and abandonment costs for oil and natural gas properties, net of salvage value, are capitalized at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.

Intangible Assets

Intangible assets consist primarily of contractual rights to earn future fee income, including management and incentive fees, and are recorded in Other Assets in the accompanying condensed consolidated statements of financial condition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and amortization expense is included within General, Administrative and Other in the accompanying condensed consolidated statements of operations. Intangible assets are reviewed for impairment when circumstances indicate impairment may exist. KKR does not have any indefinite-lived intangible assets.

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

(ii)         third parties holding an aggregate of 1% of the carried interest received by the general partners of KKR’s funds and 1% of KKR’s other profits (losses) until a future date;

(iii)        certain principals and their designees representing a portion of the carried interest received by the general partners of KKR’s private equity funds that was allocated to them with respect to private equity investments made during such former principals’ previous tenure with KKR;

(iv)        certain principals representing all of the capital invested by or on behalf of the general partners of KKR’s private equity funds prior to October 1, 2009 and any returns thereon;

(v)         third parties in KKR’s capital markets business;

(vi)        exchangeable equity securities representing ownership interests in a subsidiary of a KKR Group Partnership issued in connection with the acquisition of Avoca; and

(vii)       holders of the 7.375% Series A LLC Preferred Shares of KFN whose rights are limited to the assets of KFN.

Noncontrolling Interests held by KKR Holdings

Noncontrolling interests held by KKR Holdings include economic interests held by principals in the KKR Group Partnerships. Such principals receive financial benefits from KKR’s business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These financial benefits are not paid by KKR and are borne by KKR Holdings.

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$5,118,491	$4,950,914	$5,116,761	$4,981,864
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	186,776	28,106	487,590	362,218
Other comprehensive income (loss), net of tax (b)	872	(3,430)	3,341	(4,750)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(100,001)	(152,628)	(244,522)	(243,643)
Equity based compensation	45,161	54,382	80,312	108,614
Capital contributions	388	328	848	799
Capital distributions	(169,032)	(178,558)	(361,675)	(505,988)
Balance at the end of the period	$5,082,655	$4,699,114	$5,082,655	$4,699,114

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

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2,052,496	$277,258	$4,056,662	$2,375,444
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	(6,809)	(7,800)	3,828	16,823
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities and appropriated capital	1,694,314	241,818	3,176,988	1,787,830
Plus: Income taxes attributable to KKR Management Holdings Corp.	688	3,215	11,635	9,874
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$365,679	$46,455	$887,481	$580,665

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$186,776	$28,106	$487,590	$362,218

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

Real Assets —Consists primarily of investments in (i) energy related assets, principally oil and natural gas producing properties, (ii) infrastructure assets, and (iii) real estate, principally residential and commercial real estate assets and businesses.

Credit —Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in unconsolidated CLOs.

Investments of Consolidated CLOs — Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLOs.

Equity Method —Consists primarily of investments in which KKR has significant influence, including investments in unconsolidated investment funds.

Other —Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit, investments of consolidated CLOs or equity method investments.

Equity Method

Equity method investments include (i) certain investments in private equity funds, real assets funds, funds of hedge funds, and credit funds which are not consolidated and (ii) certain investments in less than 50% owned asset management companies. Under the equity method of accounting, KKR’s share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities.” Because the underlying investments of unconsolidated investment funds are reported at fair value, the carrying value of these equity method investments representing KKR’s interests in unconsolidated funds approximates fair value. The carrying value of equity method investments in certain less than 50% owned asset management companies is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR’s respective ownership percentage, less distributions.

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

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the condensed consolidated statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on KKR’s debt obligations are presented in Note 9, “Debt Obligations.”

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities, debt and securities sold short.

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

Credit investments and investments of consolidated CLOs generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR’s policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR’s best estimate of fair value.

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 67% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

When an illiquidity discount is to be applied, KKR seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments. KKR then evaluates such private equity investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include (i) whether KKR is unable to sell the portfolio company or conduct an initial public offering of the portfolio company due to the consent rights of a third party or similar factors, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it less likely that a portfolio company would be sold or publicly offered in the near term at a price indicated by using just a market multiples and/or discounted cash flow analysis, and these factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, KKR determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time KKR holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by KKR in its valuations.

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

CLO Debt Obligations: Collateralized loan obligation senior secured and subordinated notes are initially valued at transaction price and are subsequently valued using a third party valuation service. The most significant inputs to the valuation of these instruments are default and loss expectations and discount margins.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit (including investments held by consolidated CLOs) and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams for energy, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which fall below pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. For most investments classified as Level III in Public Markets, in general, an independent valuation firm is engaged by KKR to provide third party valuations, or ranges of valuations from which KKR’s investment professionals select a preliminary valuation, or an independent valuation firm is engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations. All preliminary valuations in Private Markets and Public Markets are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm’s management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

Fees

Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, CLOs and other vehicles, and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, (iv) revenue earned by oil and gas-producing entities that are consolidated and (v) consulting fees earned by entities that employ non-employee operating consultants.

Transaction, Management, Incentive, Monitoring and Consulting Fees Recognition

Transaction, management, incentive, monitoring and consulting fees are recognized when earned based on the contractual terms of the governing agreements and coincides with the period during which the related services are performed. In the case of transaction fees, the fees are recognized upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

Oil and Gas Revenue Recognition

Oil, natural gas and natural gas liquid revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The oil and gas producing entities consolidated by KKR follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which the entity is entitled based on KKR’s working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup their entitled share through future production. Under the sales method, no receivables are recorded when these entities have taken less than their share of production and no payables are recorded when it has taken more than its share of production.

For the three and six months ended June 30, 2014 and 2013, respectively, fees consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Transaction Fees	$71,822	$58,295	$226,976	$96,720
Management Fees	58,683	43,591	108,868	84,615
Oil and Gas Revenue	56,208	—	73,989	—
Monitoring Fees	39,064	37,768	91,413	76,416
Consulting Fees	12,134	11,299	22,485	25,612
Incentive Fees	11,459	15,423	28,565	34,253
Total Fees	$249,370	$166,376	$552,296	$317,616

Substantially all fees presented in the table above are earned from KKR investment funds and portfolio companies.  Consulting fees are earned by entities that employ non-employee operating consultants, which are consolidated by KKR but whose fees are not shared with KKR.

 Recently Issued Accounting Pronouncements

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters,” which indicates that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. This guidance was effective as of January 1, 2014. The adoption of this guidance did not have a material impact on KKR’s financial statements.

Amendments to Investment Company Scope, Measurement, and Disclosures

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies Topic 946 (“ASU 2013-08”) which amends the scope, measurement, and disclosure requirements for investment companies. ASU 2013-08 (i) amends the criteria for an entity to qualify as an investment company, (ii) requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting, and (iii) introduces new disclosure requirements. This guidance was effective as of January 1, 2014. The adoption of this guidance did not have a material impact on KKR’s financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for KKR’s fiscal year beginning January 1, 2017 and early adoption is not permitted. KKR is in the process of assessing the impact that the adoption of this guidance may have on its financial statements, including with respect to the timing of the recognition of carried interest.

Measurement of Financial Assets and Liabilities - Consolidated Collateralized Financing Entities

In June 2014, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”), such as CLOs. The EITF consensus provides that an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE should be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption will be permitted. KKR is currently evaluating the impact on its consolidated financial statements.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$2,906,053	$(1,015,495)	$595,200	$(502,234)	$3,541,122	$29,964	$1,487,127	$513,566
Credit and Other (a)	39,497	55,025	46,959	(71,307)	196,886	185,911	139,591	(52,263)
Investments of Consolidated CLOs (a)	6,605	22,620	—	—	6,380	39,070	—	—
Real Assets (a)	200,699	(293,145)	14,855	50,822	203,354	(303,498)	14,855	86,557
Equity Method (a)	3,468	74,955	20,597	(7,870)	5,859	78,914	25,516	14,740
Foreign Exchange Forward Contracts and Options (b)	(3,356)	33,567	9,193	(41,894)	(11,795)	42,850	24,936	170,583
Securities Sold Short (b)	(6,774)	(12,929)	(18,535)	12,897	(22,787)	11,060	(41,807)	2,126
Other Derivatives	1,080	(5,655)	(4,881)	(388)	(16,929)	(494)	(18,398)	3,678
Foreign Exchange Gains (Losses) (c)	(9,716)	(24,649)	(4,141)	(736)	(13,907)	(27,930)	(6,327)	3,874
Total Net Gains (Losses) from Investment Activities	$3,137,556	$(1,165,706)	$659,247	$(560,710)	$3,888,183	$55,847	$1,625,493	$742,861

(a)         See Note 4 “Investments.”

(b)         See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)          Foreign Exchange Gains (Losses) includes foreign exchange gains (losses) on debt obligations, cash and cash equivalents, and cash and cash equivalents held at consolidated entities.

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Private Equity	$37,101,462	$36,875,693	$27,387,654	$27,191,849
Credit	6,496,930	5,023,253	6,275,524	4,841,913
Investments of Consolidated CLOs	7,787,522	—	7,763,283	—
Real Assets	3,855,253	3,353,605	6,173,058	5,367,912
Equity Method	697,500	546,422	396,424	310,709
Other	1,440,101	1,584,724	1,209,955	1,485,417
Total Investments	$57,378,768	$47,383,697	$49,205,898	$39,197,800

As of June 30, 2014 and December 31, 2013, investments which represented greater than 5% of total investments consisted of Alliance Boots GmbH of $5.4 billion and $4.6 billion, respectively. In addition, as of June 30, 2014 and December 31, 2013, investments totaling $11.3 billion and $3.3 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 9 “Debt Obligations.”

The following table represents private equity investments by industry as of June 30, 2014 and December 31, 2013, respectively:

	Fair Value
	June 30, 2014	December 31, 2013
Health Care	$9,586,195	$8,480,933
Technology	5,011,109	5,192,488
Retail	4,651,742	4,582,846
Manufacturing	4,592,280	4,459,220
Financial Services	3,963,534	3,714,657
Other	9,296,602	10,445,549
	$37,101,462	$36,875,693

In the table above, other investments represent private equity investments in the following industries: Consumer Products, Education, Forestry, Media, Services, Telecommunications, Transportation, Hotel/Leisure and Recycling. None of these industries represents more than 10% of total private equity investments as of June 30, 2014.

The majority of the securities underlying private equity investments represent equity securities. As of June 30, 2014 and December 31, 2013, the fair value of investments that were other than equity securities amounted to $565.8 million and $548.5 million, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s assets and liabilities reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of June 30, 2014 and December 31, 2013 including those investments, other financial instruments and debt obligations of consolidated CLOs for which the fair value option has been elected. Equity Method Investments have been excluded from the tables below.

Assets, at fair value:

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$5,621,527	$565,773	$30,914,162	$37,101,462
Credit	15,319	3,434,199	3,047,412	6,496,930
Investments of Consolidated CLOs	—	7,691,819	95,703	7,787,522
Real Assets	56,053	—	3,799,200	3,855,253
Other	266,931	459,980	713,190	1,440,101
Total	5,959,830	12,151,771	38,569,667	56,681,268

Foreign Exchange Forward Contracts and Options	—	62,505	—	62,505
Other Derivatives	—	15,557	—	15,557
Total Assets	$5,959,830	$12,229,833	$38,569,667	$56,759,330

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$7,244,643	$548,545	$29,082,505	$36,875,693
Credit	—	3,078,789	1,944,464	5,023,253
Investments of Consolidated CLOs	—	—	—	—
Real Assets	52,931	—	3,300,674	3,353,605
Other	943,976	292,262	348,486	1,584,724
Total	8,241,550	3,919,596	34,676,129	46,837,275

Foreign Exchange Forward Contracts and Options	—	89,090	—	89,090
Other Derivatives	—	5,080	—	5,080
Total Assets	$8,241,550	$4,013,766	$34,676,129	$46,931,445

Liabilities, at fair value:

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$391,481	$79,446	$—	$470,927
Foreign Exchange Forward Contracts and Options	—	356,107	—	356,107
Unfunded Revolver Commitments	—	1,849	—	1,849
Other Derivatives	—	77,711	—	77,711
Debt Obligations of Consolidated CLOs	—	—	7,356,678	7,356,678
Total Liabilities	$391,481	$515,113	$7,356,678	$8,263,272

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$624,653	$51,491	$—	$676,144
Foreign Exchange Forward Contracts and Options	—	414,782	—	414,782
Unfunded Revolver Commitments	—	1,902	—	1,902
Other Derivatives	—	14,177	—	14,177
Debt Obligations of Consolidated CLOs	—	—	—	—
Total Liabilities	$624,653	$482,352	$—	$1,107,005

The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30, 2014
	Level III Assets					Level III Liabilities
			Investments of
	Private		Consolidated			Debt Obligations of
	Equity	Credit	CLOs	Real Assets	Other	Consolidated CLOs

Balance, Beginning of Period	$30,876,329	$2,317,366	$—	$3,780,928	$778,638	$1,152,790
Transfers In (1)	—	—	—	—	—	—
Transfers Out (2)	—	(1,230)	—	—	(195,719)	—
Acquisitions	82,986	539,247	97,996	197,471	52,502	5,663,666
Purchases	1,030,249	432,396	3,557	202,285	58,880	720,964
Sales	(2,841,399)	(307,561)	(6,097)	(286,449)	(18,662)	(197,015)
Settlements	—	45,238	(574)	—	—	3,298
Net Realized Gains (Losses)	2,019,686	(32,766)	—	198,652	(445)	—
Net Unrealized Gains (Losses)	(253,689)	56,709	821	(293,687)	37,996	12,975
Change in Other Comprehensive Income	—	(1,987)	—	—	—	—
Balance, End of Period	$30,914,162	$3,047,412	$95,703	$3,799,200	$713,190	$7,356,678

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments or Debt Obligations still held at Reporting Date	$1,860,197	$50,873	$205	$(293,687)	$40,031	$12,975

	Three Months Ended June 30, 2013
	Level III Assets					Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Debt Obligations of Consolidated CLOs

Balance, Beginning of Period	$26,673,255	$1,443,494	$—	$1,995,970	$228,632	$—
Transfers In (1)	—	—	—	—	—	—
Transfers Out (2)	(915,612)	(156,502)	—	—	—	—
Acquisitions	—	—	—	—	—	—
Purchases	939,207	319,504	—	192,980	3,825	—
Sales	(1,026,753)	(214,017)	—	(56,275)	(37,615)	—
Settlements	—	15,096	—	—	—	—
Net Realized Gains (Losses)	633,589	(10,292)	—	14,930	(4,590)	—
Net Unrealized Gains (Losses)	(311,064)	18,733	—	50,822	(6,039)	—
Change in Other Comprehensive Income	—	—	—	—	—	—
Balance, End of Period	$25,992,622	$1,416,016	$—	$2,198,427	$184,213	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments or Debt Obligations still held at Reporting Date	$246,829	$18,094	$—	$86,188	$(6,039)	$—

	Six Months Ended June 30, 2014
	Level III Assets					Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Debt Obligations of Consolidated CLOs

Balance, Beginning of Period	$29,082,505	$1,944,464	$—	$3,300,674	$348,486	$—
Transfers In (1)	—	—	—	—	—	—
Transfers Out (2)	(1,258,584)	(1,230)	—	—	(195,719)	—
Acquisitions	82,986	539,247	97,996	197,471	52,502	6,814,217
Purchases	3,152,688	885,601	3,557	698,504	465,345	720,964
Sales	(2,865,530)	(441,727)	(6,097)	(291,118)	(37,869)	(197,015)
Settlements	—	60,958	(574)	—	—	3,298
Net Realized Gains (Losses)	1,324,368	(4,032)	—	201,307	(269)	—
Net Unrealized Gains (Losses)	1,395,729	66,118	821	(307,638)	80,714	15,214
Change in Other Comprehensive Income	—	(1,987)	—	—	—	—
Balance, End of Period	$30,914,162	$3,047,412	$95,703	$3,799,200	$713,190	$7,356,678

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments or Debt Obligations still held at Reporting Date	$2,814,297	$88,905	$205	$(307,638)	$83,696	$15,214

	Six Months Ended June 30, 2013
	Level III Assets					Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Debt Obligations of Consolidated CLOs

Balance, Beginning of Period	$25,734,400	$1,587,046	$—	$1,775,683	$239,230	$—
Transfers In (1)	—	8,936	—	—	—	—
Transfers Out (2)	(915,612)	(234,729)	—	—	(19,264)	—
Acquisitions	—	—	—	—	—	—
Purchases	1,274,318	451,322	—	377,457	10,652	—
Sales	(1,026,753)	(417,749)	—	(56,275)	(54,666)	—
Settlements	—	43,041	—	—	—	—
Net Realized Gains (Losses)	633,589	(4,923)	—	14,930	2,354	—
Net Unrealized Gains (Losses)	292,680	(16,928)	—	86,632	5,907	—
Change in Other Comprehensive Income	—	—	—	—	—	—
Balance, End of Period	$25,992,622	$1,416,016	$—	$2,198,427	$184,213	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments or Debt Obligations still held at Reporting Date	$850,573	$(8,567)	$—	$121,998	$5,907	$—

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

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There was one transfer between Level I and Level II for private equity investments during the six months ended June 30, 2014 attributable to a portfolio company that is now valued using its publicly traded market price. There were no transfers between Level I and Level II during the three months ended June 30, 2014 and 2013 or the six months ended June 30, 2013.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured at fair value and categorized within Level III as of June 30, 2014:

								Impact to Valuation
	Fair Value		Valuation		Weighted			from an
	June 30, 2014		Methodologies	Unobservable Input(s) (1)	Average (2)		Range	Increase in Input (3)

Assets:

Private Equity Investments	$30,914,162

Healthcare	$8,570,014		Inputs to both market comparable	Illiquidity Discount	5%		2% - 15%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	57%		50% - 87%	(4)
				Weight Ascribed to Discounted Cash Flow	43%		13% - 50%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11	x	8x - 12x	Increase
				Enterprise Value/Forward EBITDA Multiple	11	x	8x - 11x	Increase
				Control Premium	1%		0% - 10% (7)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	9%		7% - 13%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10	x	8x - 12x	Increase

Technology	$4,377,971		Inputs to both market comparable	Illiquidity Discount	11%		10% - 15%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	61%		50% - 95%	(4)
				Weight Ascribed to Discounted Cash Flow	39%		5% - 50%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	12	x	6x - 15x	Increase
				Enterprise Value/Forward EBITDA Multiple	11	x	4x - 14x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%		9% - 13%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9	x	6x - 11x	Increase

Retail	$3,919,152		Inputs to both market comparable	Illiquidity Discount	7%		5% - 20%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	65%		0% - 87%	(4)
				Weight Ascribed to Discounted Cash Flow	35%		13% - 100%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	10	x	7x - 12x	Increase
				Enterprise Value/Forward EBITDA Multiple	10	x	6x - 11x (6)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	11%		9% - 23%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8	x	6x - 10x	Increase

Financial Services	$3,395,072		Inputs to both market comparable	Illiquidity Discount	10%		10% - 15%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	56%		50% - 100%	(4)
				Weight Ascribed to Discounted Cash Flow	44%		0% - 50%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11	x	11x - 12x	Increase
				Enterprise Value/Forward EBITDA Multiple	10	x	10x - 11x	Increase

			Discounted cash flow	Weighted Average Cost of Capital	10%		9% - 10%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10	x	10x - 11x	Increase

Manufacturing	$3,257,335		Inputs to both market comparable	Illiquidity Discount	10%		10% - 20%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	45%		33% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	55%		50% - 67%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	12	x	7x - 15x	Increase
				Enterprise Value/Forward EBITDA Multiple	10	x	6x - 13x	Increase
				Control Premium	3%		0% - 20% (7)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	13%		10% - 23%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10	x	7x - 11x	Increase

Other	$7,394,618		Inputs to both market comparable	Illiquidity Discount	10%		2% - 20%	Decrease
			and discounted cash flow	Weight Ascribed to Market Comparables	55%		0% - 90%	(4)
				Weight Ascribed to Discounted Cash Flow	45%		10% - 100%	(5)

			Market comparables	Enterprise Value/LTM EBITDA Multiple	11	x	6x - 17x	Increase
				Enterprise Value/Forward EBITDA Multiple	11	x	6x - 15x	Increase
				Control Premium	1%		0% - 20% (7)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	12%		9% - 26%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9	x	5x - 12x	Increase

Real Assets	$3,799,200

Energy/Infrastructure	$2,791,221		Discounted cash flow	Weighted Average Cost of Capital	11%		6% - 17%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8	x	7x - 10x	Increase

Real Estate	$1,007,979		Inputs to direct income capitalization	Weight Ascribed to Direct Income Capitalization	26%		0% - 100%	(9)
			and discounted cash flow	Weight Ascribed to Discounted Cash Flow	74%		0% - 100%	(5)

			Direct Income Capitalization	Current Capitalization Rate	7%		6% - 9%	Decrease

			Discounted cash flow	Unlevered Discount Rate	11%		8% - 20%	Decrease

Credit (10)	$3,143,115	(8)	Yield Analysis	Yield	10%		3% - 20%	Decrease
				Net Leverage	5	x	1x - 14x	Decrease
				EBITDA Multiple	8	x	2x - 14x	Increase

Liabilities:

Collateralized Loan Obligation	$7,356,678		Yield Analysis	Discount margin	228	bps	125bps - 1350bps	Decrease
secured notes			Discounted Cash Flows	Probability of default	2%		2% - 3%	Decrease
				Loss severity	32%		30% - 38%	Decrease

In the table above, Other Investments, within private equity investments, represents the following industries: Consumer Products, Education, Forestry, Media, Services, Telecommunications, Transportation, Hotels/Leisure and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of June 30, 2014.

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

(6)                                                         Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 29.7x and 23.3x, respectively. The exclusion of this investment does not impact the weighted average.

(7)                                                         Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(8)                                                         Amounts include $53.1 million of investments that were valued using dealer quotes or third party valuation firms.

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

(10)                                                     Includes Level III Credit Investments and Level III Investments of Consolidated CLOs.

In the table above, certain private equity investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of private equity investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction.

The table above excludes Other Investments in the amount of $713.2 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and six months ended June 30, 2014 and 2013, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net Income (Loss) Attributable to KKR & Co. L.P.	$178,215	$15,134	$388,256	$208,573

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	377,542,161	271,983,811	335,748,498	264,555,267
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.47	$0.06	$1.16	$0.79

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	377,542,161	271,983,811	335,748,498	264,555,267
Weighted Average Unvested Common Units	27,536,748	26,094,953	28,453,038	25,549,675
Weighted Average Exchangeable Equity Securities	5,100,929	—	3,675,513	—
Weighted Average Common Units Outstanding - Diluted	410,179,838	298,078,764	367,877,049	290,104,942
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.43	$0.05	$1.06	$0.72

Diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit primarily includes unvested equity awards that have been granted under the Equity Incentive Plan as well as exchangeable equity securities issued in connection with the acquisition of Avoca. Vesting or exchanges of these equity interests dilute KKR and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR Group Partnerships.

For the three and six months ended June 30, 2014 and 2013, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Weighted Average KKR Holdings Units Outstanding	390,567,690	417,374,594	394,996,735	423,248,345

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	June 30, 2014	December 31, 2013
Oil & Gas Assets, net	$785,797	$187,448
Due from Broker (a)	543,311	720,245
Unsettled Investment Sales (b)	482,907	85,097
Interest, Dividend and Notes Receivable (c)	300,550	380,099
Intangible Assets, net (d)	229,969	177,545
Deferred Tax Assets, net	209,148	165,699
Goodwill (d)	89,000	89,000
Fixed Assets, net (e)	78,663	80,565
Receivables	71,181	19,455
Foreign Exchange Contracts and Options (f)	62,505	89,090
Deferred Financing Costs	30,511	22,773
Prepaid Taxes	26,705	26,901
Prepaid Expenses	13,648	9,846
Other	44,124	40,867
Total	$2,968,019	$2,094,630

(a)              Represents amounts held at clearing brokers resulting from securities transactions.

(b)              Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(c)               Represents interest and dividend receivables and promissory notes due from third parties. The promissory notes bear interest at rates ranging from 1.5% - 3.0% per annum and mature between 2015 and 2016.

(d)              See Note 15 “Goodwill and Intangible Assets.”

(e)               Net of accumulated depreciation and amortization of $116,749 and $100,724 as of June 30, 2014 and December 31, 2013, respectively. Depreciation and amortization expense totaled $4,155 and $3,726 for the three months ended June 30, 2014 and 2013, respectively, and $8,202 and $7,423 for the six months ended June 30, 2014 and 2013, respectively.

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

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2014	December 31, 2013
Amounts Payable to Carry Pool (a)	$1,060,094	$1,062,643
Unsettled Investment Purchases (b)	565,348	260,164
Securities Sold Short (c)	470,927	676,144
Foreign Exchange Contracts and Options (d)	356,107	414,782
Accounts Payable and Accrued Expenses	206,950	165,092
Contingent Consideration Obligation (e)	160,000	122,800
Accrued Compensation and Benefits	124,319	21,531
Interest Payable	57,917	23,700
Due to Broker (f)	42,524	28,669
Deferred Rent and Income	32,145	28,029
Redemptions Payable	26,908	13,618
Taxes Payable	5,948	5,742
Other Liabilities	83,348	17,012
Total	$3,192,535	$2,839,926

(a)              Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)              Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(c)               Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at June 30, 2014 and December 31, 2013 were $455,869 and $650,026, respectively.

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

(e)               Represents the fair value of the contingent consideration related to the acquisition of Prisma.

(f)                Represents amounts owed for securities transactions initiated at clearing brokers.

8. VARIABLE INTEREST ENTITIES

Consolidated VIEs

KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary, which predominately are CLO vehicles. In developing its conclusion that it is the primary beneficiary of these CLO vehicles, KKR determined that it has more than an insignificant variable interest in these CLO vehicles by virtue of its residual interest in these CLO vehicles and, in certain cases, the presence of an incentive collateral management fee. These two variable interests were determined to expose KKR to a more than insignificant amount of these CLO vehicles’ variability relative to its anticipated economic performance. In addition, in KKR’s role as collateral manager of these CLO vehicles, KKR has the power to direct the activities that most significantly impact the economic performance of the entities. In each case, KKR’s variable interests represent an obligation to absorb losses of or a right to receive benefits from the entity that could potentially be significant to the entity. In consideration of these factors, KKR concluded that it was the primary beneficiary of these CLO vehicles for consolidation accounting purposes. The primary purpose of these CLO vehicles is to provide investment opportunities with the objective of generating current income for these CLO investors in exchange for management and/or incentive based fees. The investment strategies of these CLO vehicles are similar and the fundamental risks of these CLO vehicles have similar characteristics, which include loss of invested capital and loss of management fees and/or incentive based fees. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated CLO vehicles.

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

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, which was $288.7 million at June 30, 2014. Accordingly disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. KKR has not provided any financial support other than its obligated amount.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s ownership interests in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated management fees, for managing the collateral of the CLO vehicles. At June 30, 2014, combined assets under management in the pools of unconsolidated CLO vehicles were $3.8 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $3.8 million at June 30, 2014. CLO investors in CLO vehicles have no recourse against KKR for any losses sustained in the CLO structures.

As of June 30, 2014 and December 31, 2013, the maximum exposure to loss, before allocations to the carry pool, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2014	December 31, 2013
Investments	$292,481	$209,525
Due from Affiliates, net	2,531	5,105
Maximum Exposure to Loss	$295,012	$214,630

9. DEBT OBLIGATIONS

KKR borrows and enters into credit agreements and issues debt for its general operating and investment purposes and certain of its investment funds borrow to meet financing needs of their operating and investing activities. Investment financing facilities have been established for the benefit of selected KKR investment funds. In addition, consolidated CLO vehicles issue debt securities to third party investors which are collateralized by investments held by the CLO vehicle. When a KKR investment fund borrows from the facility in which it participates, the proceeds from the borrowings are strictly limited for its intended use by the borrowing investment fund. KKR’s obligations with respect to these financing arrangements are generally limited to KKR’s pro-rata equity interest in such funds. KKR’s management companies bear no obligation with respect to financing arrangements at KKR’s consolidated funds. Debt securities issued by CLO vehicles are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. In connection with the acquisition of KFN, KKR reports KFN’s debt obligations which are non-recourse to KKR beyond the assets of KFN. As of June 30, 2014 and December 31, 2013, KKR’s borrowings consisted of the following:

	June 30, 2014				December 31, 2013
	Available	Carrying Value	Fair Value		Available	Carrying Value	Fair Value

2020 Senior Notes (a)	$—	$498,700	$595,540	(h)	$—	$498,596	$560,930	(h)
2041 Senior Notes (b)	—	291,458	291,913	(i)	—	—	—
2042 Senior Notes (c)	—	123,820	126,500	(i)	—	—	—
2043 Senior Notes (d)	—	494,549	540,290	(h)	—	494,454	468,200	(h)
2044 Senior Notes (e)	—	493,099	512,665	(h)	—	—	—
Junior Subordinated Notes (f)	—	246,062	248,051		—	—	—
Revolving Credit Facilities	1,250,000	—	—		1,250,000	—	—
Investment Financing Facilities (g)	780,853	1,053,370	1,053,370	(j)	531,231	915,556	915,556	(i)
Debt Obligations of Consolidated CLOs (k)	—	7,356,678	7,356,678		—	—	—
	$2,030,853	$10,557,736	$10,725,007		$1,781,231	$1,908,606	$1,944,686

(a)                                   $500 million aggregate principal amount of 6.375% senior notes of KKR due 2020.

(b)                                  KKR consolidates KFN and thus reports KFN’s outstanding $259 million aggregate principal amount of 8.375% senior notes due 2041.

(c)                                   KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042.

(d)                                  $500 million aggregate principal amount of 5.500% senior notes of KKR due 2043.

(e)                                   $500 million aggregate principal amount of 5.125% senior notes of KKR due 2044.

(f)                                    KKR consolidates KFN and thus reports KFN’s outstanding $284 million aggregate principal amount of junior subordinated notes.     The weighted average interest rate is 5.4% and the weighted average years to maturity is 22.3 years as of June 30, 2014. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(g)                                   Certain of KKR’s investment funds have entered into financing arrangements with major financial institutions, generally in connection with specific investments with the objective of enhancing returns or in connection with the management of capital calls to fund limited partners to provide liquidity to such investment funds. The weighted average interest rate is 2.96% and 3.09% as of June 30, 2014 and December 31, 2013, respectively. The weighted average years to maturity is 2.3 years as of June 30, 2014 and December 31, 2013.

(h)                                  The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(i)                                     The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

(j)                                     Carrying amounts approximate fair value given the investment financing facilities’ interest rates are variable.

(k)                                  Represents borrowings due to the holders of debt securities issued by CLO vehicles consolidated by KKR and are carried at fair value.  These debt obligations are classified as Level III within the fair value hierarchy.  See Note 5 “Fair Value Measurements.”

2044 Senior Notes

On May 29, 2014, KKR Group Finance Co. III LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.125% Senior Notes due 2044 (the “2044 Senior Notes”), which were issued at a price of 98.612%. The 2044 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on June 1, 2044, unless earlier redeemed or repurchased. The 2044 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.

The 2044 Senior Notes bear interest at a rate of 5.125% per annum, accruing from May 29, 2014. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2014.

The indenture, as supplemented by a first supplemental indenture, relating to the 2044 Senior Notes includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2044 Senior Notes may declare the 2044 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2044 Senior Notes and any accrued and unpaid interest on the 2044 Senior Notes automatically becomes due and payable. All or a portion of the 2044 Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2044 Senior Notes. If a change of control repurchase event occurs, the 2044 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2044 Senior Notes repurchased plus any accrued and unpaid interest on the 2044 Senior Notes repurchased to, but not including, the date of repurchase.

Debt Obligations of Consolidated CLOs

As of June 30, 2014, debt obligations of consolidated CLOs consisted of the following:

	June 30, 2014
	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years

Senior Secured Notes	$7,069,871	1.8%	7.8
Subordinated Notes	286,807	(a)	9.3
	$7,356,678

(a)                                 The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the consolidated CLO vehicles.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of June 30, 2014, the fair value of the consolidated CLO assets was $9.5 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

10. INCOME TAXES

The consolidated entities of KKR are generally treated as partnerships or disregarded entities for U.S. and non-U.S. tax purposes.  The taxes payable on the income generated by partnerships and disregarded entities are generally paid by the fund investors, unitholders, principals and other third parties who beneficially own such partnerships and disregarded entities and are generally not payable by KKR.  However, certain consolidated entities are treated as corporations for U.S. and non-U.S tax purposes and are therefore subject to U.S. federal, state and/or local income taxes and/or non- U.S. taxes at the entity-level. In addition, certain consolidated entities which are treated as partnerships for U.S. tax purposes are subject to the New York City Unincorporated Business Tax or other local taxes.

The effective tax rate was 0.30% and 2.98% for the three months ended June 30, 2014 and 2013, respectively, and 0.68% and 0.75% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities, by third parties or by KKR Holdings, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non- U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and six month period ended June 30, 2014, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

11. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
KKR Holdings Principal Awards	$7,567	$18,732	$17,789	$51,569
KKR Holdings Restricted Equity Units	396	945	506	2,408
Equity Incentive Plan Units	40,877	25,936	80,230	53,354
Other Exchangeable Securities	6,919	—	9,943	—
Discretionary Compensation	37,198	34,705	62,017	54,637
Total	$92,957	$80,318	$170,485	$161,968

KKR Holdings Equity Awards—Principal Awards

Certain KKR employees and non-employee operating consultants and other service providers received grants of KKR Holdings units (“Principal Awards”) which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of June 30, 2014, KKR Holdings owned approximately 48%, or 385,890,728 of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 385,890,728 KKR Holdings units have been legally allocated, but the allocation of 34,167,976 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

Principal Awards give rise to equity-based payment charges in the condensed consolidated statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. Equity-based payment expense on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units which currently ranges from 8% to 57%, multiplied by the number of unvested units on the grant date.  Expense is recognized using the graded-attribution method, which treats each vesting tranche as a separate award. The grant date fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management’s estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in the earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect.

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

As of June 30, 2014, there was approximately $24.8 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested Principal Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2014	$15.6
2015	7.3
2016	1.7
2017	0.2
Total	$24.8

A summary of the status of unvested Principal Awards from January 1, 2014 through June 30, 2014 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	32,801,131	$7.13
Granted	122,995	20.52
Vested	(1,188,559)	10.54
Forfeited	(1,769,176)	6.76
Balance, June 30, 2014	29,966,391	$7.07

The weighted average remaining vesting period over which unvested units are expected to vest is 0.5 years.

The following table summarizes the remaining vesting tranches of Principal Awards:

Vesting Date	Units
October 1, 2014	25,082,277
April 1, 2015	1,169,714
October 1, 2015	2,204,472
April 1, 2016	97,950
October 1, 2016	1,240,163
April 1, 2017	45,522
October 1, 2017	111,293
April 1, 2018	15,000
29,966,391

KKR Holdings Equity Awards—Restricted Equity Units

Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel (“Holdings REU Awards”). These grants are funded by KKR Holdings and do not dilute KKR’s interests in the KKR Group Partnerships. The vesting of these Holdings REU Awards occurs in installments, generally over a three to five year period from the date of grant. Holdings REU Awards are measured and recognized on a basis similar to Principal Awards except that the fair value of a KKR & Co. L.P. common unit at the time of grant is not discounted for the lack of distribution participation rights since unvested units are generally entitled to distributions. The calculation assumes a forfeiture rate of up to 6% annually based upon expected turnover by class of professionals, support staff, and other personnel.  Expense is recognized using the graded-attribution method, which treats each vesting tranche as a separate award.

As of June 30, 2014, there was approximately $0.6 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Unrecognized
Expense (in
Year	millions)
Remainder of 2014	$0.4
2015	0.2
Total	$0.6

A summary of the status of unvested Holdings REU Awards from January 1, 2014 through June 30, 2014 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	556,205	$12.19
Granted	—	—
Vested	(142,264)	14.18
Forfeited	(40,133)	10.57
Balance, June 30, 2014	373,808	$11.61

The weighted average remaining vesting period over which unvested Holdings REU Awards are expected to vest is 0.5 years.

A summary of the remaining vesting tranches of Holdings REU Awards is presented below:

Vesting Date	Units
October 1, 2014	235,953
April 1, 2015	115,122
October 1, 2015	22,733
373,808

KKR & Co. L.P. 2010 Equity Incentive Plan

Under the Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of June 30, 2014, equity awards relating to 43,652,523 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan and are subject to service based vesting, which vest generally over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these recipients are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which currently ranges from 8% to 57% multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights, because equity awards are not entitled to receive distributions while unvested. The discount range was based on management’s estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 6% annually based upon expected turnover by class of recipient.

As of June 30, 2014, there was approximately $240.7 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2014	$69.8
2015	101.7
2016	54.7
2017	11.7
2018	2.8
Total	$240.7

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2014 through June 30, 2014 is presented below:

		Weighted
		Average Grant
	Units	Date Fair Value
Balance, January 1, 2014	22,942,987	$10.05
Granted	8,677,765	18.77
Vested	(4,634,324)	12.35
Forfeited	(937,697)	11.44
Balance, June 30, 2014	26,048,731	$12.50

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.4 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2014	5,840,605
April 1, 2015	5,402,011
October 1, 2015	4,948,329
April 1, 2016	3,315,330
October 1, 2016	3,727,223
April 1, 2017	1,233,871
October 1, 2017	722,848
April 1, 2018	8,820
October 1, 2018	849,694
26,048,731

Other Exchangeable Securities

In connection with the acquisition of Avoca, KKR issued 2,545,602 equity securities of a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. both of which are subject to vesting and are exchangeable into common units of KKR & Co. L.P. on a one-for-one basis once vested (“Other Exchangeable Securities”). The unvested Other Exchangeable Securities are subject to time based vesting (generally over a three-year period from the date of issuance), and in certain cases are subject to minimum retained ownership requirements and transfer restrictions. Consistent with grants of KKR Holdings awards and grants made under the KKR Equity Incentive Plan, holders of Other Exchangeable Securities are not entitled to receive distributions while unvested.

The fair value of Other Exchangeable Securities is based on the closing price of KKR & Co. L.P. common units on the date of grant. KKR determined this to be the best evidence of fair value as a KKR & Co. L.P. common unit is traded in an active market and has an observable market price. Additionally, Other Exchangeable Securities are instruments with terms and conditions similar to those of a KKR & Co. L.P. common unit. Specifically, these Other Exchangeable Securities are exchangeable into KKR & Co. L.P. common units on a one-for-one basis upon vesting.

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

As of June 30, 2014, there was approximately $36.1 million of estimated unrecognized expense related to unvested Other Exchangeable Securities.  That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2014	$11.0
2015	14.9
2016	10.2
Total	$36.1

A summary of the status of unvested Other Exchangeable Securities from January 1, 2014 through June 30, 2014 is presented below:

		Weighted
		Average Grant
	Units	Date Fair Value
Balance, January 1, 2014	—	$—
Granted	2,545,602	19.67
Vested	—	—
Forfeited	(1,654)	19.67
Balance, June 30, 2014	2,543,948	$19.67

The weighted average remaining vesting period over which unvested Other Exchangeable Securities are expected to vest is 1.3 years.

The following table summarizes the remaining vesting tranches of Other Exchangeable Securities:

Vesting Date	Units
October 1, 2014	847,976
October 1, 2015	847,983
October 1, 2016	847,989
2,543,948

Discretionary Compensation

All principals and other employees of certain consolidated entities are eligible to receive discretionary cash bonuses. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain principals are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal’s vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

12. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	June 30, 2014	December 31, 2013
Due from Related Entities	$72,558	$98,793
Due from Portfolio Companies	62,274	45,115
Due from Affiliates	$134,832	$143,908

	June 30, 2014	December 31, 2013
Due to KKR Holdings in Connection with the Tax Receivable Agreement	$112,675	$89,797
Due to Related Entities	6,624	4,054
Due to Affiliates	$119,299	$93,851

13. SEGMENT REPORTING

KKR transacts its investment advisory business primarily in the United States and the majority of the fees from such business are earned from the United States. KKR operates through three reportable business segments. These segments, which are differentiated primarily by their business objectives and investment strategies, consist of the following:

Private Markets

Through KKR’s Private Markets segment, KKR manages and sponsors a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. KKR also manages and sponsors a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser.

Public Markets

KKR operates, reports, and combines its credit and hedge funds businesses through the Public Markets segment. KKR’s credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable investment funds or UCITS and alternative investment funds or AIFs, which invests capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds and (ii) alternative credit strategies such as mezzanine investments, special situations investments, direct lending investments and long/short credit. KKR’s Public Markets segment also includes its hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and acquiring stakes in or seeding hedge fund managers. KKR’s funds in the credit and hedge funds strategies are managed by KKR Asset Management LLC and Prisma Capital Partners LP, both of which are SEC-registered investment advisers, and Avoca Capital, an entity regulated by the Central Bank of Ireland, which was acquired on February 19, 2014.

Capital Markets and Other

Capital Markets and Other segment is comprised primarily of KKR’s global capital markets business. KKR’s capital markets business supports the firm, portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When KKR underwrites an offering of securities or a loan on a firm commitment basis, KKR commits to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When KKR acts in an agency capacity, KKR generates revenue for arranging financing or placing securities or debt with capital markets investors. To allow KKR to carry out these activities, KKR is registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. KKR’s third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners, and non-bank financial companies, or NBFCs, in India.

Key Performance Measure - Economic Net Income (“ENI”)

ENI is used by management in making operating and resource deployment decisions as well as assessing the overall performance of each of KKR’s reportable business segments. The reportable segments for KKR’s business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings and as such represents the business in total. In addition, KKR’s reportable segments are presented without giving effect to the consolidation of the funds that KKR manages.

ENI is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. ENI is comprised of total segment revenues; less total segment expenses and certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of non-cash equity-based charges and other non-cash compensation charges borne by KKR Holdings or incurred under the Equity Incentive Plan; (v) the exclusion of certain non-recurring items; (vi) the exclusion of investment income (loss) relating to noncontrolling interests; and (vii) the exclusion of income taxes.

In connection with KKR’s acquisition of KFN on April 30, 2014, and the related increase in the amount of assets held by KKR, KKR’s management reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of each of KKR’s operating segments. As a result, beginning with the three and six months ended June 30, 2014, KKR has modified the presentation of its segment financial information.

Certain of the more significant changes between KKR’s current segment presentation and its previously reported segment presentation are as follows:

(1)         Income on investments is now attributed to either the Private Markets segment or Public Markets segment based on the character of the income generated.

(2)         Carried interest and other investment income (both realized and unrealized) is now included in total segment revenues as opposed to investment income.

(3)         Total segment expenses now include allocation to carry pool within compensation and benefits (both realized and unrealized), as opposed to such amounts being included in investment income.

(4)         The Capital Markets and Principal Activities segment has been renamed Capital Markets and Other.

In connection with these modifications, segment information for the three and six months ended June 30, 2013 has been presented to conform to KKR’s current segment presentation.  Consequently, this will not be consistent with historical segment financial results previously reported.  While the modified segment presentation impacted the amount of ENI reported by each operating segment, it had no impact on KKR’s ENI on a total reportable segment basis.

The following tables present the financial data for KKR’s reportable segments as of and for the three months ended June 30, 2014 and 2013 and as of and for the six months ended June 30, 2014 and 2013.

	As of and for the Three Months Ended June 30, 2014
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$111,542	$67,132	$—	$178,674
Monitoring Fees	29,610	—	—	29,610
Transaction Fees	45,340	7,350	31,615	84,305
Fee Credits (1)	(43,478)	(6,352)	—	(49,830)
Total Management, Monitoring and Transaction Fees, Net	143,014	68,130	31,615	242,759

Performance Income
Realized Carried Interest	555,488	—	—	555,488
Incentive Fees	—	11,478	—	11,478
Unrealized Carried Interest	(163,564)	25,738	—	(137,826)
Total Performance Income	391,924	37,216	—	429,140

Investment Income (Loss)
Net Realized Gains (Losses)	207,892	14,284	(515)	221,661
Net Unrealized Gains (Losses)	(122,729)	3,751	(957)	(119,935)
Total Realized and Unrealized	85,163	18,035	(1,472)	101,726
Net Interest and Dividends	22,760	33,822	3,850	60,432
Total Investment Income (Loss)	107,923	51,857	2,378	162,158

Total Segment Revenues	642,861	157,203	33,993	834,057

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	56,522	26,904	8,018	91,444
Realized Allocation to Carry Pool (2)	222,195	—	—	222,195
Unrealized Allocation to Carry Pool (2)	(63,730)	10,295	—	(53,435)
Total Compensation and Benefits	214,987	37,199	8,018	260,204
Occupancy and related charges	11,764	2,544	449	14,757
Other operating expenses	39,589	11,474	3,248	54,311
Total Segment Expenses	266,340	51,217	11,715	329,272

Income (Loss) attributable to noncontrolling interests (3)	335	385	2,486	3,206

Economic Net Income (Loss)	$376,186	$105,601	$19,792	$501,579

Total Assets	$7,628,969	$4,387,413	$1,437,824	$13,454,206

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

(3)                                 Represents economic interests that will (i) allocate to third parties an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s Capital Markets and Other segment.

	As of and for the Three Months Ended June 30, 2013
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$114,700	$49,476	$—	$164,176
Monitoring Fees	28,907	—	—	28,907
Transaction Fees	25,231	7,243	30,311	62,785
Fee Credits (1)	(29,547)	(5,204)	—	(34,751)
Total Management, Monitoring and Transaction Fees, Net	139,291	51,515	30,311	221,117

Performance Income
Realized Carried Interest	269,828	—	—	269,828
Incentive Fees	—	15,590	—	15,590
Unrealized Carried Interest	(217,544)	10,791	—	(206,753)
Total Performance Income	52,284	26,381	—	78,665

Investment Income (Loss)
Net Realized Gains (Losses)	148,827	(64)	(1,184)	147,579
Net Unrealized Gains (Losses)	(138,758)	(741)	188	(139,311)
Total Realized and Unrealized	10,069	(805)	(996)	8,268
Net Interest and Dividends	(3,868)	3,508	3,142	2,782
Total Investment Income (Loss)	6,201	2,703	2,146	11,050

Total Segment Revenues	197,776	80,599	32,457	310,832

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	51,516	21,990	6,930	80,436
Realized Allocation to Carry Pool (2)	107,931	—	—	107,931
Unrealized Allocation to Carry Pool (2)	(85,711)	4,316	—	(81,395)
Total Compensation and Benefits	73,736	26,306	6,930	106,972
Occupancy and related charges	11,143	1,615	309	13,067
Other operating expenses	33,988	9,147	1,892	45,027
Total Segment Expenses	118,867	37,068	9,131	165,066

Income (Loss) attributable to noncontrolling interests (3)	411	378	534	1,323

Economic Net Income (Loss)	$78,498	$43,153	$22,792	$144,443

Total Assets	$5,767,973	$1,100,772	$1,240,376	$8,109,121

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

(3)                                 Represents economic interests that will (i) allocate to third parties an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s Capital Markets and Other segment.

	As of and for the Six Months Ended June 30, 2014
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$234,581	$139,486	$—	$374,067
Monitoring Fees	65,973	—	—	65,973
Transaction Fees	138,360	13,372	96,089	247,821
Fee Credits (1)	(123,816)	(10,682)	—	(134,498)
Total Management, Monitoring and Transaction Fees, Net	315,098	142,176	96,089	553,363

Performance Income
Realized Carried Interest	724,288	24,750	—	749,038
Incentive Fees	—	28,497	—	28,497
Unrealized Carried Interest	(17,788)	25,609	—	7,821
Total Performance Income	706,500	78,856	—	785,356

Investment Income (Loss)
Net Realized Gains (Losses)	384,090	19,763	(464)	403,389
Net Unrealized Gains (Losses)	(52,056)	18,565	(685)	(34,176)
Total Realized and Unrealized	332,034	38,328	(1,149)	369,213
Net Interest and Dividends	19,952	43,399	8,245	71,596
Total Investment Income (Loss)	351,986	81,727	7,096	440,809

Total Segment Revenues	1,373,584	302,759	103,185	1,779,528

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	123,420	53,649	23,290	200,359
Realized Allocation to Carry Pool (2)	289,715	9,900	—	299,615
Unrealized Allocation to Carry Pool (2)	(4,987)	10,242	—	5,255
Total Compensation and Benefits	408,148	73,791	23,290	505,229
Occupancy and related charges	23,324	4,716	906	28,946
Other operating expenses	79,648	19,981	7,483	107,112
Total Segment Expenses	511,120	98,488	31,679	641,287

Income (Loss) attributable to noncontrolling interests (3)	850	907	4,651	6,408

Economic Net Income (Loss)	$861,614	$203,364	$66,855	$1,131,833

Total Assets	$7,628,969	$4,387,413	$1,437,824	$13,454,206

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

(3)                                 Represents economic interests that will (i) allocate to third parties an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s Capital Markets and Other segment.

	As of and for the Six Months Ended June 30, 2013
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$221,305	$95,834	$—	$317,139
Monitoring Fees	60,975	—	—	60,975
Transaction Fees	41,643	10,349	51,092	103,084
Fee Credits (1)	(50,556)	(7,260)	—	(57,816)
Total Management, Monitoring and Transaction Fees, Net	273,367	98,923	51,092	423,382

Performance Income
Realized Carried Interest	357,995	—	—	357,995
Incentive Fees	—	34,439	—	34,439
Unrealized Carried Interest	84,039	31,190	—	115,229
Total Performance Income	442,034	65,629	—	507,663

Investment Income (Loss)
Net Realized Gains (Losses)	297,689	5,149	(1,632)	301,206
Net Unrealized Gains (Losses)	15,884	9,328	2,519	27,731
Total Realized and Unrealized	313,573	14,477	887	328,937
Net Interest and Dividends	(10,066)	6,748	5,629	2,311
Total Investment Income (Loss)	303,507	21,225	6,516	331,248

Total Segment Revenues	1,018,908	185,777	57,608	1,262,293

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	99,517	41,690	14,391	155,598
Realized Allocation to Carry Pool (2)	143,198	—	—	143,198
Unrealized Allocation to Carry Pool (2)	40,366	12,476	—	52,842
Total Compensation and Benefits	283,081	54,166	14,391	351,638
Occupancy and related charges	22,568	3,157	664	26,389
Other operating expenses	67,930	16,973	4,754	89,657
Total Segment Expenses	373,579	74,296	19,809	467,684

Income (Loss) attributable to noncontrolling interests (3)	809	733	882	2,424

Economic Net Income (Loss)	$644,520	$110,748	$36,917	$792,185

Total Assets	$5,767,973	$1,100,772	$1,240,376	$8,109,121

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

(3)                                 Represents economic interests that will (i) allocate to third parties an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s Capital Markets and Other segment.

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Fees

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total Segment Revenues	$834,057	$310,832	$1,779,528	$1,262,293
Management fees relating to consolidated funds and other entities	(119,991)	(117,453)	(265,199)	(230,149)
Fee credits relating to consolidated funds	45,367	32,168	125,459	54,429
Net realized and unrealized carried interest	(417,662)	(63,075)	(756,859)	(473,224)
Total investment income (loss)	(162,158)	(11,050)	(440,809)	(331,248)
Revenue earned by oil & gas producing entities	56,208	—	73,989	—
Reimbursable expenses	9,454	8,861	25,440	15,441
Other	4,095	6,093	10,747	20,074
Fees	$249,370	$166,376	$552,296	$317,616

Expenses

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total Segment Expenses	$329,272	$165,066	$641,287	$467,684
Equity-based compensation	92,957	80,318	170,485	161,968
Reimbursable expenses	13,580	11,040	32,492	19,513
Operating expenses relating to consolidated funds and other entities	25,654	19,885	53,317	36,813
Expenses incurred by oil & gas producing entities	39,187	—	50,171	—
Acquisition, contingent payment, litigation and other non-recurring costs	71,608	5,300	85,497	29,422
Other	13,067	10,413	25,247	15,952
Total Expenses	$585,325	$292,022	$1,058,496	$731,352

Income (Loss) Before Taxes

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Economic net income	$501,579	$144,443	$1,131,833	$792,185
Income Taxes	(6,176)	(8,525)	(27,878)	(17,881)
Amortization of intangibles and other, net	(37,455)	(12,360)	(57,624)	(41,545)
Equity based compensation	(92,957)	(80,318)	(170,485)	(161,968)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	(186,776)	(28,106)	(487,590)	(362,218)
Net income (loss) attributable to KKR & Co. L.P.	$178,215	$15,134	$388,256	$208,573

Net income (loss) attributable to noncontrolling interests and appropriated capital	1,881,090	269,924	3,664,578	2,150,048
Net income (loss) attributable to redeemable noncontrolling interests	(6,809)	(7,800)	3,828	16,823
Income taxes	6,176	8,525	27,878	17,881
Income (loss) before taxes	$2,058,672	$285,783	$4,084,540	$2,393,325

The items that reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP for (i) net income (loss) attributable to redeemable noncontrolling interests, (ii) income (loss) attributable to noncontrolling interests and appropriated capital and (iii) total assets are primarily attributable to the impact of the consolidation of KKR’s funds and certain other entities.

14. ACQUISITIONS

Acquisition of KFN

On April 30, 2014, KKR, affiliates of KKR and KFN, completed the acquisition by merger (the “Merger”) contemplated by an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which KFN became a subsidiary of KKR Fund Holdings.  KFN is a specialty finance company with expertise in a range of asset classes in which it invests, including bank loans, high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity with a focus on specialty lending.  The addition of KFN provides KKR with over $2 billion of permanent equity capital to support the continued growth of its business.

The total consideration paid was approximately $2.4 billion consisting entirely of the issuance of 104.3 million KKR common units as follows (amounts in thousands except unit data):

Number of KKR common units issued	104,340,028
KKR common unit price on April 30, 2014	$22.71
Estimated fair value of KKR common units issued	$2,369,559

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed on April 30, 2014:

Cash and cash equivalents	$210,413
Cash and cash equivalents held at consolidated entities	614,929
Restricted cash and cash equivalents	35,038
Investments	1,235,813
Investments of consolidated CLOs	6,742,768
Other assets	642,721
Other assets of consolidated CLOs	133,036
Total assets	9,614,718

Debt obligations	724,509
Debt obligations of consolidated CLOs	5,663,666
Accounts payable, accrued expenses and other liabilities	118,427
Other liabilities of consolidated CLOs	344,660
Total liabilities	6,851,262

Noncontrolling interests	378,983

Fair value of Net Assets Acquired	2,384,473
Less: Fair value of consideration transferred	2,369,559
Gain on acquisition	$14,914

The fair value of the net assets acquired exceeded the fair value of consideration transferred by approximately $14.9 million and relates primarily to the difference between the fair value of the assets and liabilities of CLOs consolidated by KFN. This amount has been recorded in net gains (losses) from investment activities in the condensed consolidated statement of operations.

The condensed consolidated statements of operations for the three and six months ended June 30, 2014 includes the financial results of KFN since the date of acquisition, April 30, 2014, through June 30, 2014. During this period, KFN’s fees were $31.9 million and net income (loss) attributable to KKR & Co. L.P. was $18.8 million. This net income (loss) attributable to KKR & Co. L.P. reflects KKR’s approximate 49% ownership interest in the KKR Group Partnerships after applicable corporate and local income taxes for the period from April 30, 2014 to June 30, 2014. On a segment basis, the financial results of KFN are included within each of the Private Markets segment, Public Markets segment and Capital Markets and Other segment, based on the character of each asset class within KFN.

KKR incurred $8.3 million of acquisition related costs through the date of closing, which were expensed as incurred and are reflected within General, Administrative and Other Expense.

Acquisition of Avoca Capital

On February 19, 2014, KKR closed its previously announced acquisition of 100% of the equity interests of Avoca Capital and its affiliates (“Avoca”). Avoca is a European credit investment manager with approximately $8.2 billion in assets under management at the time of acquisition. The addition of Avoca provides KKR with a greater presence in the European leveraged credit markets.

The total consideration included $83.3 million in cash and $56.5 million in securities of a subsidiary of a KKR Group Partnership, that are exchangeable into approximately 2.4 million KKR & Co. L.P. common units, at any time, at the election of the holders of the securities. In connection with this transaction, there is no contingent consideration payable in the future.

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

Pro Forma Financial Information

The information that follows provides supplemental information about pro forma fees and net income (loss) attributable to KKR & Co. L.P. as if the acquisitions of KFN and Avoca had been consummated as of January 1, 2013. Such information is unaudited and is based on estimates and assumptions which KKR believes are reasonable. These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had KKR, KFN and Avoca been a combined entity during 2014 and 2013.

	Six Months Ended June 30,
Selected Pro Forma Financial Information	2014	2013
Fees	$594,685	$344,844
Net Income (Loss) attributable to KKR & Co. L.P.	$444,473	$281,631
Net Income (Loss) attributable to KKR & Co. L.P. per common unit - basic	$1.10	$0.76
Net Income (Loss) attributable to KKR & Co. L.P. per common unit - diluted	$1.02	$0.71

15. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. The carrying value of goodwill was $89.0 million as of June 30, 2014 and December 31, 2013, and is recorded within Other Assets on the condensed consolidated statements of financial condition. Goodwill has been allocated entirely to the Public Markets segment. As of June 30, 2014, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	As of
	June 30, 2014	December 31, 2013
Finite-Lived Intangible Assets	$284,397	$218,886
Accumulated Amortization	(54,428)	(41,341)
Intangible Assets, Net	$229,969	$177,545

Changes in Intangible Assets, Net consists of the following:

	Six Months Ended,	Twelve Months Ended,
	June 30, 2014	December 31, 2013
Balance, Beginning of Period	$177,545	$197,484
Avoca Acquisition	65,880	—
Amortization Expense	(13,101)	(19,939)
Foreign Exchange	(355)	—
Balance, End of Period	$229,969	$177,545

16. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects.

Investment Commitments

As of June 30, 2014, KKR had unfunded commitments consisting of (i) $976.9 million to its active private equity and other investment funds and (ii) $817.4 million in connection with commitments by KKR’s capital markets business and certain other investment commitments. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of June 30, 2014, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2014 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,929.4 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to KKR in the KPE Transaction in 2009 also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of June 30, 2014, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $431.7 million as of June 30, 2014.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of June 30, 2014. Using valuations as of June 30, 2014, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and principals who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Indemnifications

In the normal course of business, KKR enters into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of KKR’s consolidated funds and KFN have provided certain indemnities relating to environmental and other matters and has provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. KKR’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be low.

Litigation

From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR’s business. KKR’s business is also subject to extensive regulation, which may result in regulatory proceedings against it.

On May 23, 2011, KKR, certain KKR affiliates and the board of directors of Primedia Inc. (a former KKR portfolio company whose directors at that time included certain KKR personnel) were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the sale of Primedia in a merger transaction that was completed on July 13, 2011. These actions allege, among other things, that Primedia board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger. Plaintiffs also allege that the merger price was unfair in light of the value of certain shareholder derivative claims, which were dismissed on August 8, 2011, based on a stipulation by the parties that the derivative plaintiffs and any other former Primedia shareholders lost standing to prosecute the derivative claims on behalf of Primedia when the Primedia merger was completed. The dismissed shareholder derivative claims included allegations concerning open market purchases of certain shares of Primedia’s preferred stock by KKR affiliates in 2002 and allegations concerning Primedia’s redemption of certain shares of Primedia’s preferred stock in 2004 and 2005, some of which were owned by KKR affiliates. With respect to the pending shareholder class actions challenging the Primedia merger, on June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger. On July 18, 2011, the Court of Chancery consolidated the two pending shareholder class actions and appointed lead counsel for plaintiffs. On October 7, 2011, defendants moved to dismiss the operative complaint in the consolidated shareholder class action. The operative complaint seeks, in relevant part, unspecified monetary damages and rescission of the merger. On December 2, 2011, plaintiffs filed a consolidated amended complaint, which similarly alleges that the Primedia board members, KKR, and certain KKR affiliates breached their respective fiduciary duties by entering into the merger agreement at an unfair price in light of the value of the dismissed shareholder derivative claims. That amended complaint seeks an unspecified amount of monetary damages. On January 31, 2012, defendants moved to dismiss the amended complaint. On May 10, 2013, the Court of Chancery denied the motion to dismiss the complaint as it relates to the Primedia board members, KKR and certain KKR affiliates. On July 1, 2013, KKR and other defendants filed a motion for judgment on the pleadings on the grounds that plaintiff’s claims were barred by the statute of limitations. On December 20, 2013, the Court of Chancery granted the motion in part and denied the motion in part.  Discovery is ongoing.

     Additionally, in May 2011, two shareholder class actions challenging the Primedia merger were filed in Georgia state courts, asserting similar allegations and seeking similar relief as initially sought by the Delaware shareholder class actions above. Both Georgia actions have been stayed in favor of the Delaware action.

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid 2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs’ motion. On September 7, 2011, the court granted plaintiffs’ motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs’ proposed fifth amended complaint but denied plaintiffs’ motion seeking leave to file a proposed fifth amended complaint. On June 14, 2012, following the completion of the third phase of discovery, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint. On July 18, 2012, the court granted in part and denied in part defendants’ motion to dismiss, dismissing certain previously released claims against certain defendants. On March 13, 2013, the United States District Court denied defendants’ motion for summary judgment on the count involving KKR. However, the court narrowed plaintiffs’ claim to an alleged overarching agreement to refrain from jumping other defendants’ announced proprietary transactions, thereby limiting the case to a smaller number of transactions subject to plaintiffs’ claim. KKR filed a renewed motion for summary judgment on April 16, 2013, which the court denied on July 18, 2013. Plaintiffs moved for class certification on October 21, 2013. Defendants filed their opposition to the motion on January 24, 2014. The court has not yet decided plaintiffs’ motion for class certification. On July 28, 2014, KKR entered into a definitive agreement to settle all claims without the admission of wrongdoing, which is subject to approval by the court. The amount to be paid by KKR pursuant to the settlement is not expected to have a material effect on KKR’s financial results.

From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits have been filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN’s board of directors, KKR, and certain of KKR’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR. The merger transaction was completed on April 30, 2014.  The actions filed in California state court have been consolidated but an operative complaint has not been filed or designated.  The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed on May 6, 2014.  Two of the Delaware actions were voluntarily dismissed, and the remaining Delaware actions were consolidated.  On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014.  On July 29, 2014, the Delaware Court of Chancery heard oral arguments on defendants’ motion to dismiss.

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

KKR establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters.  In addition, such loss contingencies may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss. For one or more of the matters described above for which a loss is both probable and reasonably estimable, KKR has increased the estimated aggregate amount of losses attributable to KKR from approximately $37.5 million to approximately $75.0 million.  This estimate is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

It is not possible to predict the ultimate outcome of all pending legal proceedings, and some of the matters discussed above seek or may seek potentially large and/or indeterminate amounts. As of such date, based on information known by management, management has not concluded that the final resolutions of the matters above will have a material effect upon the consolidated financial statements. However, given the potentially large and/or indeterminate amounts sought or may be sought in certain of these matters and the inherent unpredictability of investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on KKR’s financial results in any particular period.

17. REGULATORY CAPITAL REQUIREMENTS

KKR has a registered broker-dealer subsidiary which is subject to the minimum net capital requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”). Additionally, KKR entities based in London which are subject to the capital requirements of the U.K. Financial Conduct Authority. In addition, KKR has an entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Japan subject to the capital requirements of Financial Services Authority of Japan, and two entities based in Mumbai which are subject to capital requirements of the Reserve Bank of India (“RBI”) and Securities and Exchange Board of India (“SEBI”). All of these broker-dealer entities have continuously operated in excess of their respective minimum regulatory capital requirements.

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At June 30, 2014, approximately $117.6 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

Two subsidiaries of Avoca (acquired by KKR during the first quarter of 2014) are subject to minimum regulatory capital requirements of the Central Bank of Ireland and the U.K. Financial Conduct Authority.  All of these subsidiaries have continuously operated in excess of their respective minimum regulatory capital requirements.

18. SUBSEQUENT EVENTS

Distribution

A distribution of $0.67 per KKR & Co. L.P. common unit was announced on July 24, 2014, and will be paid on August 19, 2014 to unitholders of record as of the close of business on August 4, 2014. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

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

Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 240 private equity investments in portfolio companies with a total transaction value of approximately $500 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as credit, special situations, hedge funds, collateralized loan obligations (“CLOs”), capital markets, infrastructure, energy and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.

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

As a global investment firm, we earn management, monitoring, transaction and incentive fees for providing investment management, monitoring and other services to our funds, vehicles, CLOs, managed accounts and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our fund investors and from other balance sheet investments and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested.

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

Recent Developments

Acquisition of KFN

On April 30, 2014, KKR completed its acquisition of KKR Financial Holdings LLC (“KFN”) pursuant to a merger agreement. At the effective time of the acquisition, each common share of KFN issued and outstanding immediately prior to the effective time (excluding any common shares held by KKR Fund Holdings or any of its subsidiaries or KFN or any of its wholly-owned subsidiaries) was converted into the right to receive 0.51 KKR common units of KKR & Co. L.P. together with cash in lieu of fractional units resulting in the issuance of 104.3 million common units at closing. In accordance with the terms of the merger agreement, such issuance at closing included 0.1 million restricted common units issued and outstanding under KFN’s equity incentive plan, and all options issued under KFN’s equity incentive plan were terminated.  Such issuance at closing did not include 0.3 million common units that are issuable in accordance with the terms of the merger agreement in respect of phantom shares outstanding under KFN’s Non-Employee Directors’ Deferred Compensation and Share Award Plan. These phantom shares remain outstanding following the acquisition and will be exchanged for cash or KKR common units, at KKR’s option, on January 1, 2015.

As a result of this transaction, KFN’s assets and operations have been consolidated with our operating results from and after April 30, 2014. Comparability of KKR’s results for periods prior and subsequent to the KFN transaction may accordingly be limited. KFN, however, continues to file periodic reports under the Exchange Act.

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of June 30, 2014, the segment had $59.4 billion of AUM. As of June 30, 2014, Private Markets FPAUM was $46.2 billion, consisting of $40.2 billion in private equity and $6.0 billion in real assets (including infrastructure, energy and real estate). Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of June 30, 2014 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after June 30, 2014.

	Investment Period (1)		Amount ($ in millions)
Private Markets	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value

Private Equity Funds
Asian Fund II	4/2013	4/2019	$5,825.0	$4,889.8	1.3%	$935.2	$—	$935.2	$1,012.1
North America Fund XI	9/2012	9/2018	8,718.4	4,712.4	2.9%	4,006.0	95.4	4,006.0	4,583.7
China Growth Fund	11/2010	11/2016	1,010.0	560.2	1.0%	449.8	32.6	432.4	512.9
E2 Investors (Annex Fund)	8/2009	11/2013	209.4	13.6	4.5%	195.8	144.4	54.5	302.6
European Fund III	3/2008	3/2014	6,229.8	816.3	4.6%	5,413.5	1,494.3	4,620.7	6,601.4
Asian Fund	7/2007	4/2013	3,983.3	57.5	2.5%	3,925.8	3,864.7	2,585.1	3,618.5
2006 Fund	9/2006	9/2012	17,642.2	1,067.9	2.1%	16,574.3	12,881.7	9,538.5	15,500.0
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	5,352.4	1,655.9	3,207.1
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	11,246.2	1,320.8	2,265.5
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,736.6	—	40.8
Total Private Equity Funds			58,454.3	12,117.7		46,336.6	43,848.3	25,149.1	37,644.6

Co-Investment Vehicles	Various	Various	2,903.9	780.3	Various	2,123.6	1,005.1	1,814.0	2,393.7

Total Private Equity			61,358.2	12,898.0		48,460.2	44,853.4	26,963.1	40,038.3

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,617.7	12.8%	356.5	22.2	339.1	351.2
Natural Resources Fund	Various	Various	893.8	320.9	Various	572.9	95.1	496.4	312.8
Global Energy Opportunities	Various	Various	1,028.4	894.2	Various	134.2	6.1	134.2	108.5
Infrastructure Fund	Various	Various	1,042.2	259.9	4.8%	782.3	34.1	782.3	819.7
Infrastructure Co-Investments	Various	Various	1,355.3	250.8	Various	1,104.5	261.6	1,104.5	1,395.2
Real Estate Partners Americas	5/2013	12/2016	1,229.1	868.3	16.0%	360.8	129.2	360.4	402.2
Real Assets			7,523.0	4,211.8		3,311.2	548.2	3,216.9	3,389.6
Private Markets Total			$68,881.2	$17,109.8		$51,771.4	$45,401.6	$30,180.0	$43,427.9

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

(2)                                     The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on June 30, 2014, in the case of uncalled commitments.

(3)                                     The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners’ investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

The tables below present information as of June 30, 2014 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since June 30, 2014 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments			Gross		Multiple of Invested
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized	Total Value	IRR*	Net IRR*	Capital**
	($ in millions)
Total Investments
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,736.6	40.8	8,777.4	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	11,246.2	2,265.5	13,511.7	22.4%	16.3%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8	5,352.4	3,207.1	8,559.5	6.7%	5.0%	1.5
2006 Fund (2006)	17,642.2	16,574.3	12,881.7	15,500.0	28,381.7	11.5%	8.7%	1.7
Asian Fund (2007)	3,983.3	3,925.8	3,864.7	3,618.5	7,483.2	19.6%	14.1%	1.9
European Fund III (2008) (2)	6,229.8	5,413.5	1,494.3	6,601.4	8,095.7	16.6%	10.4%	1.5
E2 Investors (Annex Fund) (2009) (2)	209.4	195.8	144.4	302.6	447.0	26.7%	22.5%	2.3
China Growth Fund (2010)	1,010.0	449.8	32.6	512.9	545.5	9.8%	1.9%	1.2
Natural Resources Fund (2010)	893.8	572.9	95.1	312.8	407.9	-16.5%	-16.5%	0.7
Infrastructure Fund (2011) (3)	1,042.2	782.3	34.1	819.7	853.8	N/A	N/A	N/A
North America Fund XI (2012) (3)	8,718.4	4,006.0	95.4	4,583.7	4,679.1	N/A	N/A	N/A
Asian Fund II (2013) (3)	5,825.0	935.2	—	1,012.1	1,012.1	N/A	N/A	N/A
Real Estate Partners Americas (2013) (3)	1,229.1	360.8	129.2	402.2	531.4	N/A	N/A	N/A
Energy Income and Growth Fund (2013) (3)	1,974.2	356.5	22.2	351.2	373.4	N/A	N/A	N/A
Subtotal - Included Funds	63,593.6	48,409.1	44,128.9	39,530.5	83,659.4	15.7%	11.4%	1.7

All Funds	$80,068.1	$64,883.6	$94,398.2	$39,530.5	$133,928.7	25.7%	19.0%	2.1

Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,736.6	40.8	8,777.4	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	4,223.5	10,837.5	1,003.0	11,840.5	35.7%	27.7%	2.8
European Fund II (2005) (2)	5,750.8	4,639.3	5,352.4	2,928.7	8,281.1	9.9%	8.6%	1.8
2006 Fund (2006)	17,642.2	4,970.2	12,198.1	3,522.1	15,720.2	26.1%	23.6%	3.2
Asian Fund (2007)	3,983.3	1,376.7	3,861.3	351.8	4,213.1	31.0%	27.1%	3.1
European Fund III (2008) (2)	6,229.8	1,091.1	1,390.2	562.9	1,953.1	17.0%	14.6%	1.8
E2 Investors (Annex Fund) (2009) (2)	209.4	55.4	144.4	25.9	170.3	28.5%	28.0%	3.1
China Growth Fund (2010)	1,010.0	17.5	28.5	—	28.5	33.5%	33.5%	1.6
Natural Resources Fund (2010)	893.8	522.9	90.1	282.2	372.3	-16.5%	-16.5%	0.7
Infrastructure Fund (2011) (4)	1,042.2	—	—	—	—	—	—	—
North America Fund XI (2012) (4)	8,718.4	—	—	—	—	—	—	—
Asian Fund II (2013) (4)	5,825.0	—	—	—	—	—	—	—
Real Estate Partners Americas (2013) (4)	1,229.1	—	—	—	—	—	—	—
Energy Income and Growth Fund (2013) (4)	1,974.2	—	—	—	—	—	—	—
Subtotal - Included Funds	63,593.6	19,982.0	42,639.1	8,717.4	51,356.5	24.4%	20.6%	2.6

All Realized/Partially Realized Investments	$80,068.1	$36,456.5	$92,908.4	$8,717.4	$101,625.8	26.1%	21.2%	2.8

(1)                                     These funds were not contributed to KKR as part of the KPE Transaction.

(2)                                     The capital commitments of the European Fund, European Fund II, European Fund III and E2 Investors (Annex Fund) include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million and €55.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2014 in the case of unfunded commitments.

(3)                                     The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to June 30, 2014. None of the Infrastructure Fund, North America Fund XI, Asian Fund II, Real Estate Partners Americas or Energy Income and Growth Fund have invested for at least 36 months as of June 30, 2014. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

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

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS and alternative investments funds or AFIs, which invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds and (ii) alternative credit strategies such as mezzanine investments, special situations investments, direct lending investments and long/short credit. Our Public Markets segment also includes our hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and acquiring stakes in or seeding hedge fund managers. The funds in our credit and hedge funds strategies are managed by KKR Asset Management LLC and Prisma Capital Partners LP, both of which are SEC-registered investment advisers, and Avoca Capital, an entity regulated by the Central Bank of Ireland, which we acquired on February 19, 2014.  In our hedge funds stakes and seeding business, we have a 24.9% interest in Nephila Capital, an investment manager focused on investing in natural catastrophe and weather risk, and a 24.9% interest in BlackGold Capital Management, a credit-oriented hedge fund specializing in energy and hard asset investments, which we acquired on July 14, 2014.

On April 30, 2014, KKR acquired KFN, a specialty finance company with a portfolio of assets spanning a range of strategies, including leveraged credit through the ownership of subordinated and mezzanine notes across CLOs, special situations, energy, real estate and private equity.

We generally review our performance in our credit business by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. In certain cases these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to June 30, 2014. Past performance is no guarantee of future results.

($ in millions)	Inception Date	AUM	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield (2)	Jul 2008	$3,480	10.38%	9.69%	65% S&P/ LSTA, 35% BoAML HY Master II Index (3)	7.88%
Opportunistic Credit	May 2008	1,090	16.45%	14.12%	BoAML HY Master II Index (4)	10.10%
Bank Loans (2)	Apr 2011	2,330	6.43%	5.79%	S&P/ LSTA Loan Index (5)	5.06%
High Yield (2)	Apr 2011	1,090	9.62%	9.02%	BoAML HY Master II Index (6)	8.86%
Bank Loans Conservative	Apr 2011	850	5.46%	4.83%	S&P/ LSTA BB-B Loan Index (7)	4.85%
European Securitised Loans (8)	Mar 2004	1,880	5.04%	4.24%	S&P European Leveraged Loan Index (9)	4.59%
European Leveraged Loans (8)	Sep 2009	1,890	6.56%	6.03%	CS Inst European Leveraged Loan Index (10)	5.59%

(1)                                     The Benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the “S&P/LSTA Loan Index”), the Bank of America Merrill Lynch High Yield Master II Index (the “BoAML HY Master II Index”), the S&P European Leveraged Loan Index (the “ELLI”) and Credit Suisse Institutional Western European Leveraged Loan Index (the “CS Inst European Leveraged Loan Index”). The S&P/LSTA Loan Index is an index that comprises all loans that meet the inclusion criteria and that have marks from the LSTA/LPC mark-to-market service. The inclusion criteria consist of the following: (i) syndicated term loan instruments consisting of term loans (both amortizing and institutional), acquisition loans (after they are drawn down) and bridge loans; (ii) secured; (iii) U.S. dollar denominated; (iv) minimum term of one year at inception; and (v) minimum initial spread of LIBOR plus 1.25%. The BoAML HY Master II Index is a market value weighted index of below investment grade U.S. dollar denominated corporate bonds publicly issued in the U.S. domestic market. “Yankee” bonds (debt of foreign issuers issued in the U.S. domestic market) are included in the BoAML HY Master II Index provided that the issuer is domiciled in a country having investment grade foreign currency long-term debt rating. Qualifying bonds must have maturities of one year or more, a fixed coupon schedule and minimum outstanding of US$100 million. In addition, issuers having a credit rating lower than BBB3, but not in default, are also included. The ELLI is based upon Euro denominated facilities. The index reflects the market-weighted performance of institutional leveraged loan portfolios investing in European credits. All the index components are loans syndicated to European loan investors. The ELLI series uses real-time market weightings, spreads and interest payments. The Index was calculated monthly from January 1, 2002 to January 1, 2004; then weekly until May 2, 2013, and is currently calculated daily. The CS Inst European Leveraged Loan Index contains only institutional loan facilities priced above 90, excluding TL and TLa facilities and loans rated CC, C or in default. It is designed to more closely reflect the investment criteria of institutional investors. While the returns of these strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of these strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations or expenses. It is not possible to invest directly in unmanaged indices.

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

(8)                                     The AUM amounts reflected have been converted to U.S. dollars based on the exchange rate prevailing on June 30, 2014. The returns presented are calculated based on local currency.

(9)                                     Performance is based on a composite of portfolios that primarily invest in CLOs. The Benchmark used for purposes of comparison for the European Securitised Loans strategy is based on the S&P European Leveraged Loan Index.

(10)                                Performance is based on a composite of portfolios that primarily invest in higher quality leveraged loans. The Benchmark used for purposes of comparison for the European Senior Loans strategy is based on the CS Inst West European Leveraged Loan Index.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds. The following table presents information regarding our Public Markets alternative credit vehicles that are the most similar to our Private Markets investment funds in terms of fee structure, commitment period and other terms, from inception to June 30, 2014. Our other alternative credit strategies have begun investing more recently and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

	Inception	Amount		Fair Value of Investments			Gross		Multiple of Invested
Public Markets Investment Funds	Date	Commitment	Investment	Realized	Unrealized	Total Value	IRR*	Net IRR*	Capital**
		($ in millions)

Special Situations Fund	Dec-12	$1,978.9	$1,440.3	$11.4	$1,666.8	$1,678.2	38.4%	24.1%	1.2
Mezzanine Partners	Mar-10	987.0	699.7	198.5	721.7	920.2	18.6%	11.2%	1.3
Lending Partners	Dec-11	417.5	321.9	50.4	348.7	399.1	14.9%	12.1%	1.2

All Funds		$3,383.4	$2,461.9	$260.3	$2,737.2	$2,997.5			1.2

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

For the period beginning in June 2004 through June 30, 2014, KKR Prisma’s Low Volatility strategy, which consists of the majority of KKR Prisma’s AUM and FPAUM, generated a gross annualized return of 6.4%. As of June 30, 2014, KKR Prisma managed $10.9 billion of AUM.

The table below presents information as of June 30, 2014 relating to our Public Markets vehicles:

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital

Leveraged Credit:
Leveraged Credit SMAs/Funds	$7,759	$7,303	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLOs	11,105	7,469	0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	18,864	14,772

Alternative Credit (3)	6,119	5,312	0.75%-1.50% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (2)
Hedge Fund Solutions	10,883	10,875	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
Corporate Capital Trust (5)	2,435	2,435	1.00%	10.00%	7.00%	7 years (5)
Other	240	95	0.50%-1.50%	Various	Various	Various

Total	$38,541	$33,489

(1)                                  Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share in up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.

(2)                                  Term for duration of capital is since inception. Inception dates for CLOs were between 2004 and 2014 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2014.

(3)                                  AUM and FPAUM include all assets invested by vehicles that principally invest in alternative credit strategies, respectively, and consequently may include a certain amount of assets invested in other strategies.

(4)                                  Lower fees on uninvested capital in certain vehicles.

(5)                                  Corporate Capital Trust is a BDC sub-advised by KKR. By December 31, 2018, the capital in the Corporate Capital Trust vehicle may have an indefinite duration. This vehicle invests in both leveraged credit and alternative credit strategies.

Capital Markets and Other

Our Capital Markets and Other segment is comprised primarily of our global capital markets business.

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

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North and South America, Europe, Asia-Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the success of the investments we make as well as our ability to exit these investments profitably and to make new investments.  Real GDP growth in the U.S. was weak, contracting at 2.1% quarter-over-quarter at a seasonally adjusted annualized rate in the first quarter of the year.  In fact, since quarterly U.S. GDP data began in 1947 it was the only occurrence of real U.S. GDP growth falling below -1.5% without the country being in or about to enter a recession.  While U.S. GDP recovered in the second quarter growing at 4.0%, the quarter over quarter volatility highlights the uncertainty of the current economic environment as periods of deleveraging may be accompanied by uneven growth. A major factor is that government contribution to growth has been negative 1.6% per year this cycle versus a historical average of positive 1.5%. Furthermore, while unemployment has declined, the unemployment rate remains elevated and business spending has been cautious.  The European economy continues to recover, but growth remains at a muted pace and unemployment, particularly in Spain, Italy and Greece, remains high.  A major slowdown in emerging markets growth, particularly in China, could negatively impact European exports, especially given the persistent relative strength of the euro.  The monetary policy of the European Central Bank has also been relatively less aggressive than that of the U.S. Federal Reserve or Bank of Japan, and European banks continue to be reluctant to lend to certain areas of the private sector. Fiscal restraint, deficit reductions, and central bank support have alleviated some of the stresses and borrowing costs have receded. Ongoing austerity and deleveraging in the developed world are likely to persist in the near term, but at a slower pace. Importantly, periods of deleveraging tend to be accompanied by increased volatility in the global capital markets, which may pose downside risk to the economic outlook and portfolio company performance. Growth in Asian economies is mixed, while the rate of real gross domestic product growth in China remains lower compared to the pace of growth in prior years.  The reform agenda of the new Chinese leadership and regulatory and structural adjustments could further impair growth in China. The Chinese government may now be more willing to allow for more managed defaults and larger investor losses as credit issues become more commonplace.  As China accounts for a significant part of global growth, a slowing China also impacts the growth trajectories of other developing and emerging economies that are directly and indirectly tied to China’s economic cycle.  Importantly, throughout the emerging markets as a whole, inflation, currency, fiscal, commodity, and importantly, political risks could materially affect the performance of our portfolio companies in these markets.  The financial performance of our portfolio companies in the Chinese financial industry would be adversely affected by an increase in defaults, and overall slower growth in Asia would adversely affect the performance outlook generally of our portfolio companies doing business in the region.

In addition, foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar, and rising U.S. interest rates may negatively impact certain foreign currencies that depend upon foreign capital flows. For a discussion of exchange rate risks, see “Quantitative and Qualitative Disclosure about Market Risk — Exchange Rate Risk” in this report and in our Annual Report on Form 10K for the fiscal year ended December 31, 2013.  The U.S. Federal Reserve has also announced a shift in monetary policy by suggesting that economic conditions may for some time warrant keeping the target federal funds rate below what the Federal Open Market Committee views as normal in the longer run. Uncertainty surrounding interest rate policy as well as the pace and timing of the tapering of quantitative easing could cause interest rates to rise which could adversely affect our investments.  Furthermore, higher interest rates and weaker currencies in some emerging market economies may increase country default risk.  Within credit markets, spreads have tightened significantly while issuance reached record levels in the first half of 2014. If interest rates rise sharply, or growth remains weak, default risk may rise. Moreover, while we maintained an active investment pace in our Private Markets business with $1.5 billion of capital invested in the quarter ended June 30, 2014, committed capital decreased this quarter marking the first decline in several quarters. Levels of transaction activity are generally volatile, and reduced levels of transaction activity tend to result in a reduced amount of transaction fees and potential future investment gains.  In recent quarters M&A activity appears to have increased, and we have continued to experience an increased level of realization activity in our private equity portfolio.  Pending sales of portfolio companies, the consummation of which are subject to closing conditions, include, as of August 6, 2014: Biomet Inc. (healthcare sector), WILD Flavors GmbH (consumer products sector), Ipreo Holdings LLC (media sector), U.S. Foods (retail sector), Visma Group Holdings (technology sector), U.N. RO-RO Isletmeleri A.S. (transportation sector) and Allicance Boots GmbH (healthcare sector).  Such sales, however, are episodic and reduced levels of sale activity in future quarters would reduce transaction fees, realized carry and distributions.

In addition to economic conditions, global equity markets also have a substantial effect on our financial condition and results of operations, as equity prices, which have been and may continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value of our investments that do not have readily observable market prices. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent secondary equity offerings by companies already public, impacts our ability to realize investment gains. Subsequent to June 30, 2014, we have completed one secondary sale of Jazz Pharmaceuticals, Inc. (NASDAQ:JAZZ).

Notwithstanding the trends described above, global equity markets generally rose in the quarter ended June 30, 2014, with the S&P 500 Index up 5.2% and the MSCI World Index up 5.1%. Equity market volatility declined during the quarter as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, which began the quarter at 13.88 and ended at 11.57 on June 30, 2014, for a decrease of 16.6%. The below investment grade credit markets also appreciated, with the S&P/LSTA Leveraged Loan Index up 1.4% and the BoAML HY Master II Index up 2.6% during the quarter ended June 30, 2014, respectively.

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

Our Public Markets segment manages a number of funds and other accounts and has investments in hedge funds that directly or indirectly invest capital in a variety of credit and equity strategies, including leveraged loans, high yield bonds and mezzanine debt. As a result, conditions in global credit and equity markets have a direct impact on both the performance of these investments as well as the ability to make additional investments on favorable terms in the future.

In addition, our Capital Markets and Other segment generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities and credit facilities, with the size of fees generally correlated to overall transaction sizes. As a result, the conditions in global equity and credit markets, as well as transaction activity in our Private Markets segment and to a lesser extent, Public Markets segment, impact both the frequency and size of fees generated by this segment.

Finally, conditions in commodity markets impact the performance of our portfolio companies and other investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase or suffer from a decline in commodity prices. In particular, our Private Markets portfolio contains several real asset investments whose values are influenced by the price of natural gas and oil. While near term natural gas and oil prices generally rose during the quarter ended June 30, 2014, long term pricing of such real assets was by comparison more stable. The valuations of these real asset investments generally increase or decrease with the increase or decrease, respectively, of such long term commodities prices as well as individual company performance. Furthermore, as we make additional investments in oil and gas companies and assets, the value of our portfolio may become increasingly sensitive to oil and gas prices.

Basis of Accounting

We consolidate the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of our management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds and certain other entities including certain consolidated CLOs.

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds and CLOs, are consolidated notwithstanding the fact that we may hold only a minority economic interest in those entities. In particular, the majority of our consolidated funds consist of funds in which we hold a general partner or managing member interest that gives us substantive controlling rights over such funds. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of June 30, 2014, our Private Markets segment included 21 consolidated investment funds and 18 unconsolidated co-investment vehicles. Our Public Markets segment included 14 consolidated investment vehicles, including CLOs, and 70 unconsolidated vehicles.

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

Key Financial Measures

Fees

Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, CLOs and other vehicles and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, (iv) revenue earned by oil and gas-producing entities that are consolidated and (v) consulting fees earned by entities that employ non-employee operating consultants. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

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

All principals and other employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain principals are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal’s vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

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

General, Administrative and Other

General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, changes in fair value of contingent consideration, expenses incurred by oil and gas-producing entities that are consolidated and other general and operating expenses which are not borne by fund investors and are not offset by credits attributable to fund investors’ noncontrolling interests in consolidated funds. General, administrative and other expense also consists of costs incurred in connection with pursuing potential investments that do not result in completed transactions, a substantial portion of which are borne by fund investors.

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

Interest Income

Interest income consists primarily of interest that is received on our cash balances and other investments including credit instruments in which our consolidated funds and other entities invest.

Interest Expense

Interest expense is incurred from debt issued by KKR, including debt issued by KFN which was consolidated upon completion of the acquisition of KFN, credit facilities entered into by KKR, debt securities issued by consolidated CLOs and financing arrangements at our consolidated funds entered into with the objective of enhancing returns or managing cash flow. KFN’s debt obligations are non-recourse to KKR beyond the assets of

KFN. Debt securities issued by consolidated CLOs are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated funds are generally limited to our pro-rata equity interest in such funds.  Our management companies bear no obligations with respect to financing arrangements at our consolidated funds. In addition to these interest costs, we capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See “—Liquidity”.

Income Taxes

The KKR Group Partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and as corporate entities in non-U.S. jurisdictions. Accordingly, these entities, in some cases, are subject to New York City unincorporated business taxes, or non-U.S. income taxes. Furthermore, we hold our interest in one of the KKR Group Partnerships through KKR Management Holdings Corp., which is treated as a corporation for U.S. federal income tax purposes, and certain other subsidiaries of the KKR Group Partnerships are treated as corporations for U.S. federal income tax purposes. Accordingly, such subsidiaries of KKR, including KKR Management Holdings Corp., and of the KKR Group Partnerships are subject to U.S. federal, state and local corporate income taxes at the entity level and the related tax provision attributable to KKR’s share of this income is reflected in the financial statements. We also generate certain interest income to our unitholders and interest deductions to KKR Management Holdings Corp.

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

Appropriated Capital

Appropriated capital represents the difference between the fair value of consolidated CLO assets and the fair value of consolidated CLO liabilities that is attributable to third party holders of the subordinated debt of consolidated CLOs.  Changes in appropriated capital result from changes in the fair value of the underlying assets and liabilities of the consolidated CLO vehicles and the amount of net income (loss) of the consolidated CLOs that is attributed to third party interests will be reflected in net income (loss) attributable to noncontrolling interests and appropriated capital in the condensed consolidated statements of operations to arrive at consolidated net income (loss) attributable to KKR & Co. L.P.

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

We disclose the following financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR’s businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within “Financial Statements and Supplementary Data—Note 13. Segment Reporting” and later in this report under “— Economic Net Income (Loss)” and “—Segment Book Value.”

Economic Net Income (Loss) (“ENI”)

Economic net income (loss) is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR’s businesses inclusive of carried interest and related carry pool allocations and investment income. ENI is comprised of total segment revenues; less total segment expenses and certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the exclusion of the items referred to in FRE above; (ii) the exclusion of investment income (loss) relating to noncontrolling interests; and (iii) the exclusion of income taxes.

Assets Under Management (“AUM”)

Assets under management represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR’s capital raising activities and the overall activity in its investment funds.  KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s fixed income products; (iv) the value of outstanding CLOs (excluding CLOs wholly-owned by KKR); and (v) the fair value of other assets managed by KKR.  KKR’s definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Fee Paying AUM (“FPAUM”)

Fee paying AUM represents only those assets under management from which KKR receives management fees.  We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR’s capital raising activities and the overall activity in its investment funds, for only those funds where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital).  FPAUM is the sum of all of the individual fee bases that are used to calculate KKR’s fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

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

Gross Dollars Invested

Gross dollars invested is the aggregate amount of capital that has been invested by all of KKR’s Public Markets investment vehicles in our private credit non-liquid strategies and is used as a measure of investment activity for a portion of KKR’s Public Markets segment in a given period. We believe this measure is useful to unitholders as it provides additional insight into KKR’s investment of capital across private credit non-liquid strategies for all the investment vehicles in the Public Markets segment. Such amounts include capital invested by fund investors and co-investors with respect to which KKR’s Public Markets business is entitled to a fee or carried interest.

Syndicated Capital

Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee.  It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in committed dollars invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR’s Capital Markets and Other segment and across its investment platform.

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

Adjusted Units

Adjusted units are used as a measure of the total equity ownership of KKR that is held by KKR & Co. L.P. (including equity awards issued under the Equity Incentive Plan), KKR Holdings and other holders of securities exchangeable into common units of KKR & Co. L.P. and represent the fully diluted unit count using the if-converted method.  We believe this measure is useful to unitholders as it provides an indication of the total equity ownership of KKR as if all outstanding KKR Holdings units, equity awards issued under the Equity Incentive Plan and other exchangeable securities had been exchanged for common units of KKR & Co. L.P.

Segment Book Value

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

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2014 and 2013. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Revenues
Fees	$249,370	$166,376	$552,296	$317,616

Expenses
Compensation and Benefits	358,730	200,602	689,768	531,723
Occupancy and Related Charges	16,059	13,878	31,467	28,399
General, Administrative and Other	210,536	77,542	337,261	171,230
Total Expenses	585,325	292,022	1,058,496	731,352

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,971,850	98,537	3,944,030	2,368,354
Dividend Income	272,902	209,486	369,606	248,955
Interest Income	215,872	128,020	377,832	237,389
Interest Expense	(65,997)	(24,614)	(100,728)	(47,637)
Total Investment Income (Loss)	2,394,627	411,429	4,590,740	2,807,061

Income (Loss) Before Taxes	2,058,672	285,783	4,084,540	2,393,325

Income Taxes	6,176	8,525	27,878	17,881

Net Income (Loss)	2,052,496	277,258	4,056,662	2,375,444
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(6,809)	(7,800)	3,828	16,823
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,881,090	269,924	3,664,578	2,150,048

Net Income (Loss) Attributable to KKR & Co. L.P.	$178,215	$15,134	$388,256	$208,573

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Fees

Fees were $249.4 million for the three months ended June 30, 2014, an increase of $83.0 million, compared to fees of $166.4 million for the three months ended June 30, 2013. The net increase was primarily due to an increase in revenues earned by consolidated oil and gas producing entities of $56.2 million, an increase in management fees of $15.1 million and an increase in transaction fees of $13.5 million. The increase in revenue earned by oil and gas producing entities was the result of the consolidation of these entities beginning in the third quarter of 2013 as well as the acquisition of oil and gas producing entities in the acquisition of KFN. The increase in management fees was primarily the result of the acquisition of Avoca in 2014 and to a lesser extent new capital raised primarily in our Public Markets segment, partially offset by a decrease in management fees received from KFN as a result of our acquisition on April 30, 2014, as management fees from KFN are now eliminated in consolidation. The increase in transaction fees was primarily driven by an increase in the number of fee-generating transactions completed and an increase in the average fee earned as compared to the prior period in our Private Markets segment. During the three months ended June 30, 2014, in our Private Markets segment there were 8 transaction fee-generating investments with a total combined transaction value of approximately $2.0 billion compared to 6 transaction fee-generating investments with a total combined transaction value of approximately $2.5 billion during the three months ended June 30, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.

Expenses

Expenses were $585.3 million for the three months ended June 30, 2014, an increase of $293.3 million, compared to $292.0 million for the three months ended June 30, 2013. The increase was primarily due to an increase in compensation and benefits of $158.1 million and an increase in general, administrative and other expenses of $133.0 million. The increase in compensation and benefits was due primarily to higher carry pool allocations as a result of the recognition of a higher level of carried interest during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and higher equity-based compensation relating primarily to additional equity grants under the Equity Incentive Plan, partially offset by lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition. The increase in general, administrative and other expenses is primarily due to (i) expenses incurred by oil and gas producing entities which we began consolidating in the third quarter of 2013 as well as the acquisition of oil and gas producing entities in the acquisition of KFN, (ii) an increase in amounts accrued for litigation, (iii) an increase in professional services fees in connection with the growth of our business and (iv) the expenses of the Avoca business, as a result of the acquisition of Avoca in 2014.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $2.0 billion for the three months ended June 30, 2014, an increase of $1.9 billion compared to $0.1 billion for the three months ended June 30, 2013. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	June 30,
	2014	2013
	($ in thousands)
Private Equity Investments	$1,890,558	$92,966
Other Net Gains (Losses) from Investment Activities	81,292	5,571
Net Gains (Losses) from Investment Activities	$1,971,850	$98,537

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

	Three Months Ended
	June 30,
	2014	2013
	($ in thousands)
Realized Gains	$2,906,053	$1,568,212
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(3,002,828)	(1,528,219)
Realized Losses	—	(973,012)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	—	982,944
Unrealized Gains from Changes in Fair Value	2,656,522	933,565
Unrealized Losses from Changes in Fair Value	(669,189)	(890,524)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$1,890,558	$92,966

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

A significant driver of net gains (losses) from investment activities for the three months ended June 30, 2014 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.8 billion, $0.5 billion and $0.3 billion in our 2006 Fund, European Fund III and North America Fund XI, respectively. Approximately 4.3% of the net change in value for the three months ended June 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on Yageo Corporation (TW: 2327), The Nielsen Company B.V. (NYSE: NLSN) and Bharti Infratel Ltd. (BOM: 534816). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Pets at Home Ltd. (LSE: PETS), Kion Group AG (FRA: KGX) and Santander Consumer USA (NYSE: SC). Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH (healthcare sector), Biomet, Inc. and WILD Flavors GmbH. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Samson Resources (energy sector) and AVR Bedrijven N.V. (recycling sector). The increased valuations of our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Biomet, Inc., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in April 2014. The decreased valuations of our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

A significant driver of net gains (losses) from investment activities for the three months ended June 30, 2013 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.2 billion and $0.1 billion in our 2006 Fund and European Fund II, respectively. The share prices of various publicly held investments had a net decrease in value, the most significant of which were losses on HCA, Inc., Kion Group AG, and The Nielsen Company B.V. These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which was Jazz Pharmaceuticals, Inc. (NYSE: JAZZ). Our privately-held investments contributed an overall increase in value, the most significant of which were gains relating to Alliance Boots GmbH, ProSiebenSat.1 Media AG (media sector) and Oriental Brewery (consumer products sector). The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to A.T.U Auto-Teile-Unger (retail sector), BIS Industries Ltd. (industrial sector) and GenesisCare (health care sector). The increased valuations, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

Dividend income was $272.9 million for the three months ended June 30, 2014, an increase of $63.4 million, compared to dividend income of $209.5 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, we received dividends of $162.1 million from Capital Safety Group (industrial sector), $73.6 million from Go Daddy Group, Inc. (technology sector) and an aggregate of $37.2 million of dividends from other investments. During the three months ended June 30, 2013, we received $139.7 million from Pets at Home (retail sector), $23.1 million from TDC A/S (OMX: TDC), $21.8 million from Santander Consumer USA (financial services sector) and an aggregate of $24.9 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

Interest income was $215.9 million for the three months ended June 30, 2014, an increase of $87.9 million, compared to $128.0 million for the three months ended June 30, 2013. The increase was primarily due to the consolidation of the debt instruments held by KFN including CLOs, subsequent to the acquisition of KFN during the 2014 period as well as a net increase in the level of credit instruments in our Public Markets investment vehicles, including CLOs acquired in the Avoca acquisition in 2014.

Interest Expense

Interest expense was $66.0 million for the three months ended June 30, 2014, an increase of $41.4 million, compared to $24.6 million for the three months ended June 30, 2013. The increase was primarily due to the consolidation of KFN debt as a result of our acquisition of KFN during the 2014 period and to a lesser extent our 2044 Senior Notes issued on May 29, 2014, for which we incurred one month of interest expense.

Income (Loss) Before Taxes

Due to the factors described above, principally an increase in net gains from investment activities and an increase in fees, partially offset by an increase in expenses, income before taxes was $2.1 billion for the three months ended June 30, 2014, an increase of $1.8 billion, compared to income before taxes of $0.3 billion for the three months ended June 30, 2013.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

Net income attributable to noncontrolling interests and appropriated capital was $1.9 billion for the three months ended June 30, 2014, an increase of $1.6 billion, compared to $0.3 billion for the three months ended June 30, 2013. The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Net Income (Loss) Attributable to KKR & Co. L.P.

Net income attributable to KKR & Co. L.P. was $178.2 million for the three months ended June 30, 2014, an increase of $163.1 million, compared to $15.1 million for the three months ended June 30, 2013. The increase was primarily attributable to an increase in investment income and fees as described above as well as an increase in KKR & Co. L.P.’s weighted average ownership percentage in the KKR Group Partnerships from 39% for the three months ended June 30, 2013 to 49% for the three months ended June 30, 2014.  This increase in ownership percentage was principally the result of the issuance of KKR common units in connection with the acquisition of KFN.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Fees

Fees were $552.3 million for the six months ended June 30, 2014, an increase of $234.7 million, compared to fees of $317.6 million for the six months ended June 30, 2013. The net increase was primarily due to an increase in transaction fees of $130.3 million, an increase in revenues earned by consolidated oil and gas producing entities of $74.0 million and an increase in management fees of $24.3 million. The increase in transaction fees was primarily driven by an increase in the size and number of fee-generating investments completed during the six months ended June 30, 2014 in our Private Markets segment. During the six months ended June 30, 2014, in our Private Markets segment there were 16 transaction fee-generating investments with a total combined transaction value of approximately $10.5 billion compared to 12 transaction fee-generating investments with a total combined transaction value of approximately $3.3 billion during the six months ended June 30, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in revenue earned by oil and gas producing entities was the result of the consolidation of these entities beginning in the third quarter of 2013 as well as the acquisition of oil and gas producing entities in the acquisition of KFN. The increase in management fees was primarily the result of the acquisition of Avoca in 2014 and to a lesser extent new capital raised primarily in our Public Markets segment, partially offset by a decrease in management fees received from KFN as a result of our acquisition on April 30, 2014, as management fees from KFN are now eliminated in consolidation.

Expenses

Expenses were $1,058.5 million for the six months ended June 30, 2014, an increase of $327.1 million, compared to $731.4 million for the six months ended June 30, 2013. The increase was primarily due to an increase in general, administrative and other expenses of $166.0 million and an increase in compensation and benefits of $158.0 million. The increase in general, administrative and other expenses is primarily due to (i) expenses incurred by oil and gas producing entities which we began consolidating in the third quarter of 2013 as well as the acquisition of oil and gas producing entities in the acquisition of KFN, (ii) an increase in amounts accrued for litigation, (iii) an increase in professional services fees is in connection with the growth of our business and (iv) to a lesser extent the acquisition of Avoca. The increase in compensation and benefits is due primarily to (i) higher carry pool allocations as a result of the recognition of a higher level of carried interest during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, (ii) higher equity-based compensation relating to additional equity grants under the Equity Incentive Plan, (iii) an increase in cash compensation reflecting a higher level of fees as well as increased headcount, partially offset by lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $3.9 billion for the six months ended June 30, 2014, an increase of $1.5 billion compared to $2.4 billion for the six months ended June 30, 2013. The following is a summary of net gains (losses) from investment activities:

	Six Months Ended
	June 30,
	2014	2013
	($ in thousands)
Private Equity Investments	$3,571,086	$2,000,693
Other Net Gains (Losses) from Investment Activities	372,944	367,661
Net Gains (Losses) from Investment Activities	$3,944,030	$2,368,354

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

	Six Months Ended
	June 30,
	2014	2013
	($ in thousands)
Realized Gains	$4,236,440	$2,460,139
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(4,233,619)	(2,265,915)
Realized Losses	(695,318)	(973,012)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	695,318	982,944
Unrealized Gains from Changes in Fair Value	4,753,828	3,315,703
Unrealized Losses from Changes in Fair Value	(1,185,563)	(1,519,166)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$3,571,086	$2,000,693

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

A significant driver of net gains (losses) from investment activities for the six months ended June 30, 2014 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $1.4 billion, $1.0 billion and $0.6 billion in our 2006 Fund, European Fund III and Asian Fund, respectively. Approximately 17.5% of the net change in value for the six months ended June 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on Yageo Corporation, HCA, Inc. and NXP Semiconductors N.V. (NASDAQ: NXPI). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far East Horizon Ltd. (HK: 3360), ProSiebenSat.1 Media AG (XETRA: PSM) and Ma Anshan Modern Farming Co. (HK: 1117). Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Biomet, Inc. and WILD Flavors GmbH. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Samson Resources, Laureate Education, Inc. (education sector) and AVR Bedrijven N.V. The increased valuations of our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Biomet, Inc., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in April 2014. The decreased valuations of our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant driver of net gains (losses) from investment activities for the six months ended June 30, 2013 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $1.1 billion, $0.4 billion and $0.3 billion in our 2006 Fund, Millennium Fund and Asian Fund respectively. Approximately 36% of the net change in value for the six months ended June 30, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., NXP Semiconductors N.V. (NASDAQ: NXPI) and TDC A/S, partially offset by decreases relating to Far East Horizon Ltd. (HK: 3360), Kion

Group AG and Bharti Infratel Ltd. (BOM: 534816). Our privately-held investments contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors (retail sector) and Intelligence Ltd. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S. (transportation sector), A.T.U Auto-Teile-Unger and U.S. Foods. The increased valuations, in the aggregate, generally related to an increase (i) in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

Dividend income was $369.6 million for the six months ended June 30, 2014, an increase of $120.6 million, compared to dividend income of $249.0 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we received dividends of $162.1 million from Capital Safety Group, $76.3 million from Academy Sports and Outdoors and $73.6 million from Go Daddy Group, Inc. and an aggregate of $57.6 million of dividends from other investments. During the six months ended June 30, 2013, we received dividends of $139.7 million from Pets at Home, $52.0 million from Santander Consumer USA, $23.1 million from TDC A/S and an aggregate of $34.2 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

Interest income was $377.8 million for the six months ended June 30, 2014, an increase of $140.4 million, compared to $237.4 million for the six months ended June 30, 2013. The increase was primarily due to the consolidation of debt instruments held by KFN including CLOs, subsequent to the acquisition of KFN as well as a net increase in the level of credit instruments in our Public Markets investment vehicles, including CLOs acquired in the Avoca acquisition.

Interest Expense

Interest expense was $100.7 million for the six months ended June 30, 2014, an increase of $53.1 million, compared to $47.6 million for the six months ended June 30, 2013. The increase was primarily due to the consolidation of KFN debt as a result of our acquisition of KFN and to a lesser extent our 2044 Senior Notes issued on May 29, 2014, for which we incurred one month of interest expense.

Income (Loss) Before Taxes

Due to the factors described above, principally an increase in net gains from investment activities, an increase in fees, offset by an increase in expenses, income before taxes was $4.1 billion for the six months ended June 30, 2014, an increase of $1.7 billion, compared to income before taxes of $2.4 billion for the six months ended June 30, 2013.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

Net income attributable to noncontrolling interests and appropriated capital was $3.7 billion for the six months ended June 30, 2014, an increase of $1.5 billion, compared to $2.2 billion for the six months ended June 30, 2013. The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above.

Net Income (Loss) Attributable to KKR & Co. L.P.

Net income attributable to KKR & Co. L.P. was $388.3 million for the six months ended June 30, 2014, an increase of $179.7 million, compared to $208.6 million for the six months ended June 30, 2013. The increase was primarily attributable to an increase in investment income and fees offset by an increase in expenses as described above as well as an increase in KKR & Co. L.P.’s ownership percentage in the KKR Group Partnerships from 38% for the six months ended June 30, 2013 to 46% for the six months ended June 30, 2014.  This increase in ownership percentage was principally the result of the issuance of KKR common units in connection with the acquisition of KFN.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three and six months ended June 30, 2014 and 2013. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Results” and the condensed consolidated financial statements and related notes included elsewhere in this report.

In connection with KKR’s acquisition of KFN on April 30, 2014, and the related increase in the amount of assets held by KKR, KKR’s management reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of each of KKR’s operating segments. As a result, beginning with the three and six months ended June 30, 2014, KKR has modified the presentation of its segment financial information.

Certain of the more significant changes between KKR’s current segment presentation and its previously reported segment presentation are as follows:

•                  Income on investments is now attributed to either the Private Markets segment or Public Markets segment based on the character of the income generated.  For example, gains from private equity investments are included in the Private Markets segment.  Previously, all income on investments held directly by KKR was reported in the Capital Markets and Principal Activities Segment.

•                  Carried interest and other investment income (both realized and unrealized) is now included in total segment revenues as opposed to investment income.

•                  Total segment expenses now include allocation to carry pool within compensation and benefits (both realized and unrealized), as opposed to such amounts being included in investment income.

•                  The Capital Markets and Principal Activities segment has been renamed Capital Markets and Other.

In connection with these modifications, segment information for the three and six months ended June 30, 2013 has been presented in this Quarterly Report on Form 10-Q to conform to KKR’s current segment presentation.  Consequently, this information will not be consistent with historical segment financial results previously reported.  While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$111,542	$114,700	$234,581	$221,305
Monitoring Fees	29,610	28,907	65,973	60,975
Transaction Fees	45,340	25,231	138,360	41,643
Fee Credits	(43,478)	(29,547)	(123,816)	(50,556)
Total Management, Monitoring and Transaction Fees, Net	143,014	139,291	315,098	273,367

Performance Income
Realized Carried Interest	555,488	269,828	724,288	357,995
Incentive Fees	—	—	—	—
Unrealized Carried Interest	(163,564)	(217,544)	(17,788)	84,039
Total Performance Income	391,924	52,284	706,500	442,034

Investment Income (Loss)
Net Realized Gains (Losses)	207,892	148,827	384,090	297,689
Net Unrealized Gains (Losses)	(122,729)	(138,758)	(52,056)	15,884
Total Realized and Unrealized	85,163	10,069	332,034	313,573
Net Interest and Dividends	22,760	(3,868)	19,952	(10,066)
Total Investment Income (Loss)	107,923	6,201	351,986	303,507

Total Segment Revenues	642,861	197,776	1,373,584	1,018,908

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	56,522	51,516	123,420	99,517
Realized Allocation to Carry Pool	222,195	107,931	289,715	143,198
Unrealized Allocation to Carry Pool	(63,730)	(85,711)	(4,987)	40,366
Total Compensation and Benefits	214,987	73,736	408,148	283,081
Occupancy and related charges	11,764	11,143	23,324	22,568
Other operating expenses	39,589	33,988	79,648	67,930
Total Segment Expenses	266,340	118,867	511,120	373,579

Income (Loss) attributable to noncontrolling interests	335	411	850	809

Economic Net Income (Loss)	$376,186	$78,498	$861,614	$644,520

Assets Under Management	$59,417,000	$54,452,400	$59,417,000	$54,452,400
Fee Paying Assets Under Management	$46,167,300	$45,907,500	$46,167,300	$45,907,500
Committed Dollars Invested	$1,454,400	$1,314,000	$4,006,200	$1,912,500
Uncalled Commitments	$17,109,800	$19,972,800	$17,109,800	$19,972,800

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net were $143.0 million for the three months ended June 30, 2014, an increase of $3.7 million, compared to management, monitoring and transaction fees, net of $139.3 million for the three months ended June 30, 2013. The net increase was primarily due to an increase in transaction fees of $20.1 million, partially offset by a corresponding increase in fee credits of $13.9 million and a decrease in management fees of $3.2 million. The increase in transaction fees was attributable to an increase in the number of transactions and the average fee earned as compared to the prior period. During the three months ended June 30, 2014, there were 8 transaction fee-generating investments with a total combined transaction value of approximately $2.0 billion compared to 6 transaction fee-generating investments with a total combined transaction value of approximately $2.5 billion during the three months ended June 30, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in fee credits is primarily attributable to the increase in transaction fees, as described above. The decrease in management fees is primarily attributable to a reduction in the European Fund III’s fee base as a result of the fund entering its post-investment period during which it earns management fees based on invested capital rather than committed capital and at a lower rate, partially offset by new capital raised in North America Fund XI, Energy Income and Growth Fund and Real Estate Partners Americas. As of June 30, 2014, FPAUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan and $3.1 billion in commitments in connection with infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our fees.

Performance Income

Performance income was $391.9 million for the three months ended June 30, 2014, an increase of $339.6 million, compared to performance income of $52.3 million for the three months ended June 30, 2013. This increase was driven by a higher level of realized carried interest net of unrealized carried interest.

Realized carried interest for the three months ended June 30, 2014 consisted primarily of realized gains from the sale of Oriental Brewery, the partial sale of HCA, Inc. and the sale of Avincis Group (transportation sector).

Realized carried interest for the three months ended June 30, 2013 consisted primarily of realized gains from the partial sale of Dollar General Corporation (NYSE: DG), the sale of Intelligence Ltd. and the partial sale of China Modern Dairy Holdings Ltd. (HK: 1117).

The following table presents net unrealized carried interest by investment vehicle for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
	($ in thousands)

Co-Investment Vehicles and Other	52,685	(8,265)
North America Fund XI	52,502	—
2006 Fund	39,639	(64,190)
European Fund III	20,447	(28,450)
E2 Investors	2,297	1,967
European Fund II	(120)	15,202
China Growth Fund	(720)	—
European Fund	(1,723)	9
Real Estate Partners Americas	(11,597)	4,930
Millennium Fund	(42,022)	(34,636)
Asian Fund	(275,113)	(99,376)
Management Fee Refunds	161	(4,735)
Total (a)	$(163,564)	$(217,544)

(a)                                 The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the three months ended June 30, 2014, the net unrealized carried interest loss of $163.6 million included $546.1 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales, which were partially offset by $382.3 million representing net increases in the value of various portfolio companies and $0.2 million in management fee refund credits.

The reversals of previously recognized net unrealized gains for the three months ended June 30, 2014 resulted primarily from the sale of Oriental Brewery, the partial sale of HCA, Inc. and the sale of Avincis Group.

For the three months ended June 30, 2014, the value of our private equity investment portfolio increased 5.0%. Increased share prices of various publicly held investments comprised approximately 4.3% of the net increase in value for the three months ended June 30, 2014, the most significant of which were gains on Yageo Corporation, The Nielsen Company B.V. and Bharti Infratel Ltd.  These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Pets at Home Ltd., Kion Group AG and Santander Consumer USA. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Biomet, Inc. and WILD Flavors GmbH. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Samson Resources and AVR Bedrijven N.V. The increased valuations of our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Biomet, Inc., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in April 2014. The decreased valuations of our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

For the three months ended June 30, 2013, the unrealized carried interest loss of $217.5 million included $232.4 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales and $4.7 million of management fee refunds, partially offset by $19.6 million, reflecting net increases in the value of various portfolio companies.

The reversals of previously recognized net unrealized gains resulted primarily from the partial sales of Dollar General Corporation, the sale of Intelligence Ltd. and the partial sale of China Modern Dairy Holdings Ltd. During the three months ended June 30, 2013, we wrote off PagesJaunes Group (media sector) (currently known as Solocal Group SA (FRA: QS3), excluding a de minimis retained interest) and sold Seven West Media Ltd. (AX: SWM) and realized a loss. Neither of these two events had a significant impact on our net carried interest.

For the three months ended June 30, 2013, the share prices of various publicly held investments had a net decrease in value of $40.3 million, the most significant of which were losses on HCA, Inc., Kion Group AG, and The Nielsen Company B.V. These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which was Jazz Pharmaceuticals, Inc. Our privately-held investments had a net increase in value of $59.9 million, most significantly from unrealized gains relating to Alliance Boots GmbH, ProSiebenSat.1 Media AG and Oriental Brewery. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to A.T.U Auto-Teile-Unger, BIS Industries Ltd. and GenesisCare. The increased valuations, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Investment Income

Investment income was $107.9 million for the three months ended June 30, 2014, an increase of $101.7 million, compared to investment income of $6.2 million for the three months ended June 30, 2013. The net increase was primarily due to an increase in net realized gains of $59.1 million, an increase in net interest and dividends of $26.6 million and an increase in net unrealized gains of $16.0 million.

For the three months ended June 30, 2014, net realized gains were comprised of gains from the sale or partial sale of private equity investments, the most significant of which were HCA, Inc. and NXP Semiconductors N.V., which aggregated $169.4 million. The net unrealized losses are related primarily to the reversals of previously recognized unrealized gains on sales of private equity investments, most notably the sales of HCA, Inc. and NXP Semiconductors N.V. and to a lesser extent, a decrease in value on Samson Resources, partially offset by unrealized gains related primarily to increases in the value of various investments, most notably Alliance Boots GmbH, Biomet, Inc. and The Nielsen Company B.V. For further discussion of private equity valuation changes, see the discussion of performance income above.

For the three months ended June 30, 2013, net realized gains were comprised primarily of $193.0 million of realized gains primarily from the sales or partial sales of Dollar General Corporation, The Nielsen Company B.V. and Intelligence Ltd. These realized gains were partially offset by $44.2 million of realized losses primarily from the write-off PagesJaunes Group. Realized losses that were already written down as of October 1, 2009 (the date of the KPE Transaction) that have been excluded from net realized gains amounted to approximately $205 million for the three months ended June 30, 2013 and related to the write-off of PagesJaunes Group. The net unrealized losses related primarily to the reversals of previously recognized unrealized gains on the sale of Dollar General Corporation and Intelligence Ltd., partially offset by unrealized gains on ProSiebenSat.1 Media AG and Alliance Boots GmbH. For further discussion of private equity valuation changes, see the discussion of performance income above.

For the three months ended June 30, 2014, net interest and dividends were comprised of $15.9 million of interest income which consists primarily of interest that is received from our cash balances and other assets, $23.8 million of dividend income from distributions received through our investment funds and other assets less $16.9 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.  For the three months ended June 30, 2013, net interest and dividends were comprised of $1.9 million of interest income which consists primarily of interest received on our cash balances, $6.6 million of dividend income from distributions received through our investment funds and other assets less $12.4 million of interest expense primarily relating to the senior notes outstanding for KKR. The increase from the prior period is primarily due to (i) an increase in dividend income driven primarily by dividends received by KFN subsequent to the acquisition as well as an increase in dividends received relating to energy investments and (ii) an increase in interest income allocated to the Private Markets segment resulting from higher overall cash balances, as well as an increase in interest earned by Private Markets investment funds. These increases were partially offset by higher allocations of interest expense to the Private markets segment as a result of our 2044 Senior Notes issued on May 29, 2014 as well as interest expense relating to debt obligations at KFN subsequent to the acquisition on April 30, 2014.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $215.0 million for the three months ended June 30, 2014, an increase of $141.3 million, compared to compensation and benefits of $73.7 million for the three months ended June 30, 2013. This increase was due primarily to higher allocations to carry pool driven by the higher levels of realized and unrealized carried interest as described above.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $51.4 million for the three months ended June 30, 2014, an increase of $6.3 million, compared to occupancy and other operating expenses of $45.1 million for the three months ended June 30, 2013. This increase was primarily driven by an increase in expenses for unconsummated transactions (“broken deal” related expenses).

Economic Net Income (Loss)

Economic net income was $376.2 million for the three months ended June 30, 2014, an increase of $297.7 million, compared to economic net income of $78.5 million for the three months ended June 30, 2013. This increase was due primarily to the increase in performance income and the increase in investment income described above partially offset by the increase in allocations to carry pool.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from March 31, 2014 to June 30, 2014:

($ in thousands)
March 31, 2014	$60,520,300
New Capital Raised	1,114,200
Distributions	(4,445,200)
Change in Value	2,227,700
June 30, 2014	$59,417,000

AUM for the Private Markets segment was $59.4 billion at June 30, 2014, a decrease of $1.1 billion, compared to $60.5 billion at March 31, 2014. The decrease was primarily attributable to distributions to private equity fund investors of $4.4 billion comprised of $3.2 billion of realized gains and $1.2 billion of return of original cost. This decrease was partially offset by appreciation in the market value of our private equity portfolio of $2.2 billion and new capital raised of $1.1 billion.

The appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $0.8 billion, $0.5 billion and $0.3 billion in our 2006 Fund, European Fund III and North America Fund XI, respectively. Approximately 4.3% of the net change in value for the three months ended June 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on Yageo Corporation, The Nielsen Company B.V. and Bharti Infratel Ltd.  These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Pets at Home Ltd., Kion Group AG and Santander Consumer USA. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Biomet, Inc. and WILD Flavors GmbH. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Samson Resources and AVR Bedrijven N.V. The increased valuations of our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance,  (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Biomet, Inc., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in April 2014. The decreased valuations of our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

As of June 30, 2014, our AUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan, and $3.1 billion in commitments in connection with other infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from March 31, 2014 to June 30, 2014:

($ in thousands)
March 31, 2014	$48,211,000
New Capital Raised	921,700
Distributions and Other	(2,940,400)
Change in Value	(25,000)
June 30, 2014	$46,167,300

FPAUM in our Private Markets segment was $46.2 billion at June 30, 2014, a decrease of $2.0 billion, compared to $48.2 billion at March 31, 2014. The decrease was primarily attributable to distributions to private equity fund investors and a reduction in FPAUM attributable to the invested capital of Energy Future Holdings due to its bankruptcy.  This decrease was partially offset by new capital raised of $0.9 billion relating primarily to additional capital raised in our co-investment vehicles.

Committed Dollars Invested

Committed dollars invested were $1.5 billion for the three months ended June 30, 2014, an increase of $0.2 billion compared to $1.3 billion for the three months ended June 30, 2013. The increase was due primarily to an increase in the number of private equity investments closed during the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.  Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher committed dollars invested, relative to transactions in our real assets businesses.  The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of committed dollars invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. For the three months ended June 30, 2014, there were 25 transactions with a total combined transaction value of approximately $2.6 billion compared to 20 transactions with a total combined transaction value of approximately $3.7 billion for the three months ended June 30, 2013.

Uncalled Commitments

As of June 30, 2014, our Private Markets Segment had $17.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net were $315.1 million for the six months ended June 30, 2014, an increase of $41.7 million, compared to management, monitoring and transaction fees, net of $273.4 million for the six months ended June 30, 2013. The net increase was primarily due to an increase in transaction fees of $96.7 million and an increase in management fees of $13.3 million, partially offset by an increase in fee credits of $73.3 million. The increase in transaction fees was attributable to the increase in number and size of fee-generating investments completed. During the six months ended June 30, 2014, there were 16 transaction fee-generating investments with a total combined transaction value of approximately $10.5 billion compared to 12 transaction fee-generating investments with a total combined transaction value of approximately $3.3 billion during the six months ended June 30, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in management fees is primarily attributable to new capital raised in Asian Fund II, North America Fund XI and Energy Income and Growth Fund, partially offset by a reduction in the European Fund III and Asian Fund’s fee base as a result of these funds entering their post-investment period during which they earn management fees based on invested capital rather than committed capital and at a lower rate. The increase in fee credits is primarily attributable to the increase in transaction fees, as described above. As of June 30, 2014, FPAUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan and $3.1 billion in commitments in connection with infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our fees.

Performance Income

Performance income were $706.5 million for the six months ended June 30, 2014, an increase of $264.5 million, compared to performance income of $442.0 million for the six months ended June 30, 2013. This increase was driven by a higher level of realized carried interest net of unrealized carried interest.

Realized carried interest for the six months ended June 30, 2014 consisted primarily of realized gains from the sale of Oriental Brewery, the partial sale of HCA, Inc. and the sale of Avincis Group.

Realized carried interest for the six months ended June 30, 2013 consisted primarily of realized gains from partial sales of Dollar General Corporation and HCA, Inc. and the sale of Intelligence Ltd.

The following table presents net unrealized carried interest by investment vehicle for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	($ in thousands)

European Fund III	104,976	4,913
2006 Fund	100,346	114,665
North America Fund XI	70,273	—
Co-Investment Vehicles and Other	48,065	9,164
E2 Investors	3,715	4,120
European Fund	(847)	28
China Growth Fund	(2,204)	—
Real Estate Partners Americas	(4,367)	4,930
European Fund II	(31,109)	44,565
Millennium Fund	(89,054)	(29,514)
Asian Fund	(214,424)	(54,881)
Management Fee Refunds	(3,158)	(13,951)

Total (a)	$(17,788)	$84,039

(a)                                 The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the six months ended June 30, 2014, the net unrealized carried interest loss of $17.8 million included $666.9 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales, which were partially offset by $652.2 million representing net increases in the value of various portfolio companies and $3.1 million in management fee refunds.

For the six months ended June 30, 2014, the value of our private equity investment portfolio increased 9.3%. Increased share prices of various publicly held investments comprised approximately 17.5% of the net increase in value for the six months ended June 30, 2014, the most significant of which were gains on Yageo Corporation, HCA, Inc. and NXP Semiconductors N.V.. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far East Horizon Ltd., ProSiebenSat.1 Media AG and Ma Anshan Modern Farming Co. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Biomet, Inc. and WILD Flavors GmbH. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Samson Resources, Laureate Education, Inc. and AVR Bedrijven N.V. The increased valuations of our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Biomet, Inc., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in April 2014. The decreased valuations of our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains for the six months ended June 30, 2014 resulted primarily from the sale of Oriental Brewery, the partial sale of HCA, Inc. and the sale of Avincis Group.

For the six months ended June 30, 2013, the unrealized carried interest loss of $84.0 million included $398.1 million reflecting net increases in the value of various portfolio companies, which were partially offset by $300.1 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales and $14.0 million in management fee refunds.

For the six months ended June 30, 2013, increased share prices of various publicly held investments comprised approximately 36% of the net increase in value, the most significant of which were gains on HCA, Inc., NXP Semiconductors N.V. and TDC A/S. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far East Horizon Ltd., Kion Group AG and Bharti Infratel Ltd. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence Ltd. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S., A.T.U Auto-Teile-Unger and U.S. Foods. The increased valuations, in the aggregate, generally related to an increase (i) in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

For the six months ended June 30, 2013, the reversals of previously recognized net unrealized gains resulted primarily from the partial sales of Dollar General Corporation and HCA, Inc. and the sale of Intelligence Ltd. During the six months ended June 30, 2013, we wrote off PagesJaunes Group and sold Seven West Media Ltd. and realized a loss. Neither of these two events had a significant impact on our net carried interest.

Investment Income

Investment income was $352.0 million for the six months ended June 30, 2014, an increase of $48.5 million, compared to investment income of $303.5 million for the six months ended June 30, 2013. The net increase was primarily due to an increase in net realized gains of $86.4 million, an increase in net interest and dividends of $30.0 million, partially offset by a decrease in net unrealized gains of $67.9 million.

For the six months ended June 30, 2014, net realized gains were comprised primarily of realized gains from the sale or partial sale of private equity investments, the most significant of which were HCA, Inc., NXP Semiconductors N.V. and ProSiebenSat.1 Media AG, which aggregated $256.7 million. These realized gains were partially offset by realized losses primarily from the write-off of A.T.U Auto-Teile-Unger. Realized losses that were already written down as of October 1, 2009 (the date of the KPE Transaction) that have been excluded from net realized gains (losses) above amounted to approximately $56 million for the six months ended June 30, 2014 and related to the write-off of A.T.U Auto-Teile-Unger. The net unrealized losses are related primarily to the reversals of previously recognized unrealized gains on sales of private equity investments, most notably the sales of HCA, Inc. and NXP Semiconductors N.V. and to a lesser extent, a decrease in value on Samson Resources, partially offset by unrealized gains related primarily to increases in the value of various investments, most notably Alliance Boots GmbH, WMI Holdings Corp. and Biomet, Inc.  For further discussion of private equity valuation changes, see discussion of performance income above.

For the six months ended June 30, 2013, net realized gains were comprised primarily of $343.8 million of realized gains primarily from the sales of Dollar General Corporation, HCA, Inc. and The Nielsen Company B.V. These realized gains were partially offset by realized losses primarily from the write-off of PagesJaunes Group. Realized losses that were already written down as of October 1, 2009 (the date of the KPE Transaction) that have been excluded from net realized investment income amounted to approximately $205 million for the six months ended June 30, 2013 and related to the PagesJaunes Group. The net unrealized gains related primarily to increases in the value of various investments, most notably Alliance Boots GmbH, ProSiebenSat.1 Media AG and  NXP Semiconductors N.V., partially offset by the reversals of previously recognized unrealized gains on the sale of Dollar General Corporation, HCA, Inc. and The Nielsen Company B.V. For further discussion of private equity valuation changes, see discussion of performance income above.

For the six months ended June 30, 2014, net interest and dividends were comprised of $22.0 million of interest income which consists primarily of interest that is received from our cash balances and other assets, $28.1 million of dividend income from distributions received through our investment funds, less $30.1 million of interest expense primarily related to the senior notes outstanding for KKR and KFN. For the six months ended June 30, 2013, net interest and dividends were comprised of $4.0 million of interest income which consists primarily of interest that is received from our cash balances, $11.7 million of dividend income from distributions received through our investment funds and other assets, less $25.8 million of interest expense primarily related to the senior notes outstanding for KKR and KFN. The increase from the prior period is primarily due to (i) an increase in dividend income driven primarily by dividends received by KFN subsequent to the acquisition as well as an increase in dividends received relating to energy investments and (ii) an increase in interest income allocated to the Private Markets segment resulting from higher overall cash balances, as well as an increase in interest earned by Private Markets investment funds. These increases were partially offset by higher allocations of interest expense to the Private Markets segment as a result of our 2044 Senior Notes issued on May 29, 2014 as well as interest expense relating to debt obligations at KFN subsequent to the acquisition on April 30, 2014.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $408.1 million for the six months ended June 30, 2014, an increase of $125.0 million, compared to compensation and benefits of $283.1 million for the six months ended June 30, 2013. This increase was due primarily to higher allocations to carry pool driven by the higher levels of realized carried interest net of unrealized carried interest as described above as well as higher cash compensation and benefits reflecting a higher level of management, monitoring, and transaction fees, and realized investment income.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $103.0 million for the six months ended June 30, 2014, an increase of $12.5 million, compared to occupancy and other operating expenses of $90.5 million for the six months ended June 30, 2013. This increase was primarily driven by an increase in expenses for unconsummated transactions (“broken deal” related expenses).

Economic Net Income (Loss)

Economic net income was $861.6 million for the six months ended June 30, 2014, an increase of $217.1 million, compared to economic net income of $644.5 million for the six months ended June 30, 2013. This increase was primarily due to the increase in management, monitoring and transaction fees, net, the increase in performance income and the increase in investment income described above, partially offset by the increase in segment expenses as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2013 to June 30, 2014:

($ in thousands)
December 31, 2013	$61,242,900
New Capital Raised	1,703,100
Distributions	(6,634,800)
Net Changes in Fee Base of Certain Funds	(933,800)
Change in Value	4,039,600
June 30, 2014	$59,417,000

AUM for the Private Markets segment was $59.4 billion at June 30, 2014, a decrease of $1.8 billion, compared to $61.2 billion at December 31, 2013. The decrease was primarily attributable to distributions to private equity fund investors of $6.6 billion comprised of $4.6 billion of realized gains and $2.0 billion of return of original cost. This decrease was partially offset by appreciation in the market value of our private equity portfolio of $4.0 billion and new capital raised of $1.7 billion.

The appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $1.4 billion, $1.0 billion and $0.6 billion in our 2006 Fund, European Fund III and Asian Fund, respectively. Approximately 17.5% of the net change in value for the six months ended June 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on Yageo Corporation, HCA, Inc. and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far East Horizon Ltd. (HK: 3360), ProSiebenSat.1 Media AG and Ma Anshan Modern Farming Co. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Biomet, Inc. and WILD Flavors GmbH. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Samson Resources, Laureate Education, Inc. and AVR Bedrijven N.V. The increased valuations of our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Biomet, Inc., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in April 2014. The decreased valuations of our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

As of June 30, 2014, our AUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan, and $3.1 billion in commitments in connection with other infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2013 to June 30, 2014:

($ in thousands)
December 31, 2013	$50,156,300
New Capital Raised	1,357,000
Distributions and Other	(4,366,900)
Net Changes in Fee Base of Certain Funds	(964,700)
Change in Value	(14,400)
June 30, 2014	$46,167,300

FPAUM in our Private Markets segment was $46.2 billion at June 30, 2014, a decrease of $4.0 billion, compared to $50.2 billion at December 31, 2013. The decrease was primarily attributable to distributions to private equity fund investors and a reduction in FPAUM attributable to the invested capital of Energy Future Holdings due to its bankruptcy.  This decrease was partially offset by new capital raised of $1.4 billion relating primarily to additional capital raised in our Energy Income and Growth Fund and co-investment vehicles.

Committed Dollars Invested

Committed dollars invested were $4.0 billion for the six months ended June 30, 2014, an increase of $2.1 billion compared to committed dollars invested of $1.9 billion for the six months ended June 30, 2013. The increase was due to an increase in the number and size of private equity investments closed during the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.  Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher committed dollars invested, relative to transactions in our real assets businesses.  The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of committed dollars invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. For the six months ended June 30, 2014, there were 38 transactions with a total combined transaction value of approximately $11.7 billion compared to 35 transactions with a total combined transaction value of approximately $4.8 billion for the six months ended June 30, 2013.

Uncalled Commitments

As of June 30, 2014, our Private Markets Segment had $17.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$67,132	$49,476	$139,486	$95,834
Monitoring Fees	—	—	—	—
Transaction Fees	7,350	7,243	13,372	10,349
Fee Credits	(6,352)	(5,204)	(10,682)	(7,260)
Total Management, Monitoring and Transaction Fees, Net	68,130	51,515	142,176	98,923

Performance Income
Realized Carried Interest	—	—	24,750	—
Incentive Fees	11,478	15,590	28,497	34,439
Unrealized Carried Interest	25,738	10,791	25,609	31,190
Total Performance Income	37,216	26,381	78,856	65,629

Investment Income (Loss)
Net Realized Gains (Losses)	14,284	(64)	19,763	5,149
Net Unrealized Gains (Losses)	3,751	(741)	18,565	9,328
Total Realized and Unrealized	18,035	(805)	38,328	14,477
Net Interest and Dividends	33,822	3,508	43,399	6,748
Total Investment Income (Loss)	51,857	2,703	81,727	21,225

Total Segment Revenues	157,203	80,599	302,759	185,777

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	26,904	21,990	53,649	41,690
Realized Allocation to Carry Pool	—	—	9,900	—
Unrealized Allocation to Carry Pool	10,295	4,316	10,242	12,476
Total Compensation and Benefits	37,199	26,306	73,791	54,166
Occupancy and related charges	2,544	1,615	4,716	3,157
Other operating expenses	11,474	9,147	19,981	16,973
Total Segment Expenses	51,217	37,068	98,488	74,296

Income (Loss) attributable to noncontrolling interests	385	378	907	733

Economic Net Income (Loss)	$105,601	$43,153	$203,364	$110,748

Assets Under Management	$38,540,900	$29,048,500	$38,540,900	$29,048,500
Fee Paying Assets Under Management	$33,489,000	$22,048,900	$33,489,000	$22,048,900
Committed Dollars Invested	$724,400	$370,800	$1,458,500	$535,700
Uncalled Commitments	$2,674,400	$1,391,600	$2,674,400	$1,391,600
Gross Dollars Invested	$768,200	$847,300	$1,757,900	$1,225,300

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net were $68.1 million for the three months ended June 30, 2014, an increase of $16.6 million, compared to management, monitoring and transaction fees, net of $51.5 million for the three months ended June 30, 2013. The net increase was primarily due to an increase in management fees of $17.7 million, partially offset by an increase in fee credits of $1.1 million. The increase in management fees is due primarily to new capital raised, primarily in our special situations strategies and our hedge fund of funds platform as well as our acquisition of Avoca on February 19, 2014, partially offset by a decrease in management fees received from KFN as a result of our acquisition on April 30, 2014 as management fees from KFN are eliminated from segment results.

Performance Income

Performance income was $37.2 million for the three months ended June 30, 2014, an increase of $10.8 million, compared to performance income of $26.4 million for the three months ended June 30, 2013. This increase was primarily driven by a higher level of unrealized carried interest of $14.9 million, partially offset by a decrease in incentive fees of $4.1 million. The increase in unrealized carried interest was primarily driven by increases in value across our carry-earning funds, the most significant of which were in our special situations strategies. The decrease in incentive fees is due primarily to the loss of incentive fees received from KFN as a result of our acquisition on April 30, 2014, partially offset by an increase in incentive fees received from our hedge fund of funds platform. Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year. Due to the scheduled payments of such fees, incentive fees can generally be expected to be larger in the fourth quarter than in the second quarter assuming performance thresholds have been met. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result may vary significantly from period to period.

Investment Income

Investment income was $51.9 million for the three months ended June 30, 2014, an increase of $49.2 million, compared to investment income of $2.7 million for the three months ended June 30, 2013. The net increase was primarily due to an increase in net interest and dividends of $30.3 million and an increase in net realized gains of $14.3 million. The increase in interest and dividends resulted primarily from our interests in CLOs and credit investments as a result of our acquisition of KFN and to a lesser extent our acquisition of Avoca. The increase in net realized gains was due primarily to gains recognized upon the sale of investments in connection with the termination of our KKR Equity Strategies fund.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $37.2 million for the three months ended June 30, 2014, an increase of $10.9 million, compared to compensation and benefits of $26.3 million for the three months ended June 30, 2013. The increase was primarily due to (i) higher allocations to carry pool driven by the higher levels of realized carried interest and lower unrealized carried interest as described above, (ii) an increase in cash compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense and (iii) the acquisition of Avoca, which became a part of KKR during the three months ended March 31, 2014.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $14.0 million for the three months ended June 30, 2014, an increase of $3.2 million, compared to occupancy and other operating expenses of $10.8 million for the three months ended June 30, 2013. This increase was primarily driven by the acquisition of Avoca, which became a part of KKR during the three months ended March 31, 2014.

Economic Net Income (Loss)

Economic net income was $105.6 million for the three months ended June 30, 2014, an increase of $62.4 million, compared to economic net income of $43.2 million for the three months ended June 30, 2013. The increase is attributable to the increase in investment income, management fees and performance income, partially offset by the increase in segment expenses.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from March 31, 2014 to June 30, 2014:

($ in thousands)
March 31, 2014	$41,757,200
New Capital Raised	1,945,800
KFN Acquisition	(4,511,900)
Distributions	(315,400)
Redemptions	(745,900)
Change in Value	411,100
June 30, 2014	$38,540,900

AUM in our Public Markets segment totaled $38.5 billion at June 30, 2014, a decrease of $3.3 billion compared to AUM of $41.8 billion at March 31, 2014. The decrease for the period was primarily due to the acquisition of KFN, which reduced AUM by $4.5 billion and the redemption and distribution of $1.1 billion from certain investment vehicles, the most significant of which related to the termination of our KKR Equity Strategies fund. These increases were partially offset by $1.9 billion of new capital raised from certain investment vehicles the most significant of which were our CLOs and hedge fund of funds platform.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from March 31, 2014 to June 30, 2014:

($ in thousands)
March 31, 2014	$35,400,600
New Capital Raised	1,649,100
KFN Acquisition	(2,684,700)
Distributions	(348,700)
Redemptions	(745,900)
Change in Value	218,600
June 30, 2014	$33,489,000

FPAUM in our Public Markets segment was $33.5 billion at June 30, 2014, a decrease of $1.9 billion compared to FPAUM of $35.4 billion at March 31, 2014. The decrease was primarily due to the acquisition of KFN, which reduced FPAUM by $2.7 billion and $1.1 billion of redemptions and distributions from certain investment vehicles, the most significant of which related to the termination of our KKR Equity Strategies fund, partially offset by $1.6 billion of new capital raised from certain investment vehicles, the most significant of which were our CLOs and hedge fund of funds platform.

Committed Dollars Invested

Committed dollars invested were $724.4 million for the three months ended June 30, 2014, an increase of $353.6 million, compared to committed dollars invested of $370.8 million for the three months ended June 30, 2013. The increase is primarily due to a higher level of net capital deployed, primarily in our special situations and mezzanine strategies.

Uncalled Commitments

As of June 30, 2014, our Public Markets segment had $2.7 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

Gross dollars invested were $768.2 million for the three months ended June 30, 2014, a decrease of $79.1 million, compared to gross dollars invested of $847.3 million for the three months ended June 30, 2013. The decrease is primarily due to a lower level of investment activity in our special situations strategies, partially offset by an increase in activity in our direct lending and mezzanine strategies.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net were $142.2 million for the six months ended June 30, 2014, an increase of $43.3 million, compared to management, monitoring and transaction fees, net of $98.9 million for the six months ended June 30, 2013. The net increase was primarily due to an increase in management fees of $43.7 million and an increase in transaction fees of $3.0 million, partially offset by an increase in fee credits of $3.4 million. The increase in management fees is due primarily to new capital raised, primarily in our special situations strategies and our hedge fund of funds platform as well as our acquisition of Avoca on February 19, 2014, partially offset by a decrease in management fees received from  KFN as a result of our acquisition on April 30, 2014 as management fees from KFN are eliminated from segment results.

Performance Income

Performance income were $78.9 million for the six months ended June 30, 2014, an increase of $13.3 million, compared to performance income of $65.6 million for the six months ended June 30, 2013. This increase was primarily driven by a higher level of realized carried interest of $24.8 million, partially offset by a decrease in incentive fees of $5.9 million and a lower level of unrealized carried interest of $5.6 million. During the six months ended June 30, 2014, we realized $24.8 million of carried interest from an alternative credit account. The decrease in unrealized carried interest was primarily driven by the reversals of previously recognized net unrealized gains for the six months ended June 30, 2014, partially offset by an increase in unrealized carried interest across our carry-earning funds, the most significant of which were in our special situations strategies. The decrease in incentive fees is due primarily to the loss of incentive fees received from KFN as a result of our acquisition on April 30, 2014, partially offset by an increase in incentive fees received from Corporate Capital Trust (a BDC sub-advised by KKR) and our acquisition of Avoca. Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year. Due to the scheduled payments of such fees, incentive fees can generally be expected to be larger in the fourth quarter than in the second quarter assuming performance thresholds have been met. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result may vary significantly from period to period.

Investment Income

Investment income was $81.7 million for the six months ended June 30, 2014, an increase of $60.5 million, compared to investment income of $21.2 million for the six months ended June 30, 2013. The net increase was primarily due to an increase in net interest and dividends of $36.7 million, an increase in net realized gains of $14.6 million and an increase in net unrealized gains of $9.2 million. The increase in interest and dividends is primarily from our interests in CLOs and credit investments as a result of our acquisition of KFN and to a lesser extent our acquisition of Avoca.

The increase in net realized gains was due primarily to gains recognized upon the termination of our KKR Equity Strategies fund and net gains in our special situations strategies, partially offset by unrealized losses from reversals of previously recognized net unrealized gains from the sale of assets in our KKR Equity Strategies fund.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $73.8 million for the six months ended June 30, 2014, an increase of $19.6 million, compared to compensation and benefits of $54.2 million for the six months ended June 30, 2013. The increase was primarily due to (i) the acquisition of Avoca, which became a part of KKR during the six months ended June 30, 2014, (ii) higher allocations to carry pool driven by the higher levels of unrealized carried interest, as described above and (iii) an increase in compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $24.7 million for the six months ended June 30, 2014, an increase of $4.6 million, compared to occupancy and other operating expenses of $20.1 million for the six months ended June 30, 2013. This increase was primarily driven by the acquisition of Avoca, which became a part of KKR during the six months ended June 30, 2014.

Economic Net Income (Loss)

Economic net income was $203.4 million for the six months ended June 30, 2014, an increase of $92.7 million, compared to economic net income of $110.7 million for the six months ended June 30, 2013. The increase is primarily attributable to the increase in investment income, management fees and performance income, partially offset by the increase in segment expenses.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2013 to June 30, 2014:

($ in thousands)
December 31, 2013	$33,077,400
New Capital Raised	3,066,800
Acquisitions	8,423,000
KFN Acquisition	(4,511,900)
Distributions	(1,099,200)
Redemptions	(1,288,400)
Change in Value	873,200
June 30, 2014	$38,540,900

AUM in our Public Markets segment totaled $38.5 billion at June 30, 2014, an increase of $5.4 billion compared to AUM of $33.1 billion at December 31, 2013. The increase was primarily due to the acquisition of Avoca, which contributed $8.4 billion of AUM and $3.1 billion of new capital raised, partially offset by the acquisition of KFN, which reduced AUM by $4.5 billion, and $2.4 billion of redemptions and distributions from certain investment vehicles, the most significant of which were from our hedge fund of funds platform and CLOs.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2013 to June 30, 2014:

($ in thousands)
December 31, 2013	$27,241,200
New Capital Raised	2,759,300
Acquisitions	7,971,000
KFN Acquisition	(2,684,700)
Distributions	(1,041,700)
Redemptions	(1,288,400)
Change in Value	532,300
June 30, 2014	$33,489,000

FPAUM in our Public Markets segment was $33.5 billion at June 30, 2014, an increase of $6.3 billion compared to FPAUM of $27.2 billion at December 31, 2013. The increase was primarily due to the acquisition of Avoca, which contributed $8.0 billion of FPAUM and $2.8 billion of new capital raised, partially offset by the acquisition of KFN, which reduced FPAUM by $2.7 billion, and $2.3 billion of redemptions and distributions from certain investment vehicles, the most significant of which were from our CLOs and hedge fund of funds platform.

Committed Dollars Invested

Committed dollars invested were $1.5 billion for the six months ended June 30, 2014, an increase of $1.0 billion, compared to committed dollars invested of $0.5 billion for the six months ended June 30, 2013. The increase is primarily due to a higher level of net capital deployed, primarily in our special situations and mezzanine strategies.

Uncalled Commitments

As of June 30, 2014, our Public Markets segment had $2.7 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

Gross dollars invested were $1.8 billion for the six months ended June 30, 2014, an increase of $0.6 billion, compared to gross dollars invested of $1.2 billion for the six months ended June 30, 2013. The increase is primarily due to a higher level of investment activity in our special situations, mezzanine strategies and direct lending.

Capital Markets and Other

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Other segment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—	$—
Monitoring Fees	—	—	—	—
Transaction Fees	31,615	30,311	96,089	51,092
Fee Credits	—	—	—	—
Total Management, Monitoring and Transaction Fees, Net	31,615	30,311	96,089	51,092

Performance Income
Realized Carried Interest	—	—	—	—
Incentive Fees	—	—	—	—
Unrealized Carried Interest	—	—	—	—
Total Performance Income	—	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	(515)	(1,184)	(464)	(1,632)
Net Unrealized Gains (Losses)	(957)	188	(685)	2,519
Total Realized and Unrealized	(1,472)	(996)	(1,149)	887
Net Interest and Dividends	3,850	3,142	8,245	5,629
Total Investment Income (Loss)	2,378	2,146	7,096	6,516

Total Segment Revenues	33,993	32,457	103,185	57,608

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	8,018	6,930	23,290	14,391
Realized Allocation to Carry Pool	—	—	—	—
Unrealized Allocation to Carry Pool	—	—	—	—
Total Compensation and Benefits	8,018	6,930	23,290	14,391
Occupancy and related charges	449	309	906	664
Other operating expenses	3,248	1,892	7,483	4,754
Total Segment Expenses	11,715	9,131	31,679	19,809

Income (Loss) attributable to noncontrolling interests	2,486	534	4,651	882

Economic Net Income (Loss)	$19,792	$22,792	$66,855	$36,917

Syndicated Capital	$166,700	$204,600	$258,100	$265,600

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net, which consists of only transaction fees for the three months ended June 30, 2014 and 2013 were $31.6 million for the three months ended June 30, 2014, an increase of $1.3 million, compared to management, monitoring and transaction fees, net of $30.3 million for the three months ended June 30, 2013.  Transaction fees increased primarily due to an increase in the size of capital markets transactions in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Overall, we completed 34 capital markets transactions for the three months ended June 30, 2014 of which 2 represented equity offerings and 32 represented debt offerings, as compared to 34 transactions for the three months ended June 30, 2013 of which 5 represented equity offerings and 29 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $8.0 million for the three months ended June 30, 2014, an increase of $1.1 million, compared to compensation and benefits of $6.9 million for the three months ended June 30, 2013. The increase was primarily due to an increase in cash compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense, and to a lesser extent increased headcount.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $3.7 million for the three months ended June 30, 2014, an increase of $1.5 million, compared to occupancy and other expenses of $2.2 million for the three months ended June 30, 2013. This increase was primarily driven by an increase in professional fees.

Economic Net Income (Loss)

Economic net income was $19.8 million for the three months ended June 30, 2014, a decrease of $3.0 million, compared to economic net income of $22.8 million for the three months ended June 30, 2013. The decrease is attributable to the increase in other operating expenses and compensation and benefits, partially offset by the increase in transaction fees as described above.

Syndicated Capital

Syndicated capital was $166.7 million for the three months ended June 30, 2014, a decrease of $37.9 million compared to syndicated capital of $204.6 million for the three months ended June 30, 2013. The decrease is primarily due to a decrease in the number of syndication transactions when compared to three months ended June 30, 2013. Overall, we completed 3 syndication transactions for the three months ended June 30, 2014 as compared to 5 syndication transactions for the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net, which consists of only transaction fees for the six months ended June 30, 2014 and 2013 were $96.1 million for the six months ended June 30, 2014, an increase of $45.0 million, compared to management, monitoring and transaction fees, net of $51.1 million for the six months ended June 30, 2013. Transaction fees increased primarily due to an increase in the size of capital markets transactions in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Overall, we completed 77 capital markets transactions for the six months ended June 30, 2014 of which 6 represented equity offerings and 71 represented debt offerings, as compared to 66 transactions for the six months ended June 30, 2013 of which 8 represented equity offerings and 58 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $23.3 million for the six months ended June 30, 2014, an increase of $8.9 million, compared to compensation and benefits of $14.4 million for the six months ended June 30, 2013. The increase was primarily due to an increase in cash compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense, and to a lesser extent increased headcount.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $8.4 million for the six months ended June 30, 2014, an increase of $3.0 million, compared to occupancy and other expenses of $5.4 million for the six months ended June 30, 2013. This increase was primarily driven by an increase in professional fees.

Economic Net Income (Loss)

Economic net income was $66.9 million for the six months ended June 30, 2014, an increase of $30.0 million, compared to economic net income of $36.9 million for the six months ended June 30, 2013. The increase is attributable to the increase in transaction fees, partially offset by the increase in other operating expenses and compensation and benefits as described above.

Syndicated Capital

Syndicated capital was $258.1 million for the six months ended June 30, 2014, a decrease of $7.5 million compared to syndicated capital of $265.6 million for the six months ended June 30, 2013. The decrease is primarily due to a decrease in the number of syndication transactions when compared to six months ended June 30, 2013. Overall, we completed 5 syndication transactions for the six months ended June 30, 2014 as compared to 7 syndication transactions for the six months ended June 30, 2013.

Segment Balance Sheet

Our segment balance sheet serves as a significant base of capital that provides us with the ability to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our fund investors and other stakeholders.  The majority of our segment balance sheet assets consist of general partner interests in KKR investment funds, limited partner interests in certain KKR private equity funds and co-investments in certain portfolio companies of such private equity funds, with the remaining holdings consisting primarily of assets held in the development of our business, including seed capital for new strategies, CLOs and other opportunistic investments.

Investments

Investments is a term used solely for purposes of financial presentation of a portion of KKR’s balance sheet and includes majority investments in subsidiaries that operate KKR’s asset management and broker-dealer businesses, including the general partner interests of KKR’s investment funds.

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR’s liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR’s available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of June 30, 2014, we had cash and short-term investments on a segment basis of approximately $3.4 billion. Excluding approximately $0.9 billion of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of approximately $2.5 billion as of June 30, 2014.

The following tables present our segment statement of financial condition as of June 30, 2014, and December 31, 2013:

	As of June 30, 2014		As of December 31, 2013
	($ in thousands, except per unit amounts)
Cash and short-term investments	$3,375,164		$2,161,097
Investments	8,125,042		4,980,265
Unrealized carry	1,207,172	(a)	1,179,338	(a)
Other assets	746,828		662,357
Total assets	$13,454,206		$8,983,057

Debt obligations - KKR (ex-KFN)	$1,500,000		$1,000,000
Debt obligations - KFN	657,310		—
Preferred shares - KFN	373,750		—
Other liabilities	356,874		149,196
Total liabilities	2,887,934		1,149,196

Noncontrolling interests	122,686		71,261

Book value	$10,443,586		$7,762,600

Book value per adjusted unit	$12.52		$10.83

(a) Unrealized Carry
Private Markets	$1,129,463	$1,116,996
Public Markets	77,709	62,342
Total	$1,207,172	$1,179,338

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding to Adjusted Units and KKR & Co. L.P. Partners’ Capital to Book Value:

As of
June 30, 2014
GAAP Common Units Outstanding - Basic	415,469,452
Adjustments:
Unvested Common Units(a)	27,395,289
Other Exchangeable Securities (b)	5,195,584
GAAP Common Units Outstanding - Diluted	448,060,325
Adjustments:
KKR Holdings Units (c)	385,890,728
Adjusted Units	833,951,053

As of
($ in thousands, except per unit amounts)	June 30, 2014
KKR & Co. L.P. partners’ capital	$5,491,877

Noncontrolling interests held by KKR Holdings L.P.	5,082,655

Equity impact of KKR Management Holdings Corp. and other	(130,946)

Book value	10,443,586

Adjusted units	833,951,053

Book value per adjusted unit	$12.52

(a)                                 Represents equity awards granted under the Equity Incentive Plan. The issuance of common units of KKR & Co. L.P. pursuant to awards under the Equity Incentive Plan dilutes KKR common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business.

(b)                                 Primarily represents securities in a subsidiary of a KKR Group Partnership that are exchangeable into KKR & Co. L.P. common units issued in connection with the acquisition of Avoca.

(c)                                  Common units that may be issued by KKR & Co. L.P. upon exchange of units in KKR Holdings L.P. for KKR common units.

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CLOs and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds and CLOs, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our fund investors and unitholders and holders of certain exchangeable securities; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of June 30, 2014, we had cash and short-term investments on a segment basis of $3.4 billion.

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, capital markets transactions and other investment products; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLO entities; (iv) realizations on and sales of investments and other assets; and (v) borrowings under our credit facilities, debt offerings and other borrowing arrangements. In addition, we may generate cash proceeds from sales of our common units described below.

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments’ fair value. As of June 30, 2014, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds’ limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

As of June 30, 2014, netting holes existed at certain of our private equity funds, the most significant of which were our European Fund II, domestic 2006 Fund and China Growth Fund, which had netting holes of approximately $97 million, $89 million and $53 million, respectively. However, in accordance with the criteria set forth above, funds may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future. As of June 30, 2014, no private equity funds, other than the European Fund II, domestic 2006 Fund and China Growth Fund, had a netting hole greater than $50 million.

We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

For the three and six months ended June 30, 2014, there were no borrowings made, and as of June 30, 2014, no borrowings were outstanding under either of the revolving credit agreements described below, except for a letter of credit under the Corporate Credit Agreement described further below. We may, however, utilize these facilities prospectively in the normal course of our operations.

•        On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the “Corporate Credit Agreement”). The general partners of our private equity funds are guarantors under this agreement. The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, KKR Management Holdings L.P. and KKR Fund Holdings L.P. became co-borrowers of the facility, and KKR & Co. L.P. and the issuer of the 2020 Senior Notes (discussed below) became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment increased the availability for borrowings under the credit facility to $750 million. On June 22, 2012, KKR requested the issuance of a letter of credit in the amount of $14.5 million under the Corporate Credit Agreement. The beneficiary of this letter of credit is an unaffiliated third party. The letter of credit was issued on July 2, 2012 and initially set to expire on July 3, 2013. On August 20, 2012, the letter of credit in connection with this fee-generating transaction was increased to $20.0 million and the expiration date was extended to August 1, 2013. On July 23, 2013, the expiration date was extended to August 1, 2014, and subsequently, the expiration date was extended to August 1, 2015. A $5.0 million sublimit for letters of credit remains available under the Corporate Credit Agreement.

•        On February 27, 2008, KKR Capital Markets entered into a credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017. In addition to extending the terms, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee. Borrowings under this facility may only be used for our capital markets business, and its only obligors are entities involved in our capital markets business, and its liabilities are non-recourse to other parts of KKR’s business.

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

•      On May 29, 2014, KKR Group Finance Co. III LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.125% Senior Notes due 2044 (the “2044 Senior Notes”), which were issued at a price of 98.612%. The 2044 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on June 1, 2044, unless earlier redeemed or repurchased. The 2044 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The 2044 Senior Notes bear interest at a rate of 5.125% per annum, accruing from May 29, 2014. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2014.

The indenture, as supplemented by a first supplemental indenture, relating to the 2044 Senior Notes includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2044 Senior Notes may declare the 2044 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2044 Senior Notes and any accrued and unpaid interest on the 2044 Senior Notes automatically becomes due and payable. All or a portion of the 2044 Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2044 Senior Notes. If a change of control repurchase event occurs, the 2044 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2044 Senior Notes repurchased plus any accrued and unpaid interest on the 2044 Senior Notes repurchased to, but not including, the date of repurchase.

KFN Securities

•                  On April 30, 2014, we acquired KFN, which has two issuances of senior notes outstanding that are non-recourse to KKR beyond the assets of KFN:

•                  On March 20, 2012, KFN issued $115.0 million par amount of 7.500% Senior Notes (“KFN 2042 Senior Notes”), resulting in net proceeds to KFN of $111.4 million. The notes trade under the ticker symbol “KFI” on the NYSE. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year.  The KFN 2042 Senior Notes will mature on March 20, 2042 unless previously redeemed or repurchased in accordance with their terms prior to such date.  KFN may redeem the KFN 2042 Senior Notes, in whole or in part, at any time on or after March 20, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.  Upon a change of control and reduction in the KFN 2042 Senior Notes’ ratings to below investment grade by two nationally recognized statistical ratings organizations, all terms as defined in the applicable indenture, KFN will be required to make an offer to repurchase all outstanding KFN 2042 Senior Notes at a price in cash equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the repurchase date.  The KFN 2042 Senior Notes contain certain restrictions on KFN’s ability to create liens over its equity interests in its subsidiaries and to merge, consolidate or sell all or substantially all of its assets, subject to qualifications and limitations set forth in the applicable indenture.  Otherwise, the Indenture does not contain any provisions that would limit the Company’s ability to incur indebtedness.  If an event of default with respect to the KFN 2042 Senior Notes occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the principal of the notes to be due and payable immediately.

•                  On November 15, 2011, KFN issued $258.8 million par amount of 8.375% Senior Notes (“KFN 2041 Senior Notes”), resulting in net proceeds to KFN of $250.7 million. The notes trade under the ticker symbol “KFH” on the NYSE. Interest on the 8.375% Senior Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.  The KFN 2041 Senior Notes will mature on November 15, 2041 unless previously redeemed or repurchased in accordance with their terms prior to such date.  KFN may redeem the KFN 2041 Senior Notes, in whole or in part, at any time on or after November 15, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.  Upon a change of control and reduction in the KFN 2041 Senior Notes’ ratings to below investment grade by two nationally recognized statistical ratings organizations, as defined in the indenture, KFN will be required to make an offer to repurchase all outstanding KFN 2041 Senior Notes at a price in cash equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the repurchase date.  The KFN 2041 Senior Notes contain certain restrictions on KFN’s ability to create liens over its equity interests in its subsidiaries and to merge, consolidate or sell all or substantially all of its assets.  If an event of default with respect to the KFN 2041 Senior Notes occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the principal of the notes to be due and payable immediately.

•                  KFN has also established six 30-year trusts from 2006 through 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of trusts and mature between 2036 and 2037. Interest is payable quarterly and are fixed, floating or a combination among the six trusts. As of June 30, 2014, $283.5 million par amount was outstanding with a weighted average borrowing rate of 5.39%.

•                  On January 17, 2013, KFN issued 14.95 million of Series A LLC Preferred Shares (the “KFN Preferred Shares”) at a price of $25 per share. The KFN Preferred Shares trade on the NYSE under the ticker symbol “KFN.PR” and began trading on January 28, 2013. Distributions on the KFN Preferred Shares are cumulative and are payable by KFN, when, as, and if declared by KFN’s board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year at a rate per annum equal to 7.375%.  Unless distributions have been declared and paid or declared and set apart for payment on the KFN Preferred Shares for the then-current quarterly distribution period and all past quarterly distribution periods, subject to certain exceptions, KFN may not declare or pay or set apart payment for distributions on the KFN’s common shares or other junior shares, including payments to KKR. If KFN experiences a dissolution event, then the holders of the KFN Preferred Shares outstanding at such time will be entitled to receive a payment out of the KFN’s assets available for distribution to such holders equal to the sum of the $25 liquidation preference per KFN Preferred Share and accumulated and unpaid distributions (whether or not declared), if any, to, but excluding, the date of the dissolution event (the “Series A Liquidation Value”), to the extent that KFN has sufficient gross income (excluding any gross income attributable to the sale or exchange of capital assets) in the year of the dissolution event and in the prior years in which the KFN Preferred Shares have been outstanding to ensure that each holder of KFN Preferred Shares will have a capital account balance equal to the Series A Liquidation Value.  The KFN Preferred Shares are not convertible into shares of any other class or series of the KFN’s shares. Except under limited circumstances relating to an event of default in the payment of distributions, holders of the KFN Preferred Shares have no voting rights.  At any time or from time to time on or after January 15, 2018, KFN may, at its option, redeem the KFN Preferred Shares, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at a price of $25 per KFN Preferred Share plus accumulated and unpaid distributions (whether or not declared), if any, to, but excluding, the redemption date, if any.  Holders of the KFN Preferred Shares have no right to require the redemption of the KFN Preferred Shares.

Common Units

•        On April 12, 2013, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 2,500,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (2) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on May 6, 2013. As of June 30, 2014, 2,043,473 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of June 30, 2014.

•      On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, the KKR Financial Holdings LLC 2007 Share Incentive Plan (the “KFN Share Incentive Plan”) and the KKR Asset Management LLC 2011 Share Incentive Plan (the “KAM Share Incentive Plan”), and together with the Equity Incentive Plan and the KFN Share Incentive Plan, the “Plans”, and (2) the amount of cash delivered in respect of awards granted pursuant to the Plans that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. No additional equity awards will be issued under the KFN Share Incentive Plan or the KAM Share Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014. As of June 30, 2014, we have not issued or sold any common units under this registration statement.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and CLO vehicles; (ii) service debt obligations that may give rise to future cash payments; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings as described below; (v) make cash distributions in accordance with our distribution policy; (vi) underwrite and fund commitments in our capital markets business and any net capital requirements of our capital markets companies and (vii) acquire additional balance sheet assets, including the acquisition of other investment advisory and capital markets businesses. We may also require cash to fund contingent obligations including those under clawback, net loss sharing arrangements, contingent purchase price payments in connection with our acquisitions of or investments in equity stakes in other businesses or obligations in connection with the defense, prosecution, or settlement of legal claims. See “—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis.” We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of June 30, 2014:

Uncalled Commitments
($ in thousands)
Private Markets
Energy Income and Growth Fund	$208,600
North America Fund XI	178,200
Real Estate Partners Americas	141,300
Asian Fund II	62,600
European Fund III	59,800
2006 Fund	57,900
Infrastructure	15,000
Natural Resources	11,600
Other Private Equity Funds	7,700
Co-Investment Vehicles	32,200
Total Private Markets Commitments	774,900

Public Markets
Special Situations Vehicles	120,300
Direct Lending Vehicles	66,300
Mezzanine Fund	13,100
Other Credit Vehicles	2,300
Total Public Markets Commitments	202,000

Total Uncalled Commitments	$976,900

As of June 30, 2014, KKR had unfunded commitments consisting of (i) $976.9 million, as shown above, to its active private equity and other investment vehicles, (ii) $489.8 million in connection with commitments by KKR’s capital markets business and (iii) $327.6 million relating to Merchant Capital Solutions as described below and certain other investment commitments. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

In addition to the commitments described above, KKR has earmarked approximately $530 million to fund, acquire and develop new strategies, products and initiatives including private equity, infrastructure, direct lending and other strategies. The amounts earmarked to fund and develop new strategies, products and initiatives may be revised or terminated by KKR in its discretion from time to time.

Prisma Capital Partners

On October 1, 2012, KKR acquired all of the equity interests of Prisma. KKR may become obligated to make future purchase price payments in the years 2014 and 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such years. KKR has the right in its sole discretion to pay a portion of such future purchase price payments, if any, in KKR & Co. L.P. common units rather than in cash.  See “—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis.”

Merchant Capital Solutions

Merchant Capital Solutions LLC (“MCS”, formerly known as “MerchCap Solutions LLC”) is a joint venture partnership with Stone Point Capital (“Stone Point”) and CPPIB Credit Investments, Inc. (“CPPIB”). MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain principal investments to support client needs. KKR and Stone Point each committed $150 million of equity and CPPIB committed an additional $50 million to MCS to support its business. KKR’s remaining commitment is approximately $129 million as of June 30, 2014. KKR expects that certain capital markets activities for third parties (other than KKR and its portfolio companies) will be principally conducted by MCS.

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

For the three and six months ended June 30, 2014, no cash payments were made under the tax receivable agreement. As of June 30, 2014, $1.3 million of cumulative income tax savings have been realized.

Distributions

We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business, 40% of the net realized investment income of KKR (other than KFN), and 100% of the net realized investment income of KFN, in each case in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other obligations. For purposes of our distribution policy, our distributions are expected to consist of (i) FRE, (ii) carry distributions received from our investment funds which have not been allocated as part of our carry pool, (iii) 40% of the net realized investment income from KKR (other than KFN) and (iv) 100% of the net realized investment income from KFN. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) non-controlling interests, and (iii) amounts determined by us to be necessary or appropriate for the conduct of our business and other matters as discussed above.

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

The following table presents our distribution calculation for the three and six months ended June 30, 2014 and 2013 as described above.

	Three Months Ended		Six Months Ended
($ in thousands except per unit data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cash Revenues
Fees	$254,237	$236,707	$581,860	$457,821
Realized cash carry	555,488	269,828	749,038	357,995
Net realized investment income - KKR (ex-KFN)	245,711	150,361	438,603	303,517
Net realized investment income - KFN	36,382	—	36,382	—
Total Cash Revenue	1,091,818	656,896	1,805,883	1,119,333

Cash Expenses
Compensation and benefits	91,444	80,436	200,359	155,598
Realized cash carry allocated to carry pool	222,195	107,931	299,615	143,198
Occupancy and related charges	14,757	13,067	28,946	26,389
Other operating expenses	54,311	45,027	107,112	89,657
Total Cash Expenses	382,707	246,461	636,032	414,842

Cash income (loss) before noncontrolling interests and local taxes	709,111	410,435	1,169,851	704,491

Less: local income taxes	(4,932)	(5,336)	(15,662)	(7,677)
Less: noncontrolling interests	(3,206)	(1,323)	(6,408)	(2,424)
Total Distributable Earnings	700,973	403,776	1,147,781	694,390

Less: estimated current corporate income taxes	(19,025)	(25,138)	(52,470)	(41,865)

Distributable Earnings, net of taxes	681,948	378,638	1,095,311	652,525

Less: Undistributed net realized investment income - KKR (ex-KFN)	(147,427)	(90,217)	(263,162)	(182,110)

Distributed Earnings	$534,521	$288,421	$832,149	$470,415

Distributable Earnings, net of taxes per KKR & Co. L.P. common unit	$0.85	$0.55	$1.44	$0.95

Distribution per KKR & Co. L.P. common unit	$0.67	$0.42	$1.10	$0.69

Components of Distribution per KKR & Co. L.P. Common unit

After-tax FRE	$0.09	$0.10	$0.24	$0.20
Realized Cash Carry	$0.41	$0.23	$0.58	$0.31
Distributed Net Realized Investment Income - KKR (ex-KFN)	$0.12	$0.09	$0.23	$0.18
Distributed Net Realized Investment Income - KFN	$0.05	$—	$0.05	$—

Fee and yield earnings distribution per KKR & Co. L.P. common unit	$0.15	$0.10	$0.31	$0.20

Adjusted Units Eligible For Distribution	803,719,050	689,795,274

Payout Ratio	78.4%	76.2%	76.0%	72.1%

The following table provides a reconciliation of KKR’s Adjusted Units to Adjusted Units Eligible for Distribution:

	As of	As of
	June 30, 2014	December 31, 2013
Adjusted Units	833,951,053	716,676,699
Adjustments:
Unvested Common Units	(27,395,289)	(24,164,354)
Unvested Other Exchangeable Securities	(2,836,714)	—
Adjusted Units Eligible For Distribution	803,719,050	692,512,345

Net Realized Investment Income — KKR (ex - KFN)

Net realized investment income — KKR refers to net cash income from (i) realized investment gains and losses excluding certain realized investment losses to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009, (ii) dividend income, and (iii) interest income net of interest expense in each case generated by KKR (excluding KFN). This term describes a portion of KKR’s quarterly distribution and excludes net realized investment income of KFN. Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized investment income as described above in (i) above amounted to approximately $56 million and $205 million for the six months ended June 30, 2014 and 2013, respectively.

Net Realized Investment Income - KFN

Net realized investment income — KFN refers to net cash income from (i) realized investment gains and losses, (ii) dividend income and (iii) interest income net of interest expense less certain general and administrative expenses incurred in the generation of net realized investment income in each case generated by KFN. This term describes a portion of KKR’s quarterly distribution.

Fee and Yield Earnings

Fee and yield earnings is comprised of FRE and net interest and dividends from KKR’s business segments. This measure is used by management as a measure of the cash earnings of KKR and its business segments investment income. We believe this measure is useful to unitholders as it provides insight into the amount of KKR’s cash earnings, significant portions of which tend to be more recurring than realized carried interest and net realized gains from quarter to quarter.

Fee Related Earnings (“FRE”)

Fee related earnings is comprised of (i)  total management, monitoring and transaction fees, net, plus incentive fees, less (ii) cash compensation and benefits, occupancy and related charges and other operating expenses. This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before carried interest and related carry pool allocations and investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity-based charges and other non-cash compensation charges borne by KKR Holdings or incurred under the KKR & Co. L.P. 2010 Equity Incentive Plan (“Equity Incentive Plan”); (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items.

Total Distributable Earnings

Total distributable earnings is the sum of (i) FRE, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of its carry pool, (iii) net realized investment income — KKR (ex-KFN) and (iv) net realized investment income — KFN; less (i) applicable local income taxes, if any, and (ii) noncontrolling interests. We believe this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and also assess amounts available for distribution to KKR unitholders. However, total distributable earnings is not a measure that calculates actual distributions under KKR’s current distribution policy.  See our distribution table above for the actual cash distribution declared for the three and six months ended June 30, 2014 and 2013.

Total distributable earnings were $701.0 million for the three months ended June 30, 2014, an increase of $297.2 million, compared to $403.8 million for the three months ended June 30, 2013. The increase was primarily attributable to an increase in realized cash carry of $285.7 million, an increase in net realized investment income of KKR (ex-KFN) of $95.4 million, and an increase in net realized investment income of KFN of $36.4 million, partially offset by an increase in realized cash carry allocated to carry pool of $114.3 million and increase in compensation and benefits of $11.0 million.

Total distributable earnings were $1,147.8 million for the six months ended June 30, 2014, an increase of $453.4 million, compared to $694.4 million for the six months ended June 30, 2013. The increase was primarily attributable to an increase in realized cash carry of $391.0 million, an increase in net realized investment income of KKR (ex-KFN) of $135.1 million, and an increase in fees of $124.0 million, partially offset by an increase in realized cash carry allocated to carry pool of $156.4 million and increase in compensation and benefits of $44.8 million. For a discussion of our distributions, see “—Liquidity Needs.”

The following table provides a reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. on a GAAP basis to ENI, FRE, Fee and Yield Earnings, Fee and Yield EBITDA, and Total Distributable Earnings:

	Three Months Ended
	June 30, 2014	June 30, 2013
	($ in thousands)
Net income (loss) attributable to KKR & Co. L.P.	$178,215	$15,134
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	186,776	28,106
Plus: Non-cash equity based charges	92,957	80,318
Plus: Amortization of intangibles and other, net	37,455	12,360
Plus: Income taxes	6,176	8,525
Economic net income (loss)	501,579	144,443
Plus: Income attributable to segment noncontrolling interests	3,206	1,323
Less: Total investment income (loss)	162,158	11,050
Less: Net carried interest	248,902	36,539
Fee related earnings	93,725	98,177
Plus: Net interests and dividends	60,432	2,782
Fee and yield earnings	$154,157	$100,959
Plus: Depreciation and amortization	4,140	3,708
Plus: Core interest expense	19,205	16,210
Fee and yield EBITDA	$177,502	$120,877
Less: Depreciation and amortization	4,140	3,708
Less: Core interest expense	19,205	16,210
Less: Net interests and dividends	60,432	2,782
Plus: Realized cash carry, net of realized cash carry allocated to carry pool	333,293	161,897
Plus: Net realized investment income - KKR (ex-KFN)	245,711	150,361
Plus: Net realized investment income - KFN	36,382	—
Less: Local income taxes and noncontrolling interests	8,138	6,659
Total distributable earnings	$700,973	$403,776

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2014 on an unconsolidated basis before the consolidation of funds and CLOs:

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$976.9	$—	$—	$—	$976.9
Debt payment obligations (2)	—	—	—	2,157.3	2,157.3
Interest obligations on debt (3)	130.6	253.4	245.8	2,165.9	2,795.7
Contingent consideration obligations (4)	123.4	—	—	—	123.4
Underwriting commitments (5)	424.9	—	—	—	424.9
Lending commitments (6)	64.9	—	—	—	64.9
Other commitments (7)	327.6	—	—	—	327.6
Lease obligations	46.4	90.4	74.2	76.4	287.4
Total	$2,094.7	$343.8	$320.0	$4,399.6	$7,158.1

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

(2)                                 Represents the 2020 Senior Notes, 2043 Senior Notes, 2044 Senior Notes, 2041 KFN Senior Notes, 2042 KFN Senior Notes and KFN Junior Subordinated Notes which are presented gross of unamortized discounts and net of unamortized premiums.  KFN’s debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2014 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2014, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)                                 Represents the expected settlement of the 2014 contingent purchase price payment in connection with the Prisma acquisition. Of this amount, we expect to issue approximately 3.5 million common units of KKR & Co. L.P. based on information available as of August 4, 2014.  See “—Liquidity — Liquidity Needs – Prisma Capital Partners.”

(5)                                Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(6)                                 Represents obligations in our capital markets business to lend under various revolving credit facilities.

(7)                                 Represents our commitment to MCS and certain other investment commitments. See “—Liquidity—Liquidity Needs—Merchant Capital Solutions.”

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2014, a payable of $112.7 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2014, approximately $7.6 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement.”

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of

June 30, 2014, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $36.6 million.

The commitment table above excludes amounts recorded for litigation matters. See “Financial Statements – Note 16 “Commitments and Contingencies.”

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of June 30, 2014, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2014 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $1,929.4 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of June 30, 2014, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $431.7 million as of June 30, 2014.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of June 30, 2014. Using valuations as of June 30, 2014, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE

Transaction may give rise to clawback obligations that may be allocated generally to us and to principals who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CLOs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2014. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds and CLOs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$17,806.4	$—	$—	$—	$17,806.4
Debt payment obligations (2)	107.6	870.0	1,779.9	7,882.8	10,640.3
Interest obligations on debt (3)	304.1	543.8	458.2	2,629.0	3,935.1
Contingent consideration obligations (4)	123.4	—	—	—	123.4
Underwriting commitments (5)	424.9	—	—	—	424.9
Lending commitments (6)	64.9	—	—	—	64.9
Other commitments (7)	327.6	—	—	—	327.6
Lease obligations	46.4	90.4	74.2	76.4	287.4
Total	$19,205.3	$1,504.2	$2,312.3	$10,588.2	$33,610.0

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

(2)                                 Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $1.5 billion gross of unamortized discount, (ii) 2041 KFN Senior Notes and 2042 KFN Senior Notes of $0.4 billion, net of unamortized premium, (iii) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of enhancing returns or providing liquidity to the funds of $1.0 billion and (v) debt securities issued by our consolidated CLOs of $7.4 billion. KFN’s debt obligations are non-recourse to KKR beyond the assets of KFN.  Debt securities issued by consolidated CLOs are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2014 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2014, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)                                 Represents the expected settlement of the 2014 contingent purchase price payment in connection with the Prisma acquisition Of this amount, we expect to issue approximately 3.5 million common units of KKR & Co. L.P. based on information available August 4, 2014.  See “—Liquidity — Liquidity Needs – Prisma Capital Partners.”

(5)                                 Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(6)                                 Represents obligations in our capital markets business to lend under various revolving credit facilities.

(7)                                 Represents our commitment to MCS and certain other investment commitments. See “—Liquidity—Liquidity Needs—Merchant Capital Solutions.”

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2014, a payable of $112.7 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2014, approximately $7.6 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement.”

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of June 30, 2014, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $36.6 million.

The commitment table above excludes amounts recorded for litigation. See “Financial Statements – Note 16 “Commitments and Contingencies.”

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $1.9 billion and $2.3 billion during the six months ended June 30, 2014 and 2013, respectively. These amounts primarily included: (i) proceeds from sales of investments and principal payments net of purchases of investments by our funds and CLOs of $3.1 billion and $1.6 billion during the six months ended June 30, 2014 and 2013, respectively; (ii) net realized gains (losses) on investments of $3.9 billion and $1.6 billion during the six months ended June 30, 2014 and 2013, respectively; and (iii) change in unrealized gains (losses) on investments of $55.8 million and $742.9 million during the six months ended June 30, 2014 and 2013, respectively. Certain KKR funds and CLOs are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $147.7 million and $61.6 million during the six months ended June 30, 2014 and 2013, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $4.7 million and $4.5 million as well as a (decrease) increase in restricted cash and cash equivalents that primarily funds collateral requirements of $(0.9) million and $(66.1) million during the six months ended June 30, 2014 and 2013, respectively as well as cash acquired, net of cash paid for acquisitions of $151.5 million for the six months ended June 30, 2014.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $(0.8) billion and $(2.5) billion during the six months ended June 30, 2014 and 2013, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(1.6) billion and $(2.8) billion during the six months ended June 30, 2014 and 2013, respectively; (ii) net proceeds received net of repayment of debt obligations of $1.1 billion and $0.6 billion during the six months ended June 30, 2014 and 2013, respectively; and (iii) distributions to our partners of $(313.8) million and $(248.6) million during the six months ended June 30, 2014 and 2013, respectively.

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

Real Assets —Consists primarily of investments in (i) energy related assets, principally oil and natural gas producing properties, (ii) infrastructure assets, and (iii) real estate, principally residential and commercial real estate assets and businesses.

Credit —Consists primarily of investments in below investment grade corporate debt (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in unconsolidated CLOs.

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

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the condensed consolidated statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Fixed Assets is presented in Note 7, “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities”. Further information on Goodwill and Intangible Assets is presented in Note 15 “Goodwill and Intangible Assets.” Further information on contingent consideration is presented in Note 14 “Acquisitions.” KKR’s debt obligations, except for KKR’s 2020, 2043 and 2044 Senior Notes and KFN’s 2041 and 2042 Senior Notes, bear interest at floating rates and therefore fair value approximates carrying value. Further information on KKR’s 2020, 2043 and 2044 Senior Notes and KFN’s 2041 and 2042 Senior Notes are presented in Note 9, “Debt Obligations.” The fair values for KKR’s 2020, 2043 and 2044 Senior Notes were derived using Level II inputs similar to those utilized in valuing credit investments.

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 10.5% of total investments measured and reported at fair value as Level I at June 30, 2014.

Level II

Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 21.5% of total investments measured and reported at fair value as Level II at June 30, 2014.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and credit investments for which a sufficiently liquid trading market does not exist. We classified 68.0% of total investments measured and reported at fair value as Level III at June 30, 2014. The valuation of our Level III investments at June 30, 2014 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 67% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2014, the overall weights ascribed to the market comparables methodology and the discounted cash flow methodology for our Level III private equity investments were 57% and 43%, respectively. As of June 30, 2014, we believe that the approach of using both the market multiples methodology and the discounted cash flow methodology resulted in valuations of our aggregate Level III private equity portfolio that were only marginally higher than if only the discounted cash flow methodology had been used and that were only marginally lower than if only the market comparables methodology had been used.

When an illiquidity discount is to be applied, we seek to take a uniform approach across our portfolio and generally apply a minimum 5% discount to all private equity investments. We then evaluate such private equity investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include (i) whether we are unable to sell the portfolio company or conduct an initial public offering of the portfolio company due to the consent rights of a third party or similar factors, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it less likely that a portfolio company would be sold or publicly offered in the near term at a price indicated by using just a market multiples and/or discounted cash flow analysis, and these factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, we determine the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time we hold the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by us in our valuations.

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

CLO Debt Obligations: Collateralized loan obligation secured notes are initially valued at transaction price and are subsequently valued using a third party valuation service. The most significant inputs to the valuation of these instruments are default and loss expectations and discount margins.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit (including investments held by consolidated CLOs) and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams for energy, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations annually for all Level III investments in Private Markets and quarterly for investments other than investments which fall below pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of our Level III Private Markets investments. For most investments classified as Level III in Public Markets, in general, an independent valuation firm is engaged by us to provide third party valuations, or ranges of valuations from which our investment professionals select a preliminary valuation, or an independent valuation firm is engaged by us to perform certain procedures in order to assess the reasonableness of our valuations. All preliminary valuations in Private Markets and Public Markets are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm’s management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

As of June 30, 2014, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of Private Markets investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of June 30, 2014, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments.

As of June 30, 2014, investments which represented greater than 5% of consolidated investments consisted of Alliance Boots GmbH valued at $5.4 billion. On a segment basis, as of June 30, 2014, investments which represented greater than 5% of total reportable segments investments consisted of Alliance Boots GmbH valued at $743.4 million. As of June 30, 2014, KKR and its consolidated funds held investments in First Data Corporation of $265.1 million and $1.9 billion, respectively. Subsequent to June 30, 2014, KKR and its consolidated funds invested approximately $700 million and $500 million, respectively in First Data Corporation (financial services sector). After giving effect to these investments, subsequent to June 30, 2014, our investments in First Data Corporation are expected to exceed 5% of both consolidated investments and total reportable segments investments.

Revenue Recognition

Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, CLOs and other vehicles and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, (iv) revenue earned by oil and gas-producing entities that are consolidated and (v) consulting fees earned by entities that employ non-employee operating consultants. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

Certain of KKR’s private equity funds require the management company to refund up to 20% of any cash management fees earned from limited partners in the event that the funds recognize a carried interest. At such time as the fund recognizes a carried interest in an amount sufficient to cover 20% of the cash management fees earned or a portion thereof, a liability to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the cash management fees earned. As of June 30, 2014, there is no carried interest subject to management fee refunds, which may reduce carried interest in future periods. The refunds to the limited partners are paid, and the liabilities relieved, at such time that the underlying investments are sold and the associated carried interests are realized. In the event that a fund’s carried interest is not sufficient to cover any of the amount that represents 20% of the cash management fees earned, these fees would not be returned to the funds’ limited partners, in accordance with the respective fund agreements.

Recognition of Investment Income

Investment income consists primarily of the net impact of: (i) realized and unrealized gains and losses on investments, (ii) dividends, (iii) interest income, (iv) interest expense and (v) foreign exchange gains and losses relating to mark-to-market activity on foreign exchange forward contracts, foreign currency options, foreign denominated debt and debt securities issued by consolidated CLOs. Unrealized gains or losses resulting from the aforementioned activities are included in net gains (losses) from investment activities. Upon disposition of an instrument that is marked-to-market, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized. While this reversal generally does not significantly impact the net amounts of gains (losses) that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.

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

Prior to the KPE Transaction, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of June 30, 2014. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and principals who participate in the carry pool.

Net Loss Sharing Provision

Certain private equity funds that were contributed to KKR in the KPE Transaction also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts.

Recently Issued Accounting Pronouncements

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters,” which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. This guidance was effective as of January 1, 2014. The adoption of this guidance did not have a material impact on KKR’s financial statements for the three and six months ended June 30, 2014.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for KKR’s fiscal year beginning January 1, 2017 and early adoption is not permitted.  KKR is in the process of assessing the impact that the adoption of this guidance will have on its financial statements, including with respect to the timing of the recognition of carried interest.

Measurement of Financial Assets and Liabilities - Consolidated Collateralized Financing Entities

In June 2014, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”), such as CLOs. The EITF consensus provides that an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE should be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption will be permitted. KKR is currently evaluating the impact on its consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The acquisition of KFN on April 30, 2014 added certain additional risks to KKR, some of which represent incremental exposure to risks existing prior to the KFN transaction, and some of which represents new risks. We have an increased exposure to market risks as a result of assets held directly by KKR’s balance sheet.  Subsequent to the acquisition of KFN, the exposure to KKR’s balance sheet has grown as a substantial portion of KFN’s investments are not held through a fund or consolidated CLO vehicles, but rather are held directly by KFN. For a discussion of other market risks faced by our business, see “Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 24, 2014.

The following is a discussion of the significant market risk exposures of KFN.

Exchange Rate Risk

KFN makes investments that are denominated in a foreign currency through which it may be subject to foreign currency exchange risk. As of June 30, 2014, $243.8 million, or 3.6%, of KFN’s corporate debt portfolio was denominated in foreign currencies, of which 83.4% was denominated in euros. In addition, as of June 30, 2014, $151.1 million, or 18.5%, of KFN’s interests in joint ventures and other assets, which includes its equity investments at estimated fair value, was denominated in foreign currencies, of which 30.9% was denominated in euros, 30.8% was denominated in the British pound sterling and 13.8% was denominated in Canadian dollars.  Substantially all of the aforementioned investments are held outside of CLO vehicles and funds and are therefore held directly by KFN.  Accordingly, movements in foreign currency exchange rates will impact net income attributable to KKR & Co. L.P. more significantly than if such investments were held through a CLO vehicle or a fund.  In order to minimize this foreign currency risk, KFN uses derivative instruments from time to time, including foreign exchange options and forward contracts. As of June 30, 2014, the net contractual notional amount of the foreign exchange options and forward contracts held by KFN totaled $170.5 million.

Credit Spread Risk

A substantial portion of KFN’s investments are represented by floating rate loans and securities and accordingly, are subject to credit spread risk. Floating rate loans and securities are valued based on a market credit spread over LIBOR and for which the value is affected by changes in the market credit spreads over LIBOR. KFN’s investments in fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate United States Treasuries of like maturity. Increased credit spreads, or credit spread widening, will have an adverse impact on the value of KFN’s investments while decreased credit spreads, or credit spread tightening, will have a positive impact on the value of KFN’s investments. However, tightening credit spreads will increase the likelihood that certain holdings will be refinanced at lower rates which could negatively impact net income attributable to KKR & Co. L.P.

Interest Rate Risk

KFN is exposed to basis risk between investments and related borrowings. Interest rates on KFN’s floating rate investments and KFN’s variable rate borrowings do not reset on the same day or with the same frequency and, as a result, exposes KFN to basis risk with respect to index reset frequency. KFN’s floating rate investments may reprice on indices that are different from the indices that are used to price variable rate borrowings and, as a result, KFN is exposed to basis risk with respect to the repricing index. These basis risks, in addition to other forms of basis risk that exist between investments and borrowings, could impact the amount of net interest income that KFN earns.

Interest rate risk impacts KFN’s interest income, interest expense, prepayments, as well as the fair value of investments, interest rate derivatives and liabilities.  As of June 30, 2014, KFN held approximately $6.4 billion of floating rate assets and approximately $4.6 billion of net floating rate liabilities.  A substantial portion of these amounts are held by consolidated CLOs.  Accordingly, the impact to net income attributable to KKR & Co. L.P. of movements in interest rates is limited to the amount of residual interests KFN holds in consolidated CLOs as well as the amount of interest rate sensitive assets and liabilities that are held directly by KFN.  In order to minimize interest rate risk, KFN seeks to fund its variable rate investments with variable rate borrowings with similar interest rate reset frequencies and also uses interest rate derivatives.  As of June 30, 2014, KFN held interest rate swaps with a contractual notional amount of $458.8 million, of which $333.8 million was related to interest rate swaps held through certain consolidated CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with KFN’s floating rate junior subordinated notes.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 16 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 24, 2014 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 filed with the SEC on May 7, 2014.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On July 28, 2014, KKR formed KKR International Holdings L.P. (“KKR International Holdings”), a Cayman Islands limited partnership, the purpose of which is generally to hold assets that may generate non-qualifying income under the U.S. federal income tax laws applicable to publicly traded partnerships, including certain types of non-U.S. source income. As of the date of this filing, this partnership holds no assets.

KKR designated KKR International Holdings as a “KKR Group Partnership” and, in connection therewith, on August 5, 2014, KKR International Holdings entered into an amendment and joinder to the exchange agreement among KKR, the original KKR Group Partnerships, KKR Holdings, and the other parties thereto. In addition, KKR entered into supplemental indentures with respect to its 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes to add KKR International Holdings as a guarantor of each such Senior Notes. The amendment and joinder to the exchange agreement is filed as Exhibit 10.2 to this report, and the supplemental indentures with respect to KKR’s 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes are filed as Exhibits 4.1, 4.2 and 4.3 to this report, respectively. Concurrent with these transactions, the limited partnership agreement of KKR Fund Holdings was also amended. The amendment to the KKR Fund Holdings limited partnership agreement is filed as Exhibit 10.3 to this report.

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
DATE: August 7, 2014

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
4.1

Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2

Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.3

Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.4

Indenture, dated as of November 15, 2011, between the KKR Financial Holdings LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).

4.5

Supplemental Indenture, dated as of November 15, 2011, between the KKR Financial Holdings LLC, Wilmington Trust, National Association, as Trustee and Citibank, N.A., Authenticating Agent, Paying Agent and Security Registrar (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).

4.6

Form of 8.375% Senior Note due November 15, 2041 of KKR Financial Holdings LLC (incorporated by reference to Exhibit 4.3 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).

4.7

Supplemental Indenture, dated as of March 20, 2012, between the KKR Financial Holdings LLC, Wilmington Trust, National Association, as Trustee and Citibank, N.A., as  Authenticating Agent, Paying Agent and Security Registrar  (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 20, 2012).

4.8

Form of 7.500% Senior Note due March 20, 2042 of KKR Financial Holdings LLC (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 20, 2012).

4.9

Share Designation of the 7.375% Series A LLC Preferred Shares of KKR Financial Holdings LLC, dated as of January 17, 2013 (incorporated by reference to Exhibit 3.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on January 17, 2013).

10.1	Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated August 5, 2014.
10.2

Amendment and Joinder Agreement to Exchange Agreement, dated as of August 5, 2014 among KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR Holdings L.P., KKR & Co. L.P., KKR Group Holdings L.P., KKR Subsidiary Partnership L.P., KKR Group Limited, and KKR International Holdings L.P.

10.3	Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated August 5, 2014.
10.4	KKR Financial Holdings LLC 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on May 4, 2007).
10.5

KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan (incorporated by reference to Exhibit 10.3 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on May 4, 2007)

31.1

Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013; (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and June 30, 2013, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and (vi) the Notes to the Consolidated Financial Statements.

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