Form 10-Q
period 2014-09-30
KKR & Co. L.P.
filed 2014-11-06
CIK 1404912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, there were 428,631,716 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended September 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the expected synergies from the acquisitions of KKR Financial Holdings LLC, Avoca Capital, Prisma Capital Partners LP, Nephila Capital, Blackgold Capital Management and their affiliates may constitute forward-looking statements that are subject to the risk that the benefits and anticipated synergies from such transactions are not realized. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 24, 2014 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 7, 2014. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

In this report, the term “GAAP” refers to accounting principles generally accepted in the United States of America.

In this report, references to “KKR,” “we,” “us,” “our” and “our partnership” refer to KKR & Co. L.P. and its consolidated subsidiaries. Prior to KKR & Co. L.P. becoming listed on the New York Stock Exchange (“NYSE”) on July 15, 2010, KKR Group Holdings L.P. (“Group Holdings”) consolidated the financial results of KKR Management Holdings L.P. and KKR Fund Holdings L.P. (together, the “KKR Group Partnerships”) and their consolidated subsidiaries. On August 5, 2014, KKR International Holdings L.P. became a KKR Group Partnership. Each KKR Group Partnership has an identical number of partner interests and, when held together, one Class A partner interest in each of the KKR Group Partnerships together represents one KKR Group Partnership Unit.

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

This report uses the terms total distributable earnings, net realized investment income, assets under management or AUM, fee paying assets under management or FPAUM, fee related earnings or FRE, fee and yield earnings, economic net income or ENI, equity invested, gross dollars invested and syndicated capital.  You should note that our calculations of these financial measures and other financial measures may differ from the calculations of other investment managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. These and other financial measures are defined in the section “Management’s Discussion and Analysis of Financial Condition & Results of Operations—Key Financial Measures—Segment Operating and Performance Measures” and “—Liquidity—Liquidity Needs—Distributions.”

References to “our funds” or “our vehicles” refer to investment funds, vehicles and/or accounts advised, sponsored or managed by one or more subsidiaries of KKR including CLOs, unless context requires otherwise.  They do not include investment funds, vehicles or accounts of any hedge fund manager in which we may acquire a stake or which we may seed, including Nephila Capital or BlackGold Capital Management.

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

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	September 30,	December 31,
	2014	2013

Assets
Cash and Cash Equivalents	$1,472,760	$1,306,383
Cash and Cash Equivalents Held at Consolidated Entities	1,751,490	440,808
Restricted Cash and Cash Equivalents	71,378	57,775
Investments	59,928,242	47,383,697
Due from Affiliates	130,999	143,908
Other Assets	2,978,116	2,094,630
Total Assets	$66,332,985	$51,427,201

Liabilities and Equity
Debt Obligations	$10,306,770	$1,908,606
Due to Affiliates	133,123	93,851
Accounts Payable, Accrued Expenses and Other Liabilities	3,779,137	2,839,926
Total Liabilities	14,219,030	4,842,383

Commitments and Contingencies

Redeemable Noncontrolling Interests	300,957	627,807

Equity
KKR & Co. L.P. Partners’ Capital (424,041,543 and 288,143,327 common units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	5,500,280	2,727,909
Accumulated Other Comprehensive Income (Loss)	(14,101)	(5,899)
Total KKR & Co. L.P. Partners’ Capital	5,486,179	2,722,010
Noncontrolling Interests	46,300,976	43,235,001
Appropriated Capital	25,843	—
Total Equity	51,812,998	45,957,011
Total Liabilities and Equity	$66,332,985	$51,427,201

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)

(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIE”) as of September 30, 2014. The assets of consolidated collateralized loan obligation (“CLO”) vehicles, which comprise the majority of KKR’s consolidated VIEs, are held solely as collateral to satisfy the obligations of the CLO vehicles. KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these CLO vehicles beyond KKR’s beneficial interest therein and management fees generated from the CLO vehicles. The assets in each CLO vehicle can be used only to settle the debt of the related CLO vehicle. The noteholders and other creditors of the CLO vehicles have no recourse to KKR’s general assets. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any ongoing financial support to the CLO vehicles.

September 30, 2014
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,190,553
Investments	8,262,658
Other Assets	154,438
Total Assets	$9,607,649

Liabilities
Debt Obligations	$7,227,997
Accounts Payable, Accrued Expenses and Other Liabilities	870,633
Total Liabilities	$8,098,630

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Fees	$344,768	$220,028	$897,064	$537,644

Expenses
Compensation and Benefits	320,423	329,182	1,010,191	860,905
Occupancy and Related Charges	15,501	17,637	46,968	46,036
General, Administrative and Other	168,486	108,676	505,747	279,906
Total Expenses	504,410	455,495	1,562,906	1,186,847

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	298,259	2,230,401	4,242,289	4,598,755
Dividend Income	599,020	121,059	968,626	370,014
Interest Income	260,292	114,861	638,124	352,250
Interest Expense	(96,618)	(25,056)	(197,346)	(72,693)
Total Investment Income (Loss)	1,060,953	2,441,265	5,651,693	5,248,326

Income (Loss) Before Taxes	901,311	2,205,798	4,985,851	4,599,123

Income Taxes	29,267	7,644	57,145	25,525

Net Income (Loss)	872,044	2,198,154	4,928,706	4,573,598
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(2,462)	9,169	1,366	25,992
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	784,568	1,984,245	4,449,146	4,134,293

Net Income (Loss) Attributable to KKR & Co. L.P.	$89,938	$204,740	$478,194	$413,313

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.21	$0.73	$1.31	$1.53
Diluted	$0.20	$0.66	$1.21	$1.40
Weighted Average Common Units Outstanding
Basic	419,961,455	282,148,802	364,127,956	270,484,224
Diluted	452,019,742	308,135,191	396,232,828	296,181,070

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income (Loss)	$872,044	$2,198,154	$4,928,706	$4,573,598

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(24,883)	(1,362)	(20,054)	(7,534)

Comprehensive Income (Loss)	847,161	2,196,792	4,908,652	4,566,064

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(2,462)	9,169	1,366	25,992
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	768,846	1,983,004	4,437,274	4,128,068

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$80,777	$204,619	$470,012	$412,004

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
			Accumulated
			Other			Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Equity	Interests
Balance at January 1, 2013	253,363,691	$2,008,965	$(4,606)	$38,938,531	$40,942,890	$462,564
Net Income (Loss)		413,313		4,134,293	4,547,606	25,992
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			(1,309)	(6,225)	(7,534)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units	27,809,258	329,245	(764)	(328,481)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		14,161	254		14,415
Net Delivery of Common Units-Equity Incentive Plan	3,878,307	16,563			16,563
Equity Based Compensation		84,581		162,602	247,183
Capital Contributions				4,615,392	4,615,392	138,063
Capital Distributions		(365,310)		(7,076,983)	(7,442,293)	(52,554)
Balance at September 30, 2013	285,051,256	2,501,518	(6,425)	40,439,129	42,934,222	574,065

	KKR & Co. L.P.
			Accumulated
			Other				Redeemable
	Common	Partners’	Comprehensive	Noncontrolling	Appropriated	Total	Noncontrolling
	Units	Capital	Income (Loss)	Interests	Capital	Equity	Interests
Balance at January 1, 2014	288,143,327	$2,727,909	$(5,899)	$43,235,001	$—	$45,957,011	$627,807
Net Income (Loss)		478,194		4,449,771	(625)	4,927,340	1,366
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(8,182)	(10,664)	(1,208)	(20,054)
Exchange of KKR Holdings L.P. Units to KKR & Co. L.P. Common Units and Other Transfers	22,071,419	265,252	(548)	(292,380)	27,676	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		16,695	528			17,223
Net Delivery of Common Units	5,821,209	28,411				28,411
Equity Based Compensation		122,320		132,115		254,435
Acquisitions	108,005,588	2,453,610		435,478		2,889,088
Capital Contributions				9,509,493		9,509,493	116,768
Capital Distributions		(592,111)		(11,157,838)		(11,749,949)	(444,984)
Balance at September 30, 2014	424,041,543	$5,500,280	$(14,101)	$46,300,976	$25,843	$51,812,998	$300,957

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net Income (Loss)	$4,928,706	$4,573,598
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	254,435	247,183
Net Realized (Gains) Losses on Investments	(4,831,611)	(2,356,388)
Change in Unrealized (Gains) Losses on Investments	589,322	(2,242,367)
Other Non-Cash Amounts	(115,821)	(48,142)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(544,990)	150,960
Change in Due from / to Affiliates	15,508	(14,661)
Change in Other Assets	(427,040)	86,997
Change in Accounts Payable, Accrued Expenses and Other Liabilities	219,784	475,596
Investments Purchased	(29,843,313)	(23,712,434)
Proceeds from Sale of Investments and Principal Payments	31,273,024	24,635,228
Net Cash Provided (Used) by Operating Activities	1,518,004	1,795,570

Investing Activities
Change in Restricted Cash and Cash Equivalents	20,765	42,137
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(6,373)	(7,967)
Cash Acquired, Net of Cash Paid for Acquisitions	151,491	—
Net Cash Provided (Used) by Investing Activities	165,883	34,170

Financing Activities
Distributions to Partners	(592,111)	(365,310)
Distributions to Redeemable Noncontrolling Interests	(444,984)	(52,554)
Contributions from Redeemable Noncontrolling Interests	116,768	138,063
Distributions to Noncontrolling Interests	(11,157,838)	(7,076,983)
Contributions from Noncontrolling Interests	9,509,493	4,496,197
Net Delivery of Common Units - Equity Incentive Plan	28,411	16,563
Proceeds from Debt Obligations	3,699,781	1,188,729
Repayment of Debt Obligations	(2,656,017)	(287,633)
Financing Costs Paid	(21,013)	(4,960)
Net Cash Provided (Used) by Financing Activities	(1,517,510)	(1,947,888)

Net Increase/(Decrease) in Cash and Cash Equivalents	166,377	(118,148)
Cash and Cash Equivalents, Beginning of Period	1,306,383	1,230,464
Cash and Cash Equivalents, End of Period	$1,472,760	$1,112,316

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$173,212	$68,809
Payments for Income Taxes	$38,988	$74,217
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$254,435	$247,183
Non-Cash Contributions from Noncontrolling Interests	$—	$119,195
Debt Obligations-Foreign Exchange Gains (Losses), Translation and Other	$165,094	$(2,322)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$17,223	$14,415
Equity Issued in Connection With Contingent Payment Obligation	$84,051	$—
Net Assets Acquired
Cash and Cash Equivalents Held at Consolidated Entities	$765,231	$—
Restricted Cash and Cash Equivalents	$35,038	$—
Investments	$9,225,660	$—
Other Assets	$885,314	$—
Debt Obligations	$7,538,726	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$616,979	$—

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

KKR & Co. L.P. was formed as a Delaware limited partnership on June 25, 2007 and its general partner is KKR Management LLC (the “Managing Partner”). KKR & Co. L.P. is the parent company of KKR Group Limited, which is the non-economic general partner of KKR Group Holdings L.P. (“Group Holdings”), and KKR & Co. L.P. is the sole limited partner of Group Holdings. Group Holdings holds a controlling economic interest in each of (i) KKR Management Holdings L.P. (“Management Holdings”) through KKR Management Holdings Corp., a Delaware corporation which is a domestic corporation for U.S. federal income tax purposes, (ii) KKR Fund Holdings L.P. (“Fund Holdings”) directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company which is a disregarded entity for U.S. federal income tax purposes, and (iii) KKR International Holdings L.P. (“International Holdings”, and together with Management Holdings and Fund Holdings, the “KKR Group Partnerships”) directly and through KKR Fund Holdings GP Limited. Group Holdings also owns certain economic interests in Management Holdings through a wholly owned Delaware corporate subsidiary of KKR Management Holdings Corp. and certain economic interests in Fund Holdings through a Delaware partnership of which Group Holdings is the general partner with a 99% economic interest and KKR Management Holdings Corp. is a limited partner with a 1% economic interest. KKR & Co. L.P., through its indirect controlling economic interests in the KKR Group Partnerships, is the holding partnership for the KKR business.

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of September 30, 2014, KKR & Co. L.P. held approximately 53% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 47% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues new KKR & Co. L.P. common units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the “financial statements”), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in KKR’s Annual Report on Form 10-K for the year ended December 31, 2013, which include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Oil and Natural Gas Properties

Primarily as a result of the KKR Financial Holdings LLC (“KFN”) acquisition on April 30, 2014, KKR consolidates working and royalty interests in oil and natural gas producing properties.

Oil and natural gas producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain nonproducing leasehold costs are charged to expense as incurred.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$5,082,655	$4,699,114	$5,116,761	$4,981,864
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	100,910	300,169	588,500	662,387
Other comprehensive income (loss), net of tax (b)	(11,105)	(96)	(7,764)	(4,846)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(47,858)	(84,838)	(292,380)	(328,481)
Equity based compensation	34,611	53,988	114,923	162,602
Capital contributions	656	600	1,504	1,399
Capital distributions	(272,335)	(172,719)	(634,010)	(678,707)
Balance at the end of the period	$4,887,534	$4,796,218	$4,887,534	$4,796,218

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

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$872,044	$2,198,154	$4,928,706	$4,573,598
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	(2,462)	9,169	1,366	25,992
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities and appropriated capital	683,658	1,684,076	3,860,646	3,471,906
Plus: Income taxes attributable to KKR Management Holdings Corp.	20,427	3,020	32,062	12,894
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$211,275	$507,929	$1,098,756	$1,088,594

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$100,910	$300,169	$588,500	$662,387

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

Equity Method

Equity method investments include (i) certain investments in private equity funds, real assets funds, funds of hedge funds, and credit funds which are not consolidated and (ii) certain investments in less than majority owned asset management companies. Under the equity method of accounting, KKR’s share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities.” Because the underlying investments of unconsolidated investment funds are reported at fair value, the carrying value of these equity method investments representing KKR’s interests in unconsolidated funds approximates fair value. The carrying value of equity method investments in certain less than majority owned asset management companies is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR’s respective ownership percentage, less distributions.

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

Level III Valuation Methodologies

Financial assets and liabilities categorized as Level III consist primarily of the following:

Private Equity Investments: KKR generally employs two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Other inputs are also used in both methodologies. However, when a definitive agreement has been executed to sell an investment, KKR generally considers a significant determinant of fair value to be the consideration to be received by KKR pursuant to the executed definitive agreement.

Upon completion of the valuations conducted using these methodologies, a weighting is ascribed to each method, and an illiquidity discount is typically applied where appropriate. The ultimate fair value recorded for a particular investment will generally be within a range suggested by the two methodologies, except that the value may be higher or lower than such range in the case of investments being sold pursuant to an executed definitive agreement.

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 51.2% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

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

Real Assets Investments: For energy and infrastructure investments, KKR generally utilizes a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment, commodity prices and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. For real estate investments, KKR generally utilizes a combination of direct income capitalization and discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in these methodologies include an unlevered discount rate and current capitalization rate. The valuations of real assets investments also use other inputs. Certain investments in real estate and energy generally do not include a minimum illiquidity discount.

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

Fees

Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles, and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, (iv) revenue earned by oil and gas-producing entities that are consolidated and (v) consulting fees earned by entities that employ non-employee operating consultants.

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

For the three and nine months ended September 30, 2014 and 2013, respectively, fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Transaction Fees	$153,604	$105,387	$380,580	$202,107
Management Fees	52,904	45,787	161,772	130,402
Oil and Gas Revenue	69,380	9,575	143,369	9,575
Monitoring Fees	51,489	43,155	142,902	119,571
Consulting Fees	10,096	15,686	32,581	41,298
Incentive Fees	7,295	438	35,860	34,691
Total Fees	$344,768	$220,028	$897,064	$537,644

All fees presented in the table above, except for oil and gas revenue are earned from KKR investment funds and portfolio companies.  Consulting fees are earned by entities that employ non-employee operating consultants, which are consolidated by KKR but whose fees are not shared with KKR.

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

Measurement of Financial Assets and Liabilities - Consolidated Collateralized Financing Entities

In August 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity” (“CFE”), such as CLOs. This standard provides that an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE should be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption will be permitted. KKR is currently evaluating the impact on its consolidated financial statements.

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on KKR’s financial statements.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$917,917	$(688,912)	$692,932	$1,626,536	$4,459,039	$(658,948)	$2,180,059	$2,140,102
Credit and Other (a)	35,420	(221,237)	63,032	72,901	232,306	(35,326)	202,623	20,638
Investments of Consolidated CLOs (a)	1,764	(142,208)	—	—	8,144	(103,138)	—	—
Real Assets (a)	24,466	38,530	—	47,053	227,820	(264,968)	14,855	133,610
Equity Method (a)	4,121	1,204	10,016	13,123	9,980	80,118	35,532	27,863
Foreign Exchange Forward Contracts and Options (b)	(19,610)	385,840	(528)	(247,428)	(31,405)	428,690	24,408	(76,845)
Securities Sold Short (b)	(12,551)	18,423	(29,652)	(16,241)	(35,338)	29,483	(71,459)	(14,115)
Other Derivatives	(3,068)	(11,591)	(2,056)	1,229	(19,997)	(12,085)	(20,454)	4,907
Foreign Exchange Gains (Losses) and Other (c)	(5,031)	(25,218)	(2,849)	2,333	(18,938)	(53,148)	(9,176)	6,207
Total Net Gains (Losses) from Investment Activities	$943,428	$(645,169)	$730,895	$1,499,506	$4,831,611	$(589,322)	$2,356,388	$2,242,367

(a)                   See Note 4 “Investments.”

(b)                   See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)                   Foreign Exchange Gains (Losses) includes foreign exchange gains (losses) on debt obligations, cash and cash equivalents, and cash and cash equivalents held at consolidated entities.

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Private Equity	$37,767,643	$36,875,693	$28,776,432	$27,191,849
Credit	6,674,687	5,023,253	6,621,887	4,841,913
Investments of Consolidated CLOs	8,262,658	—	8,380,627	—
Real Assets	4,184,340	3,353,605	6,462,906	5,367,912
Equity Method	862,276	546,422	594,690	310,709
Other	2,176,638	1,584,724	1,998,540	1,485,417
Total Investments	$59,928,242	$47,383,697	$52,835,082	$39,197,800

As of September 30, 2014, investments which represented greater than 5% of total investments consisted of Alliance Boots GmbH of $5.1 billion and First Data of $3.4 billion. As of December 31, 2013, investments which represented greater than 5% of total investments consisted of Alliance Boots GmbH of $4.6 billion. In addition, as of September 30, 2014 and December 31, 2013, investments totaling $11.2 billion and $3.3 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 9 “Debt Obligations.”

The following table represents private equity investments by industry as of September 30, 2014 and December 31, 2013, respectively:

	Fair Value
	September 30, 2014	December 31, 2013
Health Care	$9,642,534	$8,480,933
Financial Services	5,184,348	3,714,657
Manufacturing	4,453,568	4,459,220
Retail	4,321,969	4,582,846
Technology	4,210,333	5,192,488
Other	9,954,891	10,445,549
	$37,767,643	$36,875,693

In the table above, other investments represent private equity investments in the following industries: Consumer Products, Education, Forestry, Media, Services, Telecommunications, Transportation, Hotel/Leisure, Packaging and Recycling. None of these industries represents more than 10% of total private equity investments as of September 30, 2014.

The majority of the securities underlying private equity investments represent equity securities. As of September 30, 2014 and December 31, 2013, the fair value of investments that were other than equity securities amounted to $535.6 million and $548.5 million, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s assets and liabilities reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of September 30, 2014 and December 31, 2013 including those investments, other financial instruments and debt obligations of consolidated CLOs for which the fair value option has been elected. Equity Method Investments have been excluded from the tables below.

Assets, at fair value:

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$5,278,447	$600,492	$31,888,704	$37,767,643
Credit	16,936	3,331,765	3,325,986	6,674,687
Investments of Consolidated CLOs	—	8,171,294	91,364	8,262,658
Real Assets	35,092	—	4,149,248	4,184,340
Other	623,089	424,039	1,129,510	2,176,638
Total	5,953,564	12,527,590	40,584,812	59,065,966

Foreign Exchange Forward Contracts and Options	—	217,768	—	217,768
Other Derivatives	—	16,868	—	16,868
Total Assets	$5,953,564	$12,762,226	$40,584,812	$59,300,602

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$7,244,643	$548,545	$29,082,505	$36,875,693
Credit	—	3,078,789	1,944,464	5,023,253
Investments of Consolidated CLOs	—	—	—	—
Real Assets	52,931	—	3,300,674	3,353,605
Other	943,976	292,262	348,486	1,584,724
Total	8,241,550	3,919,596	34,676,129	46,837,275

Foreign Exchange Forward Contracts and Options	—	89,090	—	89,090
Other Derivatives	—	5,080	—	5,080
Total Assets	$8,241,550	$4,013,766	$34,676,129	$46,931,445

Liabilities, at fair value:

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$740,585	$96,072	$—	$836,657
Foreign Exchange Forward Contracts and Options	—	131,628	—	131,628
Unfunded Revolver Commitments	—	1,385	—	1,385
Other Derivatives	—	75,218	—	75,218
Debt Obligations of Consolidated CLOs	—	—	7,227,997	7,227,997
Total Liabilities	$740,585	$304,303	$7,227,997	$8,272,885

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$624,653	$51,491	$—	$676,144
Foreign Exchange Forward Contracts and Options	—	414,782	—	414,782
Unfunded Revolver Commitments	—	1,902	—	1,902
Other Derivatives	—	14,177	—	14,177
Debt Obligations of Consolidated CLOs	—	—	—	—
Total Liabilities	$624,653	$482,352	$—	$1,107,005

The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30, 2014
	Level III Assets					Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Debt Obligations of Consolidated CLOs

Balance, Beginning of Period	$30,914,162	$3,047,412	$95,703	$3,799,200	$713,190	$7,356,678
Transfers In (1)	—	150,559	—	—	3,397	—
Transfers Out (2)	(170,107)	(3,397)	—	—	(6,291)	—
Acquisitions	—	—	—	—	—	—
Purchases	2,340,143	474,528	1,327	422,001	502,149	940,940
Sales	(1,469,359)	(295,236)	(6,091)	(134,977)	(60,767)	(972,518)
Settlements	—	53,216	869	—	—	690
Net Realized Gains (Losses)	587,627	26	—	21,319	(3,755)	—
Net Unrealized Gains (Losses)	(313,762)	(89,150)	(444)	41,705	(18,413)	681
Change in Other Comprehensive Income	—	(11,972)	—	—	—	(98,474)
Balance, End of Period	$31,888,704	$3,325,986	$91,364	$4,149,248	$1,129,510	$7,227,997

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments or Debt Obligations still held at Reporting Date	$319,942	$(95,460)	$(444)	$34,878	$(16,966)	$701

	Three Months Ended September 30, 2013
	Level III Assets					Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Debt Obligations of Consolidated CLOs

Balance, Beginning of Period	$25,992,622	$1,416,016	$—	$2,198,427	$184,213	$—
Transfers In (1)	—	44,503	—	—	34,978	—
Transfers Out (2)	(904,039)	(17,594)	—	—	(4,040)	—
Acquisitions	—	—	—	—	—	—
Purchases	1,071,808	503,140	—	167,967	35,922	—
Sales	(15,945)	(117,103)	—	—	(5,064)	—
Settlements	—	16,002	—	—	—	—
Net Realized Gains (Losses)	15,945	2,240	—	—	(557)	—
Net Unrealized Gains (Losses)	950,754	9,342	—	47,053	(2,427)	—
Change in Other Comprehensive Income	—	—	—	—	—	—
Balance, End of Period	$27,111,145	$1,856,546	$—	$2,413,447	$243,025	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments or Debt Obligations still held at Reporting Date	$966,779	$9,547	$—	$47,053	$(2,427)	$—

	Nine Months Ended September 30, 2014
	Level III Assets					Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Debt Obligations of Consolidated CLOs

Balance, Beginning of Period	$29,082,505	$1,944,464	$—	$3,300,674	$348,486	$—
Transfers In (1)	—	150,559	—	—	3,397	—
Transfers Out (2)	(1,428,691)	(4,627)	—	—	(202,010)	—
Acquisitions	82,986	539,247	97,996	197,471	52,502	6,814,217
Purchases	5,492,831	1,360,129	4,884	1,120,505	967,494	1,661,904
Sales	(4,334,889)	(736,963)	(12,188)	(426,095)	(98,636)	(1,169,533)
Settlements	—	114,174	295	—	—	3,988
Net Realized Gains (Losses)	1,911,995	(4,006)	—	222,626	(4,024)	—
Net Unrealized Gains (Losses)	1,081,967	(23,032)	377	(265,933)	62,301	15,895
Change in Other Comprehensive Income	—	(13,959)	—	—	—	(98,474)
Balance, End of Period	$31,888,704	$3,325,986	$91,364	$4,149,248	$1,129,510	$7,227,997

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments or Debt Obligations still held at Reporting Date	$3,134,239	$(6,555)	$(239)	$(272,760)	$66,730	$15,915

	Nine Months Ended September 30, 2013
	Level III Assets					Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Debt Obligations of Consolidated CLOs

Balance, Beginning of Period	$25,734,400	$1,587,046	$—	$1,775,683	$239,230	$—
Transfers In (1)	—	53,439	—	—	34,978	—
Transfers Out (2)	(1,819,651)	(252,323)	—	—	(23,304)	—
Acquisitions	—	—	—	—	—	—
Purchases	2,346,126	954,462	—	545,424	46,574	—
Sales	(1,042,698)	(534,852)	—	(56,275)	(59,730)	—
Settlements	—	59,043	—	—	—	—
Net Realized Gains (Losses)	649,534	(2,683)	—	14,930	1,797	—
Net Unrealized Gains (Losses)	1,243,434	(7,586)	—	133,685	3,480	—
Change in Other Comprehensive Income	—	—	—	—	—	—
Balance, End of Period	$27,111,145	$1,856,546	$—	$2,413,447	$243,025	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign- denominated investments) related to Investments or Debt Obligations still held at Reporting Date	$1,817,352	$980	$—	$169,051	$3,480	$—

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

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There was one transfer between Level I and Level II for private equity investments during the nine months ended September 30, 2014 attributable to a portfolio company that is now valued using its publicly traded market price. There were no transfers between Level I and Level II during the three months ended September 30, 2014 and 2013 or the nine months ended September 30, 2013.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured at fair value and categorized within Level III as of September 30, 2014:

							Impact to Valuation
	Fair Value	Valuation		Weighted			from an
	September 30, 2014	Methodologies	Unobservable Input(s) (1)	Average (2)	Range		Increase in Input (3)
Assets:

Private Equity Investments	$31,888,704

Healthcare	$8,552,204	Inputs to market	Illiquidity Discount	7%	5% - 15%		Decrease
		comparable, discounted cash flow and transaction	Weight Ascribed to Market Comparables	17%	5% - 50%		(4)
		cost	Weight Ascribed to Discounted Cash Flow	17%	5% - 50%		(5)
			Weight Ascribed to Transaction Price	66%	0% - 90%		(6)

		Market comparables	Enterprise Value/LTM EBITDA Multiple	9x	8x - 12x		Increase
			Enterprise Value/Forward EBITDA Multiple	9x	8x - 11x		Increase
			Control Premium	1%	0% - 10%	(8)	Increase

		Discounted cash flow	Weighted Average Cost of Capital	9%	7% - 13%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10x	8x - 12x		Increase

Financial Services	$4,604,891	Inputs to market	Illiquidity Discount	11%	10% - 15%		Decrease
		comparable, discounted cash flow and transaction	Weight Ascribed to Market Comparables	24%	13% - 100%		(4)
		cost	Weight Ascribed to Discounted Cash Flow	21%	0% - 50%		(5)
			Weight Ascribed to Transaction Price	55%	0% - 75%		(6)

		Market comparables	Enterprise Value/LTM EBITDA Multiple	12x	11x - 13x		Increase
			Enterprise Value/Forward EBITDA Multiple	11x	10x - 12x		Increase

		Discounted cash flow	Weighted Average Cost of Capital	11%	10% - 12%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10x	10x - 11x		Increase

Technology	$3,936,133	Inputs to market	Illiquidity Discount	10%	5% - 15%		Decrease
		comparable, discounted cash flow and transaction	Weight Ascribed to Market Comparables	47%	25% - 50%		(4)
		cost	Weight Ascribed to Discounted Cash Flow	47%	25% - 50%		(5)
			Weight Ascribed to Transaction Price	6%	0% - 50%		(6)

		Market comparables	Enterprise Value/LTM EBITDA Multiple	12x	6x - 16x		Increase
			Enterprise Value/Forward EBITDA Multiple	11x	5x - 14x		Increase

		Discounted cash flow	Weighted Average Cost of Capital	12%	8% - 19%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9x	6x - 11x		Increase

Retail	$3,570,182	Inputs to market	Illiquidity Discount	7%	5% - 20%		Decrease
		comparable, discounted cash flow and transaction	Weight Ascribed to Market Comparables	33%	0% - 50%		(4)
		cost	Weight Ascribed to Discounted Cash Flow	33%	13% - 100%		(5)
			Weight Ascribed to Transaction Price	34%	0% - 75%		(6)

		Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	7x - 12x	(7)	Increase
			Enterprise Value/Forward EBITDA Multiple	10x	7x - 12x	(7)	Increase

		Discounted cash flow	Weighted Average Cost of Capital	10%	9% - 23%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	8x	6x - 15x		Increase

Manufacturing	$3,352,378	Inputs to both market	Illiquidity Discount	10%	5% - 20%		Decrease
		comparable and discounted cash flow	Weight Ascribed to Market Comparables	46%	33% - 50%		(4)
			Weight Ascribed to Discounted Cash Flow	54%	50% - 67%		(5)

		Market comparables	Enterprise Value/LTM EBITDA Multiple	12x	6x - 16x		Increase
			Enterprise Value/Forward EBITDA Multiple	10x	7x - 14x		Increase
			Control Premium	3%	0% - 20%	(8)	Increase

		Discounted cash flow	Weighted Average Cost of Capital	14%	10% - 22%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10x	7x - 11x		Increase

Other	$7,872,916	Inputs to market	Illiquidity Discount	11%	10% - 20%		Decrease
		comparable, discounted cash flow and transaction	Weight Ascribed to Market Comparables	39%	0% - 50%		(4)
		cost	Weight Ascribed to Discounted Cash Flow	42%	0% - 100%		(5)
			Weight Ascribed to Transaction Price	19%	0% - 100%		(6)

		Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	7x - 19x		Increase
			Enterprise Value/Forward EBITDA Multiple	10x	7x - 15x		Increase
			Control Premium	1%	0% - 20%	(8)	Increase

		Discounted cash flow	Weighted Average Cost of Capital	12%	9% - 26%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9x	7x - 12x		Increase

Real Assets	$4,149,248

Energy/Infrastructure (12)	$3,083,543	Discounted cash flow	Weighted Average Cost of Capital	11%	6% - 20%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9x	8x - 11x		Increase

Real Estate	$1,065,705	Inputs to direct income capitalization and	Weight Ascribed to Direct Income Capitalization	28%	0% - 100%		(10)
		discounted cash flow	Weight Ascribed to Discounted Cash Flow	72%	0% - 100%		(5)

		Direct Income Capitalization	Current Capitalization Rate	7%	5% - 9%		Decrease

		Discounted cash flow	Unlevered Discount Rate	10%	7% - 18%		Decrease

Credit (11)	$3,325,986 (9)	Yield Analysis	Yield	11%	4% - 20%		Decrease
			Net Leverage	6x	1x - 13x		Decrease
			EBITDA Multiple	9x	2x - 13x		Increase

Liabilities:

Collateralized Loan Obligation secured notes	$7,227,997		Discount margin	270 bps	95bps - 1500bps		Decrease
			Probability of default	3%	2% - 3%		Decrease
			Loss severity	32%	30% - 38%		Decrease

In the table above, Other Investments, within private equity investments, represents the following industries: Consumer Products, Education, Forestry, Media, Services, Telecommunications, Transportation, Hotels/Leisure and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of September 30, 2014.

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

(4)

The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach and transaction price. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach and transaction price.

(5)

The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level III investments if the discounted cash flow approach results in a higher valuation than the market comparables approach and transaction price. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach and transaction price.

(6)

The directional change from an increase in the weight ascribed to the transaction price would increase the fair value of the Level III investments if the transaction price results in a higher valuation than the market comparables and discounted cash flow approach. The opposite would be true if the transaction price results in a lower valuation than the market comparables approach and discounted cash flow approach.

(7)

Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 31.5x and 24.1x, respectively. The exclusion of this investment does not impact the weighted average.

(8)

Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(9)	Amounts include $348.5 million of investments that were valued using dealer quotes or third party valuation firms.

10)

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

(11)	Includes Level III Credit Investments and Level III Investments of Consolidated CLOs.

(12)	Includes two private equity investments involved in energy investments.

In the table above, certain private equity investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of private equity investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction.

The table above excludes Other Investments in the amount of $1.1 billion comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and nine months ended September 30, 2014 and 2013, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net Income (Loss) Attributable to KKR & Co. L.P.	$89,938	$204,740	$478,194	$413,313

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	419,961,455	282,148,802	364,127,956	270,484,224
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.21	$0.73	$1.31	$1.53

Diluted Net Income (Loss) Per Common Unit (a)
Weighted Average Common Units Outstanding - Basic	419,961,455	282,148,802	364,127,956	270,484,224
Weighted Average Unvested Common Units	26,862,703	25,986,389	27,917,101	25,696,846
Weighted Average Exchangeable Equity Securities	5,195,584	—	4,187,771	—
Weighted Average Common Units Outstanding - Diluted	452,019,742	308,135,191	396,232,828	296,181,070
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.20	$0.66	$1.21	$1.40

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

For the three and nine months ended September 30, 2014 and 2013, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Weighted Average KKR Holdings Units Outstanding	383,937,941	407,646,472	391,269,962	417,990,571

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	September 30, 2014	December 31, 2013
Oil & Gas Assets, net	$645,474	$187,448
Due from Broker (a)	510,727	720,245
Unsettled Investment Sales (b)	221,856	85,097
Interest, Dividend and Notes Receivable (c)	589,321	380,099
Intangible Assets, net (d)	218,139	177,545
Deferred Tax Assets, net	237,354	165,699
Goodwill (d)	89,000	89,000
Fixed Assets, net (e)	76,606	80,565
Receivables	67,571	19,455
Foreign Exchange Contracts and Options (f)	217,768	89,090
Deferred Financing Costs	33,192	22,773
Prepaid Taxes	10,958	26,901
Prepaid Expenses	10,395	9,846
Other	49,755	40,867
Total	$2,978,116	$2,094,630

(a)	Represents amounts held at clearing brokers resulting from securities transactions.

(b)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(c)

Represents interest and dividend receivables and promissory notes due from third parties. The promissory notes bear interest at rates ranging from 1.5% - 3.0% per annum and mature between 2015 and 2018.

(d)	See Note 15 “Goodwill and Intangible Assets.”

(e)

Net of accumulated depreciation and amortization of $120,034 and $100,724 as of September 30, 2014 and December 31, 2013, respectively. Depreciation and amortization expense totaled $3,852 and $3,619 for the three months ended September 30, 2014 and 2013, respectively, and $12,054 and $11,042 for the nine months ended September 30, 2014 and 2013, respectively.

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

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2014	December 31, 2013
Amounts Payable to Carry Pool (a)	$1,083,031	$1,062,643
Unsettled Investment Purchases (b)	1,047,146	260,164
Securities Sold Short (c)	836,657	676,144
Foreign Exchange Contracts and Options (d)	131,628	414,782
Accounts Payable and Accrued Expenses	183,427	165,092
Contingent Consideration Obligation (e)	38,600	122,800
Accrued Compensation and Benefits	184,602	21,531
Interest Payable	42,096	23,700
Due to Broker (f)	81,854	28,669
Deferred Rent and Income	28,411	28,029
Redemptions Payable	—	13,618
Taxes Payable	7,083	5,742
Other Liabilities	114,602	17,012
Total	$3,779,137	$2,839,926

(a)                                 Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)                                 Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(c)                                  Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at September 30, 2014 and December 31, 2013 were $840,022 and $650,026, respectively.

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

(e)                                  Represents the fair value of the contingent consideration related to the acquisition of Prisma. During the third quarter of 2014, a portion of the obligation recorded as of June 30, 2014 was settled for $123.6 million. Of this amount, approximately $84.1 million was settled with the issuance of KKR & Co. L.P. common units.

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

Unconsolidated VIEs

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

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, which was $327.5 million at September 30, 2014. Accordingly disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. KKR has not provided any financial support other than its obligated amount as of September 30, 2014.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s ownership interests in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated management fees, for managing the collateral of the CLO vehicles. At September 30, 2014, combined assets under management in the pools of unconsolidated CLO vehicles were $3.0 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $2.2 million at September 30, 2014. CLO investors in CLO vehicles have no recourse against KKR for any losses sustained in the CLO structures.

As of September 30, 2014 and December 31, 2013, the maximum exposure to loss, before allocations to the carry pool, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2014	December 31, 2013
Investments	$329,653	$209,525
Due from Affiliates, net	2,338	5,105
Maximum Exposure to Loss	$331,991	$214,630

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

KKR’s borrowings consisted of the following:

	September 30, 2014				December 31, 2013
	Available	Carrying Value	Fair Value		Available	Carrying Value	Fair Value

2020 Senior Notes (a)	$—	$498,752	$583,050	(h)	$—	$498,596	$560,930	(h)
2041 Senior Notes (b)	—	291,205	289,843	(i)	—	—	—
2042 Senior Notes (c)	—	123,700	122,728	(i)	—	—	—
2043 Senior Notes (d)	—	494,596	543,395	(h)	—	494,454	468,200	(h)
2044 Senior Notes (e)	—	493,156	520,110	(h)	—	—	—
Junior Subordinated Notes (f)	—	246,484	243,394		—	—	—
Revolving Credit Facilities	1,250,000	—	—		1,250,000	—	—
Investment Financing Facilities (g)	1,532,237	930,880	930,880	(j)	531,231	915,556	915,556	(j)
Debt Obligations of Consolidated CLOs (k)	—	7,227,997	7,227,997		—	—	—
	$2,782,237	$10,306,770	$10,461,397		$1,781,231	$1,908,606	$1,944,686

(a)	$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020.

(b)	KKR consolidates KFN and thus reports KFN’s outstanding $259 million aggregate principal amount of 8.375% senior notes due 2041.

(c)	KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042.

(d)	$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043.

(e)	$500 million aggregate principal amount of 5.125% senior notes of KKR due 2044.

(f)

KKR consolidates KFN and thus reports KFN’s outstanding $284 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 5.4% and the weighted average years to maturity is 22.0 years as of September 30, 2014. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(g)

Certain of KKR’s investment funds have entered into financing arrangements with major financial institutions, generally in connection with specific investments in connection with the management of capital calls to fund limited partners to provide liquidity to such investment funds. The weighted average interest rate is 2.91% and 3.09% as of September 30, 2014 and December 31, 2013, respectively. The weighted average years to maturity is 2.5 years and 2.3 years as of September 30, 2014 and December 31, 2013, respectively.

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

Corporate Credit Agreement

On October 22, 2014, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnerships., as borrowers, entered into a new credit agreement with certain lending institutions and HSBC Bank USA, National Association, as Administrative Agent.  The new credit agreement provides the borrowers with a senior unsecured multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion, as of the closing date, with the option to request an increase in the facility amount of up to an additional $250 million, for an aggregate principal amount of $1.25 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders.  The credit facility is a five-year facility, scheduled to mature on October 22, 2019, with the borrowers’ option to extend the maturity date, subject to the consent of the applicable lenders, and the borrowers may prepay, terminate or reduce the commitments under the credit facility at any time without penalty.  Interest on borrowings under the credit facility will be based on either London Interbank Offered Rate (LIBOR) or Alternate Base Rate, with the applicable margin per annum based on a corporate ratings-based pricing grid ranging from 69 basis points to 120 basis points (for LIBOR borrowings). Borrowings under the credit facility are guaranteed by KKR & Co. L.P. and any other entity (other than the borrowers) that guarantees the 2020 Senior Notes, 2043 Senior Notes or the 2044 Senior Notes.

The new credit agreement replaces the Amended and Restated Credit Agreement dated as of February 11, 2011, as amended, among Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., as borrowers, HSBC Bank plc, as administrative agent, and the other parties thereto, which was terminated on October 22, 2014.

Debt Obligations of Consolidated CLOs

As of September 30, 2014, debt obligations of consolidated CLOs consisted of the following:

	September 30, 2014
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years

Senior Secured Notes	$6,939,451	1.8%		8.4
Subordinated Notes	288,546		(a)	8.6
	$7,227,997

(a)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the consolidated CLO vehicles.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of September 30, 2014, the fair value of the consolidated CLO assets was $9.6 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

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

The effective tax rate was 3.25% and 0.35% for the three months ended September 30, 2014 and 2013, respectively, and 1.15% and 0.55% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by third parties or by KKR Holdings, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non- U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and nine month period ended September 30, 2014, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

11. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
KKR Holdings Principal Awards	$9,981	$33,740	$27,770	$85,309
KKR Holdings Restricted Equity Units	243	765	749	3,173
Equity Incentive Plan Units	42,090	31,227	122,320	84,581
Other Exchangeable Securities	7,249	—	17,192	—
Discretionary Compensation	24,387	19,483	86,404	74,120
Total	$83,950	$85,215	$254,435	$247,183

KKR Holdings—Principal Awards

Certain KKR employees and non-employee operating consultants and other service providers received grants of KKR Holdings units (“Principal Awards”) which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of September 30, 2014, KKR Holdings owned approximately 47%, or 382,297,599 of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 382,297,599 KKR Holdings units have been legally allocated, but the allocation of 34,691,990 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

As of September 30, 2014, there was approximately $11.9 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested Principal Awards. That cost is expected to be recognized as follows:

Unrecognized
Expense (in
Year	millions)
Remainder of 2014	$2.7
2015	7.2
2016	1.8
2017	0.2
Total	$11.9

A summary of the status of unvested Principal Awards from January 1, 2014 through September 30, 2014 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 31, 2014	32,801,131	$7.13
Granted	122,995	19.24
Vested	(1,146,755)	10.76
Forfeited	(2,292,072)	7.05
Balance, September 30, 2014	29,485,299	$7.05

The weighted average remaining vesting period over which unvested units are expected to vest is 0.2 years.

The following table summarizes the remaining vesting tranches of Principal Awards:

Vesting Date	Units
October 1, 2014	24,704,431
April 1, 2015	1,166,055
October 1, 2015	2,104,885
April 1, 2016	97,950
October 1, 2016	1,240,163
April 1, 2017	45,522
October 1, 2017	111,293
April 1, 2018	15,000
29,485,299

KKR Holdings—Restricted Equity Units

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

As of September 30, 2014, there was approximately $0.3 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Unrecognized
Expense (in
Year	millions)
Remainder of 2014	$0.1
2015	0.2
Total	$0.3

A summary of the status of unvested Holdings REU Awards from January 1, 2014 through September 30, 2014 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	556,205	$12.19
Granted	—	—
Vested	(142,510)	14.18
Forfeited	(41,251)	10.67
Balance, September 30, 2014	372,444	$11.60

The weighted average remaining vesting period over which unvested Holdings REU Awards are expected to vest is 0.2 years.

A summary of the remaining vesting tranches of Holdings REU Awards is presented below:

Vesting Date	Units
October 1, 2014	235,953
April 1, 2015	113,758
October 1, 2015	22,733
372,444

KKR & Co. L.P. 2010 Equity Incentive Plan

Under the Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. As of September 30, 2014, equity awards relating to 43,930,951 KKR & Co. L.P. common units have been granted under the Equity Incentive Plan and are subject to service based vesting, which vest generally over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these recipients are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

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

As of September 30, 2014, there was approximately $204.1 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Unrecognized
Expense (in
Year	millions)
Remainder of 2014	$30.8
2015	102.9
2016	55.7
2017	11.9
2018	2.8
Total	$204.1

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2014 through September 30, 2014 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	22,942,987	$10.05
Granted	8,956,193	19.07
Vested	(4,645,712)	11.67
Forfeited	(1,180,585)	11.27
Balance, September 30, 2014	26,072,883	$12.80

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.1 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2014	5,813,779
April 1, 2015	5,358,090
October 1, 2015	4,980,195
April 1, 2016	3,294,669
October 1, 2016	3,779,864
April 1, 2017	1,254,938
October 1, 2017	731,241
April 1, 2018	8,820
October 1, 2018	851,287
26,072,883

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

As of September 30, 2014, there was approximately $26.4 million of estimated unrecognized expense related to unvested Other Exchangeable Securities.  That cost is expected to be recognized as follows:

Unrecognized
Expense (in
Year	millions)
Remainder of 2014	$3.4
2015	13.7
2016	9.3
Total	$26.4

A summary of the status of unvested Other Exchangeable Securities from January 1, 2014 through September 30, 2014 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	—	$—
Granted	2,545,602	19.67
Vested	—	—
Forfeited	(1,654)	19.67
Balance, September 30, 2014	2,543,948	$19.67

The weighted average remaining vesting period over which unvested Other Exchangeable Securities are expected to vest is 1.0 years.

The following table summarizes the remaining vesting tranches of Other Exchangeable Securities:

Vesting Date	Units
October 1, 2014	847,976
October 1, 2015	847,983
October 1, 2016	847,989
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

12. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	September 30, 2014	December 31, 2013
Due from Related Entities	$61,432	$98,793
Due from Portfolio Companies	69,567	45,115
Due from Affiliates	$130,999	$143,908

	September 30, 2014	December 31, 2013
Due to KKR Holdings in Connection with the Tax Receivable Agreement	$123,243	$89,797
Due to Related Entities	9,880	4,054
Due to Affiliates	$133,123	$93,851

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

Public Markets

KKR operates, reports, and combines its credit and hedge funds businesses through the Public Markets segment. KKR’s credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable investment funds or UCITS and alternative investment funds or AIFs, which invests capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds and (ii) alternative credit strategies such as mezzanine investments, special situations investments, direct lending investments and long/short credit. KKR’s Public Markets segment also includes its hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and acquiring stakes in or seeding hedge fund managers. KKR’s funds in the credit and hedge funds strategies are managed by KKR Credit Advisors (US) LLC (formerly known as KKR Asset Management LLC) and Prisma Capital Partners LP, both of which are SEC-registered investment advisers, and KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland. KKR Credit Advisors (Ireland) (formerly known as Avoca Capital) was acquired on February 19, 2014.

Capital Markets and Other

Capital Markets and Other segment is comprised primarily of KKR’s global capital markets business. KKR’s capital markets business supports the firm, portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When KKR underwrites an offering of securities or a loan on a firm commitment basis, KKR commits to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When KKR acts in an agency capacity, KKR generates revenue for arranging financing or placing securities or debt with capital markets investors. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and KKR is also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. KKR’s third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners, and non-bank financial companies, or NBFCs, in India.

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

ENI is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. ENI is comprised of total segment revenues; less total segment expenses and certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of non-cash equity-based charges and other non-cash compensation charges borne by KKR Holdings or incurred under the Equity Incentive Plan and other securities that are exchangeable for common units of KKR & Co. L.P.; (v) the exclusion of certain non-recurring items; (vi) the exclusion of investment income (loss) relating to noncontrolling interests; and (vii) the exclusion of income taxes.

In connection with KKR’s acquisition of KKR Financial Holdings LLC (“KFN”) on April 30, 2014, and the related increase in the amount of assets held by KKR, KKR’s management reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of each of KKR’s operating segments. As a result, beginning with the second quarter of 2014, KKR has modified the presentation of its segment financial information.

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

(4)          The Capital Markets and Principal Activities segment has been renamed Capital Markets and Other.

In connection with these modifications, segment information for the three and nine months ended September 30, 2013 has been presented to conform to KKR’s current segment presentation.  Consequently, this will not be consistent with historical segment financial results previously reported.  While the modified segment presentation impacted the amount of ENI reported by each operating segment, it had no impact on KKR’s ENI on a total reportable segment basis.

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Three Months Ended September 30, 2014
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$107,443	$66,469	$—	$173,912
Monitoring Fees	30,449	—	—	30,449
Transaction Fees	67,772	3,262	87,530	158,564
Fee Credits (1)	(58,810)	(3,001)	—	(61,811)
Total Management, Monitoring and Transaction Fees, Net	146,854	66,730	87,530	301,114

Performance Income
Realized Carried Interest	236,126	9,900	—	246,026
Incentive Fees	—	8,009	—	8,009
Unrealized Carried Interest	53,776	2,416	—	56,192
Total Performance Income	289,902	20,325	—	310,227

Investment Income (Loss)
Net Realized Gains (Losses)	165,047	(630)	(1,622)	162,795
Net Unrealized Gains (Losses)	8,293	(46,118)	(8)	(37,833)
Total Realized and Unrealized	173,340	(46,748)	(1,630)	124,962
Net Interest and Dividends	21,463	53,335	7,456	82,254
Total Investment Income (Loss)	194,803	6,587	5,826	207,216

Total Segment Revenues	631,559	93,642	93,356	818,557

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	59,991	26,787	22,012	108,790
Realized Allocation to Carry Pool (2)	94,451	3,960	—	98,411
Unrealized Allocation to Carry Pool (2)	21,729	967	—	22,696
Total Compensation and Benefits	176,171	31,714	22,012	229,897
Occupancy and related charges	11,460	2,518	480	14,458
Other operating expenses	44,619	10,929	4,724	60,272
Total Segment Expenses	232,250	45,161	27,216	304,627

Income (Loss) attributable to noncontrolling interests (3)	342	335	4,512	5,189

Economic Net Income (Loss)	$398,967	$48,146	$61,628	$508,741

Total Assets	$7,419,105	$4,333,710	$1,763,040	$13,515,855

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

	As of and for the Three Months Ended September 30, 2013
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$119,410	$53,835	$—	$173,245
Monitoring Fees	33,010	—	—	33,010
Transaction Fees	54,968	20,534	53,625	129,127
Fee Credits (1)	(46,597)	(15,185)	—	(61,782)
Total Management, Monitoring and Transaction Fees, Net	160,791	59,184	53,625	273,600

Performance Income
Realized Carried Interest	81,532	—	—	81,532
Incentive Fees	—	1,225	—	1,225
Unrealized Carried Interest	256,215	14,022	—	270,237
Total Performance Income	337,747	15,247	—	352,994

Investment Income (Loss)
Net Realized Gains (Losses)	104,061	979	(1,495)	103,545
Net Unrealized Gains (Losses)	194,270	4,653	1,783	200,706
Total Realized and Unrealized	298,331	5,632	288	304,251
Net Interest and Dividends	(8,344)	3,481	4,084	(779)
Total Investment Income (Loss)	289,987	9,113	4,372	303,472

Total Segment Revenues	788,525	83,544	57,997	930,066

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	65,400	18,606	8,223	92,229
Realized Allocation to Carry Pool (2)	32,613	—	—	32,613
Unrealized Allocation to Carry Pool (2)	107,290	5,609	—	112,899
Total Compensation and Benefits	205,303	24,215	8,223	237,741
Occupancy and related charges	13,367	1,906	401	15,674
Other operating expenses	37,586	19,670	3,628	60,884
Total Segment Expenses	256,256	45,791	12,252	314,299

Income (Loss) attributable to noncontrolling interests (3)	433	202	1,385	2,020

Economic Net Income (Loss)	$531,836	$37,551	$44,360	$613,747

Total Assets	$6,164,029	$1,149,196	$1,201,819	$8,515,044

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

	As of and for the Nine Months Ended September 30, 2014
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$342,024	$205,955	$—	$547,979
Monitoring Fees	96,422	—	—	96,422
Transaction Fees	206,132	16,634	183,619	406,385
Fee Credits (1)	(182,626)	(13,683)	—	(196,309)
Total Management, Monitoring and Transaction Fees, Net	461,952	208,906	183,619	854,477

Performance Income
Realized Carried Interest	960,414	34,650	—	995,064
Incentive Fees	—	36,506	—	36,506
Unrealized Carried Interest	35,988	28,025	—	64,013
Total Performance Income	996,402	99,181	—	1,095,583

Investment Income (Loss)
Net Realized Gains (Losses)	549,137	19,133	(2,086)	566,184
Net Unrealized Gains (Losses)	(43,763)	(27,553)	(693)	(72,009)
Total Realized and Unrealized	505,374	(8,420)	(2,779)	494,175
Net Interest and Dividends	41,415	96,734	15,701	153,850
Total Investment Income (Loss)	546,789	88,314	12,922	648,025

Total Segment Revenues	2,005,143	396,401	196,541	2,598,085

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	183,411	80,436	45,302	309,149
Realized Allocation to Carry Pool (2)	384,166	13,860	—	398,026
Unrealized Allocation to Carry Pool (2)	16,742	11,209	—	27,951
Total Compensation and Benefits	584,319	105,505	45,302	735,126
Occupancy and related charges	34,784	7,234	1,386	43,404
Other operating expenses	124,267	30,910	12,207	167,384
Total Segment Expenses	743,370	143,649	58,895	945,914

Income (Loss) attributable to noncontrolling interests (3)	1,192	1,242	9,163	11,597

Economic Net Income (Loss)	$1,260,581	$251,510	$128,483	$1,640,574

Total Assets	$7,419,105	$4,333,710	$1,763,040	$13,515,855

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

	As of and for the Nine Months Ended September 30, 2013
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$340,715	$149,669	$—	$490,384
Monitoring Fees	93,985	—	—	93,985
Transaction Fees	96,611	30,883	104,717	232,211
Fee Credits (1)	(97,153)	(22,445)	—	(119,598)
Total Management, Monitoring and Transaction Fees, Net	434,158	158,107	104,717	696,982

Performance Income
Realized Carried Interest	439,527	—	—	439,527
Incentive Fees	—	35,664	—	35,664
Unrealized Carried Interest	340,254	45,212	—	385,466
Total Performance Income	779,781	80,876	—	860,657

Investment Income (Loss)
Net Realized Gains (Losses)	401,750	6,128	(3,127)	404,751
Net Unrealized Gains (Losses)	210,154	13,981	4,302	228,437
Total Realized and Unrealized	611,904	20,109	1,175	633,188
Net Interest and Dividends	(18,410)	10,229	9,713	1,532
Total Investment Income (Loss)	593,494	30,338	10,888	634,720

Total Segment Revenues	1,807,433	269,321	115,605	2,192,359

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	164,917	60,296	22,614	247,827
Realized Allocation to Carry Pool (2)	175,811	—	—	175,811
Unrealized Allocation to Carry Pool (2)	147,656	18,085	—	165,741
Total Compensation and Benefits	488,384	78,381	22,614	589,379
Occupancy and related charges	35,935	5,063	1,065	42,063
Other operating expenses	105,516	36,643	8,382	150,541
Total Segment Expenses	629,835	120,087	32,061	781,983

Income (Loss) attributable to noncontrolling interests (3)	1,242	935	2,267	4,444

Economic Net Income (Loss)	$1,176,356	$148,299	$81,277	$1,405,932

Total Assets	$6,164,029	$1,149,196	$1,201,819	$8,515,044

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

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP:

Fees

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total Segment Revenues	818,557	930,066	2,598,085	2,192,359
Management fees relating to consolidated funds and other entities	(121,008)	(127,458)	(386,207)	(357,607)
Fee credits relating to consolidated funds	58,580	48,641	184,039	103,070
Net realized and unrealized carried interest	(302,218)	(351,769)	(1,059,077)	(824,993)
Total investment income (loss)	(207,216)	(303,472)	(648,025)	(634,720)
Revenue earned by oil & gas producing entities	69,380	9,575	143,369	9,575
Reimbursable expenses	21,040	10,145	46,480	25,586
Other	7,653	4,300	18,400	24,374
Fees	$344,768	$220,028	$897,064	$537,644

Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total Segment Expenses	304,627	314,299	945,914	781,983
Equity-based compensation	83,950	85,215	254,435	247,183
Reimbursable expenses	34,355	15,516	66,847	35,029
Operating expenses relating to consolidated funds and other entities	28,219	16,061	81,536	52,874
Expenses incurred by oil & gas producing entities	40,234	6,951	90,405	6,951
Acquisition, contingent payment, litigation and other non-recurring costs	2,396	6,500	87,893	35,922
Other	10,629	10,953	35,876	26,905
Total Expenses	$504,410	$455,495	$1,562,906	$1,186,847

Income (Loss) Before Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Economic net income	$508,741	$613,747	$1,640,574	$1,405,932
Income taxes	(29,267)	(7,644)	(57,145)	(25,525)
Amortization of intangibles and other, net	(204,676)	(15,979)	(262,300)	(57,524)
Equity-based compensation	(83,950)	(85,215)	(254,435)	(247,183)
Net income (loss) attributable to noncontrolling interests
held by KKR Holdings	(100,910)	(300,169)	(588,500)	(662,387)
Net income (loss) attributable to KKR & Co. L.P.	$89,938	$204,740	$478,194	$413,313
Net income (loss) attributable to noncontrolling interests and appropriated capital	784,568	1,984,245	4,449,146	4,134,293
Net income (loss) attributable to redeemable noncontrolling interests	(2,462)	9,169	1,366	25,992
Income taxes	29,267	7,644	57,145	25,525
Income (loss) before taxes	$901,311	$2,205,798	$4,985,851	$4,599,123

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

The following is a summary of the estimated fair values of the assets acquired and liabilities as of April 30, 2014, the date they were assumed:

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

As of April 30, 2014, the fair value of the net assets acquired exceeded the fair value of consideration transferred by approximately $14.9 million and relates primarily to the difference between the fair value of the assets and liabilities of CLOs consolidated by KFN. This amount has been recorded in net gains (losses) from investment activities in the condensed consolidated statement of operations.

KKR incurred $8.3 million of acquisition related costs through the date of closing, which were expensed as incurred and are reflected within General, Administrative and Other Expense.

On a segment basis, the financial results of KFN are included within each of the Private Markets segment, Public Markets segment and Capital Markets and Other segment, based on the character of each asset of KFN.

Acquisition of Avoca Capital

On February 19, 2014, KKR closed its previously announced acquisition of 100% of the equity interests of Avoca Capital and its affiliates (“Avoca”). Avoca, now renamed KKR Credit Advisors (Ireland), was a European credit investment manager with approximately $8.2 billion in assets under management at the time of acquisition. The addition of Avoca provided KKR with a greater presence in the European leveraged credit markets.

The total consideration included $83.3 million in cash and $56.5 million in securities of a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. that are exchangeable into approximately 2.4 million KKR & Co. L.P. common units, at any time, at the election of the holders of the securities. In connection with this transaction, there is no contingent consideration payable in the future.

The following is a summary of the estimated fair values of the assets acquired and liabilities as of February 19, 2014, the date they were assumed:

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

As of February 19, 2014, the fair value of the net assets acquired exceeded the fair value of consideration transferred by approximately $13.0 million and relates primarily to the difference between the fair value of the assets and liabilities of CLOs required to be consolidated in connection with the Avoca transaction.  This amount has been recorded in net gains (losses) from investment activities in the condensed consolidated statement of operations.

KKR incurred $4.4 million of acquisition related costs through the date of closing, which were expensed as incurred and are reflected within General, Administrative and Other Expense.

On a segment basis, the financial results of Avoca are included within the Public Markets segment.

KFN and Avoca Supplemental Financial Information

The condensed consolidated statement of operations for the three and nine months ended September 30, 2014 include the financial results of KFN since the date of acquisition, April 30, 2014, and of Avoca since the date of acquisition, February 19, 2014. The information that follows provides supplemental financial information about the KFN and Avoca fees and net income (loss) attributable to KKR & Co. L.P. during the three and nine months ended September 30, 2014. Additionally, the portion of net income that is allocable to KKR reflects KKR’s approximate ownership interest in the KKR Group Partnerships after applicable corporate and local income taxes for the three and nine months ended September 30, 2014.

For the Three Months Ended September 30, 2014	KFN	Avoca

Fees (a)	$17.9	$13.8
Net Income (Loss) attributable to KKR & Co. L.P.	$(34.9)	$1.5

For the Nine Months Ended September 30, 2014	KFN	Avoca

Fees (a)	$49.8	$30.2
Net Income (Loss) attributable to KKR & Co. L.P.	$(16.1)	$(0.6)

(a)    Fees for KFN represent oil and gas revenue from working and royalty interests in oil and natural gas producing properties consolidated by KKR.

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

	Nine Months Ended September 30,
Selected Pro Forma Financial Information	2014	2013
Fees	$939,453	$608,227
Net Income (Loss) attributable to KKR & Co. L.P.	$534,411	$513,731
Net Income (Loss) attributable to KKR & Co. L.P. per common unit - basic	$1.30	$1.37
Net Income (Loss) attributable to KKR & Co. L.P. per common unit - diluted	$1.21	$1.27

15. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. The carrying value of goodwill was $89.0 million as of September 30, 2014 and December 31, 2013, and is recorded within Other Assets on the condensed consolidated statements of financial condition. Goodwill has been allocated entirely to the Public Markets segment. As of September 30, 2014, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	As of
	September 30, 2014	December 31, 2013
Finite-Lived Intangible Assets	$284,766	$218,886
Accumulated Amortization (includes foreign exchange)	(66,627)	(41,341)
Intangible Assets, Net	$218,139	$177,545

Changes in Intangible Assets, Net consists of the following:

Nine Months Ended,
September 30, 2014
Balance, Beginning of Period	$177,545
Avoca Acquisition	65,880
Amortization Expense	(20,101)
Foreign Exchange	(5,185)
Balance, End of Period	$218,139

16. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects.

Investment Commitments

As of September 30, 2014, KKR had unfunded commitments consisting of (i) $862.1 million to its active private equity and other investment funds and (ii) $612.4 million in connection with commitments by KKR’s capital markets business and certain other investment commitments. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of September 30, 2014, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2014 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,121.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to KKR in the KPE Transaction in 2009 also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of September 30, 2014, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $284.2 million as of September 30, 2014.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of September 30, 2014. Using valuations as of September 30, 2014, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and principals who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

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

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs’ motion. On September 7, 2011, the court granted plaintiffs’ motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs’ proposed fifth amended complaint but denied plaintiffs’ motion seeking leave to file a proposed fifth amended complaint. On June 14, 2012, following the completion of the third phase of discovery, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint. On July 18, 2012, the court granted in part and denied in part defendants’ motion to dismiss, dismissing certain previously released claims against certain defendants. On March 13, 2013, the United States District Court denied defendants’ motion for summary judgment on the count involving KKR. However, the court narrowed plaintiffs’ claim to an alleged overarching agreement to refrain from jumping other defendants’ announced proprietary transactions, thereby limiting the case to a smaller number of transactions subject to plaintiffs’ claim. KKR filed a renewed motion for summary judgment on April 16, 2013, which the court denied on July 18, 2013. Plaintiffs moved for class certification on October 21, 2013. Defendants filed their opposition to the motion on January 24, 2014. The court has not yet decided plaintiffs’ motion for class certification. On July 28, 2014, KKR entered into a definitive agreement to settle all claims without the admission of wrongdoing, which was preliminarily approved by the court on September 29, 2014, and is subject to the court’s final approval, the hearing for which is scheduled for February 11, 2015.  The amount to be paid by KKR pursuant to the settlement is not expected to have a material effect on KKR’s financial results.

From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits were filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN’s board of directors, KKR, and certain of KKR’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR. The merger transaction was completed on April 30, 2014.  The actions filed in California state court have been consolidated but an operative complaint has not been filed or designated.  The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed on May 6, 2014.  Two of the Delaware actions were voluntarily dismissed, and the remaining Delaware actions were consolidated.  On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014.   On October 14, 2014, the Delaware Court of Chancery granted defendants’ motions to dismiss.

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

KKR establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters.  In addition, such loss contingencies may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss. For one or more of the matters described above for which a loss is both probable and reasonably estimable, KKR has estimated the aggregate amount of losses attributable to KKR to be approximately $80.0 million.  This estimate is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

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

17. REGULATORY CAPITAL REQUIREMENTS

KKR has a registered broker-dealer subsidiary which is subject to the minimum net capital requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”). Additionally, KKR entities based in London and Ireland, which are subject to the regulatory capital requirements of the U.K. Financial Conduct Authority and the Central Bank of Ireland. In addition, KKR has an entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Japan subject to the capital requirements of Financial Services Authority of Japan, and two entities based in Mumbai which are subject to capital requirements of the Reserve Bank of India (“RBI”) and Securities and Exchange Board of India (“SEBI”). All of these entities have continuously operated in excess of their respective minimum regulatory capital requirements.

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At September 30, 2014, approximately $80.0 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

18. SUBSEQUENT EVENTS

Distribution

A distribution of $0.45 per KKR & Co. L.P. common unit was announced on October 23, 2014, and will be paid on November 18, 2014 to unitholders of record as of the close of business on November 3, 2014. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

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

Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 245 private equity investments in portfolio companies with a total transaction value of approximately $505 billion. In recent years, we have grown our firm by expanding our geographical presence and building businesses in new areas, such as credit, special situations, hedge funds, collateralized loan obligations (“CLOs”), capital markets, infrastructure, energy and real estate. Our new efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.

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

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of September 30, 2014, the segment had $59.2 billion of AUM. As of September 30, 2014, Private Markets FPAUM was $45.6 billion, consisting of $39.8 billion in private equity and $5.8 billion in real assets (including infrastructure, energy and real estate). Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of September 30, 2014 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after September 30, 2014.

	Investment Period (1)		Amount ($ in millions)
	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity Funds
Asian Fund II	4/2013	4/2019	$5,825.0	$4,050.0	1.3%	$1,775.0	$—	$1,775.0	$2,104.7
North America Fund XI	9/2012	9/2018	8,718.4	4,494.2	2.9%	4,224.2	185.5	4,224.2	5,036.2
China Growth Fund	11/2010	11/2016	1,010.0	507.5	1.0%	502.5	42.4	485.0	549.0
E2 Investors (Annex Fund)	8/2009	11/2013	209.0	13.2	4.5%	195.8	144.4	54.5	279.2
European Fund III	3/2008	3/2014	6,204.8	624.3	4.6%	5,580.5	2,232.9	4,464.4	6,450.4
Asian Fund	7/2007	4/2013	3,983.3	139.8	2.5%	3,843.5	4,054.6	2,471.0	3,636.5
2006 Fund	9/2006	9/2012	17,642.2	553.1	2.1%	17,089.1	13,634.2	9,839.0	15,204.7
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	5,475.2	1,554.2	2,652.8
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	11,332.0	1,318.7	2,263.6
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,736.6	—	40.8
Total Private Equity Funds			58,428.9	10,382.1		48,046.8	45,837.8	26,186.0	38,217.9

Co-Investment Vehicles	Various	Various	3,287.4	699.1	Various	2,588.3	1,031.4	2,266.9	2,900.6

Total Private Equity			61,716.3	11,081.2		50,635.1	46,869.2	28,452.9	41,118.5

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,614.1	12.8%	360.1	32.4	336.6	359.0
Natural Resources Fund	Various	Various	891.6	198.5	Various	693.1	95.1	619.9	433.1
Global Energy Opportunities	Various	Various	1,028.8	905.0	Various	123.8	27.7	118.8	75.5
Infrastructure Fund	Various	Various	1,041.1	272.9	4.8%	768.2	69.6	768.2	814.0
Infrastructure Co-Investments	Various	Various	1,104.5	—	Various	1,104.5	279.0	1,104.5	1,377.7
Real Estate Partners Americas	5/2013	12/2016	1,289.1	835.6	15.5%	453.5	180.1	393.2	443.1
Real Assets			7,329.3	3,826.1		3,503.2	683.9	3,341.2	3,502.4

Private Markets Total			$69,045.6	$14,907.3		$54,138.3	$47,553.1	$31,794.1	$44,620.9

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

(2)                                     The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on September 30, 2014, in the case of uncalled commitments.

(3)                                     The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners’ investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

The tables below present information as of September 30, 2014 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since September 30, 2014 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments					Multiple of
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized	Total Value	Gross IRR*	Net IRR*	Invested Capital**
($ in millions)
Total Investments
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,736.6	40.8	8,777.4	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	11,332.0	2,263.6	13,595.6	22.4%	16.3%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8	5,475.2	2,652.8	8,128.0	5.8%	4.2%	1.4
2006 Fund (2006)	17,642.2	17,089.1	13,634.2	15,204.7	28,838.9	11.2%	8.4%	1.7
Asian Fund (2007)	3,983.3	3,843.5	4,054.6	3,636.5	7,691.1	20.1%	14.5%	2.0
European Fund III (2008) (2)	6,204.8	5,580.5	2,232.9	6,450.4	8,683.3	17.4%	11.1%	1.6
E2 Investors (Annex Fund) (2009) (2)	209.0	195.8	144.4	279.2	423.6	23.7%	20.0%	2.2
China Growth Fund (2010)	1,010.0	502.5	42.4	549.0	591.4	8.1%	1.2%	1.2
Natural Resources Fund (2010)	891.6	693.1	95.1	433.1	528.2	-14.8%	-17.6%	0.8
Infrastructure Fund (2011)	1,041.1	768.2	69.6	814.0	883.6	9.2%	7.8%	1.2
North America Fund XI (2012) (3)	8,718.4	4,224.2	185.5	5,036.2	5,221.7	N/A	N/A	N/A
Asian Fund II (2013) (3)	5,825.0	1,775.0	—	2,104.7	2,104.7	N/A	N/A	N/A
Real Estate Partners Americas (2013) (3)	1,289.1	453.5	180.1	443.1	623.2	N/A	N/A	N/A
Energy Income and Growth Fund (2013) (3)	1,974.2	360.1	32.4	359.0	391.4	N/A	N/A	N/A
Subtotal - Included Funds	63,624.9	50,321.7	46,215.0	40,267.1	86,482.1	15.4%	11.2%	1.7

All Funds	$80,099.4	$66,796.2	$96,484.3	$40,267.1	$136,751.4	25.7%	19.0%	2.0

Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,736.6	40.8	8,777.4	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	4,518.2	10,923.2	1,329.7	12,252.9	33.4%	25.8%	2.7
European Fund II (2005) (2)	5,750.8	4,639.3	5,475.2	2,566.7	8,041.9	9.3%	8.1%	1.7
2006 Fund (2006)	17,642.2	5,164.4	12,780.7	3,450.0	16,230.7	26.0%	23.5%	3.1
Asian Fund (2007)	3,983.3	1,525.8	3,976.6	484.3	4,460.9	30.6%	26.8%	2.9
European Fund III (2008) (2)	6,204.8	1,675.5	2,145.1	868.2	3,013.3	16.9%	14.3%	1.8
E2 Investors (Annex Fund) (2009) (2)	209.0	55.4	144.4	24.5	168.9	28.1%	27.6%	3.0
China Growth Fund (2010)	1,010.0	17.5	28.5	—	28.5	33.5%	33.5%	1.6
Natural Resources Fund (2010)	891.6	627.2	90.1	386.4	476.5	-14.8%	-14.8%	0.8
Infrastructure Fund (2011)	1,041.1	28.1	26.5	46.3	72.8	67.0%	67.0%	2.6
North America Fund XI (2012) (4)	8,718.4	—	—	—	—	—	—	—
Asian Fund II (2013) (4)	5,825.0	—	—	—	—	—	—	—
Real Estate Partners Americas (2013) (4)	1,289.1	—	—	—	—	—	—	—
Energy Income and Growth Fund (2013) (4)	1,974.2	—	—	—	—	—	—	—
Subtotal - Included Funds	63,624.9	21,336.8	44,326.9	9,196.9	53,523.8	23.9%	20.1%	2.5

All Realized/Partially Realized Investments	$80,099.4	$37,811.3	$94,596.2	$9,196.9	$103,793.1	26.0%	21.2%	2.7

(1)                                     These funds were not contributed to KKR as part of the KPE Transaction.

(2)                                     The capital commitments of the European Fund, European Fund II, European Fund III and E2 Investors (Annex Fund) include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million and €55.5 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2014 in the case of unfunded commitments.

(3)                                     The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to September 30, 2014. None of the North America Fund XI, Asian Fund II, Real Estate Partners Americas or Energy Income and Growth Fund have invested for at least 36 months as of September 30, 2014. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)                                     Investments are considered partially realized when realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. None of the North America Fund XI, Asian Fund II, Real Estate Partners Americas or Energy Income and Growth Fund have realized a material portion of invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS and alternative investments funds or AFIs, which invest capital in (i) leveraged credit strategies, such as leveraged loans and high yield bonds and (ii) alternative credit strategies such as mezzanine investments, special situations investments, direct lending investments and long/short credit. Our Public Markets segment also includes our hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and acquiring stakes in or seeding hedge fund managers. The funds in our credit and hedge funds strategies are managed by KKR Credit Advisors (US) LLC (formerly known as KKR Asset Management LLC) and Prisma Capital Partners LP, both of which are SEC-registered investment advisers, and KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland. KKR Credit Advisors (Ireland) (formerly known as Avoca Capital) was acquired on February 19, 2014.

In our hedge funds stakes and seeding business, we have a 24.9% interest in Nephila Capital, an investment manager focused on investing in natural catastrophe and weather risk, and a 24.9% interest in BlackGold Capital Management, a credit-oriented hedge fund specializing in energy and hard asset investments, which we acquired on July 14, 2014.

We generally review our performance in our credit business by investment strategy. Our leveraged credit strategies invest in leveraged loans and high yield bonds, or a combination of both. In certain cases these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to September 30, 2014. Past performance is no guarantee of future results.

($ in millions)	Inception Date	AUM	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield (2)	Jul 2008	$3,460	9.88%	9.19%	65% S&P/ LSTA, 35% BoAML HY Master II Index (3)	7.39%
Opportunistic Credit	May 2008	1,390	15.62%	13.38%	BoAML HY Master II Index (4)	9.36%
Bank Loans (2)	Apr 2011	2,320	5.92%	5.29%	S&P/ LSTA Loan Index (5)	4.55%
High Yield (2)	Apr 2011	1,080	8.52%	7.93%	BoAML HY Master II Index (6)	7.60%
Bank Loans Conservative	Apr 2011	940	5.03%	4.41%	S&P/ LSTA BB-B Loan Index (7)	4.42%
European Securitised Loans (8)	Mar 2004	770	4.87%	4.06%	S&P European Leveraged Loan Index (9)	4.50%
European Leveraged Loans (8)	Sep 2009	1,210	6.38%	5.85%	CS Inst West European Leveraged Loan Index (10)	5.35%

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

(8)                                  The AUM amounts reflected have been converted to U.S. dollars based on the exchange rate prevailing on September 30, 2014. The returns presented are calculated based on local currency.

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

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds. The following table presents information regarding our Public Markets alternative credit vehicles where investors are subject to capital commitments from inception to September 30, 2014. Our other alternative credit strategies have begun investing more recently and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

		Amount		Fair Value of Investments					Multiple
Public Markets Investment Funds	Inception Date	Commitment	Investment	Realized Value	Unrealized Value	Total Value	Gross IRR*	Net IRR*	of Invested Capital**
($ in Millions)

Special Situations Fund	Dec-12	$1,990.4	$1,648.2	$25.9	$1,900.7	$1,926.6	27.2%	17.3%	1.2
Mezzanine Partners	Mar-10	987.0	718.4	235.3	726.8	962.1	18.2%	11.1%	1.3
Lending Partners	Dec-11	417.5	333.7	62.2	355.9	418.1	14.1%	11.4%	1.3

All Funds		$3,394.9	$2,700.3	$323.4	$2,983.4	$3,306.8			1.2

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

For the period beginning in June 2004 through September 30, 2014, our hedge fund-of-funds low volatility strategy, which consists of the majority of our hedge fund-of-funds AUM and FPAUM, generated a gross annualized return of 6.3%. As of September 30, 2014, our hedge fund-of-funds accounted for $10.7 billion of AUM.

The table below presents information as of September 30, 2014 relating to our Public Markets vehicles:

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital

Leveraged Credit:
Leveraged Credit SMAs/Funds	$8,439	$8,185	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	8,778	8,778	0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	17,217	16,963

Alternative Credit (3)	6,092	5,281	0.75%-1.50% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (2)
Hedge Fund Solutions	10,676	10,668	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
Corporate Capital Trust (5)	2,732	2,732	1.00%	10.00%	7.00%	7 years (5)
Other	265	121	0.50%-1.50%	Various	Various	Various

Total	$36,982	$35,765

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

Our capital markets business supports our firm, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When we underwrite an offering of securities or a loan on a firm commitment basis, we commit to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When we act in an agency capacity, we generate revenue for arranging financing or placing securities or debt with capital markets investors. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and we are also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners, and non-bank financial companies, or NBFCs, in India.

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North and South America, Europe, Asia-Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the success of the investments we make as well as our ability to exit these investments profitably and to make new investments.  Periods of heightened market volatility as well as uneven growth in emerging and developed economies can impact asset prices, cost of capital, growth and inflation expectations. U.S. GDP grew in the second and third quarters; however, the recovery has generally been uneven following a decline in GDP in the first quarter. Furthermore, while unemployment has declined, the unemployment rate remains elevated and business spending has been cautious.  The European economic recovery has slowed, as growth remains at a muted pace, and unemployment, particularly in Spain, Italy and Greece, remains high.  Economic sanctions on Russia, pertaining to heightened tensions between Russia and the Ukraine, may have also played a factor. A further slowdown in emerging markets growth, particularly in China, could negatively impact European exports.  Although evolving, the monetary policy of the European Central Bank has also been relatively less aggressive than that of the U.S. Federal Reserve or Bank of Japan, and European banks continue to be reluctant to lend to certain areas of the private sector. Fiscal restraint, deficit reductions, and central bank support have alleviated some of the stresses and borrowing costs have receded. Ongoing austerity and deleveraging in the developed world are likely to persist in the near term, but at a slower pace. Importantly, periods of deleveraging tend to be accompanied by increased volatility in the global capital markets, which may pose downside risk to the economic outlook and portfolio company performance. Growth in Asian economies is mixed, while the rate of real gross domestic product growth in China remains lower compared to the pace of growth in prior years.  The reform agenda of the new Chinese leadership and regulatory and structural adjustments could further impair growth in China. The Chinese government may now be more willing to allow for more managed defaults and larger investor losses as credit issues become more commonplace.  As China accounts for a significant part of global growth, a slowing China also impacts the growth trajectories of other developing and emerging economies that are directly and indirectly tied to China’s economic cycle.  Importantly, throughout the emerging markets as a whole, inflation, currency, fiscal, commodity, and importantly, political risks could materially affect the performance of our portfolio companies in these markets.  The financial performance of our portfolio companies in the Chinese financial industry would be adversely affected by an increase in defaults, and overall slower growth in Asia would adversely affect the performance outlook generally of our portfolio companies doing business in the region.

In addition, foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar, and rising U.S. interest rates may negatively impact certain foreign currencies that depend upon foreign capital flows. For a discussion of exchange rate risks, see “Quantitative and Qualitative Disclosure about Market Risk — Exchange Rate Risk” in our Annual Report on Form 10K for the fiscal year ended December 31, 2013 and subsequent quarterly reports. During the third quarter 2014, the U.S. dollar strengthened relative to the euro, which could reduce demand for exports from our U.S.-based portfolio companies. The U.S. Federal Reserve has also announced a monetary policy that keeps the target federal funds low relative to historical periods based on the views of the Federal Open Market Committee of economic conditions. Uncertainty surrounding interest rate policy as well as the pace and timing of the normalization of the Federal Reserve’s balance sheet could cause interest rates to rise which could adversely affect our investments.  Furthermore, higher interest rates and weaker currencies in some emerging market economies may increase country default risk.  Within credit markets, spreads have widened while issuances have reached record levels in the first three quarters of 2014. If interest rates rise , or growth remains weak, default risk will rise. Moreover, while we maintained an active investment pace in our Private Markets business with $2.4 billion of equity invested in the quarter ended September 30, 2014, levels of transaction activity are generally volatile. Reduced levels of transaction activity tend to result in a reduced amount of transaction fees and potential future investment gains.  In recent quarters M&A activity appears to have increased, and we have continued to experience an increased level of realization activity in our private equity portfolio.  Since September 30, 2014, we have closed the strategic sales of Versatel GmbH (telecom sector) and WILD Flavors GmbH (consumer products sector).  Pending transactions, the consummation of which are subject to closing conditions, include, as of October 31, 2014: Biomet, Inc. (healthcare sector), U.S. Foods (retail sector),  Alliance Boots GmbH (healthcare sector) and TASC, Inc. (technology sector) Such sales, however, are episodic and reduced levels of sale activity in future quarters would reduce transaction fees, realized carry and distributions.

In addition to economic conditions, global equity markets also have a substantial effect on our financial condition and results of operations, as equity prices, which have been and may continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value of our investments that do not have readily observable market prices. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent secondary equity offerings by companies already public, impacts our ability to realize investment gains. Subsequent to September 30, 2014, we have not completed any IPOs or secondary sales as of October 31, 2014.

Global equity markets were mixed in the quarter ended September 30, 2014, with the S&P 500 Index up 1.1% and the MSCI World Index down 2.1%. Equity market volatility rose during the quarter as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, which began the quarter at 11.57 and ended at 16.31 on September 30, 2014, for an increase of 41.0%. Although performance was relatively stable during the third quarter, heightened volatility in the equity markets led to a 5.6% decline in the total return of the S&P 500 during the first 15 days of October 2014. The below investment grade credit markets depreciated, with the S&P/LSTA Leveraged Loan Index down 0.5% and the BoAML HY Master II Index down 1.9% during the quarter ended September30, 2014, respectively.

Conditions in global credit markets described above also have a substantial effect on our financial condition and results of operations. We rely on the ability of our funds to obtain committed debt financing on favorable terms in order to complete new private equity and other transactions. Similarly, our portfolio companies regularly require access to the global credit markets in order to obtain financing for their operations and to refinance or extend the maturities of their outstanding indebtedness. To the extent that conditions in the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance and valuations of those portfolio companies and, therefore, our investment returns on our funds. In addition, during economic downturns or periods of slow economic growth, the inability to refinance or extend the maturities of portfolio company debt (and thereby extend our investment holding period) may hinder our ability to realize investment gains from these portfolio companies when economic conditions improve. Credit markets can also impact valuations. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those investments that had a readily observable market price. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

Our Public Markets segment manages a number of funds and other accounts and has investments in hedge funds that directly or indirectly invest capital in a variety of credit and equity strategies, including leveraged loans, high yield bonds and mezzanine debt. As a result, conditions in global credit and equity markets as described above have a direct impact on both the performance of these investments as well as the ability to make additional investments on favorable terms in the future.

In addition, our Capital Markets and Other segment generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities and credit facilities, with the size of fees generally correlated to overall transaction sizes. As a result, the conditions in global equity and credit markets as described above, as well as transaction activity in our Private Markets segment and to a lesser extent, Public Markets segment, impact both the frequency and size of fees generated by this segment.

Finally, conditions in commodity markets impact the performance of our portfolio companies and other investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. However, the results of operations and valuations of certain of our other portfolio companies, for example those involved in the development of oil and natural gas properties, may benefit from an increase or suffer from a decline in commodity prices. In particular, our Private Markets portfolio contains several real asset investments whose values are influenced by the price of natural gas and oil. While both natural gas and oil prices fell during the quarter ended September 30, 2014, near-term pricing was more impacted by market movements than long-term pricing.  As valuations of these real asset investments generally increase or decrease with the increase or decrease, respectively, of such long term commodities prices as well as individual company performance and the volatility of commodities prices may be muted by hedging transactions, the decline in value of these assets has been modest quarter over quarter. Furthermore, as we make additional investments in oil and gas companies and assets, the value of our portfolio may become increasingly sensitive to oil and gas prices.

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

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds and CLOs, are consolidated notwithstanding the fact that we may hold only a minority economic interest in those entities. In particular, in the majority of our consolidated funds and other investment vehicles, we hold a general partner interest that gives us substantive controlling rights over such funds and vehicles. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of September 30, 2014, our AUM in our Private Markets segment included 20 consolidated investment funds and 19 unconsolidated co-investment vehicles. Our AUM in our Public Markets segment included 15 consolidated investment vehicles, including CLOs, and 69 unconsolidated vehicles.

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

Key Financial Measures Under GAAP

Fees

Fees consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, CLOs,other vehicles and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, (iv) revenue earned by oil and gas-producing entities that are consolidated and (v) consulting fees earned by entities that employ non-employee operating consultants. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

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

Interest Expense

Interest expense is incurred from debt issued by KKR, including debt issued by KFN which was consolidated upon completion of the acquisition of KFN, credit facilities entered into by KKR, debt securities issued by consolidated CLOs and financing arrangements at our consolidated funds entered into primarily with the objective of managing cash flow. KFN’s debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated funds are generally limited to our pro-rata equity interest in such funds.  Our management companies bear no obligations with respect to financing arrangements at our consolidated funds. We also capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See “—Liquidity”.

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

Economic Net Income (Loss) (“ENI”)

Economic net income (loss) is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR’s businesses inclusive of carried interest and related carry pool allocations and investment income. ENI is comprised of total segment revenues less total segment expenses and certain economic interests in KKR’s segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of non-cash equity-based charges and other non-cash compensation charges borne by KKR Holdings or incurred under the Equity Incentive Plan and other securities that are exchangeable for common units of KKR & Co. L.P.; (v) the exclusion of certain non-recurring items; (vi) the exclusion of investment income (loss) relating to noncontrolling interests; and (vii) the exclusion of income taxes.

Assets Under Management (“AUM”)

Assets under management represent the assets from which KKR is entitled to receive fees or a carried interest and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR’s capital raising activities and the overall activity in its investment funds. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR’s investment funds plus uncalled capital commitments from these funds; (ii) the fair value of investments in KKR’s co-investment vehicles; (iii) the net asset value of certain of KKR’s fixed income products; (iv) the value of outstanding CLOs (excluding CLOs wholly-owned by KKR); and (v) the fair value of other assets managed by KKR. AUM excludes those assets managed by entities where KKR does not hold more than a 50% ownership interest.  KKR’s definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.

Fee Paying AUM (“FPAUM”)

Fee paying AUM represents only those assets under management from which KKR receives management fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR’s capital raising activities and the overall activity in its investment funds or CLOs, for only those funds or CLOs where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital). FPAUM is the sum of all of the individual fee bases that are used to calculate KKR’s fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Equity Invested

Equity invested is the aggregate amount of equity capital that has been invested by KKR’s investment funds and carry-yielding co-investment vehicles and is used as a measure of investment activity for KKR and its business segments during a given period. We believe this measure is useful to unitholders as it provides additional insight into KKR’s investments among its investment funds and carry-yielding co-investment vehicles and replaces committed dollars invested. Such amounts include: (i) capital invested by fund investors and co-investors with respect to which KKR is entitled to a carried interest and (ii) capital invested by KKR’s investment funds, including investments made using investment financing arrangements.

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

Syndicated Capital

Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in equity invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR’s Capital Markets and Other segment and across its investment platform.

Uncalled Commitments

Uncalled commitments are used as a measure of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments. We believe this measure is useful to unitholders as it provides additional insight into the amount of capital that is available to KKR’s investment funds to make future investments. Uncalled commitments are not reduced for investments completed using fund-level investment financing arrangements.

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

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2014 and 2013. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Revenues
Fees	$344,768	$220,028	$897,064	$537,644

Expenses
Compensation and Benefits	320,423	329,182	1,010,191	860,905
Occupancy and Related Charges	15,501	17,637	46,968	46,036
General, Administrative and Other	168,486	108,676	505,747	279,906
Total Expenses	504,410	455,495	1,562,906	1,186,847

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	298,259	2,230,401	4,242,289	4,598,755
Dividend Income	599,020	121,059	968,626	370,014
Interest Income	260,292	114,861	638,124	352,250
Interest Expense	(96,618)	(25,056)	(197,346)	(72,693)
Total Investment Income (Loss)	1,060,953	2,441,265	5,651,693	5,248,326

Income (Loss) Before Taxes	901,311	2,205,798	4,985,851	4,599,123

Income Taxes	29,267	7,644	57,145	25,525

Net Income (Loss)	872,044	2,198,154	4,928,706	4,573,598
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(2,462)	9,169	1,366	25,992
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	784,568	1,984,245	4,449,146	4,134,293

Net Income (Loss) Attributable to KKR & Co. L.P.	$89,938	$204,740	$478,194	$413,313

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Fees

Fees were $344.8 million for the three months ended September 30, 2014, an increase of $124.8 million, compared to fees of $220.0 million for the three months ended September 30, 2013. The net increase was primarily due to an increase in revenues earned by consolidated oil and gas producing entities of $59.8 million and an increase in transaction fees of $48.2 million. The increase in revenue earned by consolidated oil and gas producing entities was primarily the result of the acquisition of KFN, which owned oil and gas producing entities, completed on April 30, 2014, and to a lesser extent, growth in the activities of our other consolidated oil and gas producing entities.  The increase in transaction fees was primarily driven by (i) an increase in the number of fee-generating transactions completed and an increase in the average fee earned as compared to the prior period in our Private Markets segment and (ii) an increase in our capital markets business reflecting larger transaction sizes when compared to the prior period, including a fee received from the syndication of equity in First Data Corporation (financial services sector) of approximately $43 million.  During the three months ended September 30, 2014, in our Private Markets segment there were 12 transaction fee-generating investments with a total combined transaction value of approximately $4.0 billion compared to 10 transaction fee-generating investments with a total combined transaction value of approximately $7.1 billion during the three months ended September 30, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.  For the three months ended September 30, 2014, management fees increased approximately $7.1 million due to the acquisition of Avoca on February 19, 2014, and new capital raised partially offset by the acquisition of KFN on April 30, 2014 which resulted in a reduction in fees since management fees paid by KFN after that date are eliminated in consolidation.

Expenses

Expenses were $504.4 million for the three months ended September 30, 2014, an increase of $48.9 million, compared to $455.5 million for the three months ended September 30, 2013. The increase was primarily due to an increase in general, administrative and other expenses of $59.8 million, partially offset by a decrease in compensation and benefits of $8.8 million.  The increase in general, administrative and other expenses is primarily due to (i) an increase in expenses incurred by consolidated oil and gas producing entities reflecting the acquisition of KFN, which owned oil and gas producing entities, completed on April 30, 2014, and to a lesser extent, growth in the activities of our other consolidated oil and gas producing entities, (ii) increased expenses attributable to Avoca which we acquired in February 2014 and (iii) expenses incurred by consolidated CLOs that were consolidated subsequent to the acquisitions of Avoca and KFN, which were completed on February 19, 2014 and April 30, 2014, respectively.  The decrease in compensation and benefits was due primarily to the net effect of (i) lower carry pool allocations as a result of the recognition of a lower level of carried interest during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, partially offset by (ii) higher equity-based compensation relating primarily to additional equity grants under the Equity Incentive Plan during the three months ended September 30, 2014 and compared to the comparable period in 2013, partially offset by lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition and (iii) higher cash compensation reflecting increased headcount and an increase in fees as compared to the prior period.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $0.3 billion for the three months ended September 30, 2014, a decrease of $1.9 billion compared to $2.2 billion for the three months ended September 30, 2013. The following is a summary of net gains (losses) from investment activities:

	Three Months Ended
	September 30,
	2014	2013
	($ in thousands)
Private Equity Investments	$229,005	$2,319,468
Other Net Gains (Losses) from Investment Activities	69,254	(89,067)
Net Gains (Losses) from Investment Activities	$298,259	$2,230,401

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

	Three Months Ended
	September 30,
	2014	2013
	($ in thousands)
Realized Gains	$918,902	$768,698
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(981,943)	(653,912)
Realized Losses	(985)	(75,766)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	985	75,766
Unrealized Gains from Changes in Fair Value	1,956,009	2,333,295
Unrealized Losses from Changes in Fair Value	(1,663,963)	(128,613)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$229,005	$2,319,468

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

A significant driver of net gains (losses) from investment activities for the three months ended September 30, 2014 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were primarily driven by net unrealized gains of $0.4 billion, $0.3 billion and $0.3 billion in our European Fund III, North America Fund XI and Asian Fund, respectively, partially offset by $0.4 billion of net unrealized losses at our European Fund II.  Approximately 2.7% of the net change in value for the three months ended September 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on Qingdao Haier (CH: 600690), HCA, Inc. (NYSE: HCA) and Far East Horizon Ltd. (HK: 3360). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A. (FP: TKTT), Pets at Home Ltd. (LSE: PETS) and RigNet (NASDAQ: RNET). Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Versatel GmbH, WILD Flavors GmbH and PRA International (healthcare sector). The unrealized gains in our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions (technology sector), Alliance Boots GmbH and Academy Sports and Outdoors (retail sector). The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Versatel GmbH and WILD Flavors GmbH, an increase that primarily reflected the valuation of agreements to sell these investments that were completed in October 2014.  The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook, and in the case of Alliance Boots GmbH, a decrease that primarily reflects the unfavorable impact of foreign exchange movements during the quarter.

The most significant driver of net gains (losses) from investment activities for the three months ended September 30, 2013 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.6 billion, $0.5 billion and $0.4 billion in our 2006 Fund, European Fund II and European Fund III, respectively. Approximately 54% of the net change in value for the three months ended September 30, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in ProSiebenSat.1 Media AG (XETRA: PSM), HCA, Inc. and NXP Semiconductors N.V. (NASDAQ: NXPI), partially offset by decreases relating to Magma Fincorp Ltd. (NSE: MAGMA). Our privately-held investments contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Avincis Group (transportation sector). The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd. (industrial sector), MMI Holdings Limited (technology sector) and Dalmia Cement (industrial sector). The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to an increase in the value of market comparables and individual company performance and to a lesser extent changes in foreign exchange. The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

Dividend income was $599.0 million for the three months ended September 30, 2014, an increase of $477.9 million, compared to dividend income of $121.1 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, we received dividends of $178.4 million from Visma (technology sector), $171.6 million from Capsugel (healthcare sector), $87.7 million from WMF (consumer product sector) and an aggregate of $161.3 million of dividends from other investments. During the three months ended September 30, 2013, we received $104.1 million from Visma and an aggregate of $17.0 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

Interest income was $260.3 million for the three months ended September 30, 2014, an increase of $145.4 million, compared to $114.9 million for the three months ended September 30, 2013. The increase was primarily due to the consolidation of the debt instruments held by KFN including CLOs, subsequent to the acquisition of KFN during the 2014 period as well as a net increase in the level of credit instruments in our Public Markets investment vehicles, including CLOs acquired in the Avoca acquisition in 2014.

Interest Expense

Interest expense was $96.6 million for the three months ended September 30, 2014, an increase of $71.5 million, compared to $25.1 million for the three months ended September 30, 2013. The increase was primarily due to (i) interest expense associated with consolidated CLOs acquired in the Avoca and KFN acquisitions which were completed on February 19, 2014 and April 30, 2014, respectively, (ii) interest expense associated with senior and subordinated debt at KFN and (iii) interest expense on our 2044 Senior Notes issued on May 29, 2014.

Income (Loss) Before Taxes

Due to the factors described above, principally a decrease in net gains from investment activities and an increase in expenses, partially offset by an increase in fees, income before taxes was $0.9 billion for the three months ended September 30, 2014, a decrease of $1.3 billion, compared to income before taxes of $2.2 billion for the three months ended September 30, 2013.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

Net income attributable to noncontrolling interests and appropriated capital was $0.8 billion for the three months ended September 30, 2014, a decrease of $1.2 billion, compared to $2.0 billion for the three months ended September 30, 2013. The decrease was primarily driven by the overall decreases in investment income as described above.

Net Income (Loss) Attributable to KKR & Co. L.P.

Net income attributable to KKR & Co. L.P. was $89.9 million for the three months ended September 30, 2014, a decrease of $114.8 million, compared to $204.7 million for the three months ended September 30, 2013. The decrease was primarily attributable to the decrease in investment income and the increase in expenses, partially offset by the increase in fees as described above as well as an increase in KKR & Co. L.P.’s weighted average ownership percentage in the KKR Group Partnerships from 41% for the three months ended September 30, 2013 to 52% for the three months ended September 30, 2014.  This increase in ownership percentage was principally the result of the issuance of KKR common units in connection with the acquisition of KFN.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Fees

Fees were $897.1 million for the nine months ended September 30, 2014, an increase of $359.5 million, compared to fees of $537.6 million for the nine months ended September 30, 2013. The net increase was primarily due to an increase in transaction fees of $178.5 million, an increase in revenues earned by consolidated oil and gas producing entities of $133.8 million and an increase in management fees of $31.4 million. The increase in transaction fees was primarily driven by (i) an increase in the size and number of fee-generating investments completed during the nine months ended September 30, 2014 in our Private Markets segment and (ii) an increase in our capital markets business reflecting larger transaction sizes when compared to the prior period, including a fee received from the syndication of equity in First Data Corporation of approximately $43 million. During the nine months ended September 30, 2014, in our Private Markets segment there were 28 transaction fee-generating investments with a total combined transaction value of approximately $14.5 billion compared to 22 transaction fee-generating investments with a total combined transaction value of approximately $10.4 billion during the nine months ended September 30, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in revenue earned by consolidated oil and gas producing entities was primarily the result of the acquisition of KFN, which owned oil and gas producing entities, completed on April 30, 2014, and to a lesser extent, growth in the activities of our other consolidated oil and gas producing entities.  The increase in management fees was primarily the result of the acquisition of Avoca in 2014 and to a lesser extent new capital raised primarily in our Public Markets segment, partially offset by a decrease in management fees received from KFN as a result of our acquisition on April 30, 2014, as management fees from KFN after that date are now eliminated in consolidation.

Expenses

Expenses were $1,562.9 million for the nine months ended September 30, 2014, an increase of $376.1 million, compared to $1,186.8 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in general, administrative and other expenses of $225.8 million and an increase in compensation and benefits of $149.3 million. The increase in general, administrative and other expenses is primarily due to (i) the activities of our consolidated oil and gas producing entities which were not consolidated prior to the third quarter of 2013 as well as the acquisition of oil and gas producing entities in the acquisition of KFN, which owned oil and gas producing entities, completed on April 30, 2014, (ii) increased expenses attributable to Avoca which we acquired in February 2014, (iii) expenses incurred by consolidated CLOs that were consolidated subsequent to the acquisitions of Avoca and KFN, which were completed on February 19, 2014 and April 30, 2014, respectively and (iv) an increase in amounts accrued for litigation. The increase in compensation and benefits is due primarily to (i) higher carry pool allocations as a result of the recognition of a higher level of carried interest during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 and (ii) an increase in cash compensation reflecting a higher level of fees as well as increased headcount.

Net Gains (Losses) from Investment Activities

Net gains from investment activities were $4.2 billion for the nine months ended September 30, 2014, a decrease of $0.4 billion compared to $4.6 billion for the nine months ended September 30, 2013. The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended
	September 30,
	2014	2013
	($ in thousands)
Private Equity Investments	$3,800,091	$4,320,161
Other Net Gains (Losses) from Investment Activities	442,198	278,594
Net Gains (Losses) from Investment Activities	$4,242,289	$4,598,755

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

	Nine Months Ended
	September 30,
	2014	2013
	($ in thousands)
Realized Gains	$5,155,342	$3,228,837
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(5,215,562)	(2,919,827)
Realized Losses	(696,303)	(1,048,778)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	696,303	1,058,710
Unrealized Gains from Changes in Fair Value	6,709,837	5,648,998
Unrealized Losses from Changes in Fair Value	(2,849,526)	(1,647,779)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$3,800,091	$4,320,161

(a)                                 Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)                                 Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

A significant driver of net gains (losses) from investment activities for the nine months ended September 30, 2014 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were primarily driven by net unrealized gains of $1.4 billion, $1.3 billion and $0.9 billion in our European Fund III, 2006 Fund and Asian Fund, respectively. Approximately 13.5% of the net change in value for the nine months ended September 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on HCA, Inc., NXP Semiconductors N.V. and Yageo Corporation (TW: 2327). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A. and Pets at Home Ltd. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, WILD Flavors GmbH and Biomet, Inc. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions, Samson Resources (energy sector) and Laureate Education, Inc. (education sector). The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of WILD Flavors GmbH and Biomet, Inc., an increase that primarily reflected the valuation of agreements to sell these investments, with the sale of WILD Flavors GmbH completed in October 2014, and (iii) in the case of Alliance Boots GmbH, primarily due to a previously announced transaction and to a lesser extent an increase in the value of a publicly traded stock that is expected to be delivered pursuant to this previously announced transaction.   The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant driver of net gains (losses) from investment activities for the nine months ended September 30, 2013 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $1.7 billion, $0.7 billion and $0.7 billion in our 2006 Fund, European Fund II and Millennium Fund, respectively. Approximately 47% of the net change in value for the nine months ended September 30, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V., partially offset by decreases relating to Far East Horizon Ltd. and Bharti Infratel Ltd. (BOM: 534816). Our privately-held investments contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence Ltd. (services sector). The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S. (transportation sector), A.T.U Auto-Teile-Unger (retail sector) and MMI Holdings Limited. The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

Dividend income was $968.6 million for the nine months ended September 30, 2014, an increase of $598.6 million, compared to dividend income of $370.0 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we received dividends of $178.4 million from Visma, $171.6 million from Capsugel, $162.1 million from Capital Safety Group (industrial sector) and an aggregate of $456.5 million of dividends from other investments. During the nine months ended September 30, 2013, we received dividends of $139.7 million from Pets at Home Ltd., $104.1 million from Visma, $52.0 million from Santander Consumer USA (financial services sector) and an aggregate of $74.2 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

Interest income was $638.1 million for the nine months ended September 30, 2014, an increase of $285.8 million, compared to $352.3 million for the nine months ended September 30, 2013. The increase was primarily due to the consolidation of debt instruments held by KFN including CLOs, subsequent to the acquisition of KFN as well as a net increase in the level of credit instruments in our Public Markets investment vehicles, including CLOs acquired in the Avoca acquisition.

Interest Expense

Interest expense was $197.3 million for the nine months ended September 30, 2014, an increase of $124.6 million, compared to $72.7 million for the nine months ended September 30, 2013. The increase was primarily due to (i) interest expense associated with consolidated CLOs acquired in the Avoca and KFN acquisitions which were completed on February 19, 2014 and April 30, 2014, respectively, (ii) interest expense associated with senior and subordinated debt at KFN and (iii) interest expense on our 2044 Senior Notes issued on May 29, 2014.

Income (Loss) Before Taxes

Due to the factors described above, principally an increase in investment income and an increase in fees, partially offset by an increase in expenses, income before taxes was $5.0 billion for the nine months ended September 30, 2014, an increase of $0.4 billion, compared to income before taxes of $4.6 billion for the nine months ended September 30, 2013.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

Net income attributable to noncontrolling interests and appropriated capital was $4.4 billion for the nine months ended September 30, 2014, an increase of $0.3 billion, compared to $4.1 billion for the nine months ended September 30, 2013. The increase was primarily driven by the overall increases in investment income as described above.

Net Income (Loss) Attributable to KKR & Co. L.P.

Net income attributable to KKR & Co. L.P. was $478.2 million for the nine months ended September 30, 2014, an increase of $64.9 million, compared to $413.3 million for the nine months ended September 30, 2013. The increase was primarily attributable to an increase in income before taxes as described above as well as an increase in KKR & Co. L.P.’s ownership percentage in the KKR Group Partnerships from 39% for the nine months ended September 30, 2013 to 48% for the nine months ended September 30, 2014.  This increase in ownership percentage was principally the result of the issuance of KKR common units in connection with the acquisition of KFN.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three and nine months ended September 30, 2014 and 2013. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Results” and the condensed consolidated financial statements and related notes included elsewhere in this report.

In connection with KKR’s acquisition of KFN on April 30, 2014, and the related increase in the amount of assets held by KKR, KKR’s management reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of each of KKR’s operating segments. As a result, since June 30, 2014, KKR has modified the presentation of its segment financial information.

Certain of the more significant changes between KKR’s current segment presentation and its previously reported segment presentation reported prior to June 30, 2014, are as follows:

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

•                  The Capital Markets and Principal Activities segment has been renamed Capital Markets and Other.

In connection with these modifications, segment information for the three and nine months ended September 30, 2013 has been presented in this Quarterly Report on Form 10-Q to conform to KKR’s current segment presentation.  Consequently, this information will not be consistent with historical segment financial results previously reported.  While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$107,443	$119,410	$342,024	$340,715
Monitoring Fees	30,449	33,010	96,422	93,985
Transaction Fees	67,772	54,968	206,132	96,611
Fee Credits	(58,810)	(46,597)	(182,626)	(97,153)
Total Management, Monitoring and Transaction Fees, Net	146,854	160,791	461,952	434,158

Performance Income
Realized Carried Interest	236,126	81,532	960,414	439,527
Incentive Fees	—	—	—	—
Unrealized Carried Interest	53,776	256,215	35,988	340,254
Total Performance Income	289,902	337,747	996,402	779,781

Investment Income (Loss)
Net Realized Gains (Losses)	165,047	104,061	549,137	401,750
Net Unrealized Gains (Losses)	8,293	194,270	(43,763)	210,154
Total Realized and Unrealized	173,340	298,331	505,374	611,904
Net Interest and Dividends	21,463	(8,344)	41,415	(18,410)
Total Investment Income (Loss)	194,803	289,987	546,789	593,494

Total Segment Revenues	631,559	788,525	2,005,143	1,807,433

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	59,991	65,400	183,411	164,917
Realized Allocation to Carry Pool	94,451	32,613	384,166	175,811
Unrealized Allocation to Carry Pool	21,729	107,290	16,742	147,656
Total Compensation and Benefits	176,171	205,303	584,319	488,384
Occupancy and related charges	11,460	13,367	34,784	35,935
Other operating expenses	44,619	37,586	124,267	105,516
Total Segment Expenses	232,250	256,256	743,370	629,835

Income (Loss) attributable to noncontrolling interests	342	433	1,192	1,242

Economic Net Income (Loss)	$398,967	$531,836	$1,260,581	$1,176,356

Assets Under Management	$59,168,300	$59,678,300	$59,168,300	$59,678,300
Fee Paying Assets Under Management	$45,591,600	$49,889,500	$45,591,600	$49,889,500
Equity Invested	$2,389,200	$1,805,800	$6,395,400	$3,718,300
Uncalled Commitments	$14,907,300	$21,103,800	$14,907,300	$21,103,800

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net were $146.9 million for the three months ended September 30, 2014, a decrease of $13.9 million, compared to management, monitoring and transaction fees, net of $160.8 million for the three months ended September 30, 2013. The net decrease was primarily due to a decrease in management fees of $12.0 million and an increase in fee credits of $12.2 million, which were partially offset by an increase in transaction fees of $12.8 million.  The decrease in management fees is primarily attributable to a reduction in the fee base of European Fund III as a result of the fund entering its post-investment period during which it earns management fees based on invested capital rather than committed capital and at a lower rate, partially offset by management fees earned from new capital raised in new funds including Energy Income and Growth Fund and Real Estate Partners Americas. The increase in transaction fees was attributable to an increase in the number of transactions completed and an increase in average fee earned as compared to the prior period. During the three months ended September 30, 2014, there were 12 transaction fee-generating investments with a total combined transaction value of approximately $4.0 billion compared to 10 transaction fee-generating investments with a total combined transaction value of approximately $7.1 billion during the three months ended September 30, 2013.  Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in fee credits is primarily attributable to the increase in transaction fees, as described above.  See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

Performance income was $289.9 million for the three months ended September 30, 2014, a decrease of $47.8 million, compared to performance income of $337.7 million for the three months ended September 30, 2013, primarily reflecting a lower level of appreciation in our private equity portfolio in the 2014 period.

Realized carried interest for the three months ended September 30, 2014 consisted primarily of realized gains from the sale of Ipreo Holdings LLC (media sector) and the partial sale of Visma and a dividend received from Capsugel.

Realized carried interest for the three months ended September 30, 2013 consisted primarily of realized gains from the partial sale of Dollar General Corporation (NYSE: DG), a dividend from Visma and the partial sale of TDC A/S (OMX: TDC).

The following table presents net unrealized carried interest by investment vehicle for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
	($ in thousands)

North America Fund XI	61,002	—
Asian Fund II	45,906	—
Millennium Fund	42,709	53,868
European Fund III	33,002	40,464
Asian Fund	25,501	4,491
Co-Investment Vehicles and Other	5,132	3,546
Real Estate Partners Americas	3,457	148
European Fund	4	13
China Growth Fund	(1,957)	9,252
E2 Investors	(3,861)	4,954
European Fund II	(68,819)	79,418
2006 Fund	(83,699)	67,828
Management Fee Refunds	(4,601)	(7,767)

Total (a)	$53,776	$256,215

(a)                                 The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the three months ended September 30, 2014, the net unrealized carried interest income of $53.8 million included $211.9 million representing net increases in the value of various portfolio companies, which were partially offset by unrealized losses of $158.1 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the three months ended September 30, 2014, the value of our private equity investment portfolio increased 2.2%.  Increased share prices of various publicly held investments comprised approximately 2.7% of the net increase in value for the three months ended September 30, 2014, the most significant of which were gains on Qingdao Haier, HCA, Inc. and Far East Horizon Ltd. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A., Pets at Home Ltd. and RigNet. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Versatel GmbH, WILD Flavors GmbH and PRA International. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions, Alliance Boots GmbH and Academy Sports and Outdoors. The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Versatel GmbH and WILD Flavors GmbH, an increase that primarily reflected the valuation of agreements to sell these investments that were completed in October 2014.  The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook, and in the case of Alliance Boots GmbH, a decrease that primarily reflects a decrease in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction.

The reversals of previously recognized net unrealized gains for the three months ended September 30, 2014 resulted primarily from the sale of Ipreo Holdings LLC and the partial sale of Visma.

For the three months ended September 30, 2013, the unrealized carried interest loss of $256.2 million included $300.5 million representing net increases in the value of various portfolio companies which were partially offset by $44.3 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events and management fee refunds.

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

For the three months ended September 30, 2013, increased share prices of various publicly held investments comprised approximately 54% of the net increase in value for the three months ended September 30, 2013, the most significant of which were gains on ProSiebenSat.1 Media AG, HCA, Inc. and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which was Magma Fincorp Ltd. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Avincis Group. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., MMI Holdings Limited and Dalmia Cement. The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to an increase in the value of market comparables and individual company performance. The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Investment Income

Investment income was $194.8 million for the three months ended September 30, 2014, a decrease of $95.2 million, compared to investment income of $290.0 million for the three months ended September 30, 2013. The net decrease was primarily due to a decrease in net unrealized gains of $186.0 million, which was partially offset by an increase in net realized gains of $61.0 million and an increase in net interest and dividends of $29.8 million.

For the three months ended September 30, 2014, net realized gains were comprised primarily of gains from the secondary sale of certain private equity investments held on our balance sheet and sales or partial sales of ProSiebenSat.1 Media AG, Visma and Ipreo Holdings LLC, all of which aggregated $142.8 million.  The net unrealized gains are related primarily to an increase in value of various investments, most notably Blackhawk Energy (energy sector), HCA, Inc. and WILD Flavors GmbH, partially offset by reversals of previously recognized net unrealized gains in connection with the sales of the investments noted in the realized gains commentary above.

For the three months ended September 30, 2013, net realized gains were comprised primarily of gains primarily from the sales or partial sales of Dollar General Corporation, NXP Semiconductors N.V. and TDC A/S offset by $1.5 million of realized loss across non-private equity portfolio. The net unrealized gains related primarily to increases in the value of various investments, most notably ProSiebenSat.1 Media AG, HCA, Inc. and NXP Semiconductors N.V., partially offset by reversal of unrealized gains in connection with the sales of the investments noted in the realized gains commentary above.

For the three months ended September 30, 2014, net interest and dividends were comprised of $7.8 million of interest income which consists primarily of interest that is received from our cash balances and other assets, $37.3 million of dividend income from distributions received through our investment funds and other assets less $23.6 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN, a portion of which are allocable to Private Markets.  For the three months ended September 30, 2013, net interest and dividends were comprised of $2.3 million of interest income which consists primarily of interest received on our cash balances, $5.3 million of dividend income from distributions received through our investment funds and other assets less $15.9 million of interest expense primarily relating to the senior notes outstanding for KKR. The increase from the prior period is primarily due to an increase in dividend income in our private equity portfolio partially offset by higher allocations of interest expense to the Private Markets segment as a result of our 2044 Senior Notes issued on May 29, 2014 as well as interest expense relating to debt obligations at KFN subsequent to KKR’s acquisition of it on April 30, 2014.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $176.2 million for the three months ended September 30, 2014, a decrease of $29.1 million, compared to compensation and benefits of $205.3 million for the three months ended September 30, 2013. This decrease was due primarily to lower allocations to carry pool driven by the lower levels of realized and unrealized carried interest as described above and to a lesser extent lower cash compensation and benefits consistent with a lower level of fee income in the current period.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $56.1 million for the three months ended September 30, 2014, an increase of $5.1 million, compared to occupancy and other operating expenses of $51.0 million for the three months ended September 30, 2013. This increase was primarily driven by an increase in professional fee expenses reflecting the overall growth of this segment and losses on foreign denominated transactions, which were partially offset by a decrease relating to unconsummated transactions (“broken deal” related expenses).

Economic Net Income (Loss)

Economic net income was $399.0 million for the three months ended September 30, 2014, a decrease of $132.8 million, compared to economic net income of $531.8 million for the three months ended September 30, 2013. This decrease was due primarily to the decreases in performance income and investment income described above, partially offset by the decrease in compensation and benefits.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from June 30, 2014 to September 30, 2014:

($ in thousands)
June 30, 2014	$59,417,000
New Capital Raised	745,900
Distributions	(1,989,400)
Change in Value	994,800
September 30, 2014	$59,168,300

AUM for the Private Markets segment was $59.2 billion at September 30, 2014, a decrease of $0.2 billion, compared to $59.4 billion at June 30, 2014. The decrease was primarily attributable to distributions to private equity fund investors of $2.0 billion comprised of $1.4 billion of realized gains and $0.6 billion of return of original cost. This decrease was partially offset by appreciation in the market value of our private equity portfolio of $1.0 billion and new capital raised of $0.7 billion.

The appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $0.4 billion, $0.3 billion and $0.3 billion in our European Fund III, North America Fund XI and Asian Fund, respectively, partially offset by $0.4 billion of net unrealized losses at our European Fund II.  Approximately 2.7% of the net change in value for the three months ended September 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on Qingdao Haier, HCA, Inc. and Far East Horizon Ltd. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A., Pets at Home Ltd. and RigNet. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Versatel GmbH, WILD Flavors GmbH and PRA International. The unrealized gains in our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions, Alliance Boots GmbH and Academy Sports and Outdoors. The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Versatel GmbH and WILD Flavors GmbH, an increase that primarily reflected the valuation of agreements to sell these investments that were completed in October 2014.  The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook, and in the case of Alliance Boots GmbH, a decrease that primarily reflects a decrease in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction.

As of September 30, 2014, our AUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.5 billion in commitments in connection with other infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from June 30, 2014 to September 30, 2014:

($ in thousands)
June 30, 2014	$46,167,300
New Capital Raised	662,300
Distributions	(1,021,200)
Change in Value	(216,800)
September 30, 2014	$45,591,600

FPAUM in our Private Markets segment was $45.6 billion at September 30, 2014, a decrease of $0.6 billion, compared to $46.2 billion at June 30, 2014. The decrease was primarily attributable to distributions to private equity fund investors. This decrease was partially offset by new capital raised of $0.7 billion relating primarily to additional capital deployed in our 2006 Fund, which earns fees on invested capital in its post-investment period.

As of September 30, 2014, FPAUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan and $2.5 billion in commitments in connection with infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our fees.  Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM.

Equity Invested

Equity invested was $2.4 billion for the three months ended September 30, 2014, an increase of $0.6 billion compared to $1.8 billion for the three months ended September 30, 2013. The increase was due primarily to an increase in the number of private equity investments closed during the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.  Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested, relative to transactions in our real assets businesses.  The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. For the three months ended September 30, 2014, there were 32 transactions with a total combined transaction value of approximately $8.4 billion compared to 13 transactions with a total combined transaction value of approximately $7.4 billion for the three months ended September 30, 2013.

Uncalled Commitments

As of September 30, 2014, our Private Markets Segment had $14.9 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net were $462.0 million for the nine months ended September 30, 2014, an increase of $27.8 million, compared to management, monitoring and transaction fees, net of $434.2 million for the nine months ended September 30, 2013.  The net increase was primarily due to an increase in transaction fees of $109.5 million, partially offset by an increase in fee credits of $85.5 million. The increase in transaction fees was attributable to an increase in the number and size of fee-generating investments completed. During the nine months ended September 30, 2014, there were 28 transaction fee-generating investments with a total combined transaction value of approximately $14.5 billion compared to 22 transaction fee-generating investments with a total combined transaction value of approximately $10.4 billion during the nine months ended September 30, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction.  The increase in fee credits is primarily attributable to the increase in transaction fees, as described above.  See also discussion under “- Assets Under Management” and “-Fee-Paying Assets Under Management”.

Performance Income

Performance income was $996.4 million for the nine months ended September 30, 2014, an increase of $216.6 million, compared to performance income of $779.8 million for the nine months ended September 30, 2013, primarily reflecting the initial recognition of carried interest in our North America Fund XI and Asian Fund II.

Realized carried interest for the nine months ended September 30, 2014 consisted primarily of realized gains from the sales of Oriental Brewery (consumer products sector) and Ipreo Holdings LLC and the partial sale of HCA, Inc.

Realized carried interest for the nine months ended September 30, 2013 consisted primarily of realized gains from the partial sales of Dollar General Corporation, the sale of Intelligence Ltd. and the partial sale of HCA, Inc.

The following table presents net unrealized carried interest by investment vehicle for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)

European Fund III	137,978	45,377
North America Fund XI	131,275	—
Co-Investment Vehicles and Other	53,197	12,710
Asian Fund II	45,906	—
2006 Fund	16,647	182,493
E2 Investors	(146)	9,074
European Fund	(843)	41
Real Estate Partners Americas	(910)	5,078
China Growth Fund	(4,161)	9,252
Millennium Fund	(46,345)	24,354
European Fund II	(99,928)	123,983
Asian Fund	(188,923)	(50,390)
Management Fee Refunds	(7,759)	(21,718)

Total (a)	$35,988	$340,254

(a)                                 The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the nine months ended September 30, 2014, the net unrealized carried interest income of $36.0 million included $864.1 million representing net increases in the value of various portfolio companies, which were partially offset by unrealized losses of $828.1 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the nine months ended September 30, 2014, the value of our private equity investment portfolio increased 10.5%. Increased share prices of various publicly held investments comprised approximately 13.5% of the net increase in value for the nine months ended September 30, 2014, the most significant of which were gains on HCA, Inc., NXP Semiconductors N.V. and Yageo Corporation. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A. and Pets at Home Ltd. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, WILD Flavors GmbH and Biomet, Inc..  The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions, Samson Resources and Laureate Education, Inc.  The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of WILD Flavors GmbH and Biomet, Inc., an increase that primarily reflected the valuation of agreements to sell these investments, with the sale of WILD Flavors GmbH completed in October 2014, and (iii) in the case of Alliance Boots GmbH, primarily due to a previously announced transaction and to a lesser extent an increase in the value of a publicly traded stock that is expected to be delivered pursuant to this previously announced transaction.   The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains for the nine months ended September 30, 2014 resulted primarily from the sale of Oriental Brewery, the partial sale of HCA, Inc. and the sale of  Jazz Pharmaceuticals, Inc. (NASDAQ: JAZZ).  During the nine months ended September 30, 2014, we wrote off A.T.U Auto-Teile-Unger and realized a loss.   This event did not have a significant impact on our net carried interest.

For the nine months ended September 30, 2013, the unrealized carried interest gain of $340.3 million included $698.6 million reflecting net increases in the value of various portfolio companies, which were partially offset by $358.3 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the nine months ended September 30, 2013, increased share prices of various publicly held investments comprised approximately 47% of the net increase in value for the period, the most significant of which were gains on

HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far East Horizon Ltd. and Bharti Infratel Ltd. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Intelligence, Ltd. The unrealized gains on individual companies in our privately-held investments were partially offset by unrealized losses relating primarily to U.N RO-RO Isletmeleri A.S., A.T.U Auto-Teile-Unger and MMI Holdings Limited. The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Intelligence Ltd., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in March 2013. The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

For the nine months ended September 30, 2013, the reversals of previously recognized net unrealized gains for the nine months ended September 30, 2013 resulted primarily from the partial sales of Dollar General Corporation, the sale of Intelligence Ltd. and the partial sale of HCA, Inc. During the nine months ended September 30, 2013, we wrote off our remaining investment in PagesJaunes Group (media sector) (currently known as Solocal Group SA (FRA: QS3)) and our remaining investment in Eastman Kodak and sold Seven West Media Ltd. and realized a loss. None of these events had a significant impact on our net carried interest.

Investment Income

Investment income was $546.8 million for the nine months ended September 30, 2014, a decrease of $46.7 million compared to investment income of $593.5 million for the nine months ended September 30, 2013. The net decrease is primarily due to a decrease in unrealized gains of $253.9 million which was partially offset by an increase in realized gains of $147.4 million and an increase in net interest and dividends of $59.8 million.

For the nine months ended September 30, 2014, net realized gains were comprised primarily of gains from the secondary sale of certain private equity investments held on our balance sheet and sales or partial sales of HCA, Inc., NXP Semiconductors N.V., and ProSiebenSat.1 Media AG. These realized gains were partially offset by realized losses primarily from the write-off of A.T.U Auto-Teile-Unger.  Net unrealized losses are related primarily to the reversal of previously recognized net unrealized gains primarily in connection with the sales of the investments noted in the realized gains commentary above, partially offset by unrealized gains related primarily to increases in the value of various investments, most notably Blackhawk Energy, HCA, Inc. and Biomet, Inc.

For the nine months ended September 30, 2013, net realized gains were comprised primarily of gains from the sale of private equity investments, including the partial sales of Dollar General Corporation, HCA, Inc., and The Nielsen Company B.V. (NYSE: NLSN). These realized gains were partially offset by realized losses primarily related to the sale and write-off of private equity investments, including the write-off of PagesJaunes Group. The increase in net unrealized gains related primarily to (i) increases in the value of various private equity investments, most notably ProSiebenSat.1 Media AG, HCA, Inc. and Alliance Boots GmbH and (ii) reversal of unrealized losses on the write-off of PagesJaunes Group, offset by reversals of gains on sale of Dollar General Corporation and partial sales of The Nielsen Company B.V. and HCA, Inc.

For the nine months ended September 30, 2014, net interest and dividends were comprised of $29.8 million of interest income which consists primarily of interest that is received from our cash balances and other assets, $65.4 million of dividend income from distributions received through our investment funds and other assets less $53.7 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN, a portion of which are allocable to Private Markets.  For the nine months ended September 30, 2013, net interest and dividends were comprised of $6.3 million of interest income which consists primarily of interest received on our cash balances, $17.0 million of dividend income from distributions received through our investment funds and other assets less $41.7 million of interest expense primarily relating to the senior notes outstanding for KKR. The increase from the prior period is primarily due to an increase in dividend income in our private equity portfolio partially offset by higher allocations of interest expense to the Private Markets segment as a result of our 2044 Senior Notes issued on May 29, 2014 as well as interest expense relating to debt obligations at KFN subsequent to KKR’s acquisition of it on April 30, 2014.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $584.3 million for the nine months ended September 30, 2014, an increase of $95.9 million, compared to compensation and benefits of $488.4 million for the nine months ended September 30, 2013. This increase was due primarily to higher allocations to carry pool driven by the higher levels of realized carried interest net of unrealized carried interest as described above as well as higher cash compensation and benefits reflecting a higher level of fees, and realized investment income in the nine month period.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $159.1 million for the nine months ended September 30, 2014, an increase of $17.6 million, compared to occupancy and other operating expenses of $141.5 million for the nine months ended September 30, 2013. This increase was primarily driven by an increase in expenses for unconsummated transactions (“broken deal” related expenses) and to a lesser extent an increase in professional fee expenses reflecting the overall growth of this segment.

Economic Net Income (Loss)

Economic net income was $1,260.6 million for the nine months ended September 30, 2014, an increase of $84.2 million, compared to economic net income of $1,176.4 million for the nine months ended September 30, 2013. This increase was primarily due to the increases in management, monitoring and transaction fees, net and performance income, partially offset by the decrease in investment income and increase in segment expenses as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2013 to September 30, 2014:

($ in thousands)
December 31, 2013	$61,242,900
New Capital Raised	2,449,000
Distributions	(8,624,200)
Net Changes in Fee Base of Certain Funds	(933,800)
Change in Value	5,034,400
September 30, 2014	$59,168,300

AUM for the Private Markets segment was $59.2 billion at September 30, 2014, a decrease of $2.0 billion, compared to $61.2 billion at December 31, 2013. The decrease was primarily attributable to distributions to private equity fund investors of $8.6 billion comprised of $6.0 billion of realized gains and $2.6 billion of return of original cost. This decrease was partially offset by appreciation in the market value of our private equity portfolio of $5.0 billion and new capital raised of $2.4 billion.

The appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $1.4 billion, $1.3 billion and $0.9 billion in our European Fund III, 2006 Fund and Asian Fund, respectively. Approximately 13.5% of the net change in value for the nine months ended September 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on HCA, Inc., NXP Semiconductors N.V. and Yageo Corporation. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A. and Pets at Home Ltd. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, WILD Flavors GmbH and Biomet, Inc. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions, Samson Resources and Laureate Education, Inc. The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of WILD Flavors GmbH and Biomet, Inc., an increase that primarily reflected the valuation of agreements to sell these investments, with the sale of WILD Flavors GmbH completed in October 2014, and (iii) in the case of Alliance

Boots GmbH, primarily due to a previously announced transaction and to a lesser extent an increase in the value of a publicly traded stock that is expected to be delivered pursuant to this previously announced transaction.   The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

As of September 30, 2014, our AUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.5 billion in commitments in connection with other infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2013 to September 30, 2014:

($ in thousands)
December 31, 2013	$50,156,300
New Capital Raised	2,019,300
Distributions and Other	(5,388,100)
Net Changes in Fee Base of Certain Funds	(964,700)
Change in Value	(231,200)
September 30, 2014	$45,591,600

FPAUM in our Private Markets segment was $45.6 billion at September 30, 2014, a decrease of $4.6 billion, compared to $50.2 billion at December 31, 2013. The decrease was primarily attributable to (i) distributions to private equity fund investors, (ii) a reduction in FPAUM attributable to the invested capital of Energy Future Holdings due to its bankruptcy and (iii) a reduction reflecting the impact of our European Fund III entering its post-investment period.  This decrease was partially offset by new capital raised of $2.0 billion relating primarily to additional capital raised in our Energy Income and Growth Fund and capital deployed in our 2006 Fund which earns fees on invested capital in its post-investment period.

As of September 30, 2014, FPAUM excluded approximately $0.6 billion of unallocated commitments from a strategic partnership with a state pension plan and $2.5 billion in commitments in connection with infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our fees.  Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM.

Equity Invested

Equity invested was $6.4 billion for the nine months ended September 30, 2014, an increase of $2.7 billion compared to equity invested of $3.7 billion for the nine months ended September 30, 2013. The increase was due to an increase in the number and size of private equity investments closed during the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested, relative to transactions in our real assets businesses.  The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. For the nine months ended September 30, 2014, there were 70 transactions with a total combined transaction value of approximately $20.1 billion compared to 48 transactions with a total combined transaction value of approximately $12.2 billion for the nine months ended September 30, 2013.

Uncalled Commitments

As of September 30, 2014, our Private Markets Segment had $14.9 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$66,469	$53,835	$205,955	$149,669
Monitoring Fees	—	—	—	—
Transaction Fees	3,262	20,534	16,634	30,883
Fee Credits	(3,001)	(15,185)	(13,683)	(22,445)
Total Management, Monitoring and Transaction Fees, Net	66,730	59,184	208,906	158,107

Performance Income
Realized Carried Interest	9,900	—	34,650	—
Incentive Fees	8,009	1,225	36,506	35,664
Unrealized Carried Interest	2,416	14,022	28,025	45,212
Total Performance Income	20,325	15,247	99,181	80,876

Investment Income (Loss)
Net Realized Gains (Losses)	(630)	979	19,133	6,128
Net Unrealized Gains (Losses)	(46,118)	4,653	(27,553)	13,981
Total Realized and Unrealized	(46,748)	5,632	(8,420)	20,109
Net Interest and Dividends	53,335	3,481	96,734	10,229
Total Investment Income (Loss)	6,587	9,113	88,314	30,338

Total Segment Revenues	93,642	83,544	396,401	269,321

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	26,787	18,606	80,436	60,296
Realized Allocation to Carry Pool	3,960	—	13,860	—
Unrealized Allocation to Carry Pool	967	5,609	11,209	18,085
Total Compensation and Benefits	31,714	24,215	105,505	78,381
Occupancy and related charges	2,518	1,906	7,234	5,063
Other operating expenses	10,929	19,670	30,910	36,643
Total Segment Expenses	45,161	45,791	143,649	120,087

Income (Loss) attributable to noncontrolling interests	335	202	1,242	935

Economic Net Income (Loss)	$48,146	$37,551	$251,510	$148,299
				$—
Assets Under Management	$36,981,600	$30,490,900	$36,981,600	$30,490,900
Fee Paying Assets Under Management	$35,765,100	$23,722,400	$35,765,100	$23,722,400
Equity Invested	$442,200	$326,400	$1,900,700	$862,100
Uncalled Commitments	$2,648,100	$1,614,600	$2,648,100	$1,614,600
Gross Dollars Invested	$1,122,100	$1,506,900	$2,880,000	$2,732,200

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net were $66.7 million for the three months ended September 30, 2014, an increase of $7.5 million, compared to management, monitoring and transaction fees, net of $59.2 million for the three months ended September 30, 2013. The net increase was primarily due to an increase in management fees of $12.6 million and a decrease in fee credits of $12.2 million, partially offset by a decrease in transaction fees of $17.3 million. The increase in management fees is due primarily to our acquisition of Avoca on February 19, 2014 and new capital raised, primarily in our special situations strategies, Corporate Capital Trust (a BDC sub-advised by KKR) and our hedge fund of funds platform.  These increases were partially offset by a decrease in management fees received from KFN as a result of our acquisition on April 30, 2014 as management fees from KFN after that date are eliminated from segment results.  The decrease in transaction fees is due primarily to a decrease in the size of fee earning transactions in the current period.  The decrease in fee credits is due primarily to the decrease in transaction fees as described above.

Performance Income

Performance income was $20.3 million for the three months ended September 30, 2014, an increase of $5.1 million, compared to performance income of $15.2 million for the three months ended September 30, 2013. This increase was primarily driven by a higher level of incentive fees of $6.8 million. The increase in incentive fees is due primarily to an increase in incentive fees earned from Corporate Capital Trust  as a result of favorable financial performance as well as incentive fees earned by Avoca, which we acquired on February 19, 2014.  Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year. Due to the scheduled payments of such fees, incentive fees can generally be expected to be larger in the fourth quarter than in the second quarter assuming performance thresholds have been met. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result are expected to vary significantly from period to period.

Investment Income

Investment income was $6.6 million for the three months ended September 30, 2014, a decrease of $2.5 million, compared to investment income of $9.1 million for the three months ended September 30, 2013. The net decrease was primarily due to a decrease in net unrealized gains of $50.8 million relating primarily to the market-to-market valuation of our investments in CLOs and other credit holdings.  These decreases were offset by an increase in net interest and dividends of $49.9 million resulting primarily from interest earned on our interests in CLOs and credit investments as a result of our acquisition of KFN and to a lesser extent our acquisition of Avoca.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $31.7 million for the three months ended September 30, 2014, an increase of $7.5 million, compared to compensation and benefits of $24.2 million for the three months ended September 30, 2013. The increase was primarily due to an increase in cash compensation and benefits in connection with Avoca, which we acquired on February 19, 2014 as well as an increase reflecting of the increase in fees, which generally results in higher compensation expense.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $13.4 million for the three months ended September 30, 2014, a decrease of $8.2 million, compared to occupancy and other operating expenses of $21.6 million for the three months ended September 30, 2013. This decrease was primarily driven by a $9.7 million one-time expense incurred in connection with the launch of a closed end fund in the 2013 period which was partially offset in the 2014 period by the operating expenses of Avoca, which we acquired on February 19, 2014.

Economic Net Income (Loss)

Economic net income was $48.1million for the three months ended September 30, 2014, an increase of $10.5 million, compared to economic net income of $37.6 million for the three months ended September 30, 2013. The increase is primarily attributable to the increases in management fees and performance income as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from June 30, 2014 to September 30, 2014:

($ in thousands)
June 30, 2014	$38,540,900
New Capital Raised	1,955,200
Distributions	(2,021,600)
Redemptions	(879,400)
Change in Value	(613,500)
September 30, 2014	$36,981,600

AUM in our Public Markets segment totaled $37.0 billion at September 30, 2014, a decrease of $ 1.5 billion compared to AUM of $38.5 billion at June 30, 2014. The decrease for the period was primarily due to the redemption and distribution of $2.9 billion from certain investment vehicles, partially offset by $1.9 billion of new capital raised.  These redemptions and new capital raised related primarily to our CLO portfolio.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from June 30, 2014 to September 30, 2014:

($ in thousands)
June 30, 2014	$33,489,000
New Capital Raised	1,488,600
Distributions	(176,500)
Redemptions	(879,400)
Change in Value	(765,800)
Other	2,609,200
September 30, 2014	$35,765,100

FPAUM in our Public Markets segment was $35.8 billion at September 30, 2014, an increase of $2.3 billion compared to FPAUM of $33.5 billion at June 30, 2014. The increase was primarily due to $2.6 billion of CLOs partially owned by KKR that were not previously included in FPAUM and was not new capital raised during the quarter (included in Other above) as well as the launching of approximately $0.5 billion of new CLO vehicles during the quarter. This increase was partially offset by redemptions and distributions from certain investment vehicles, the most significant of which related to our CLOs, as well as the impact of foreign exchange on foreign denominated assets managed by our European credit platform.

Equity Invested

Equity invested was $442.2 million for the three months ended September 30, 2014, an increase of $115.8 million, compared to equity invested of $326.4 million for the three months ended September 30, 2013. The increase is primarily due to a higher level of net capital deployed, primarily in our special situations strategies, partially offset by a lower level of capital deployed in our direct lending strategies.

Uncalled Commitments

As of September 30, 2014, our Public Markets segment had $2.6 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

Gross dollars invested were $1,122.1 million for the three months ended September 30, 2014, a decrease of $384.8 million, compared to gross dollars invested of $1,506.9 million for the three months ended September 30, 2013. The decrease is primarily due to a lower level of investment activity in our direct lending and mezzanine strategies, partially offset by an increase in investment activity in our special situations strategies.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net were $208.9 million for the nine months ended September 30, 2014, an increase of $50.8 million, compared to management, monitoring and transaction fees, net of $158.1 million for the nine months ended September 30, 2013. The net increase was primarily due to an increase in management fees of $56.3 million and a decrease in fee credits of $8.8 million, partially offset by a decrease in transaction fees of $14.3 million. The increase in management fees is due primarily to our acquisition of Avoca on February 19, 2014 and new capital raised, primarily in our special situations strategies, Corporate Capital Trust (a BDC sub-advised by KKR)  and our hedge fund of funds platform.  These increases were partially offset by a decrease in management fees received from KFN as a result of our acquisition of it on April 30, 2014 as management fees from KFN after that date are eliminated from segment results.  The decrease in transaction fees is due primarily to a decrease in the size of fee earning transactions in the current period.  The decrease in fee credits is due primarily to the decrease in transaction fees as described above.

Performance Income

Performance income was $99.2 million for the nine months ended September 30, 2014, an increase of $18.3 million, compared to performance income of $80.9 million for the nine months ended September 30, 2013. This increase was primarily driven by a higher level of realized carried interest of $34.7 million, partially offset by a lower level of unrealized carried interest of $17.2 million. During the nine months ended September 30, 2014, we realized $34.7 million of carried interest from two alternative credit accounts. The decrease in unrealized carried interest was primarily driven by the reversals of previously recognized net unrealized gains for the nine months ended September 30, 2014, partially offset by an increase in unrealized carried interest across our carry-earning funds, the most significant of which were in our special situations and mezzanine strategies. Incentive fees were flat for the nine months ended September 30, 2014 when compared to the prior period.  This is due to the net effect of an increase in incentive fees received from Corporate Capital Trust and by Avoca following our acquisition of Avoca on February 19, 2014, offset by the loss of incentive fees received from KFN as a result of our acquisition of it on April 30, 2014.  Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year. Due to the scheduled payments of such fees, incentive fees can generally be expected to be larger in the fourth quarter than in the second quarter assuming performance thresholds have been met. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result are expected to vary significantly from period to period.

Investment Income

Investment income was $88.3 million for the nine months ended September 30, 2014, an increase of $58.0 million, compared to investment income of $30.3 million for the nine months ended September 30, 2013. The net increase was primarily due to an increase in net interest and dividends of $86.5 million, partially offset by a decrease in total realized and unrealized gains of $28.5 million. The increase in interest and dividends is due primarily to more significant levels of interests in CLOs and credit investments as a result of our acquisition of KFN on April 30, 2014 and to a lesser extent our acquisition of Avoca on February 19, 2014.  The decrease in total realized and unrealized gains was due primarily to unrealized losses from reversals of previously recognized net unrealized gains from the sale of assets in our KKR Equity Strategies fund and overall reductions in value of our investments in CLOs and other credit holdings, partially offset by net realized gains recognized upon the termination of our KKR Equity Strategies fund and net gains in our special situations strategies.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $105.5 million for the nine months ended September 30, 2014, an increase of $27.1 million, compared to compensation and benefits of $78.4 million for the nine months ended September 30, 2013. The increase was primarily due to (i) our acquisition of Avoca on February 19, 2014, (ii) higher allocations to carry pool driven by the higher levels of net carried interest, as described above and (iii) an increase in compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $38.1 million for the nine months ended September 30, 2014, a decrease of $3.6 million, compared to occupancy and other operating expenses of $41.7 million for the nine months ended September 30, 2013. This decrease was due to the net effect of a $9.7 million one-time expense incurred in connection with the launch of a closed end fund in the 2013 period which was partially offset in the 2014 period by the operating expenses of Avoca, which we acquired on February 19, 2014.

Economic Net Income (Loss)

Economic net income was $251.5 million for the nine months ended September 30, 2014, an increase of $103.2 million, compared to economic net income of $148.3 million for the nine months ended September 30, 2013. The increase is primarily attributable to the increase in investment income, management fees and performance income, partially offset by the increase in segment expenses.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2013 to September 30, 2014:

($ in thousands)
December 31, 2013	$33,077,400
New Capital Raised	5,022,000
Acquisitions	8,423,000
KFN Acquisition	(4,511,900)
Distributions	(3,120,800)
Redemptions	(2,167,800)
Change in Value	259,700
September 30, 2014	$36,981,600

AUM in our Public Markets segment totaled $37.0 billion at September 30, 2014, an increase of $3.9 billion compared to AUM of $33.1 billion at December 31, 2013. The increase was primarily due to the acquisition of Avoca, which contributed $8.4 billion of AUM as well as $5.0 billion of new capital raised.  These increases were partially offset by the acquisition of KFN, which reduced AUM by $4.5 billion, and $5.3 billion of redemptions and distributions from certain investment vehicles, the most significant of which were from our hedge fund of funds platform and CLOs.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2013 to September 30, 2014:

($ in thousands)
December 31, 2013	$27,241,200
New Capital Raised	4,247,900
Acquisitions	7,971,000
KFN Acquisition	(2,684,700)
Distributions	(1,218,200)
Redemptions	(2,167,800)
Change in Value	(233,500)
Other	2,609,200
September 30, 2014	$35,765,100

FPAUM in our Public Markets segment was $35.8 billion at September 30, 2014, an increase of $8.6 billion compared to FPAUM of $27.2 billion at December 31, 2013. The increase was primarily due to the acquisition of Avoca, which contributed $8.0 billion of FPAUM, $4.2 billion of new capital raised and $2.6 billion of CLOs partially owned by KKR that were not previously included in FPAUM and was not new capital raised during the quarter (included in Other above). New capital raised includes $1.4 billion of capital raised in our hedge fund-of-funds and $1.2 billion of new CLO vehicles.  These increases were partially offset by the acquisition of KFN, which reduced FPAUM by $2.7 billion, and $3.4 billion of redemptions and distributions from certain investment vehicles, the most significant of which were from our CLOs, hedge fund of funds platform and the exit of our KKR Equity Strategies fund.

Equity Invested

Equity invested was $1.9 billion for the nine months ended September 30, 2014, an increase of $1.0 billion, compared to equity invested of $0.9 billion for the nine months ended September 30, 2013. The increase is primarily due to a higher level of net capital deployed, primarily in our special situations and mezzanine strategies partially offset by a lower level of capital deployed in our direct lending strategies.

Uncalled Commitments

As of September 30, 2014, our Public Markets segment had $2.6 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

Gross dollars invested were $2.9 billion for the nine months ended September 30, 2014, an increase of $0.2 billion, compared to gross dollars invested of $2.7 billion for the nine months ended September 30, 2013. The increase is primarily due to a higher level of investment activity in our special situations strategies, partially offset by a decrease in investment activity in our direct lending and mezzanine strategies.

Capital Markets and Other

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Other segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—	$—
Monitoring Fees	—	—	—	—
Transaction Fees	87,530	53,625	183,619	104,717
Fee Credits	—	—	—	—
Total Management, Monitoring and Transaction Fees, Net	87,530	53,625	183,619	104,717

Performance Income
Realized Carried Interest	—	—	—	—
Incentive Fees	—	—	—	—
Unrealized Carried Interest	—	—	—	—
Total Performance Income	—	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	(1,622)	(1,495)	(2,086)	(3,127)
Net Unrealized Gains (Losses)	(8)	1,783	(693)	4,302
Total Realized and Unrealized	(1,630)	288	(2,779)	1,175
Net Interest and Dividends	7,456	4,084	15,701	9,713
Total Investment Income (Loss)	5,826	4,372	12,922	10,888

Total Segment Revenues	93,356	57,997	196,541	115,605

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	22,012	8,223	45,302	22,614
Realized Allocation to Carry Pool	—	—	—	—
Unrealized Allocation to Carry Pool	—	—	—	—
Total Compensation and Benefits	22,012	8,223	45,302	22,614
Occupancy and related charges	480	401	1,386	1,065
Other operating expenses	4,724	3,628	12,207	8,382
Total Segment Expenses	27,216	12,252	58,895	32,061

Income (Loss) attributable to noncontrolling interests	4,512	1,385	9,163	2,267

Economic Net Income (Loss)	$61,628	$44,360	$128,483	$81,277

Syndicated Capital	$1,920,000	$716,500	$2,178,100	$982,100

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net, which consists of only transaction fees, were $87.5 million for the three months ended September 30, 2014, an increase of $33.9 million, compared to management, monitoring and transaction fees, net of $53.6 million for the three months ended September 30, 2013. Our capital markets business does not generate management or monitoring fees. Transaction fees increased primarily due to an increase in the size of capital markets transactions in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, including a fee received from the syndication of equity in First Data Corporation of approximately $43 million. Overall, we completed 37 capital markets transactions for the three months ended September 30, 2014 of which 5 represented equity offerings and 32 represented debt offerings, as compared to 23 transactions for the three months ended September 30, 2013 of which 4 represented equity offerings and 19 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $22.0 million for the three months ended September 30, 2014, an increase of $13.8 million, compared to compensation and benefits of $8.2 million for the three months ended September 30, 2013. The increase was primarily due to an increase in cash compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense, and to a lesser extent increased headcount.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $5.2 million for the three months ended September 30, 2014, an increase of $1.2 million, compared to occupancy and other expenses of $4.0 million for the three months ended September 30, 2013. This increase was primarily driven by an increase in professional fees in connection with the higher overall level of capital markets transaction activity.

Economic Net Income (Loss)

Economic net income was $61.6 million for the three months ended September 30, 2014, an increase of $17.2 million, compared to economic net income of $44.4 million for the three months ended September 30, 2013. The increase is primarily attributable to the increase in transaction fees, partially offset by the increase in compensation and benefits, described above.

Syndicated Capital

Syndicated capital was $1,920.0 million for the three months ended September 30, 2014, an increase of $1,203.5 million compared to syndicated capital of $716.5 million for the three months ended September 30, 2013. The increase is primarily due to an increase in the size of syndication transactions when compared to three months ended September 30, 2013. Overall, we completed 2 syndication transactions for the three months ended September 30, 2014, including the syndication of equity in First Data Corporation of approximately $1.8 billion, as compared to 2 syndication transactions for the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Management, monitoring and transaction fees, net, which consists of only transaction fees,  were $183.6 million for the nine months ended September 30, 2014, an increase of $78.9 million, compared to management, monitoring and transaction fees, net of $104.7 million for the nine months ended September 30, 2013. Transaction fees increased primarily due to an increase in the size of capital markets transactions in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, including a fee received from the syndication of equity in First Data Corporation of approximately $43 million in the third quarter of 2014. Overall, we completed 114 capital markets transactions for the nine months ended September 30, 2014 of which 11 represented equity offerings and 103 represented debt offerings, as compared to 89 transactions for the nine months ended September 30, 2013 of which 12 represented equity offerings and 77 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

Compensation and benefits was $45.3 million for the nine months ended September 30, 2014, an increase of $22.7 million, compared to compensation and benefits of $22.6 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in cash compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense, and to a lesser extent increased headcount.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $13.6 million for the nine months ended September 30, 2014, an increase of $4.2 million, compared to occupancy and other expenses of $9.4 million for the nine months ended September 30, 2013. This increase was primarily driven by an increase in professional fees in connection with the higher overall level of capital markets transaction activity.

Economic Net Income (Loss)

Economic net income was $128.5 million for the nine months ended September 30, 2014, an increase of $47.2 million, compared to economic net income of $81.3 million for the nine months ended September 30, 2013. The increase is primarily attributable to the increase in transaction fees, partially offset by the increase in compensation and benefits, described above.

Syndicated Capital

Syndicated capital was $2,178.1 million for the nine months ended September 30, 2014, an increase of $1,196.0 million compared to syndicated capital of $982.1 million for the nine months ended September 30, 2013. The increase is primarily due to an increase in the size of syndication transactions when compared to nine months ended September 30, 2013. Overall, we completed 7 syndication transactions for the nine months ended September 30, 2014, including the syndication of equity in First Data Corporation of approximately $1.8 billion in the third quarter of 2014, as compared to 9 syndication transactions for the nine months ended September 30, 2013.

Segment Balance Sheet

Our segment balance sheet serves as a significant base of capital that provides us with the ability to further grow and expand our business, increase our participation in our existing portfolio of businesses and further align our interests with those of our fund investors and other stakeholders.  The majority of our segment balance sheet assets consist of general partner interests in KKR investment funds, co-investments in certain portfolio companies of such private equity funds, and assets held in the development of our business, including seed capital for new strategies, CLOs and other opportunistic investments.

Investments

Investments is a term used solely for purposes of financial presentation of a portion of KKR’s balance sheet and includes majority investments in subsidiaries that operate KKR’s asset management and broker-dealer businesses, including the general partner interests of KKR’s investment funds.

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR’s liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR’s available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of September 30, 2014, we had cash and short-term investments on a segment basis of approximately $2.1 billion. Excluding approximately $0.6 billion of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of approximately $1.5 billion as of September 30, 2014.

The following tables present our segment balance sheet as of September 30, 2014, and December 31, 2013:

	As of September 30, 2014	As of December 31, 2013
	($ in thousands, except per unit amounts)
Cash and short-term investments	$2,140,056	$2,161,097
Investments	9,221,448	4,980,265
Unrealized carry (a)	1,248,605	1,179,338
Other assets	905,746	662,357
Total assets	$13,515,855	$8,983,057

Debt obligations - KKR (ex-KFN)	$1,500,000	$1,000,000
Debt obligations - KFN	657,310	—
Preferred shares - KFN	373,750	—
Other liabilities	382,925	149,196
Total liabilities	2,913,985	1,149,196

Noncontrolling interests	123,617	71,261

Book value	$10,478,253	$7,762,600

Book value per adjusted unit	$12.51	$10.83

(a) Unrealized Carry
Private Markets	$1,169,447	$1,116,996
Public Markets	79,158	62,342
Total	$1,248,605	$1,179,338

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding - Basic to Adjusted Units and KKR & Co. L.P. Partners’ Capital to Book Value:

As of
September 30, 2014
GAAP Common Units Outstanding - Basic	424,041,543
Adjustments:
Unvested Common Units(a)	26,116,449
Other Exchangeable Securities (b)	5,195,584
GAAP Common Units Outstanding - Diluted	455,353,576
Adjustments:
KKR Holdings Units (c)	382,297,599
Adjusted Units	837,651,175

As of
($ in thousands, except per unit amounts)	September 30, 2014
KKR & Co. L.P. partners’ capital	$5,486,179

Noncontrolling interests held by KKR Holdings L.P.	4,887,534

Equity impact of KKR Management Holdings Corp. and other	104,540

Book value	10,478,253

Adjusted units	837,651,175

Book value per adjusted unit	$12.51

(a)                                 Represents equity awards granted under the Equity Incentive Plan. The issuance of common units of KKR & Co. L.P. pursuant to awards under the Equity Incentive Plan dilutes KKR common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business.

(b)                                 Represents securities in a subsidiary of a KKR Group Partnership and of KKR & Co. LP that are exchangeable into KKR & Co. L.P. common units issued in connection with the acquisition of Avoca.

(c)                                  Common units that may be issued by KKR & Co. L.P. upon exchange of units in KKR Holdings L.P. for KKR common units.

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CLOs and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds and CLOs, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our fund investors and unitholders and holders of certain exchangeable securities; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of September 30, 2014, we had cash and short-term investments on a segment basis of $2.1 billion.

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

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments’ fair value. As of September 30, 2014, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds’ limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

As of September 30, 2014, netting holes existed at certain of our private equity funds, the most significant of which were our European Fund II, domestic 2006 Fund and China Growth Fund, which had netting holes of approximately $290 million, $89 million and $56 million, respectively. Subsequent to September 30, 2014, we exited our investment in Santander Consumer USA.  Pro forma for this event, and assuming all other fair values were to remain the same as of September 30, 2014, the netting hole in our domestic 2006 Fund partnership would be reduced to zero.  Consequently, and subsequent to the exit of our investment in Santander Consumer USA, this fund would be in position to pay cash carry upon a profitable realization event assuming all other fair values remain unchanged as of September 30, 2014. However, in accordance with the criteria set forth above, funds may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future. As of September 30, 2014, no private equity funds, other than the European Fund II, domestic 2006 Fund and China Growth Fund, had a netting hole greater than $50 million.

We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

For the three and nine months ended September 30, 2014, there were no borrowings made, except as described below, and as of September 30, 2014, no borrowings were outstanding under either of the revolving credit agreements described below, except for a letter of credit under the Corporate Credit Agreement described further below. We may, however, utilize these facilities prospectively in the normal course of our operations.

•                  On February 26, 2008, Kohlberg Kravis Roberts & Co. L.P. entered into a credit agreement with a major financial institution (the “Corporate Credit Agreement”). The general partners of our private equity funds are guarantors under this agreement. The Corporate Credit Agreement originally provided for revolving borrowings of up to $1.0 billion, with a $50.0 million sublimit for swing-line notes and a $25.0 million sublimit for letters of credit. On February 22, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700 million and the maturity was extended to March 1, 2016. In addition, KKR Management Holdings L.P. and KKR Fund

Holdings L.P. became co-borrowers of the facility, and KKR & Co. L.P. and the issuer of the 2020 Senior Notes (discussed below) became guarantors of the Corporate Credit Agreement, together with certain general partners of our private equity funds. On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50 million. This commitment increased the availability for borrowings under the credit facility to $750 million. On June 22, 2012, KKR requested the issuance of a letter of credit in the amount of $14.5 million under the Corporate Credit Agreement. The beneficiary of this letter of credit is an unaffiliated third party. The letter of credit was issued on July 2, 2012 and initially set to expire on July 3, 2013. On August 20, 2012, the letter of credit in connection with this fee-generating transaction was increased to $20.0 million and the expiration date was extended to August 1, 2013. On July 23, 2013, the expiration date was extended to August 1, 2014, and subsequently, the expiration date was extended to August 1, 2015. A $5.0 million sublimit for letters of credit remains available under the Corporate Credit Agreement. On October 22, 2014, the Corporate Credit Agreement was terminated.

On October 22, 2014, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnerships., as borrowers, entered into a new credit agreement (the “New Corporate Credit Agreement”) with certain lending institutions and HSBC Bank USA, National Association, as Administrative Agent.  The New Corporate Credit Agreement provides the borrowers with a senior unsecured multicurrency revolving credit facility  in an aggregate principal amount of $1.0 billion, as of the closing date, with the option to request an increase in the facility amount of up to an additional $250 million, for an aggregate principal amount of $1.25 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders.  The credit facility is a five-year facility, scheduled to mature on October 22, 2019, with the borrowers’ option to extend the maturity date, subject to the consent of the applicable lenders, and the borrowers may prepay, terminate or reduce the commitments under the credit facility at any time without penalty.  Interest on borrowings under the credit facility will be based on either London Interbank Offered Rate (LIBOR) or Alternate Base Rate, with the applicable margin per annum based on a corporate ratings-based pricing grid ranging from 69 basis points to 120 basis points (for LIBOR borrowings). Borrowings under the credit facility are guaranteed by KKR & Co. L.P. and any other entity (other than the borrowers) that guarantees the 2020 Senior Notes, 2043 Senior Notes or the 2044 Senior Notes.  As of October 31, 2014, a letter of credit in the amount of $20.0 million was outstanding under the New Corporate Credit Agreement.

•        On February 27, 2008, KKR Capital Markets LLC entered into a credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017. In addition to extending the terms, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee. Borrowings under this facility may only be used for our capital markets business, and its only obligors are entities involved in our capital markets business, and its liabilities are non-recourse to other parts of KKR’s business. For the three and nine months ended September 30, 2014, a total of $400 million was borrowed and repaid under the KCM Credit Agreement.

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

•                  KFN has also established six 30-year trusts from 2006 through 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of trusts and mature between 2036 and 2037. Interest is payable quarterly and are fixed, floating or a combination among the six trusts. As of September 30, 2014, $283.5 million par amount was outstanding with a weighted average borrowing rate of 5.39%.

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

Common Units

•        On April 12, 2013, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 2,500,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, and (2) the amount of cash delivered in respect of awards granted pursuant to the Equity Incentive Plan that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to the registration statement unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on May 6, 2013. As of September 30, 2014, all 2,500,000 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of September 30, 2014.

•      On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, the KKR Financial Holdings LLC 2007 Share Incentive Plan (the “KFN Share Incentive Plan”) and the KKR Asset Management LLC 2011 Share Incentive Plan (the “KAM Share Incentive Plan”), and together with the Equity Incentive Plan and the KFN Share Incentive Plan, the “Plans”, and (2) the amount of cash delivered in respect of awards granted pursuant to the Plans that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. No additional equity awards will be issued under the KFN Share Incentive Plan or the KAM Share Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014. As of September 30, 2014, 861,731 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of September 30, 2014.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to: (i) continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and CLO vehicles; (ii) service debt obligations; (iii) fund cash operating expenses; (iv) pay amounts that may become due under our tax receivable agreement with KKR Holdings as described below; (v) make cash distributions in accordance with our distribution policy; (vi) underwrite and fund commitments in our capital markets business and any net capital requirements of our capital markets companies and (vii) acquire additional balance sheet assets, including the acquisition of other investment advisory and capital markets businesses. We may also require cash to fund contingent obligations including those under clawback, net loss sharing arrangements, contingent purchase price payments in connection with our acquisitions of other businesses or investments in equity stakes in other businesses or obligations in connection with the defense, prosecution, or settlement of legal claims. See “—Liquidity—Contractual Obligations, Commitments and

Contingencies on an Unconsolidated Basis.” We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund’s total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of September 30, 2014:

Uncalled Commitments
Private Markets
Energy Income and Growth Fund	$208,500
North America Fund XI	169,700
Real Estate Partners Americas	136,000
Asian Fund II	51,800
European Fund III	47,300
2006 Fund	23,400
Infrastructure	10,600
Natural Resources	8,200
Other Private Equity Funds	9,400
Co-Investment Vehicles	29,300
Total Private Markets Commitments	694,200

Public Markets
Special Situations Vehicles	89,000
Direct Lending Vehicles	64,400
Mezzanine Fund	12,200
Other Credit Vehicles	2,300
Total Public Markets Commitments	167,900

Total Uncalled Commitments	$862,100

As of September 30, 2014, KKR had unfunded commitments consisting of (i) $862.1 million, as shown above, to its active private equity and other investment vehicles, (ii) $294.1 million in connection with commitments by KKR’s capital markets business and (iii) $318.3 million relating to Merchant Capital Solutions as described below and certain other investment commitments. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Prisma Capital Partners

On October 1, 2012, KKR acquired all of the equity interests of Prisma. KKR may become obligated to make future purchase price payments in 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such years. KKR has the right in its sole discretion to pay a portion of such future purchase price payments, if any, in KKR & Co. L.P. common units rather than in cash.  During the third quarter of 2014 a portion of the obligation recorded as of June 30, 2014 was settled for $123.6 million.  Of this amount, approximately $84.1 million was settled with the issuance of KKR & Co. L.P. common units.  See “—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis.”

Merchant Capital Solutions

Merchant Capital Solutions LLC (“MCS”, formerly known as “MerchCap Solutions LLC”) is a joint venture partnership with Stone Point Capital (“Stone Point”) and CPPIB Credit Investments, Inc. (“CPPIB”). MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain principal investments to support client needs. KKR and Stone Point each committed $150 million of equity and CPPIB committed an additional $50 million to MCS to support its business. KKR’s remaining commitment is approximately $129 million as of September 30, 2014. KKR expects that certain capital markets activities for third parties (other than KKR and its portfolio companies) will be principally conducted by MCS.

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

For the three and nine months ended September 30, 2014, no cash payments were made under the tax receivable agreement. As of September 30, 2014, $1.3 million of cumulative income tax savings have been realized.

Distributions

We intend to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business, 40% of the net realized investment income of KKR (other than KFN), and 100% of the net realized investment income of KFN, in each case in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other obligations. For purposes of our distribution policy, our distributions are expected to consist of (i) FRE (as defined below), (ii) carry distributions received from our investment funds which have not been allocated as part of our carry pool, (iii) 40% of the net realized investment income from KKR (other than KFN) and (iv) 100% of the net realized investment income from KFN. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) segment non-controlling interests, and (iii) amounts determined by us to be necessary or appropriate for the conduct of our business and other matters as discussed above.

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

The following table presents our distribution calculation for the three and nine months ended September 30, 2014 and 2013 as described above.

	Quarter Ended		Nine Months Ended
($ in thousands except per unit data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cash Revenues
Fees	$309,123	$274,825	$890,983	$732,646
Realized cash carry	246,026	81,532	995,064	439,527
Net realized investment income - KKR (ex-KFN)	192,146	102,766	630,749	406,283
Net realized investment income - KFN	52,903	—	89,285	—
Total Cash Revenues	800,198	459,123	2,606,081	1,578,456

Cash Expenses
Cash compensation and benefits	108,790	92,229	309,149	247,827
Realized cash carry allocated to carry pool	98,411	32,613	398,026	175,811
Occupancy and related charges	14,458	15,674	43,404	42,063
Other operating expenses	60,272	60,884	167,384	150,541
Total Cash Expenses	281,931	201,400	917,963	616,242

Cash income (loss) before noncontrolling interests and local taxes	518,267	257,723	1,688,118	962,214

Less: local income taxes	(8,261)	(4,566)	(23,923)	(12,243)
Less: noncontrolling interests	(5,189)	(2,020)	(11,597)	(4,444)
Total Distributable Earnings	504,817	251,137	1,652,598	945,527

Less: estimated current corporate income taxes	(29,505)	(30,140)	(81,975)	(72,005)

Distributable Earnings, net of taxes	475,312	220,997	1,570,623	873,522

Less: Undistributed net realized investment income - KKR (ex-KFN) #	(115,288)	(61,660)	(378,450)	(243,770)

Distributed Earnings	$360,024	$159,337	$1,192,173	$629,752

Distributable Earnings, net of taxes per KKR & Co. L.P. common unit	$0.59	$0.32	$2.03	$1.27

Distribution per KKR & Co. L.P. common unit	$0.45	$0.23	$1.55	$0.92

Components of Distribution per KKR & Co. L.P. Common unit

After-tax FRE	$0.10	$0.10	$0.34	$0.30
Realized Cash Carry	$0.18	$0.07	$0.76	$0.38
Distributed Net Realized Investment Income - KKR (ex-KFN)	$0.10	$0.06	$0.33	$0.24
Distributed Net Realized Investment Income - KFN	$0.07	$—	$0.12	$—

Fee and yield earnings distribution per KKR & Co. L.P. common unit	$0.18	$0.10	$0.49	$0.30

Adjusted Units Eligible For Distribution	808,698,012	689,795,274

Payout Ratio	75.7%	72.1%	75.9%	72.1%

The following table provides a reconciliation of KKR’s Adjusted Units to Adjusted Units Eligible for Distribution:

	As of	As of
	September 30, 2014	December 31, 2013
Adjusted Units	837,651,175	716,676,699
Adjustments:
Unvested Common Units	(26,116,449)	(24,164,354)
Unvested Other Exchangeable Securities	(2,836,714)	—
Adjusted Units Eligible For Distribution	808,698,012	692,512,345

Net Realized Investment Income — KKR (ex - KFN)

Net realized investment income — KKR (ex-KFN) refers to net cash income from (i) realized investment gains and losses excluding certain realized investment losses to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009, (ii) dividend income, and (iii) interest income net of interest expense in each case generated by KKR (excluding KFN). This term describes a portion of KKR’s quarterly distribution and excludes net realized investment income of KFN.  Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized investment income as described above in (i) above amounted to approximately $56 million and $205 million for the nine months ended September 30, 2014 and 2013, respectively.

Net Realized Investment Income - KFN

Net realized investment income — KFN refers to net cash income from (i) realized investment gains and losses, (ii) dividend income and (iii) interest income net of interest expense less certain general and administrative expenses incurred in the generation of net realized investment income in each case generated by KFN. This term describes a portion of KKR’s quarterly distribution

Fee and Yield Earnings

Fee and yield earnings is comprised of FRE and net interest and dividends from KKR’s business segments. This measure is used by management as a measure of the cash earnings of KKR and its business segments’ investment income. We believe this measure is useful to unitholders as it provides insight into the amount of KKR’s cash earnings, significant portions of which tend to be more recurring than realized carried interest and net realized gains from quarter to quarter.

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

Total Distributable Earnings

Total distributable earnings is the sum of (i) FRE, (ii) carry distributions received from KKR’s investment funds which have not been allocated as part of its carry pool, (iii) net realized investment income — KKR (ex-KFN) and (iv) net realized investment income — KFN; less (i) applicable local income taxes, if any, and (ii) noncontrolling interests. We believe this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and amounts available for distribution to KKR unitholders. However, total distributable earnings is not a measure that calculates actual distributions under KKR’s current distribution policy. See our distribution table above for the actual cash distribution declared for the three and nine months ended September 30, 2014 and 2013.

Total distributable earnings were $504.8 million for the three months ended September 30, 2014, an increase of $253.7 million, compared to $251.1 million for the three months ended September 30, 2013. The increase was primarily attributable to an increase in realized cash carry of $164.5 million, an increase in net realized investment income of KKR (ex-KFN) of $89.4 million, and an increase in net realized investment income of KFN of $52.9 million, partially offset by an increase in realized cash carry allocated to carry pool of $65.8 million and an increase in cash compensation and benefits of $16.6 million.

Total distributable earnings were $1,652.6 million for the nine months ended September 30, 2014, an increase of $707.1 million, compared to $945.5 million for the nine months ended September 30, 2013. The increase was primarily attributable to an increase in realized cash carry of $555.5 million, an increase in net realized investment income of KKR (ex-KFN) of $224.5 million, and an increase in fees of $158.3 million, partially offset by an increase in realized cash carry allocated to carry pool of $222.2 million and an increase in cash compensation and benefits of $61.3 million.

The following table provides a reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. on a GAAP basis to ENI, FRE, Fee and Yield Earnings, Fee and Yield EBITDA, and Total Distributable Earnings:

	Three Months Ended
	September 30, 2014	September 30, 2013
	($ in thousands)
Net income (loss) attributable to KKR & Co. L.P.	$89,938	$204,740
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	100,910	300,169
Plus: Non-cash equity based charges	83,950	85,215
Plus: Amortization of intangibles and other, net	204,676	15,979
Plus: Income taxes	29,267	7,644
Economic net income (loss)	508,741	613,747
Plus: Income attributable to segment noncontrolling interests	5,189	2,020
Less: Total investment income (loss)	207,216	303,472
Less: Net carried interest	181,111	206,257
Fee related earnings	125,603	106,038
Plus: Net interests and dividends	82,254	(779)
Fee and yield earnings	$207,857	$105,259
Plus: Depreciation and amortization	3,777	3,601
Plus: Core interest expense	23,347	16,215
Fee and yield EBITDA	$234,981	$125,075
Less: Depreciation and amortization	3,777	3,601
Less: Core interest expense	23,347	16,215
Less: Net interests and dividends	82,254	(779)
Plus: Realized cash carry, net of realized cash carry allocated to carry pool	147,615	48,919
Plus: Net realized investment income - KKR (ex-KFN)	192,146	102,766
Plus: Net realized investment income - KFN	52,903	—
Less: Local income taxes and noncontrolling interests	13,450	6,586
Total distributable earnings	$504,817	$251,137

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2014 on an unconsolidated basis before the consolidation of funds and CLOs:

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$862.1	$—	$—	$—	$862.1
Debt payment obligations (2)	—	—	—	2,157.3	2,157.3
Interest obligations on debt (3)	130.6	251.1	245.1	2,121.8	2,748.6
Underwriting commitments (4)	245.4	—	—	—	245.4
Lending commitments (5)	48.7	—	—	—	48.7
Other commitments (6)	318.3	—	—	—	318.3
Lease obligations	51.4	97.7	78.6	70.5	298.2
Total	$1,656.5	$348.8	$323.7	$4,349.6	$6,678.6

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

(2)                                 Represents the 2020 Senior Notes, 2043 Senior Notes, 2044 Senior Notes, KFN 2041 Senior Notes, KFN 2042 Senior Notes and KFN Junior Subordinated Notes which are presented gross of unamortized discounts and net of unamortized premiums.  KFN’s debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2014 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2014, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2014, a payable of $123.2 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2014, approximately $7.6 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement.”

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of September 30, 2014, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $38.6 million.

The commitment table above excludes amounts recorded for litigation matters. See “Financial Statements — Note 16 “Commitments and Contingencies.”

In the normal course of business, we enter into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of our consolidated funds and KFN have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that we have made. Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred. However, based on prior experience, we expect the risk of material loss to be low.

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of September 30, 2014, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2014 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,121.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of September 30, 2014, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $284.2 million as of September 30, 2014.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of September 30, 2014. Using valuations as of September 30, 2014, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to principals who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CLOs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2014. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds and CLOs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)

Uncalled commitments to investment funds (1)	$15,566.2	$—	$—	$—	$15,566.2
Debt payment obligations (2)	263.5	355.6	1,326.6	8,453.8	10,399.5
Interest obligations on debt (3)	290.2	528.5	481.4	2,680.0	3,980.1
Underwriting commitments (4)	245.4	—	—	—	245.4
Lending commitments (5)	48.7	—	—	—	48.7
Other commitments (6)	318.3	—	—	—	318.3
Lease obligations	51.4	97.7	78.6	70.5	298.2
Total	$16,783.7	$981.8	$1,886.6	$11,204.3	$30.856.4

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

(2)                                 Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $1.5 billion gross of unamortized discount, (ii) KFN 2041Senior Notes and KFN 2042 Senior Notes of $0.4 billion, net of unamortized premium, (iii) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of enhancing returns or providing liquidity to the funds of $0.9 billion and (v) debt securities issued by our consolidated CLOs of $7.3 billion. KFN’s debt obligations are non-recourse to KKR beyond the assets of KFN.  Debt securities issued by consolidated CLOs are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)                                 These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2014 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2014, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2014, a payable of $123.2 million has been recorded in due to affiliates in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2014, approximately $7.6 million of cumulative cash payments have been made under the tax receivable agreement. See “—Liquidity Needs—Tax Receivable Agreement.”

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of September 30, 2014, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $38.6 million.

The commitment table above excludes amounts recorded for litigation. See “Financial Statements — Note 16 “Commitments and Contingencies.”

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $1.5 billion and $1.8 billion during the nine months ended September 30, 2014 and 2013, respectively. These amounts primarily included: (i) proceeds from sales of investments and principal payments net of purchases of investments by our funds and CLOs of $1.4 billion and $0.9 billion during the nine months ended September 30, 2014 and 2013, respectively; (ii) net realized gains (losses) on investments of $4.8 billion and $2.4 billion during the nine months ended September 30, 2014 and 2013, respectively; and (iii) change in unrealized gains (losses) on investments of $(0.6) billion and $2.2 billion during the nine months ended September 30, 2014 and 2013, respectively. Certain KKR funds and CLOs are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $165.9 million and $34.2 million during the nine months ended September 30, 2014 and 2013, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $6.4 million and $7.9 million, a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $20.8 million and $42.1 million during the nine months ended September 30, 2014 and 2013, respectively as well as cash acquired, net of cash paid for acquisitions of $151.5 million for the nine months ended September 30, 2014.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $(1.5) billion and $(1.9) billion during the nine months ended September 30, 2014 and 2013, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(2.0) billion and $(2.5) billion during the nine months ended September 30, 2014 and 2013, respectively; (ii) proceeds received net of repayment of debt obligations of $1.0 billion and $0.9 billion during the nine months ended September 30, 2014 and 2013, respectively; and (iii) distributions to our partners of $(592.1) million and $(365.3) million during the nine months ended September 30, 2014 and 2013, respectively.

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 10.1% of total investments measured and reported at fair value as Level I at September 30, 2014.

Level II

Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 21.2% of total investments measured and reported at fair value as Level II at September 30, 2014.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and credit investments for which a sufficiently liquid trading market does not exist. We classified 68.7% of total investments measured and reported at fair value as Level III at September 30, 2014. The valuation of our Level III investments at September 30, 2014 represents management’s best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

Financial assets and liabilities categorized as Level III consist primarily of the following:

Private Equity Investments:    We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Other inputs are also used in both methodologies. For valuations determined for periods other than at year end, various inputs may be estimated prior to the end of the relevant period. Also, as discussed in greater detail under “—Business Environment,” a change in interest rates could have a significant impact on valuations. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates.  In addition, when a definitive agreement has been executed to sell an investment, KKR generally considers a significant determinant of fair value to be the consideration to be received by KKR pursuant to the executed definitive agreement.

Upon completion of the valuations conducted using these methodologies, a weighting is ascribed to each method, and an illiquidity discount is typically applied where appropriate. The ultimate fair value recorded for a particular investment will generally be within a range suggested by the two methodologies, except that the value may be higher or lower than such range in the case of investments being sold pursuant to an executed definitive agreement.

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 51.2% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2014, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for our Level III private equity investments were 33% and 33% and 34%, respectively. As of September 30, 2014, we believe that the approach of using the market multiples methodology, the discounted cash flow methodology and valuations based on pending sales resulted in valuations of our aggregate Level III private equity portfolio that were only marginally higher than if only the discounted cash flow methodology or the market comparables methodology had been used.

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

Real Assets Investments:    For energy and infrastructure investments, we generally utilize a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment, commodity prices and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. For real estate investments, we generally utilize a combination of direct income capitalization and discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in these methodologies include an unlevered discount rate and terminal capitalization rate. The valuations of real assets investments also use other inputs. Certain investments in real estate and energy generally do not include a minimum illiquidity discount.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit (including investments held by consolidated CLOs) and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams for energy, infrastructure and real estate investments contain investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations annually for all Level III investments in Private Markets and quarterly for investments other than investments which fall below pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of our Level III Private Markets investments. For most investments classified as Level III in credit, in general, an independent valuation firm is engaged by us to provide third party valuations, or ranges of valuations from which our investment professionals select a preliminary valuation, or an independent valuation firm is engaged by us to perform certain procedures in order to assess the reasonableness of our valuations. Credit investments, which in the aggregate comprise less than 5% of the total value of our Level III credit investments, are not valued with the engagement of an independent valuation firm. All preliminary valuations in Private Markets and credit are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm’s management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

As of September 30, 2014, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of Private Markets investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under “—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities.” Based on the investments of our private equity funds as of September 30, 2014, we estimate that an immediate 10% decrease in the fair value of the funds’ investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments.

As of September 30, 2014, investments which represented greater than 5% of consolidated investments consisted of Alliance Boots GmbH and First Data Corporation valued at $5.1 billion and $3.4 billion, respectively. On a segment basis, as of September 30, 2014, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and Alliance Boots GmbH valued at $998.7 million and $690.6 million, respectively.

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

Recognition of Carried Interest in the Statement of Operations

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

Prior to the KPE Transaction, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of September 30, 2014. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and principals who participate in the carry pool.

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

Recently Issued Accounting Pronouncements

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters,” which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. This guidance was effective as of January 1, 2014. The adoption of this guidance did not have a material impact on KKR’s financial statements for the three and nine months ended September 30, 2014.

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

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on KKR’s financial statements.

Measurement of Financial Assets and Liabilities - Consolidated Collateralized Financing Entities

In August 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity” (“CFE”), such as CLOs. This standard provides that an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE should be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption will be permitted. KKR is currently evaluating the impact on its consolidated financial statements.

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

Exchange Rate Risk

KFN makes investments that are denominated in a foreign currency through which it may be subject to foreign currency exchange risk. As of September 30, 2014, $267.2 million, or 3.9%, of KFN’s corporate debt portfolio was denominated in foreign currencies, of which 85.0% was denominated in euros. In addition, as of September 30, 2014, $119.8 million, or 13.1%, of KFN’s interests in joint ventures and other assets, which includes its equity investments at estimated fair value, was denominated in foreign currencies, of which 39.9% was denominated in euros, 30.5% was denominated in the British pound sterling and 16.8% was denominated in Canadian dollars.  Substantially all of the aforementioned investments are held outside of CLO vehicles and funds and are therefore held directly by KFN. Accordingly, movements in foreign currency exchange rates will impact net income attributable to KKR & Co. L.P. more significantly than if such investments were held through a CLO vehicle or a fund.  In order to minimize this foreign currency risk, KFN uses derivative instruments from time to time, including foreign exchange options and forward contracts. As of September 30, 2014, the net contractual notional amount of the foreign exchange options and forward contracts held by KFN totaled $372.0 million.

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

Interest rate risk impacts KFN’s interest income, interest expense, prepayments, as well as the fair value of investments, interest rate derivatives and liabilities.  As of September 30, 2014, KFN held approximately $6.6 billion of floating rate assets and approximately $4.8 billion of net floating rate liabilities.  A substantial portion of these amounts are held by consolidated CLOs.  Accordingly, the impact to net income attributable to KKR & Co. L.P. of movements in interest rates is limited to the amount of residual interests KFN holds in consolidated CLOs as well as the amount of interest rate sensitive assets and liabilities that are held directly by KFN.  In order to minimize interest rate risk, KFN seeks to fund its variable rate investments with variable rate borrowings with similar interest rate reset frequencies and also uses interest rate derivatives.  As of September 30, 2014, KFN held interest rate swaps with a contractual notional amount of $442.8 million, of which $317.8 million was related to interest rate swaps held through certain consolidated CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with KFN’s floating rate junior subordinated notes.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures :  We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting : There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATE: November 6, 2014

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013; (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and September 30, 2013, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (vi) the Notes to the Consolidated Financial Statements.

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