Form 10-K
period 2014-12-31
KKR & Co. L.P.
filed 2015-02-27
CIK 1404912

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2014, was approximately $9.9 billion.

         As of February 20, 2015, there were 433,522,550 common units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

KKR & CO. L.P.

FORM 10-K
For the Year Ended December 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the expected synergies from the acquisitions of KKR Financial Holdings LLC, Avoca Capital, Prisma Capital Partners LP, and their affiliates may constitute forward-looking statements that are subject to the risk that the benefits and anticipated synergies from such transactions are not realized. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled "Risk Factors" in this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

        References to "our Managing Partner" are to KKR Management LLC, which acts as our general partner and unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals in respect of the carried interest from KKR's business as part of our "carry pool" and certain minority interests. References to "principals" are to our senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings L.P., which we refer to as "KKR Holdings," and references to our "senior principals" are to our senior employees who hold interests in our Managing Partner entitling them to vote for the election of its directors.

        References to non-employee operating consultants include employees of KKR Capstone and are not employees of KKR. KKR Capstone refers to a group of entities that are owned and controlled by their senior management. KKR Capstone is not a subsidiary or affiliate of KKR. KKR Capstone operates under several consulting agreements with KKR and uses the "KKR" name under license from KKR.

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

        We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Financial Statements and Supplementary Data—Note 13. Segment Reporting" and later in this report under "—Economic Net Income (Loss)" and "—Segment Book Value."

        This report uses the terms total distributable earnings, net realized investment income, assets under management or AUM, fee paying assets under management or FPAUM, fee related earnings or FRE, fee and yield earnings, economic net income or ENI, equity invested, gross dollars invested and syndicated capital. You should note that our calculations of these financial measures and other financial measures may differ from the calculations of other investmenta managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. These and other financial measures are defined in the section "Management's Discussion and Analysis of Financial Condition & Results of Operations—Key Financial Measures—Segment Operating and Performance Measures" and "—Liquidity—Liquidity Needs—Distributions."

        References to "our funds" or "our vehicles" refer to investment funds, vehicles and/or accounts advised, sponsored or managed by one or more subsidiaries of KKR including CLOs, unless context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund manager in which we may acquire a non-controlling interest, including Nephila Capital Ltd. or BlackGold Capital Management L.P.

        Unless otherwise indicated, references in this report to our fully exchanged and diluted common units outstanding, or to our common units outstanding on a fully exchanged and diluted basis, reflect (i) actual common units outstanding, (ii) common units into which KKR Group Partnership Units not held by us are exchangeable pursuant to the terms of the exchange agreement described in this report, (iii) common units issuable in respect of exchangeable equity securities issued in connection with the acquisition of Avoca Capital ("Avoca"), and (iv) common units issuable pursuant to any equity awards actually issued under the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our "Equity Incentive Plan," but do not reflect common units available for issuance pursuant to our Equity Incentive Plan for which grants have not yet been made.

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading global investment firm that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, credit and hedge funds. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation in the assets we manage. We invest our own capital alongside the capital we manage for fund investors and bring debt and equity investment opportunities to others through our capital markets business.

        Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 250 private equity investments in portfolio companies with a total transaction value in excess of $505 billion. We have grown our firm by expanding our geographical presence and building businesses in new areas, such as credit, special situations, hedge funds, collateralized loan obligations ("CLOs"), capital markets, infrastructure, energy and real estate. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.

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

        We have also used our balance sheet as a significant source of capital to further grow and expand our business, increase our participation in our existing businesses and further align our interests with those of our fund investors and other stakeholders. The majority of our balance sheet consists of general partner interests in KKR investment funds, limited partner interests in certain KKR investment funds, co-investments in certain portfolio companies of KKR private equity funds and interests in CLOs, corporate loans, debt securities and energy and real estate assets acquired in connection with our acquisition of KKR Financial Holdings on April 30, 2014. Our balance sheet also holds other assets used in the development of our business, including seed capital for new strategies.

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

        Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants and senior advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. With over 75% of our fee paying assets under management not subject to redemption for at least 8 years from inception, we have significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

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

        Since our inception, one of our fundamental philosophies has been to align the interests of the firm and our principals with the interests of our fund investors, portfolio companies and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2014, we and our employees and other personnel have approximately $12.7 billion invested in or committed to our own funds and portfolio companies, including $9.3 billion funded through our balance sheet, $1.2 billion of additional commitments from our balance sheet to investment funds, $1.6 billion in personal investments and $0.6 billion of additional commitments from personal investments.

Our Segments

Private Markets

        Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of December 31, 2014, the segment had $61.5 billion of AUM and FPAUM of $47.3 billion, consisting of $38.3 billion in private equity and $9.0 billion in real assets (including infrastructure, energy and real estate) and other strategies. Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

 Private Markets Assets Under Management(1)
($ in billions)

(1)
For the years 2006 through 2008, assets under management are presented pro forma for the KPE Transaction, and therefore, exclude the net asset value of KPE and its former commitments to our investment funds.

(2)
As of December 31, 2014, our AUM excluded approximately $0.3 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.8 billion in commitments in connection with other infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

        The table below presents information as of December 31, 2014 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after December 31, 2014.

	Investment Period(1)		Amount
Private Markets	Commencement Date	End Date	Commitment(2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost(3)	Remaining Fair Value
Private Equity Funds
European Fund IV	12/2014	12/2020	$1,609.8	$1,609.8	12.0%	$—	$—	$—	$—
Asian Fund II	4/2013	4/2019	5,825.0	4,065.0	1.3%	1,760.0	—	1,760.0	2,180.0
North America Fund XI	9/2012	9/2018	8,718.4	4,535.3	2.9%	4,183.1	205.6	4,183.1	5,308.1
China Growth Fund	11/2010	11/2016	1,010.0	507.5	1.0%	502.5	42.4	485.0	540.5
E2 Investors (Annex Fund)	8/2009	11/2013	208.7	12.9	4.6%	195.8	163.1	36.1	152.2
European Fund III	3/2008	3/2014	6,177.4	693.7	4.6%	5,483.7	3,635.6	3,848.3	4,797.3
Asian Fund	7/2007	4/2013	3,983.3	168.0	2.5%	3,815.3	4,192.9	2,405.3	3,632.2
2006 Fund	9/2006	9/2012	17,642.2	553.1	2.1%	17,089.1	13,758.1	9,782.6	15,886.9
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	5,559.5	1,470.3	2,487.2
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	11,342.9	1,318.7	2,288.0
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,736.6	—	40.9

Total Private Equity Funds			60,011.0	12,145.3		47,865.7	47,636.7	25,289.4	37,313.3
Co-Investment Vehicles	Various	Various	3,462.0	786.5	Various	2,675.5	1,034.7	2,356.4	3,058.4

Total Private Equity			63,473.0	12,931.8		50,541.2	48,671.4	27,645.8	40,371.7

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,476.1	12.8%	498.1	78.1	467.0	352.6
Natural Resources Fund	Various	Various	889.5	72.0	Various	817.5	96.6	742.9	273.7
Global Energy Opportunities	Various	Various	1,032.5	909.1	Various	123.4	27.7	118.8	53.5
Infrastructure Fund	9/2011	10/2014	1,040.7	153.1	4.8%	887.6	81.8	887.6	922.0
Infrastructure Fund II	10/2014	10/2020	1,990.7	1,940.3	6.3%	50.4	—	50.4	47.2
Infrastructure Co-Investments	Various	Various	1,104.5	—	Various	1,104.5	296.6	1,104.5	1,470.6
Real Estate Partners Americas	5/2013	12/2016	1,330.2	790.0	16.3%	540.2	229.8	438.8	484.0

Real Assets			9,362.3	5,340.6		4,021.7	810.6	3,810.0	3,603.6

Private Markets Total			$72,835.3	$18,272.4		$54,562.9	$49,482.0	$31,455.8	$43,975.3

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2014, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners' investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

Performance

        We take a long-term approach to Private Markets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and IRRs when deploying capital in these transactions. We have more than doubled the value of capital that we have invested in our Private Markets investment funds, turning $67.1 billion of capital into $137.8 billion of value from our inception in 1976 to December 31, 2014. Over this same period, the value of capital that we have invested in our Private Markets investment funds and that has been realized and partially realized has grown from $39.4 billion to $106.2 billion .

Amount Invested and Total Value for Private Markets Investment Funds As of December 31, 2014
Total Investments	Realized/Partially Realized Investments

        From our inception in 1976 through December 31, 2014, our investment funds with at least 36 months of investment activity generated a cumulative gross IRR of 26.0%, compared to the 11.9% and 9.1% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and our returns assume reinvestment of distributions and do not reflect any fees or expenses. Such past performance, however, may not be representative of performance in any given period. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the most recent downturn, the investments in certain of our private equity funds at the time were marked down to 67% of original cost. For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition." and "—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds or of our future results or of any returns on our common units."

        The tables below present information as of December 31, 2014 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since December 31, 2014 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

			Fair Value of Investments
	Amount
					Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital**
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized
	($ in millions)
Total Investments
Legacy Funds(1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1

Subtotal—Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1

Included Funds
European Fund (1999)(2)	3,085.4	3,085.4	8,736.6	40.9	8,777.5	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	11,342.9	2,288.0	13,630.9	22.3%	16.3%	2.3
European Fund II (2005)(2)	5,750.8	5,750.8	5,559.5	2,487.2	8,046.7	5.6%	3.9%	1.4
2006 Fund (2006)	17,642.2	17,089.1	13,758.1	15,886.9	29,645.0	11.5%	8.7%	1.7
Asian Fund (2007)	3,983.3	3,815.3	4,192.9	3,632.2	7,825.1	20.1%	14.6%	2.1
European Fund III (2008)(2)	6,177.4	5,483.7	3,635.6	4,797.3	8,432.9	15.9%	9.9%	1.5
E2 Investors (Annex Fund) (2009)(2)	208.7	195.8	163.1	152.2	315.3	14.1%	11.8%	1.6
China Growth Fund (2010)	1,010.0	502.5	42.4	540.5	582.9	6.6%	0.2%	1.2
Natural Resources Fund (2010)	889.5	817.5	96.6	273.7	370.3	–49.2%	–52.5%	0.5
Infrastructure Fund (2011)	1,040.7	887.6	81.8	922.0	1,003.8	8.0%	6.7%	1.1
North America Fund XI (2012)(3)	8,718.4	4,183.1	205.6	5,308.1	5,513.7	N/A	N/A	N/A
Asian Fund II (2013)(3)	5,825.0	1,760.0	—	2,180.0	2,180.0	N/A	N/A	N/A
Real Estate Partners Americas (2013)(3)	1,330.2	540.2	229.8	484.0	713.8	N/A	N/A	N/A
Energy Income and Growth Fund (2013)(3)	1,974.2	498.1	78.1	352.6	430.7	N/A	N/A	N/A
Infrastructure Fund II (2014)(3)	1,990.7	50.4	—	47.2	47.2	N/A	N/A	N/A
European Fund IV (2014)(2)(3)	1,609.8	—	—	—	—	N/A	N/A	N/A

Subtotal—Included Funds	67,236.3	50,659.5	48,123.0	39,392.8	87,515.8	15.2%	11.0%	1.7

All Funds	$83,710.8	$67,134.0	$98,392.3	$39,392.8	$137,785.1	26.0%	19.2%	2.1

			Fair Value of Investments
	Amount
					Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital**
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized
	($ in millions)
Realized/Partially Realized
Investments(4)
Legacy Funds(1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1

Subtotal—Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1

Included Funds
European Fund (1999)(2)	3,085.4	3,085.4	8,736.6	40.9	8,777.5	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	4,518.2	10,934.1	1,479.8	12,413.9	33.5%	25.9%	2.7
European Fund II (2005)(2)	5,750.8	5,096.8	5,559.5	2,487.2	8,046.7	7.6%	6.4%	1.6
2006 Fund (2006)	17,642.2	5,273.5	12,903.7	3,605.1	16,508.8	25.5%	23.1%	3.1
Asian Fund (2007)	3,983.3	1,657.7	4,059.6	612.6	4,672.2	27.8%	24.3%	2.8
European Fund III (2008)(2)	6,177.4	2,150.2	3,547.8	949.3	4,497.1	20.9%	17.7%	2.1
E2 Investors (Annex Fund) (2009)(2)	208.7	67.5	163.1	23.2	186.3	26.3%	25.8%	2.8
China Growth Fund (2010)	1,010.0	17.5	28.5	—	28.5	33.5%	33.5%	1.6
Natural Resources Fund (2010)	889.5	817.5	96.6	273.7	370.3	–49.2%	–52.5%	0.5
Infrastructure Fund (2011)	1,040.7	28.1	26.5	46.3	72.8	60.6%	60.6%	2.6
North America Fund XI (2012)(4)	8,718.4	—	—	—	—	—	—	—
Asian Fund II (2013)(4)	5,825.0	—	—	—	—	—	—	—
Real Estate Partners Americas (2013)	1,330.2	229.4	221.4	137.8	359.2	64.4%	54.9%	1.6
Energy Income and Growth Fund (2013)(4)	1,974.2	—	—	—	—	—	—	—
Infrastructure Fund II (2014)(4)	1,990.7	—	—	—	—	—	—	—
European Fund IV (2014)(4)	1,609.8	—	—	—	—	—	—	—

Subtotal—Included Funds	67,236.3	22,941.8	46,277.4	9,655.9	55,933.3	23.3%	19.5%	2.4

All Realized/Partially Realized Investments	$83,710.8	$39,416.3	$96,546.7	$9,655.9	$106,202.6	26.0%	21.1%	2.7

(1)
These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund) and European Fund IV include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million and €953.8 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2014 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to December 31, 2014. None of the North America Fund XI, Asian Fund II, Real Estate Partners Americas, Energy Income and Growth Fund, Infrastructure Fund II or European Fund IV have invested for at least 36 months as of December 31, 2014. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
Investments are considered partially realized when realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. None of the North America Fund XI, Asian Fund II, Energy Income and Growth Fund, Infrastructure Fund II or European Fund IV have realized a material portion of invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

*
IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period. Net IRRs presented under Total Investments are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees. Net IRRs presented under Realized/Partially Realized Investments are calculated after giving effect to the allocation of realized and unrealized carried interest, but before payment of any applicable management fees as management fees are applied to funds, not investments. Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees. Existing KKR private equity funds may utilize financing facilities in connection with the management of capital calls to provide liquidity to such funds and may temporarily provide debt or equity financing to companies to facilitate permanent investments therein by such fund, or bridge financing. The principal amount of a bridge financing returned within 18 months is considered recyclable capital which is restored to the unused commitments of the investors in the relevant fund, and the interest paid thereon is distributed pro rata. If a bridge financing is not refunded within 18 months, it is considered to be a permanent investment in the company from the date of the original investment. In addition, commencing with KKR European Fund II, any portion of a permanent investment returned within 13 months or 18 months for some of our newer funds is considered recyclable capital and is restored to the unused commitments of the investors in the relevant fund. For the purposes of calculating the internal rates of return and multiples of invested capital herein, recyclable capital (both principal repaid for bridge financings and permanent investments returned within 13 or 18 months, as applicable) and any related interest income has been disregarded.

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

Private Equity

        We are a world leader in private equity, having raised 19 funds with approximately $76.5 billion of capital commitments through December 31, 2014. We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages a sizeable team of operating consultants, who work exclusively with our investment professionals and portfolio company management teams and otherwise at our direction, as well as senior advisors, many of whom are former chief executive officers and leaders of the business community.

Portfolio

        The following chart presents information concerning the amount of capital invested by private equity funds by geography through December 31, 2014. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple geographies.

Dollars Invested by Geography
(European Fund and Subsequent Funds
as of December 31, 2014)

        Our current private equity portfolio consists of over 90 companies with approximately $200 billion of annual revenues. These companies are headquartered in 21 countries and operate in 18 general industries which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.

Investment Approach

        Our approach to making private equity investments focuses on achieving multiples of invested capital and attractive risk-adjusted IRRs by selecting high- quality investments that may be made at attractive prices, applying rigorous standards of due diligence when making investment decisions, implementing strategic and operational changes that drive growth and value creation in acquired businesses, carefully monitoring investments, and making informed decisions when developing investment exit strategies.

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

        To enhance our ability to identify and consummate private equity investments, we have organized our investment professionals in industry-specific teams. Our industry teams work closely with our operating consultants and other advisors to identify businesses that can be grown and improved. These teams conduct their own primary research, develop a list of industry themes and trends, identify companies and assets in need of operational improvement, and seek out businesses and assets that they believe will benefit from our involvement. They possess a detailed understanding of the economic drivers, opportunities for value creation, and strategies that can be designed and implemented to improve companies across the industries in which we invest.

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

Realizing Investments

        We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2014, the firm has generated approximately $98.4 billion of cash proceeds from the sale of our private equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.

Private Equity Fund Structures

        The private equity funds that we sponsor and manage have finite lives and investment periods. Each fund is organized as one or more partnerships, and each partnership is controlled by a general partner. Private equity fund investors are limited partners who agree to contribute a specified amount of capital to the fund from time to time for use in qualifying investments during the investment period, which generally lasts up to six years depending on how quickly capital is deployed. The investment period for certain funds may be terminated upon supermajority vote (based on capital commitment) of the fund's limited partners or by the fund's advisory committee. The term of our private equity funds generally last for 10 to 12 years and may last up to 15 years from the date of the fund's first or last investment, subject to a limited number of extensions with the consent of the limited partners or the applicable advisory committee. Given the length of the investment periods and terms of our private equity funds and the limited conditions under which such periods can be terminated and commitments may be withdrawn, the AUM of our private equity funds provide a long-term stable capital base.

        Each private equity fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments. Our newer private equity funds, the North America Fund XI, Asian Fund II and European Fund IV have a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Such performance hurdles are subject to a catch-up allocation to the general partner after the hurdle has been reached. Our earlier private equity funds do not include a performance hurdle. The timing of receipt of carried interest in respect of investments of our carry funds is dictated by the terms of the partnership agreements that govern such funds, and is distributed to the general partner of a private equity fund only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity" for a discussion of netting holes. Net realized profit or loss is not netted between or among funds except for the Annex Fund as discussed below under "—Other Private Equity Investment Vehicles—E2 Investors (Annex Fund)". In addition, the agreements governing KKR's private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. Our newer private equity funds do not have a net loss sharing provision. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Clawback Provision", "Management's Discussion and Analysis of Financial Condition—Critical Accounting Policies—Net Loss Sharing Provision" and "Risk Factors—The "clawback" or "net loss sharing" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."

        We enter into management agreements with our private equity funds pursuant to which we receive management fees in exchange for providing the funds with management and other services. Gross management fees for our private equity funds generally range from 1% to 2% of committed capital during the fund's investment period and is generally 0.75% to 1.25% of invested capital after the expiration of the fund's investment period with subsequent reductions over time, which causes the fees to be reduced as investments are liquidated. These management fees are paid by private equity fund investors, who generally contribute capital to the fund in order to allow the fund to pay the fees to us. Our private equity funds generally require that management fees be returned to fund investors before a carried interest may be paid.

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

Real Assets

Energy

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

        Since the launch of the KKR Natural Resources Fund, we have invested in our capabilities, both with respect to our team of investment professionals and our relationships with technical partners. With these capabilities, we have expanded our energy strategy to target real asset investment opportunities across the upstream and midstream segments of the oil and gas industry. As part of this effort, we have completed investments in oil and gas drilling development transactions with operating companies and have also acquired mineral and royalty interests. We invest in various of these energy strategies through our newest energy fund, the KKR Energy Income and Growth Fund. As of December 31, 2014, we have received $2.9 billion of capital commitments to our energy funds and $1.0 billion of capital commitments to this strategy through separately managed accounts.

        Our energy business aims to deliver current returns to fund investors through distributions generated by producing and selling oil and natural gas reserves and providing fund investors with exposure to commodity prices and the optionality of future drilling and production. We work closely with external teams of technical and operational experts to assist in the selection, evaluation and operation of investments.

Infrastructure

        We manage investments in infrastructure assets and began investing through our first dedicated infrastructure fund, KKR Global Infrastructure Investors L.P., in 2011. We believe that the global infrastructure market provides an opportunity for the firm's combination of private investment, operational improvement and stakeholder engagement skills. This strategy seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. Through this strategy we have made investments in parking, alternative energy, district heating and contracted electricity generation, water and wastewater and telecommunications infrastructure. As of December 31, 2014, we had received $3.0 billion of capital commitments to our infrastructure funds and $1.1 billion of capital commitments to this strategy through separately managed accounts and co-investment vehicles.

Real Estate

        The firm developed a dedicated real estate strategy beginning in 2011 using our own seed capital. We launched our first dedicated real estate fund, KKR Real Estate Partners Americas, in 2013. We are also using seed capital to pursue real estate investments in Western Europe. In addition, we have the flexibility to invest in real estate transactions across the capital structure through various vehicles, including our private equity and alternative credit funds. This platform targets real estate opportunities, including direct investments in real property, debt, special situations transactions and businesses with significant real estate holdings that can benefit from KKR's operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction specific needs, including the outright purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities. Through this strategy, we have made real estate investments in residential and commercial assets. As of December 31, 2014, we have received $1.3 billion of capital commitments through our real estate fund.

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

Real Asset Fund Structures

        Our energy, infrastructure and real estate funds generally have investment periods of up to 6 years and generally have a fund term of up to 13 years. Management fees for such funds range from 0.75% to 1.5% on commitments, invested capital or net asset value during the investment period and on invested capital or net asset value for investments thereafter, subject to certain adjustments. These funds generally have performance hurdles of 8% to 10% subject to a catch-up allocation to the general partner after the hurdle has been reached. Thereafter the general partners of such funds generally share in 10% to 20% of net profits realized by limited partners.

Public Markets

        We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments and long/short credit investment strategies. The funds, accounts, registered investment companies and CLOs in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC (formerly known as KKR Asset Management LLC), which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK), regulated by the United Kingdom Financial Conduct Authority, or FCA. KKR Credit Advisors (Ireland) and KKR Credit Advisors (UK) (formerly known collectively as Avoca Capital) were acquired by KKR on February 19, 2014. Our Public Markets segment also includes our hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and acquiring stakes in or seeding hedge fund managers. The funds and accounts in our hedge fund business are managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC-registered investment adviser.

        In our hedge funds stakes and seeding business, we have a 24.9% interest in Nephila Capital Ltd., or Nephila, an investment manager focused on investing in natural catastrophe and weather risk, and a 24.9% interest in BlackGold Capital Management L.P., or BlackGold, a credit-oriented investment manager focused on investing in energy and hard asset investments.

        We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

        As of December 31, 2014, this segment had $37.1 billion of AUM, comprised of $17.5 billion of assets managed in our leveraged credit strategies, $8.7 billion of assets managed in our alternative credit strategies $10.2 billion of assets managed in our hedge fund solutions strategies and $0.7 billion of assets managed in other strategies. Our alternative credit investments include $1.8 billion of assets managed in our mezzanine strategy, $2.4 billion of assets managed in our direct lending strategy, $3.5 billion of assets managed in our special situations strategies and $1.0 billion of assets managed in our long/short credit strategy. The following chart presents the growth in the AUM of our Public Markets segment from the commencement of its operations in August 2004 through December 31, 2014.

 Public Markets Assets Under Management(1)
($ in billions)

(1)
For years 2006 through 2008, assets under management are presented pro forma for the KPE Transaction and, therefore, exclude the net asset value of KPE and its former commitments to our investment funds. Assets under management of KKR Prisma and Avoca are included in the years on and after the completion of the respective acquisitions. In addition, assets managed by entities in which we hold a minority interest, such as Nephila and BlackGold, are not included.

Credit

Performance

        We generally review our performance in our credit business by investment strategy. Our leveraged credit strategies principally invest in leveraged loans and high yield bonds, or a combination of both. In certain cases these strategies have meaningful track records and may be compared to widely-known indices. The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2014. Past performance is no guarantee of future results.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	AUM	Gross Returns	Net Returns	Benchmark(1)	Benchmark Gross Returns
Bank Loans Plus High Yield(2)	Jul 2008	$3,401	9.33%	8.65%	65% S&P/ LSTA, 35% BoAML HY Master II Index(3)	6.97%
Opportunistic Credit	May 2008	1,308	14.24%	12.08%	BoAML HY Master II Index(4)	8.82%
Bank Loans(2)	Apr 2011	2,237	5.29%	4.66%	S&P/ LSTA Loan Index(5)	4.09%
High Yield(2)	Apr 2011	1,099	7.47%	6.89%	BoAML HY Master II Index(6)	6.77%
Bank Loans Conservative	Apr 2011	958	4.77%	4.15%	S&P/ LSTA BB-B Loan Index(7)	4.05%
European Securitised Loans(8)	Mar 2004	1,441	4.85%	4.05%	S&P European Leveraged Loan Index(9)	4.44%
European Leveraged Loans(8)	Sep 2009	1,665	6.23%	5.70%	CS Inst West European Leveraged Loan Index(10)	5.09%

(1)
The Benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the "S&P/LSTA Loan Index"), the Bank of America Merrill Lynch High Yield Master II Index (the "BoAML HY Master II Index"), the S&P European Leveraged Loan Index (the "ELLI") and Credit Suisse Institutional Western European Leveraged Loan Index (the "CS Inst European Leveraged Loan Index"). The S&P/LSTA Loan Index is an index that comprises all loans that meet the inclusion criteria and that have marks from the LSTA/LPC mark-to-market service. The inclusion criteria consist of the following: (i) syndicated term loan instruments consisting of term loans (both amortizing and institutional), acquisition loans (after they are drawn down) and bridge loans; (ii) secured; (iii) U.S. dollar denominated; (iv) minimum term of one year at inception; and (v) minimum initial spread of LIBOR plus 1.25%. The BoAML HY Master II Index is a market value weighted index of below investment grade U.S. dollar denominated corporate bonds publicly issued in the U.S. domestic market. "Yankee" bonds (debt of foreign issuers issued in the U.S. domestic market) are included in the BoAML HY Master II Index provided that the issuer is domiciled in a country having investment grade foreign currency long-term debt rating. Qualifying bonds must have maturities of one year or more, a fixed coupon schedule and minimum outstanding of US$100 million. In addition, issuers having a credit rating lower than BBB3, but not in default, are also included. The ELLI is based upon Euro denominated facilities. The index reflects the market-weighted performance of institutional leveraged loan portfolios investing in European credits. All the index components are loans syndicated to European loan investors. The ELLI series uses real-time market weightings, spreads and interest payments. The Index was calculated monthly from January 1, 2002 to January 1, 2004; then weekly until May 2, 2013, and is currently calculated daily. The CS Inst European Leveraged Loan Index contains only institutional loan facilities priced above 90, excluding TL and TLa facilities and loans rated CC, C or in default. It is designed to more closely reflect the investment criteria of institutional investors. While the returns of these strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of these strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations or expenses. It is not possible to invest directly in unmanaged indices.

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

(8)
The AUM amounts reflected have been converted to U.S. dollars based on the exchange rate prevailing on December 31, 2014. The returns presented are calculated based on local currency.

(9)
Performance is based on a composite of portfolios that primarily invest in CLOs. The Benchmark used for purposes of comparison for the European Securitized Loans strategy is based on the S&P European Leveraged Loan Index.

(10)
Performance is based on a composite of portfolios that primarily invest in higher quality leveraged loans. The Benchmark used for purposes of comparison for the European Senior Loans strategy is based on the CS Inst West European Leveraged Loan Index.

        Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds. The following table presents information regarding our Public Markets alternative credit vehicles where investors are subject to capital commitments from inception to December 31, 2014. Our other alternative credit strategies have begun investing more recently and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

Alternative Credit Strategies: Fund Performance

				Fair Value of Investments
		Amount
	Inception Date			Realized Value	Unrealized Value	Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital**
Public Markets Investment Funds		Commitment	Investment
		($ in Millions)
Special Situations Fund	Dec-12	$2,017.9	$1,813.3	$53.5	$2,096.3	$2,149.8	22.6%	14.7%	1.2
Mezzanine Partners	Mar-10	1,022.8	753.8	248.2	759.3	1,007.5	16.9%	10.2%	1.3
Lending Partners	Dec-11	414.3	414.3	93.0	412.6	505.6	12.5%	10.1%	1.2
Lending Partners II	Jun-14	1,046.4	517.3	—	522.2	522.2	n/a	n/a	n/a

All Funds		$4,501.4	$3,498.7	$394.7	$3,790.4	$4,185.1			1.2

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

Due Diligence and the Investment Decision

        Once a potential investment has been identified, our investment professionals screen the opportunity and make a preliminary determination concerning whether we should proceed with further diligence. When evaluating the suitability of an investment for our funds, we typically employ a relative value framework and subject the investment to due diligence. This review considers, as appropriate, expected returns, capital structure, credit ratings, historical and projected financial data, the issuer's competitive position, the quality and track record of the issuer's management team, margin stability, and industry and company trends. Investment professionals use the services of outside advisors and industry experts as appropriate to assist them in the due diligence process and, when relevant and permitted, leverage the knowledge and experience of our Private Markets investment professionals. Strategy-specific investment committees monitor all due diligence practices.

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

Credit Strategies and Vehicles

KFN

        KKR Financial Holdings LLC, or KFN, is a specialty finance company that through its majority-owned subsidiaries finances and invests in financial assets. On April 30, 2014, KKR completed its acquisition of KFN pursuant to a merger agreement at which time KFN's common shares were delisted from the New York Stock Exchange and KFN became a subsidiary of KKR. While KFN has historically formed part of our Public Markets business, subsequent to the merger, on a segment basis, the financial results of KFN are included within each of the Private Markets segment, Public Markets segment and Capital Markets and Other segment, based on the character of each asset of KFN. The majority of KFN's holdings consist of corporate loans and high yield debt securities held in CLO transactions that are structured as on-balance sheet securitizations and are used as long term financing for its investments in corporate debt. The corporate loans held by KFN are typically purchased via assignment or participation in the primary or secondary market. Additionally, KFN, through its subsidiaries has made additional investments in other asset classes including energy, specialty finance and real estate.

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

        Leveraged Credit.    Our leveraged credit strategies are principally directed at investing in leveraged loans, high-yield bonds or a combination of both. Our opportunistic credit strategy seeks to deploy capital across investment themes that take advantage of credit market dislocations, spanning asset types and liquidity profiles. These leveraged credit strategies are pursued primarily through separately managed accounts and registered investment companies, with a smaller amount of capital residing in funds. We are entitled to receive a fee for managing these vehicles.

        Structured Credit Vehicles.    We manage structured credit vehicles in the form of collateralized loan obligation transactions, or CLOs. CLOs are typically structured as bankruptcy-remote, special purpose investment vehicles which acquire, monitor and, to varying degrees, manage a pool of credit assets. The CLOs serve as long term financing for credit investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate. We may receive a fee for managing certain CLOs.

        Alternative Credit.    Our alternative credit strategies leverage the knowledge and relationships developed in the leveraged credit business. These strategies include private credit strategies such as mezzanine and distressed investing and special situations strategies. As with our leveraged credit strategy, these are pursued through a combination of separately managed accounts, a BDC and funds. For managing these accounts and funds, we are entitled to receive either fees or a combination of fees and carried interest.

          Direct Lending.    We manage investments in proprietarily sourced primarily senior debt financings for middle-market companies through our direct lending strategy. We closed our first dedicated direct lending fund, KKR Lending Partners L.P. in December 2012 and had AUM of $2.4 billion in this strategy as of December 31, 2014.

          Mezzanine.     We manage mezzanine investments primarily through a fund that invests in directly sourced third-party mezzanine transactions. These investments often consist of mezzanine debt, which generates a current yield, coupled with marginal equity exposure with additional upside potential. We closed our first dedicated mezzanine fund, KKR Mezzanine Partners L.P. in August 2011 and had AUM of $1.8 billion in this strategy as of December 31, 2014.

          Special Situations.     We seek to make opportunistic investments largely in distressed companies through our special situations investment strategy. These investments include secondary market distressed investments (including post- restructuring equity), control-oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing, structured principal investments, and other event-driven investments in debt or equity. We closed our first dedicated special situations fund, KKR Special Situations Fund L.P., in December 2013 and had AUM of $3.5 billion in this strategy as of December 31, 2014.

          Long/short credit.     Our long/short credit strategy invests across capital structures with a focus primarily on corporate credit opportunities and had AUM of $1.0 billion in this strategy as of December 31, 2014.

Products for Individual Investors

        KKR Credit Advisors (US) LLC serves as the registered investment adviser to investment companies registered under the Investment Company Act (or, in the case of the BDC we manage, as its sub-adviser), which are subject to the Investment Company Act and the rules thereunder. The management fees we receive from these registered investment companies are generally paid on a regular basis (typically monthly) and proportionately increase or decrease based on the net asset value or gross assets of the investment company. The management fees we are paid for managing these investment companies will generally be subject to contractual rights that require their board of directors to provide prior notice (or, in the case of the BDC we manage, the investment adviser) in order to terminate our investment management services.

Hedge Funds

Overview

        Our hedge fund business is comprised of customized hedge fund solutions and minority interests in other public markets managers and funds. We established our hedge fund business in October 2012 with the acquisition of Prisma Capital Partners LP through which we provide customized hedge fund portfolio and hedge fund-of-fund solutions. We expect to grow this business with the acquisition of majority and minority interests or stakes in third party hedge fund management companies or by seeding strategies with strategic hedge fund partners.

KKR Prisma

        KKR Prisma constructs and manages customized hedge fund portfolios and hedge fund-of-funds. It seeks to deliver superior performance by utilizing portfolio construction techniques and an integrated, quantitative approach to risk management. KKR Prisma takes a specialist approach by seeking leading niche hedge fund managers in various alternative investment strategies. Various strategies are offered to investors, including moderate and low-volatility, equity, credit and opportunistic, in both commingled and separate account portfolios. For the period beginning in June 2004 through December 31, 2014, our hedge fund-of-funds low volatility strategy, which consists of the majority of our hedge fund-of-funds AUM and FPAUM, generated a gross annualized return of 7.5%. As of December 31, 2014, our hedge fund-of-funds accounted for $10.2 billion of AUM.

Stakes and Seeding

        Through our hedge funds stakes and seeding business, we have a 24.9% interest in Nephila Capital Ltd., an investment manager focused on investing in natural catastrophe and weather risk, and a 24.9% interest in BlackGold Capital Management L.P., a credit-oriented investment manager focused on investing in energy and hard asset investments.

Public Markets Vehicle Structures

        The table below presents information as of December 31, 2014 relating to our Public Markets Vehicles.

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	7,571	7,328	0.50% - 1.50%	Various(1)	Various(1)	Subject to redemptions
CLO's	8,528	8,528	0.50%	Various(1)	Various(1)	10 - 14 Years(2)

Total Leveraged Credit	16,099	15,856
Alternative Credit(3)	7,543	6,643	0.75% - 1.50%(4)	10.00 - 20.00%	8.00 - 12.00%	8 - 15 Years(2)
Hedge Fund Solutions	10,156	10,151	0.50% - 1.50%	Various(1)	Various(1)	Subject to redemptions
Corporate Capital Trust(5)	3,008	3,008	1.00%	10.00%	7.00%	7 years(5)
Other	301	125	0.50% - 1.50%	Various	Various	Various

Total	$37,107	$35,783

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

Capital Markets and Other

        Our Capital Markets and Other segment is comprised primarily of our global capital markets business. Our capital markets business supports our firm, our private equity and other portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When we underwrite an offering of securities or a loan on a firm commitment basis, we commit to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When we act in an agency capacity, we generate revenue for arranging financing or placing securities or debt with capital markets investors. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and we are also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners, and non-bank financial companies, or NBFCs, in India.

Client & Partner Group

        We have a Client & Partner Group that is responsible for raising capital for us globally across all products, expanding our client relationships across asset classes and across types of fund investors, developing products to meet our clients' needs, and servicing existing fund investors and products. We also provide fundraising services to fund managers in whom we have invested through our stakes business. As of December 31, 2014, we had 80 executives and professionals dedicated to our Client & Partner Group.

        As of December 31, 2014, we had 820 investors in funds across all our strategies, which reflects the addition of over 100 investors during the year. On average, a fund investor is invested in approximately 1.6 of our products as of December 31, 2014. The following charts detail our investor base by type and geography as of December 31, 2014.

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

        There are numerous funds focused on private equity, real assets, credit and hedge fund strategies that compete for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. For example, funds focused on credit and equity strategies have become active in taking control positions in companies, while private equity funds have acquired minority equity or debt positions in publicly listed companies. This convergence could heighten competition for investments. Furthermore, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors may become more acute.

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

Employees, Consultants and Advisors

        As of December 31, 2014, we employed over 1,200 people worldwide:

Investment Professionals	335
Other Professionals	597
Support Staff	277

Total Employees(1)	1,209

(1)
Does not include consolidated consultants and other consultants who provide services to us or our funds.

Investment Professionals

        Our 335 investment professionals come from diverse backgrounds in private equity, real assets, credit, hedge funds and other asset classes and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value, and generating superior returns.

Other Professionals

        Our 597 other professionals come from diverse backgrounds in capital markets, capital raising, client services, public affairs, finance, tax, legal, compliance, human resources, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing fund investors and creating relationships with new fund investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.

KKR Capstone

        We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of 52 operating consultants at KKR Capstone, who are not KKR employees but work exclusively with our investment professionals and portfolio company management teams or our designees. With professionals in North America, Europe and the Asia-Pacific, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes. During the initial phases of an investment, KKR Capstone's work seeks to implement our thesis for value creation. These operating consultants may assist portfolio companies in addressing top-line growth, cost optimization and efficient capital allocation and in developing operating and financial metrics. Over time, this work shifts to identifying challenges and taking advantage of business opportunities that arise during the life of an investment. KKR Capstone is consolidated in KKR's financial results for GAAP purposes, but is not a subsidiary or affiliate of KKR.

Senior Advisors

        To complement the expertise of our investment professionals, we have a team of senior advisors and other advisors. While not KKR employees, they provide us with additional operational and strategic insights. The responsibilities of senior advisors include serving on the boards of our portfolio companies, helping us source and evaluate individual investment opportunities and assisting portfolio companies with operational matters. These individuals include former chief executive officers, chief financial officers and chairmen of Fortune 500 companies, as well as other individuals who have held leading positions in major corporations and public agencies worldwide.

Organizational Structure

        The following simplified diagram illustrates our organizational structure as of December 31, 2014, unless otherwise noted. Certain entities depicted below may be held through intervening entities not shown in the diagram.

(1)
KKR Management LLC serves as the general partner of KKR & Co. L.P., which is governed by a Board of Directors consisting of a majority of independent directors. KKR Management LLC does not hold any economic interests in KKR & Co. L.P. and is owned by senior KKR employees.

(2)
KKR Holdings is the holding vehicle through which certain of our current and former employees and other persons indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with applicable vesting and transfer restrictions. As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of December 31, 2014, KKR Holdings had a 46.5% interest in our business indirectly through its limited partner interests in the KKR Group Partnerships.

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

(6)
KKR Group Finance Co. III LLC is a wholly-owned subsidiary of KKR Management Holdings Corp. and the issuer of our $500 million aggregate principal amount of 5.125% Senior Notes due 2044 (the "2044 Senior Notes"), which were issued on May 29, 2014. The 2044 Senior Notes are guaranteed by KKR & Co. L.P. and the KKR Group Partnerships.

(7)
Because the income of KKR Management Holdings L.P. is likely to be primarily non-qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules, we formed KKR Management Holdings Corp., which is subject to taxation as a corporation for U.S. federal income tax purposes, to hold our KKR Group Partnership Units in KKR Management Holdings L.P. Accordingly, our allocable share of the taxable income of KKR Management Holdings L.P. will be subject to taxation at a corporate rate. KKR Management Holdings L.P., which is treated as a partnership for U.S. federal income tax purposes, was formed to hold interests in our fee generating businesses and other assets that may not generate qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules. KKR Fund Holdings L.P., which is also treated as a partnership for U.S. federal income tax purposes, was formed to hold interests in our businesses and assets that will generate qualifying income for purposes of the qualifying income exception to the publicly traded partnership rules. KKR International Holdings L.P. was formed generally to hold certain non-U.S. assets that may generate non-qualifying income under the U.S. federal income tax laws applicable to publicly traded partnerships. As of February 20, 2015, KKR International Holdings L.P. holds no assets.

(8)
KKR Management Holdings L.P. is the parent company of Kohlberg Kravis Roberts & Co. L.P., the SEC-registered investment adviser, which in turn is generally the parent company for most of KKR's other management and capital markets subsidiaries including KKR Credit Advisors (US) LLC, Prisma Capital Partners LP and KKR Capital Markets Holdings L.P., the holding company for KKR Capital Markets LLC. KKR Fund Holdings L.P. is the parent company of KKR Credit Advisors (Ireland).

(9)
40% of the carried interest earned in relation to our investment funds and carry paying co-investment vehicles is allocated to a carry pool, from which carried interest is allocable to our employees and selected other individuals. No carried interest has been allocated with respect to co-investments acquired from KPE in the KPE Transaction.

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

United States

Regulation as an Investment Adviser

        We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiaries KKR Credit Advisors (US) LLC (formerly known as KKR Asset Management LLC) and Prisma Capital Partners LP, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act. The investment advisers are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our fund investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.

        KKR Credit Advisors (US) LLC is also subject to regulation under the Investment Company Act as an investment adviser to registered investment companies. The KKR Income Opportunities Fund is a closed-end management investment company registered under the Investment Company Act. The closed-end management company and KKR Credit Advisors (US) LLC are subject to the Investment Company Act and the rules thereunder, which among other things regulate the relationship between a registered investment company and its investment adviser and prohibit or restrict principal transactions and joint transactions.

Regulation as a Broker-Dealer

        KKR Capital Markets LLC, one of our subsidiaries, is registered as a broker- dealer with the SEC under the Exchange Act and in all 50 U.S. States and U.S. territories and is a member of the Financial Industry Regulatory Authority, or FINRA. MCS Capital Markets LLC is registered as a broker- dealer with the SEC under the Exchange Act and in 35 U.S. States. As registered broker-dealers, KKR Capital Markets LLC and MCS Capital Markets LLC are subject to periodic SEC and FINRA examinations and reviews. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, use and safekeeping of customers' funds and securities, capital structure, record-keeping and retention and the conduct and qualifications of directors, officers, employees and other associated persons. These requirements include the SEC's "uniform net capital rule," which specifies the minimum level of net capital that a broker-dealer must maintain, requires a significant part of the broker- dealer's assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.

United Kingdom

        We have several subsidiaries which are authorized and regulated by the United Kingdom Financial Conduct Authority, or FCA, under the Financial Services and Markets Act 2000, or FSMA, and are authorized in the United Kingdom with permission to engage in certain specified activities. FSMA and related rules govern most aspects of investment business, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The FCA is responsible for administering these requirements and our compliance with the FSMA and related rules. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain "controlled functions" within the financial services industry of officers or employees performing such functions or other similar consequences.

        KKR Capital Markets Limited has permission to engage in a number of regulated activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. KKR Capital Markets Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area and Gibraltar. Kohlberg Kravis Roberts & Co. Partners LLP has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR Asset Management Partners LLP has permission to engage in a number of regulated activities including and advising on and arranging deals in relation to certain types of specified investments. KKR Credit Advisors (UK) has permission to advise, arrange, manage and deal as agent in certain types of investments. Prisma Capital Management International LLP is authorized to carry on any investment services and activities on a regular basis except reception and transmission of orders in relation to one or more financial instruments or investment advice.

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

        KKR Credit Advisors (Ireland) and KKR Alternative Investment Management are regulated by the Central Bank of Ireland. KKR Credit Advisors (Ireland) is authorized to carry out a number of regulated activities including receiving and transmitting orders, portfolio management and providing investment advice. KKR Alternative Investment Management is an authorized EU alternative investment manager permitted to conduct portfolio management, risk management and certain administrative activities.

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

        KKR Account Adviser (Mauritius), Ltd. is registered as a foreign portfolio investor with the Securities and Exchange Board of India, or SEBI, under the SEBI (Foreign Portfolio Investors) Regulations, 2014, pursuant to which it is permitted to make and manage investments into listed and unlisted securities of Indian issuers.

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

        KKR India Asset Finance Private Limited (formerly known as Motichand Finance Private Limited) is registered with the Reserve Bank of India as a non-deposit taking non-banking financial company and is authorized to undertake lending and financing activities.

        Daena Venture Capital Investments, Ltd. is registered with SEBI as a foreign venture capital investor, or FVCI, pursuant to which it can make certain investments in securities of Indian issuers and is incorporated as an investment holding company in Mauritius regulated by the Financial Services Commission, Mauritius.

        KKR Asia II Venture Investments Pte Ltd. is registered with SEBI as a foreign venture capital investor, or FVCI, pursuant to which it can make certain investments in securities of Indian issuers and is incorporated as an investment holding company in Singapore.

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

        While the adverse effects of that period have abated to a significant degree, there continue to be lingering signs of economic weakness, characterized by low levels of growth and high levels of unemployment and governmental deficits in major markets including the United States and Europe. While a number of policy actions have been implemented with respect to debt and banks in a number of European countries, Europe continues to experience low growth and ongoing austerity. Concerns regarding sovereign defaults and the possibility that one or more countries might leave the European Union and the Eurozone have resurfaced. Deleveraging in the developed world is continuing and likely to persist in the near-term, which may slow growth for example, in China. Although lower commodity prices, including the falling price of oil, is expected to benefit the economies of commodity importing countries, certain of our investments focused on the development of oil and natural gas properties will suffer from such a decline. In addition, it is believed that the Federal Reserve may raise interest rates in the coming year, thus raising the cost of financing and possibly slowing economic growth in the United States. Furthermore, while U.S. financial institutions have seen recent improvements, global financial institutions have generally not yet provided debt financing in amounts and on terms commensurate with what they provided prior to 2008.

        Such market and economic conditions and events are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of our investments. In addition, we may not be able to or may choose not to manage our exposure to these conditions and/or events. For example, as of March 31, 2009, the date of the lowest aggregate valuation of our private equity funds during the 2008 and 2009 financial market turmoil, the investments in the private equity funds contributed to us in the KPE Transaction were marked down to 67% of original cost, and values across all geographies declined. For example, as of March 31, 2009, the European Fund II, European

Fund III, 2006 Fund and Asian Fund had multiples of invested capital of 0.5x, 0.6x, 0.7x and 0.8x, respectively. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in net income relating to changes in market and economic conditions.

        Unfavorable market conditions may reduce opportunities for our funds to make, exit and realize value from their investments. For example, when financing is not available, it is difficult for potential buyers to raise sufficient capital to purchase assets in our funds' portfolios. Consequently, we may earn lower than expected returns on investments, which could cause us to realize diminished or no carried interest. In addition, we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds because we can generally only raise capital for a successor fund following the substantial and successful deployment of capital from the existing fund. In the event of poor performance by existing funds or during periods of unfavorable fundraising conditions, pressures by fund investors for lower fees, different fee sharing arrangements for transaction or other fees, and other concessions (for example, the inclusion of performance hurdles that require us in our newer funds, including all our newer private equity funds such as North America Fund XI, Asian Fund II and European Fund IV, to generate a specified return on investment prior to our right to receive carried interest) will likely continue and could increase. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed. In addition, successor funds raised by us when such unfavorable circumstances described above exist would also likely result in smaller funds than our comparable predecessor funds. Fund investors may also seek to redeploy capital away from certain of our credit or other non-private equity investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes or with other managers. Any of these developments could adversely affect our future revenues, net income, cash flow, financial condition or ability to retain our employees. See "—Our inability to raise additional or successor funds could have a material adverse impact on our business" and "—Our investors in future funds may negotiate to pay us lower management fees and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues."

        During periods of difficult market or economic conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we have invested may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. These companies may also have difficulty in expanding their businesses and operations or be unable to meet their debt service obligations or other expenses as they become due, including amounts payable to us. Negative financial results in our funds' portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our operating results and cash flow. To the extent the operating performance of such portfolio companies (as well as valuation multiples) deteriorate or do not improve, our funds may sell those assets at values that are less than we projected or even at a loss, thereby significantly affecting those funds' performance and consequently our operating results and cash flow and resulting in lower or no carried interest being paid to us. Adverse conditions may also increase the risk of default with respect to private equity, credit and other investments that we manage or the abandonment or foreclosure of our real asset investments. Even if economic and market conditions do improve broadly, adverse conditions in particular sectors may also cause our performance to suffer. Finally, low interest rates related to monetary stimulus, economic stagnation or deflation may negatively impact expected returns on all types of investments as the demand for relatively higher return assets increases and the supply decreases.

        In addition, our Capital Markets and Other segment generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities and credit facilities, with the size of fees generally correlated to overall transaction sizes. As a result, the conditions in financial markets as described above, as well as transaction activity in our Private Markets segment and to a lesser extent, Public Markets segment, impact both the frequency and size of fees generated by this segment.

Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.

        In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which we may have contracted to purchase. Similarly, certain of the strategies pursued using our balance sheet assets rely on the use of leverage, including the issuance of CLOs, and other secured and unsecured borrowings. Our ability to generate returns on these assets and make cash available for distribution to our unitholders would be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Similarly, our portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the operating performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, which would also likely impair the value of our investment and lead to a decrease in investment income earned by us.

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

  •
  warehouse an investment in a portfolio company or other investment for the benefit of one or more of our funds, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles;

  •
  service debt obligations, as well as any contingent liabilities that may give rise to future cash payments;

  •
  fund cash operating expenses and amounts recorded for litigation matters;

  •
  pay amounts that may become due under our tax receivable agreement with KKR Holdings;

  •
  make cash distributions in accordance with our distribution policy;

  •
  underwrite commitments within our capital markets business;

  •
  fund our equity commitment to joint ventures such as Merchant Capital Solutions LLC;

  •
  make future purchase price payments in connection with our proprietary acquisitions, such as our acquisition of Prisma and minority interest in certain hedge fund managers, including Nephila; and

  •
  acquire additional balance sheet assets, including other investment advisory and broker-dealer businesses.

        These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2014, we have approximately $1.2 billion of remaining unfunded capital commitments to our investment funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. In addition, as of December 31, 2014, we had $1.5 billion of borrowings outstanding under our credit facilities and debt securities and $1.1 billion of cash and short-term investments. This includes KFN's debt obligations of $657.3 million and KFN's 7.375% Series A LLC preferred shares of $373.8 million, which do not provide for recourse to KKR beyond the assets of KFN. While we have long-term committed financings with substantial facility limits, the terms of those facilities will expire in 2017 and 2019, and our senior notes become due in 2020, 2043 and 2044, and any borrowings thereunder will require refinancing or renewal, which could result in higher borrowing costs, or issuing equity. Depending on credit or other market conditions, we may not be able to renew all or part of these borrowings or find alternate sources of financing on commercially reasonable terms and we may not be able to raise equity. In addition, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing. In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may also put pressure on our liquidity. The holding company for our capital markets business has entered into a credit agreement that provides for revolving borrowings of up to $500 million, which can only be used in connection with our capital markets business, including placing and underwriting securities offerings. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we may be required to borrow under our credit agreement for our capital markets business to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Regulatory capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions or to allocate our capital more efficiently across our businesses. In addition, in connection with our acquisitions of Prisma and minority interests in certain hedge fund managers including Nephila, we may be obligated to make future deferred purchase price payments based on the respective performance of these businesses. In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reason, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms. For further discussion of our liquidity needs see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."

The "clawback" or "net loss sharing" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors.

        The partnership documents governing our carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of December 31, 2014, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2014 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,288.9 million.

        Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of December 31, 2014, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $277.4 million as of December 31, 2014.

        Prior to the KPE Transaction in 2009, certain of our principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that our principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of December 31, 2014. Using valuations as of December 31, 2014, no amounts are due with respect to the clawback obligation required to be funded by our principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and our principals who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify our principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Our earnings and cash flow are highly variable due to the nature of our business and we do not intend to provide earnings guidance, each of which may cause the value of interests in our business to be volatile.

        Our earnings are highly variable from quarter to quarter due to the volatility of investment returns of most of our funds and other investment vehicles and our balance sheet assets and the fees earned from our businesses. We recognize earnings on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds and for certain of our recent funds, when a performance hurdle is achieved. A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect our net income. Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. In any particular quarter, fee income may vary significantly due to the receipt of termination fees or fees received by our Capital Markets business from syndications, in particular large equity syndications. While these events occur periodically, they generally do not occur every quarter and their size and frequency are variable. Fees for the years ended December 31, 2012, 2013 and 2014 were $568.4 million, $762.5 million and $1,110.0 million, respectively. We may create new funds or investment products or vary the terms of our funds or investment products (for example our newer funds include performance hurdles), which may alter the composition or mix of our income from time to time. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. In addition, our earnings and cash flows are dependent in part on the performance of KFN and is subject to the risks to KFN's businesses as described elsewhere in the report. Although KFN is a subsidiary of KKR, KFN has its own indebtedness and preferred shares outstanding. The terms of its indebtedness and preferred shares impose limitations on KFN's current and future operations and may restrict its ability to make distributions to KKR. Net income (loss) attributable to KKR & Co. L.P. for the years ended December 31, 2012, 2013 and 2014 was $560.8 million, $691.2 million and $477.6 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.

        The timing and receipt of carried interest from our investment funds are unpredictable and will contribute to the volatility of our cash flows. For example, with respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. Carried interest payments from investments depend on our funds' performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering or other exit. To the extent an investment is not profitable, no carried interest will be received from our funds with respect to that investment and, to the extent such investment remains unprofitable, we will only be entitled to a management fee on that investment. Furthermore, certain vehicles and separately managed accounts may not provide for the payment of any carried interest at all. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. We cannot predict when, or if, any realization of investments will occur. In addition, if finance providers, such as commercial and investment banks, make it difficult for potential purchasers to secure financing to purchase companies in our investment funds' portfolio, it may decrease potential realization events and the potential to earn carried interest. A downturn in the equity markets would also make it more difficult to exit investments by selling equity securities. If we were to have a realization event in a particular quarter, the event may have a significant impact on our cash flows during the quarter that may not be replicated in subsequent quarters. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our investment income, which could further increase the volatility of our quarterly results.

        The timing and receipt of carried interest also varies with the life cycle of certain of our funds. Our carry paying funds that have completed their investment periods and are able to realize mature investments, sometimes referred to as being in a harvesting period, are more likely to make larger distributions than our carry paying funds that are in their fund raising or investment periods that precede the harvesting period. During times when a significant portion of our assets under management is attributable to carry paying funds that are not in their harvesting periods, we may receive substantially lower carried interest distributions.

        In addition, with respect to certain of the funds that we advise, such as hedge funds and fund of funds, we are entitled to incentive fees that are generally paid annually or semi-annually if the net asset value of a fund has increased over a certain pre-determined hurdle rate or a specified high-water mark. These funds generally also have "high-water mark" provisions whereby if the funds have experienced losses in prior periods, we will not be able to earn incentive fees with respect to a fund investor's account until the net asset value of the fund investor's account exceeds the highest period end value on which incentive fees were previously paid. The incentive fees we earn are therefore dependent on the net asset value of these funds or vehicles, which could lead to volatility in our quarterly results and cash flow. Fees, including incentive fees, from KFN have been eliminated upon the completion of the KFN merger on a segment basis.

A decline in the pace or size of investment by our funds or a change in the terms governing transaction fees, management fees or monitoring fees would result in our receiving less revenue from fees.

        The transaction and management or monitoring fees that we earn are driven in part by the pace at which our funds make investments and the size of those investments. Any decline in that pace or the size of investments would reduce our revenue from transaction and management or monitoring fees. Many factors could cause such a decline in the pace of investment or the transaction and management or monitoring fees we receive, including:

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

  •
  terms we may agree with or provide to our fund investors or investors in separately managed accounts with respect to fees such as increasing the percentage of transaction or other fees we may share with our fund investors; and

  •
  new regulations, guidance or other actions provided or taken by regulatory authorities.

Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business.

        Our current private equity funds and certain other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning management fees (although our funds and investment vehicles generally continue to earn management fees at a reduced fee rate after the expiration of their investment periods). Even if we are successful in raising successor funds, to the extent we are unable to raise successor funds of a comparable size to our predecessor funds or the extent that we are delayed in raising such a successor fund, our revenues may decrease as the investment period of our predecessor funds expire and associated fees decrease. For example, KKR North America Fund XI, our most recent private equity fund focused primarily on North America, is smaller than its predecessor fund and our European IV Fund is currently smaller than its predecessor fund. The performance of our funds also impacts our ability to raise capital, and deterioration in the performance of our funds would result in challenges to future fundraising. The evolving preferences of our fund investors may necessitate that alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles, become a larger part of our business going forward. This could increase our cost of raising capital at the scale we have historically achieved. Furthermore, in order to raise capital for new strategies and products without drawing capital away from our existing products, we will need to seek new sources of capital. To raise new funds and pursue new strategies, we have and expect to continue to use the capital from our balance sheet, which may decrease the liquidity available for other parts of our business. In addition if a new strategy or fund does not develop as anticipated and such assets are not ultimately transferred to a fund, we may be forced to realize losses on these retained assets. Institutional investors in funds that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining targeted asset allocations, may materially decrease or temporarily suspend making new fund investments. Such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity funds, resulting in a smaller overall pool of available capital in our industry. In addition, the asset allocation rules or regulations or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third-party investors to make investments in our investment funds. Coupled with a lack of distributions from their existing investment portfolios, many of these investors may have been left with disproportionately outsized remaining commitments to, and invested capital in, a number of investment funds, which may significantly limit their ability to make new commitments to third-party managed investment funds such as those advised by us.

        Fund investors may also seek to redeploy capital away from certain of our credit vehicles, hedge fund, fund of funds or other investment vehicles, which permit redemptions on relatively short notice in order to meet liquidity needs or invest in other asset classes. We believe that our ability to avoid excessive redemption levels primarily depends on our funds' continued satisfactory performance, although redemptions may also be driven by other factors important to our fund investors, including their need for liquidity and compliance with investment mandates, even if our performance is superior. Any such redemptions would decrease our AUM and revenues. Investors may also deploy capital away from funds of funds due to this asset class's fee structure.

        In addition, the Dodd Frank Wall Street Reform and Consumer Protection Act, or Dodd Frank Act, under what has become known as the "Volcker Rule," broadly prohibits depository institution holding companies (including foreign banks with U.S. branches or agencies), insured depository institutions and their subsidiaries and controlled affiliates, or banking entities, from investing in "covered funds," including third party private equity funds like ours. Final regulations implementing the Volcker Rule were approved by the federal banking agencies, the SEC and the CFTC on December 10, 2013, although there is still some uncertainty regarding the implementation of the Volcker Rule and the final regulations and their practical implications. Although banking entities are expected to have until July 21, 2017 to conform their existing covered funds activities and investments to the requirements of the final regulations, they may be limited in their ability to undertake new contractual commitments to private equity funds like ours. Banking entities have historically represented an important class of investors for our funds, with financial institutions constituting approximately 18% of our AUM as of December 31, 2014, and it is possible that other institutions will not be available to replace this traditional source of capital for our private equity funds. Furthermore, divestitures by banking entities of interests in private equity funds and hedge funds over the next several years to comply with the Volcker Rule may lead to lower prices in the secondary market for our fund interests, which could have adverse implications for our ability to raise funds from investors who may have considered the availability of secondary market liquidity as a factor in determining whether to invest. In addition to federal law, changes in state and local law may limit investment activities of state pension plans and insurance companies.

        The number of funds raising capital varies from year to year, and in years where relatively few funds are raising capital, the growth of our AUM, FPAUM and associated fees may be significantly lower. For example, for the year ended December 31, 2013 several large, private equity funds, namely our North America Fund XI and Asian Fund II, were actively fundraising. AUM for the year ended December 31, 2013 totaled $94.3 billion, up from $75.5 billion as of December 31, 2012, of which $21.2 billion was attributable to new capital raised. By comparison, AUM for the year ended December 31, 2014 increased to $98.6 billion of which $13.3 billion was attributable to new capital raised. As two of our three flagship private equity funds have completed fundraising and our fourth flagship fund focused on Europe held its first close in 2014, the growth in AUM, FPAUM and associated fees attributable to new capital raised may be significantly lower than in recent years. In addition, although we had several successful fundraises in 2013 for newer strategies such as Real Estate Partners Americas, Energy Income and Growth Fund and our Special Situations Fund and in 2014 fundraises for successor funds for our Infrastructure and certain alternative credit strategies, there is no assurance that fundraises for other new strategies or successor funds will experience similar success in the future.

Our investors in future funds, including separately managed accounts, may negotiate to pay us lower management fees or reimburse us for fewer expenses and the economic terms of our future funds may be less favorable to us than those of our existing funds, which could adversely affect our revenues or profitability.

        In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of prior funds we have advised or funds advised by our competitors. For example, such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, include a performance hurdle that requires us to generate a specified return on investment prior to our right to receive carried interest or add expenses and obligations for us in managing the fund or increase our potential liabilities. For example our newer private equity funds, including North America Fund XI, Asian Fund II and European Fund IV, include a performance hurdle that requires us to generate a 7% return on investment prior to receiving our share of fund gains. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more of these requests to modify the terms in our new funds. Certain of our newer funds also include more favorable terms for fund investors that commit to early closes for our funds. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability.

        Certain institutional investors have also publicly criticized certain fund fee and expense structures, including monitoring fees and transaction and advisory fees. We have received and expect to continue to receive requests from a variety of fund investors and groups representing such investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. In our newer flagship private equity funds, we have increased the percentage of transaction and monitoring fees that are credited against fund management fees to as much as 100% of the amount of the transaction and monitoring fee attributable to that fund. In September of 2009, the Institutional Limited Partners Association, or "ILPA," published a set of Private Equity Principles, or the "Principles," which were revised in January 2011. The Principles were developed in order to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced alignment of interests between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and carried interest structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA.

        In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. We also have entered into strategic partnerships with individual investors whereby we manage that investor's capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as profitable to us as the traditional investment fund structure, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisers like us. Such institutional investors may become our competitors and could cease to be our clients.

        Any agreement to or changes in terms less favorable to us could adversely affect our revenues and profitability.

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

        The U.S. federal income tax treatment of our unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax laws for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the Internal Revenue Service, or IRS, and the U.S. Department of the Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The present U.S. federal income tax treatment of owning our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. The maintenance of the structure and tax attributes of the KKR Group Partnerships, which comprise our businesses, requires significant monitoring and resources. Failure to maintain this structure could result in material adverse tax consequences. Our organizational documents and agreements give the Managing Partner broad authority to modify the amended and restated partnership agreement from time to time as the Managing Partner determines to be necessary or appropriate, without the consent of the unitholders, to address changes in U.S. federal, state and local income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all unitholders.

The U.S. Congress has considered legislation that would have (i) in some cases after a ten-year period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our units, could be reduced.

        Over the past several years, a number of legislative and administrative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives, that would have, in general, treated all or a portion of our carried interest as income subject to a tax rate that is higher than under current law. It is unclear when or whether the U.S. Congress will pass such legislation or what provisions will be included in any legislation, if enacted.

        Some legislative and administrative proposals have provided that, for taxable years beginning after the date of enactment (or in some cases, beginning ten years after the date of enactment), income derived with respect to carried interest would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such enactment (or such ten-year period), we would be precluded from qualifying as a partnership for U.S. federal income tax purposes. If we were taxed as a U.S. corporation, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation.

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

        If the proposed legislation described above or any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, our ability to fund cash distributions, as well as the market price of our units, could be reduced.

Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us.

        The U.S. Congress, the Organization for Economic Co-operation and Development (or, OECD) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (or, BEPS) project, which is focused on a number of issues, including the distribution of profits between affiliated entities in different tax jurisdictions. Additionally, the Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, reducing the top marginal rate on corporations and subjecting entities, like many of our entities, currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several of these proposals for reform, if enacted by the U.S. or by other countries in which we or our affiliates invest or do business, could adversely affect our investment returns and could reduce the cash we have available for distributions to unitholders or for other uses by us. It is unclear what any actual legislation could provide, when it would be proposed or what its prospects for enactment could be.

We depend on our founders and other key personnel, the loss of whose services could have a material adverse effect on our business, results and financial condition.

        We depend on the efforts, skills, reputations and business contacts of our employees, including our founders, Henry Kravis and George Roberts, and other key personnel, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success depends on the continued service of these individuals, who are not obligated to remain employed with us. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flows and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future.

        Our employees and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with investors in our funds and members of the business community and result in the reduction of AUM or fewer investment opportunities. For example, if any of our principals were to join or form a competing firm, our business, results and financial condition could suffer.

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

        Our most important asset is our people, and our continued success is highly dependent upon the efforts of our employees and other key personnel, and to a substantial degree on our ability to retain and motivate our employees and other key personnel and to strategically recruit, retain and motivate new talented employees, including qualified investment professionals. However, we may not be successful in these efforts as the market for qualified investment professionals is extremely competitive. Our ability to recruit, retain and motivate our employees is dependent on our ability to offer highly attractive incentive opportunities. If previously proposed legislation regarding the increased taxation of carried interest were to be enacted, income and gains recognized with respect to carried interest would be treated for U.S. federal income tax purposes as ordinary income rather than as capital gain. Such legislation would materially increase the amount of taxes that we, our employees and other key personnel would be required to pay, thereby adversely affecting our ability to offer such attractive incentive opportunities. See "—Risks Related to U.S. Taxation". In addition, there have been proposed laws and regulations that sought to regulate the compensation of certain of our employees. See "—Extensive Regulation of our business affects our activities and creates the potential for significant liabilities and penalties." The possibility of increased regulatory focus or legislative or regulatory changes could result in additional burdens on our business." The loss of even a small number of our investment professionals could jeopardize the performance of our funds and other investment products, which would have a material adverse effect on our results of operations. Efforts to retain or attract employees, including our investment professionals, may result in significant additional expenses, which could adversely affect our profitability.

        Many of our employees hold interests in our business through KKR Holdings. These individuals currently receive financial benefits from our business in the form of distributions and amounts funded by KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. While all of our employees receive base salaries from us, annual cash bonuses for certain employees currently are borne by KKR Holdings from cash reserves based upon distributions on a portion of KKR Group Partnership Units held by KKR Holdings. In 2014, the amount of such annual cash bonuses paid by KKR Holdings L.P. was $83.7 million. There can be no assurance that KKR Holdings will have sufficient cash available to continue to make annual cash bonus payments in the future, and we expect to pay an increasing portion and potentially all, of these cash bonus payments as the KKR Group Partnership Units held by KKR Holdings become fully allocated and vested (at which time our principals who hold equity interests through KKR Holdings would become entitled to all of the cash distributions on the KKR Group Partnership Units held by KKR Holdings and KKR Holdings would become unable to reserve additional cash for bonus compensation). In addition, certain cash payments to employees are also provided by the carry pool. There can be no assurance that the carry pool will have sufficient cash available to continue to make such cash payments in the future. In any of these circumstances, a higher percentage of our revenue may be paid out in the form of cash compensation, which would be expected to have an adverse impact on our profit margins.

        Moreover, in connection with the KPE Transaction, we made large grants of KKR Holdings units that vest in installments over a five year period commencing October 1, 2009 and that completely vested on October 1, 2014, subject to certain transfer restrictions. In lieu of granting equity in KKR Holdings, we have granted and expect to grant equity awards from our Equity Incentive Plan, which has caused dilution. While we evaluate the grant of equity awards from our Equity Incentive Plan to employees on an annual basis, the size of the grants, if any, is made at our discretion and is expected to be generally smaller in number of units than the grants of KKR Holdings units made on October 1, 2009 and with service-based vesting periods generally of approximately three years from date of grant. As we increase the use of equity awards from our Equity Incentive Plan in the future, expense associated with equity based compensation may increase materially. For example, in December 2014 we allocated equity awards relating to 9.7 million KKR & Co. L.P. common units under the Equity Incentive Plan, with a total estimated grant-date fair value of approximately $181.7 million. In addition, less carried interest from the carry pool may be allocated to certain of our employees, which may result in less cash payments to such employees. To the extent our equity incentive or carry pool programs are not effective, we may be limited in our ability to attract, retain and motivate talented employees and other key personnel and we may need to increase the level of cash compensation that we pay.

        In addition, there is no guarantee that the confidentiality and restrictive covenant agreements to which our employees and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us. Depending on which entity is a party to these agreements and/or the laws applicable to them, we may not be able to enforce them or become subject to lawsuits or other claims, and certain of these agreements might be waived, modified or amended at any time without our consent. Even when enforceable, these agreements expire after a certain period of time, at which point each of our employees and other key personnel are in any event free to compete against us and solicit our fund investors and employees. See "Certain Relationships and Related Transactions, and Director Independence—Confidentiality and Restrictive Covenant Agreements."

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

Operational risks and data security breaches may disrupt our businesses, result in losses or limit our growth.

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

        Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We and our employees may be the target of fraudulent emails. If one or more of such events occur, this potentially could jeopardize our or our fund investors' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our fund investors', our counterparties' or third parties' operations, which could result in significant losses, increased costs or reputational damage. Finally, we rely on third party service providers for certain aspects of our business, including for certain information systems, technology, administration, tax and compliance matters. Any interruption or deterioration in the performance of these third parties could impair the quality of our and our funds' operations and could impact our reputation and adversely affect our businesses and limit our ability to grow.

        Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Certain of our funds invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

        We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies, including investment opportunities in new asset classes, developing new types of investment structures and products (such as managed accounts and structured products), and expanding into new geographic markets and businesses. We have in recent years opened offices in Asia, the Middle East and Latin America, and also developed a capital markets business in the United States, Europe, the Middle East and Asia Pacific, which we intend to grow and diversify. We have also launched a number of new investment initiatives in areas such as real estate, energy, infrastructure, hedge funds and growth equity. We have and may continue to pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, strategic partnerships or other strategic initiatives, which may include entering into new lines of business. For example, we formed Merchant Capital Solutions LLC, a joint venture partnership that seeks to provide capital markets services to mid market and sponsor backed companies, and Maritime Finance Company, a new specialty finance company created to lend to the maritime industry. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, we have built and expanded our hedge fund solutions business with the acquisition of Prisma and expanded our European credit business with our acquisition of Avoca. We have also made minority investments in hedge fund managers, and we have entered into joint ventures with third parties to participate in new real estate investment strategies. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

  •
  the required investment of capital and other resources;

  •
  the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk or liability or have not appropriately planned for such activities;

  •
  the possibility of diversion of management's time and attention from our core business;

  •
  the possibility of disruption of our ongoing business;

  •
  combining, integrating or developing operational and management systems and controls including an acquired business's internal controls and procedures;

  •
  integration of employees of an acquired business;

  •
  potential increase in concentration of the investors in our funds;

  •
  disagreements with joint venture partners or other stakeholders in strategic partnerships;

  •
  the broadening of our geographic footprint, including the risks associated with conducting operations in foreign jurisdictions, including taxation; and

  •
  regulatory scrutiny or litigation exposure due to the activities of the third party hedge fund managers or joint venture partners.

        Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives include joint ventures or the acquisition of minority interests in third parties, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.

        Our growth strategy is based, in part, on the expansion of our platform through selective investment in, and development or acquisition of, businesses and investment strategies complementary to our business. The expansion into new products and geographies has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance. This growth strategy involves a number of risks, including the risk that the expected synergies from a newly developed product or strategic alliance will not be realized, that the expected results will not be achieved, that new strategies are not appropriately planned for or integrated into the firm, that the new strategies may conflict, detract from or compete against our existing businesses, that the investment process, controls and procedures that we have developed around our existing platform will prove insufficient or inadequate or that our information systems and technology, including related security systems, may prove to be inadequate. We have also entered into strategic partnerships and separately managed accounts, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. The offering of investment products to retail investors, including any funds registered under the Investment Company Act, may result in increased compliance and litigation costs. We may also incur significant charges in connection with such investments, which ultimately may result in significant losses and costs. Such losses could adversely impact our business, results of operations and financial condition, as well as do harm to our professional reputation.

If we are unable to successfully consummate new development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

        From time to time, we or our affiliates acquire or agree to acquire other businesses or invest in other businesses. These acquisitions are subject to various conditions and may expose us to increased risks and liabilities, such as:

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

  •
  We may incur substantial transaction-related costs in connection with our acquisitions including non-recurring transaction-related costs. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses.

  •
  Failure to successfully combine an acquired business in the expected timeframe may adversely affect the future results of the combined organization, and, consequently, the value of our common units. The success of our acquisitions will depend, in part, on our ability to realize the anticipated benefits from combining our businesses and the acquired business on a timely basis. Failure to fully realize the anticipated benefits of the acquisition could result in declines in the market value of KKR common units.

  •
  Failure to complete an acquisition, or significant delays in completing an acquisition, could negatively affect the trading prices of our common units and our future business and financial results. Completion of an acquisition is not assured and is subject to risks, including the risks that approval by the shareholders or by governmental agencies is not obtained or that other closing conditions including obtaining financing are not satisfied. If an acquisition is not completed we may also be liable for damages or have to pay certain significant costs relating to the acquisition; and the attention of our management will have been diverted to the acquisition rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

  •
  Lawsuits may be filed challenging the acquisition, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of an acquisition and result in substantial costs. If these lawsuits are not dismissed or otherwise resolved, they could prevent or delay the completion of the acquisition and result in substantial costs, including any costs associated with the indemnification of directors. We may not prevail in such lawsuits, and the defense, settlement or loss of any lawsuit or claim may adversely affect our business, financial condition or results of operations.

  •
  Acquisitions, if consummated, subject us to additional risks related to the acquired entity's business and operations.

If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our balance sheet assets, our liquidity, business, results of operations and financial condition could be adversely affected.

        Our balance sheet assets provide us with a significant source of capital to grow and expand our business, increase our participation in our transactions and underwrite commitments in our capital markets business. Our balance sheet assets have provided a source of capital to underwrite loans, securities or other financial instruments, which we generally expect to syndicate to third parties. To the extent that we are unable to do so, we may be required to sell such investments at a significant loss or hold them indefinitely. If we are required to retain investments on our balance sheet for an extended period of time, the inability of our capital markets business to complete additional transactions would impair our results.

        We generally have a larger balance sheet than many of our competitors, and consequently, the performance of these balance sheet assets has a greater impact on our results of operations. Our success in deploying our balance sheet assets and generating returns on this capital will depend among other things on the availability of suitable opportunities after giving priority in investment opportunities to our advised investment funds and accounts, the level of competition from other companies that may have greater financial resources and our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities. To the extent we are unsuccessful in deploying our balance sheet assets, our business and financial results may suffer. In addition, as our balance sheet assets have been a significant source of capital for new strategies, to the extent that such strategies are not successful or our balance sheet assets cease to provide adequate liquidity, we would be limited in our ability to seed new businesses or support our existing business as effectively as contemplated. See also "—If we are unable to consummate or successfully integrate additional development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully."

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could adversely affect our business.

        Our business is subject to extensive regulation, including periodic examinations, inquiries and investigations by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. federal and state and foreign government agencies and self-regulatory organizations, are empowered to impose fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships; any of the foregoing may damage our relations with existing fund investors, may impair our ability to raise capital for successor funds, or may contravene provisions concerning compliance with law in agreements to which we are a party. Even if a sanction is not imposed or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the regulatory activity or imposition of these sanctions could harm our reputation and cause us to lose existing fund investors or fail to gain new fund investors.

        In addition, the private equity industry has come under increased regulatory and news media scrutiny with governmental officials and regulators focusing on the private equity industry's fees, allocation of expenses to funds, valuation practices, and disclosures to fund investors.

        Any changes in the regulatory framework applicable to our business, including the changes and potential changes described below, as well as adverse news media attention, may impose additional expenses or capital requirements on us, limit our fundraising for our investment products, result in limitations in the manner in which our business is conducted, have an adverse impact upon our financial condition, results of operations, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new regulation or regulatory framework could negatively impact our funds and us in a number of ways, including increasing our costs and the cost for our funds of investing, borrowing, hedging or operating, increasing the funds' or our regulatory operating costs, imposing additional burdens on the funds' or our staff, and potentially requiring the disclosure of sensitive information. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. New laws or regulations could make compliance more difficult or more expensive, affect the manner in which we conduct business and divert significant management and operational resources and attention from our business. Moreover, we anticipate the potential for an increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us. Such investigations and reporting obligations will likely impose additional expenses on us, may require the attention of senior management and increase the complexity of managing our business and may result in fines or other sanctions if we or any of our funds are deemed to have violated any law or regulations.

        Regulation under the Dodd-Frank Act.    There have been a number of legislative or regulatory proposals affecting the financial sector in the United States. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that President Obama signed into law on

July 21, 2010, created a significant amount of new regulation. Among other things, the Dodd-Frank Act:

  •
  established the Financial Stability Oversight Council, or FSOC, an inter-agency body charged with, among other things, designating systemically important nonbank financial companies for heightened prudential supervision and making recommendations regarding the imposition of enhanced regulatory standards regarding capital, leverage, conflicts and other requirements for financial firms deemed to pose a systemic threat to the financial stability of the U.S. economy;

  •
  requires private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act (as described elsewhere in this report, Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiaries KKR Credit Advisors (US) LLC and Prisma Capital Partners LP are registered with the SEC as investment advisers under the Investment Advisers Act), to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies;

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

  •
  granted the U.S. government resolution authority to liquidate or take emergency measures with regard to troubled financial institutions that fall outside the existing resolution authority of the Federal Deposit Insurance Corporation, or FDIC; and

  •
  created a Consumer Financial Protection Bureau within the U.S. Federal Reserve.

        Some of these provisions are subject to further rule making and to the discretion of regulatory bodies, such as the FSOC. For example, the following rulemakings have been enacted and the following notices of proposed rulemakings have been announced that may apply to us or our subsidiaries:

  •
  On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it designates nonbank financial companies as systemically important. The rule and guidance detail a three-stage review process, with the level of scrutiny increasing at each stage. During the first stage, the FSOC applies a broad set of uniform quantitative metrics to identify nonbank financial companies that warrant additional review. In this first stage, the FSOC considers whether a nonbank financial company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets of 10%. A company that meets both the asset test and at least one of the other thresholds will be subject to additional review in Stage 2. Although we have more than $50 billion in total consolidated assets as of December 31, 2014 and we believe we should not currently meet the Stage 1 criteria outlined above, those criteria as well as our business may evolve over time. Additional uncertainty is created because the FSOC retains authority to designate any nonbank financial company as systemically important, even if the company does not meet the Stage 1 criteria. The FSOC will consider in the future whether to establish "an additional set of metrics or thresholds tailored to evaluate hedge funds and private equity firms and their advisers." The preamble to the final rule notes that less regulatory data is generally available for hedge funds and private equity firms, but indicates that, in developing any such additional metrics or thresholds, it intends to review financial disclosures that private fund advisers are required to file with the SEC and CFTC, as further described below.

    In May 2014, the FSOC hosted a public conference devoted exclusively to the asset management industry to help inform the FSOC's ongoing assessment of potential risks to U.S. financial stability. On December 18, 2014, the FSOC issued a notice seeking public comment on potential systemic risks from asset management products and activities, focusing in particular on (1) liquidity and redemption risks, (2) use of leverage, (3) operational functions, and (4) resolution-related issues. According to such notice, the FSOC has not made any determination regarding the existence or nature of any potential risks to financial stability posed by the asset management industry.

    If the FSOC were to determine that we were a systemically important nonbank financial company, we would be subject to a heightened degree of regulation, including more stringent standards relating to capital, leverage, liquidity, risk management, resolution planning, credit exposure reporting, and concentration limits, restrictions on acquisitions and annual stress testing by the Federal Reserve. There can be no assurance that nonbank financial firms such as us will not become subject to the aforementioned restrictions or other requirements for financial firms deemed to be systemically important to the financial stability of the U.S. economy.

  •
  The Dodd-Frank Act, under what has become known as the "Volcker Rule," broadly prohibits depository institution holding companies (including foreign banks with U.S. branches or agencies), insured depository institutions and their subsidiaries and controlled affiliates (or banking entities), from investing in third-party private equity funds like ours. See "—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business."

  •
  On October 26, 2011, the SEC adopted a rule requiring certain advisers to private funds to periodically file reports on Form PF. Large private fund advisers including advisers with at least $1.5 billion in assets under management attributable to hedge funds and advisers with at least $2 billion in assets under management attributable to private equity funds are subject to more detailed and in certain cases more frequent reporting requirements. The information is to be used by the FSOC in monitoring risks to the U.S. financial system.

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

        As mandated by the Dodd-Frank Act, the Commodity Futures Trading Commission, or CFTC, has proposed or adopted a series of rules to establish a comprehensive new regulatory framework for swaps and security based swaps. Under Title VII of the Dodd-Frank Act, the CFTC has assumed regulatory authority over many types of swaps. As a result:

  •
  Operating pooled funds, or providing investment advice to clients that trade swaps is now a basis for registration with the CFTC, absent an applicable exemption. Also, although not mandated by the Dodd-Frank Act, the CFTC in 2012 issued a final rule that rescinded an exemption from CFTC registration for commodity pool operators in connection with privately offered funds. Operating our funds in a manner consistent with one or more exemptions from registration with the CFTC may limit the activities of certain of our funds, and monitoring and analysis of these exemptions requires management and operational resources and attention. Registration with the CFTC, if required, could impact our operations and add additional costs associated with ongoing compliance.

  •
  The Dodd-Frank Act also imposes regulatory requirements on the trading of swaps, including requirements that most swaps be executed on an exchange or "swap execution facility" and cleared through a central clearing house. Although these requirements presently apply only to certain classes of swaps, the CFTC is expected to mandate central execution and clearing with respect to additional classes of swaps in the future.

  •
  The CFTC issued regulations with quantitative tests and thresholds to determine whether entities acting as "swap dealers" or "major swap participants" must register in the appropriate category and comply with capital, margin, record keeping, reporting and business conduct rules. Our funds could become subject to the requirement to register as major swap participants due to changes to the funds' investment strategy or valuations, or revisions to the thresholds for registration.

  •
  The CFTC has proposed rules instituting position limits on certain physical commodity futures contracts that, if finalized as proposed, would limit positions in 28 agricultural, energy and metals commodities, including swaps, futures and options that are economically equivalent to those commodity contracts. If the proposed rules are adopted in substantially the form proposed and to the extent that we do not qualify for an exemption, we may be required to aggregate the positions of our various investment funds and the positions of our portfolio companies, which in turn may require us and our portfolio companies to limit our trading activities, and impact the ability of our investment funds to invest or remain invested in certain derivatives, or engage in otherwise profitable acquisitions in particular industries.

  •
  The CFTC, SEC and banking regulators have proposed, but not yet adopted, rules regarding margin and capital requirements for over-the-counter swaps. The imposition of these requirements could increase the cost of trading in the derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business and reduce the effectiveness of the funds' investment strategies. These rules could also adversely impact liquidity in derivatives markets, which could expose our funds to greater risks and reduce hedging opportunities in connection with their trading activities.

        The implementation of any new regulations could increase the cost of trading in the commodities and derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the commodities and derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.

        EU-Wide Regulations.    The EU Alternative Investment Fund Managers Directive (AIFMD) entered into effect on July 22, 2013. The AIFMD establishes a comprehensive regulatory and supervisory framework for alternative investment fund managers (AIFMs) managing and/or marketing alternative investment funds (AIFs) in the EU. The AIFMD imposes various substantive requirements to authorized AIFMs including rules on the structure of remuneration for certain personnel that are similar to those applicable under CRD III and IV (as defined below), a threshold for regulatory capital, reporting obligations in respect of controlled EU portfolio companies and increased transparency towards investors and regulators and allows authorized AIFMs to market AIFs to professional investors throughout the EU under an "EU passport". Available since July 2013 to authorized EU AIFMs, the EU passport is expected to be available to authorized non EU AIFMs no sooner than late 2015. In the meantime (and until at least 2018), non-EU AIFMs may continue to market within the EU under the private placement regimes of the individual member states, where available, subject to complying with certain minimum requirements imposed by the AIFMD and any additional requirements that individual member states may impose. The AIFMD also imposes a new, strict depositary regime.

        The AIFMD, the Level 2 Regulation and EU member state implementing measures could have an adverse effect on our businesses by, among other things, (i) imposing disclosure obligations and restrictions on distributions by EU portfolio companies of the funds we manage, (ii) potentially requiring changes in our compensation structures for key personnel, thereby potentially affecting our ability to recruit and retain these personnel, and (iii) generally increasing our compliance costs. Although a subsidiary of ours is registered as an Irish AIFM, we may not be able to benefit from the EU marketing passport for all of our funds under the AIFMD. In addition, there are areas of the AIFMD that are subject to legal uncertainty, including the scope of the legal structures qualifying as AIFs whose management and marketing requires authorization, and failure to comply even in areas where there is legal uncertainty can result in fines.

        In July 2014, revisions to the Markets in Financial Instruments Directive (known as MiFID I), consisting of the revised directive, MiFID II, and a new related regulation, MiFIR, came into force and will apply to our businesses from January 3, 2017. MiFID II and MiFIR further strengthen the EU regulatory framework for the provision of investment services and trading in financial instruments by introducing a number of substantial reforms in regards to transaction reporting, market structure, securities trading and conduct of business rules, including new harmonized rules for authorization of EU branches of third country firms looking to provide certain investment services in the EU. Work on the Level 2 measures on MiFID II is currently under way. The application of MiFID II and MiFIR will result in new regulatory burdens, including the requirement to trade certain derivatives on regulated trading venues. The increased regulatory burden could result in increased costs, and any failure to comply with the new requirements, even in areas where there is legal uncertainty, could result in fines.

        On January 1, 2011, an amendment to the Capital Requirements Directive (CRD III) entered into force. Among other things, CRD III required EU member states to introduce stricter controls on remuneration for key employees and risk takers within specified credit institutions and investment firms. The CRD III was further amended by the Capital Requirements Directive IV and the Capital Requirements Regulation as discussed below, which introduced a limited number of additional remuneration requirements, including a cap on variable remuneration. Two of our subsidiaries (established in the UK and Ireland) are subject to the remuneration-related requirements of CRD IV and similar requirements under the AIFMD. These measures required changes in our compensation structures for key personnel, thereby potentially affecting these subsidiaries' ability to recruit and retain these personnel.

        In 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, finalized a comprehensive set of capital and liquidity standards, commonly referred to as "Basel III," for internationally active banking organizations. These new standards, which are expected to be fully phased in by 2019, are expected to require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. In the EU, Basel III's capital and liquidity standards have been implemented in a revision to CRD III and a new Capital Requirements Regulation, collectively referred to as CRD IV, which came into force on January 1, 2014. CRD IV replaced CRD III and created a single harmonized prudential rule book for banks, introducing new corporate governance rules and enhanced the powers of regulators. Like CRD III, CRD IV applies to specified credit institutions and investment firms. CRD IV has enhanced our financial reporting obligations and subjected us to new reporting requirements, which increases costs and the risk of non-compliance.

        In August 2012, the regulation on OTC Derivatives, Central Counterparties and Trade Repositories (also known as the European Market Infrastructure Regulation, or EMIR) became effective. EMIR applies to derivatives transactions in which one of the parties is established in the EU, and may in some circumstances apply to transactions between two non-EU counterparties where these contracts have a direct, substantial and foreseeable effect within the EU. Certain of the requirements of EMIR came into force in March 2013, and other obligations will be phased in. In particular, EMIR imposes a requirement that certain "standardized" OTC derivatives contracts are centrally cleared. This requirement is expected to be phased in as from early 2015. Based on proposals by ESMA, central clearing will be introduced first for four types of interest rate swaps: basis swaps, fixed-to-float swaps, forward rate agreements and overnight index swaps, each denominated in a range of currencies. Where OTC transactions are not subject to central clearing, techniques must be employed to monitor, measure and mitigate the operational and counterparty risks presented by the transaction. These risk mitigation techniques include trade confirmation, reconciliation processes, exchange of margin, and the daily mark to market of trades. Certain of these risk mitigation and reporting obligations are already in force. Variation margin requirements for uncleared trades are expected to be phased in between December 1, 2015, and December 1, 2019. The European Commission has not yet adopted an equivalence decision for the U.S., but "conditional" equivalence has been proposed in relation to certain parts of the CFTC and SEC regimes, whereby adherence to the relevant U.S. regimes as well as a number of additional stipulations would deemed equivalent to EMIR. Ongoing regulatory uncertainty regarding the interaction between U.S. and EU requirements for central clearing and related activities could result in duplicative regulatory obligations in the two jurisdictions and could increase our costs of compliance. The implementation of any new regulations could increase the cost of trading in the commodities and derivative markets, which could in turn make it more expensive and difficult for us or our funds to enter into swaps and other derivatives in the normal course of our business. Moreover, these increased regulatory responsibilities and increased costs could reduce trading levels in the commodities and derivative markets by a number of market participants, which could in turn adversely impact liquidity in the markets and expose our funds to greater risks in connection with their trading activities.

        A number of other EU financial regulatory initiatives have the potential to adversely affect our business. Future acquisitions by KKR or our funds could lead to application of the EU's Financial Conglomerates Directive, which introduced a prudential regime for financial conglomerates to address perceived risks associated with large cross-sector businesses, and could increase the costs of investing in insurance companies and banks in the EU. Other recent EU financial regulatory initiatives include the Short Selling Regulation, which limits sovereign and naked short selling of government bonds and stocks, the Bank Recovery and Resolution Directive (BRRD), which established a recovery and resolution framework for EU credit institutions and investment firms, a new regulation (CSDR) on central securities depositories (CSDs), which introduces common securities settlement standards across the EU and harmonizes the rules governing CSDs. The European Commission has also proposed a Money Market Funds (MMF) Regulation and a regulation on securities financing transactions (SFTs). The implementation of these new requirements could increase our and our funds' costs and the complexity of managing our business and could result in fines if we or any of our funds were deemed to have violated any of the new regulations.

        Other regulations of the financial markets.    Certain requirements imposed by regulators are designed primarily to ensure the integrity of the financial markets and are not designed to protect holders of interests in our business or our funds. Consequently, these regulations often serve to limit our activities. In addition to many of the regulations and proposed regulations described above under "—Regulation under the Dodd-Frank Act," and "—EU-Wide Regulation," U.S. federal bank regulatory agencies have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance limits the amount and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer.

        Regulators in the U.S. and abroad are also considering a variety of regulatory measures that could affect various non-bank financial institutions that operate outside of the regulated banking system and the activities in which they engage. These reform measures are generally intended to mitigate against the kind of market disruptions that prevailed in 2008 and 2009 and that ultimately affected both banks and non-banks. If these regulations are adopted, they could impose additional regulatory burdens and costs, including potentially imposing capital requirements, limiting financing and leverage and increasing costs, in each case causing the returns on our lending and credit investment activities to suffer. Certain of our businesses may also be directly subject to such new regulation, which could cause such businesses to limit or cease engaging in certain activities.

        Portfolio Company Regulatory Environment.    We are subject to certain laws, such as certain environmental laws, takeover laws, anti-bribery and anti-corruption laws, escheat or abandoned property laws, and antitrust laws, that may impose requirements on us and our portfolio companies as an affiliated group. As a result, we could become jointly and severally liable for all or part of fines imposed on our portfolio companies or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. Compliance with these laws or contracts could also require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs. For example, on April 2, 2014, the European Commission announced that it had fined 11 producers of underground and submarine high voltage power cables a total of 302 million euro for participation in a ten-year market and customer sharing cartel. Fines were also imposed on parent companies of the producers involved, including Goldman Sachs, the former parent company of one of the cartel members.

        In the United States, certain statutes may subject us or our funds to the liabilities of our portfolio companies. The Comprehensive Environmental Response, Compensation and Liability Act, also referred to as the Superfund, requires cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes the EPA to take any necessary response action at Superfund sites, including ordering potentially responsible parties liable for the release to pay for such actions. Potentially responsible parties are broadly defined under CERCLA. In addition, we or certain of our investment funds could potentially be held liable under ERISA for the pension obligations of one or more of our portfolio companies if we or the investment fund were determined to be a "trade or business" under ERISA and deemed part of the same "controlled group" as the portfolio company under such rules, and the pension obligations of any particular portfolio company could be material. In a decision of a federal appellate court (Sun Capital Partners III LP v. New England Teamsters & Trucking Indus. Pension Fund), a private equity firm was held to be engaged in a "trade or business" under ERISA.

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

Complex regulations may limit our ability to raise capital, increase the costs of our capital raising activities and may subject us to penalties.

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

        We are and will become further subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform to include retail investors. For example, funds in our Public Markets segment are registered under the Investment Company Act as management investment companies. These funds and KKR Credit Advisors (US) LLC, which serves as their investment adviser (or in the case of the business development company, as its sub-adviser), are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company (or business development company) and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. As our business expands we may be required to make additional registrations, including in jurisdictions outside the U.S. Compliance with these rules will increase our compliance costs and create potential for additional liabilities and penalties the management of which would divert management's attention from our business and investments.

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

Federal, state and foreign anti-corruption and sanctions laws applicable to us and our portfolio companies creates the potential for significant liabilities and penalties and reputational harm.

        We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act, or FCPA, as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control, or OFAC, the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.

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

        Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

        The activities of our businesses, including the investment decisions we make and the activities of our employees in connection with our portfolio companies, may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of their funds, debt or equity holders of our portfolio companies, and a variety of other potential litigants. See the section entitled "Litigation" appearing in Note 16 "Commitments and Contingencies" of our financial statements included elsewhere in this report. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as the risk of shareholder litigation by other shareholders of public companies or holders of debt instruments of companies in which our funds have significant investments. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly addressed.

        To the extent investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, such investors may have remedies against us, our investment funds, our employees or our affiliates. Investors in our funds do not have legal remedies against us, the general partners of our funds, our funds, our employees or our affiliates solely based on their dissatisfaction with the investment performance of those funds. While the general partners and investment advisers to our investment funds, including their directors, officers, employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

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

        If any civil or criminal lawsuits were brought against us and resulted in a finding of substantial legal liability or culpability, the lawsuit could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously impact our business. We depend to a large extent on our business relationships and our reputation for integrity and high caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

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

Underwriting, syndicating and securities placement activities expose us to risks.

        KKR Capital Markets LLC, a subsidiary of ours, may act as an underwriter, syndicator or placement agent in securities offerings, and our joint venture's subsidiary, MCS Capital Markets LLC, may also act as an underwriter, syndicator or placement agent in securities offerings. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels. As an underwriter, syndicator or placement agent, we also may be subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite, syndicate or place.

We are subject to risks in using prime brokers, custodians, administrators and other agents.

        Certain of our investment funds and our principal activities depend on the services of prime brokers, custodians, administrators and other agents to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, our funds may not be able to recover equivalent assets in full as they will rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, our and our funds' cash held with a prime broker or custodian may not be segregated from the prime broker's or custodian's own cash, and our funds therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the prime broker or custodian could have a material impact on the performance of our funds and our business, financial condition and results of operations.

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

Risks Related to the Assets We Manage

        As an investment manager, we sponsor and manage funds that make investments worldwide on behalf of third-party investors and, in connection with those activities, are required to deploy our own capital in those investments. The investments of these funds are subject to many risks and uncertainties which, to the extent they are material, are discussed below. In addition, we have balance sheet investments and manage those assets on our own behalf. These risks, as they apply to our balance sheet investments, may have a greater impact on our results and financial conditions as we directly bear the full risk of our balance sheet. As a result, the gains and losses on such assets are reflected in our net income and the risks set forth below relating to the assets that we manage will directly affect our operating performance.

The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds, our balance sheet or of our future results or of any returns on our common units.

        We have presented in this report certain information relating to our investment returns, such as net and gross IRRs, multiples of invested capital and realized and unrealized investment values for funds that we have sponsored and managed. The historical and potential future returns of the funds that we manage are not directly linked to returns on KKR Group Partnership Units.

        Moreover, historical returns of our funds may not be indicative of the future results that you should expect from us, which could negatively impact the fees and incentive amounts received by us from such funds. In particular, the future results of our funds or balance sheet assets may differ significantly from their historical results including for the following reasons:

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

Valuation methodologies for certain assets in our funds and on our balance sheet can be subjective and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds and us.

        There are no readily ascertainable market prices for a substantial majority of illiquid investments of our investment funds, our finance vehicles or other assets on our balance sheet. When determining fair values of investments, we use the last reported market price as of the statement of financial condition date for investments that have readily observable market prices. When an investment does not have a readily available market price, the fair value of the investment represents the value, as determined by us in good faith, at which the investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. There is no single standard for determining fair value in good faith and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. When making fair value determinations for our private equity investments, we typically use a market multiples approach that considers a specified financial measure (such as EBITDA) and/or a discounted cash flow analysis. Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments. Credit investments are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are valued by us based on ranges of valuations determined by an independent valuation firm.

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

        Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, such quotations may not reflect the value that we would actually be able to realize because of various factors, including possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company's securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market's view of overall company and management performance. Our partners' capital could be adversely affected if the values of investments that we record is materially higher than the values that are ultimately realized upon the disposal of the investments and changes in values attributed to investments from quarter to quarter may result in volatility in our AUM and such changes could materially affect the results of operations that we report from period to period. There can be no assurance that the investment values that we record from time to time will ultimately be realized and that we will be able to realize the investment values that are presented in this report.

        Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of investments reflected in an investment fund's or finance vehicle's net asset value, or NAV, do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund or finance vehicle when such investments are realized. For example there may be liabilities such as unknown or uncertain tax exposures with respect to investments, especially those outside the United States, which may not be fully reflected in valuations. Realizations at values significantly lower than the values at which investments have been reflected in prior fund NAVs would result in losses for the applicable fund and the loss of potential carried interest and other fees. Also, if realizations of our investments produce values materially different than the carrying values reflected in prior fund NAVs, fund investors may lose confidence in us, which could in turn result in difficulty in raising capital for future funds.

        In addition, because we value our entire portfolio only on a quarterly basis, subsequent events that may have a material impact on those valuations may not be reflected until the next quarterly valuation date.

Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations.

        Our investments are impacted by various economic conditions that are difficult to quantify or predict and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations. For example,

  •
  Global equity markets, which may be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize a market multiples valuation approach as one of the methodologies to ascertain fair value of our investments that do not have readily observable market prices. In addition, the receptivity of equity markets to initial public offerings, or IPOs, as well as subsequent secondary equity offerings by companies already public, impacts our ability to realize investment gains.

  •
  Changes in credit markets can also impact valuations and may have offsetting results depending on the valuation methodology used. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Rising U.S. interest rates may also negatively impact certain foreign currencies that depend on foreign capital flows. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those investments that had a readily observable market price. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

  •
  Foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar. U.S. dollar appreciation relative to other currencies is likely to cause a decrease in the dollar value of non-U.S. investments to the extent unhedged.

  •
  Conditions in commodity markets impact the performance of our portfolio companies and other investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. If certain of our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of such portfolio companies, such portfolio companies could experience lower operating income which may in turn reduce the valuation of those portfolio companies. The value of energy real asset investments generally increase or decrease with the increase or decrease, respectively, of commodity prices. As we make additional investments in oil and gas companies and assets, the value of our portfolio and the investment income we realize may become increasingly sensitive to oil and gas prices. Apart from our energy real asset investments, a number of our other investments may be dependent to varying degrees on the energy sector through, for example, the provision of equipment and services used in energy exploration and production. These companies may benefit from an increase or suffer from a decline in commodity prices.

Changes in these factors can have a significant effect on the results of the valuation methodologies used to value our portfolio, and our reported fair values for these assets could vary materially if these factors from prior quarters were to change significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."

Global and regional economic conditions have a substantial impact on the value of investments. See "—Risks Related to Our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition."

Dependence on significant leverage in investments by our funds and our balance sheet assets could adversely affect our ability to achieve attractive rates of return on those investments.

        Because many of our funds' investments and our balance sheet assets rely heavily on the use of leverage, our ability to achieve attractive rates of return will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, our credit funds use varying degrees of leverage when making investments. Similarly, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company's total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company's indebtedness may also increase in recapitalization transactions subsequent to the company's acquisition. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our funds and our portfolio companies. Also, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness such as we experienced during 2009 would make it more expensive to finance those investments. In addition, increases in interest rates could decrease the value of fixed-rate debt investments that our balance sheet assets, finance vehicles or our funds make. Increases in interest rates could also make it more difficult to locate and consummate private equity and other investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Capital markets are volatile, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.

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

        When our existing portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If the financing for such purposes were to be unavailable or uneconomic when significant amounts of the debt incurred to finance our existing portfolio investments start to come due, these investments could be materially and adversely affected. In the event of default or potential default under applicable financing arrangements, one or more of our portfolio companies may go bankrupt, which could give rise to substantial investment losses, adverse claims or litigation against us or our employees and damage to our reputation.

        Among the sectors particularly challenged by downturns in the global credit markets, including the downturn experienced from 2008 through 2010, are the CLO and leveraged finance markets. We have significant exposure to these markets through our CLO subsidiaries, which we principally acquired in the acquisitions of KFN and Avoca. As of December 31, 2014, we indirectly hold below investment grade corporate loans and securities with a $8.6 billion estimated fair market value through our CLO subsidiaries. Each of these subsidiaries is a special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our CLO holdings are deeply subordinated, representing the CLO subsidiary's substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to us in right of payment. These loans and bonds also generally involve a higher degree of risk than investment grade rated debt including the risks described in the paragraphs above. Our CLO subsidiaries have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. The CLOs' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In such circumstances, CLOs may fail certain over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO, which may impact our ability to make distributions to our unitholders. The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, payment of all principal and interest outstanding may be accelerated as a result of an event of default or by holders of the senior notes. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re-occur, subsist or become more acute in the future. In July 2009, KFN surrendered for cancellation approximately $298.4 million in aggregate of notes issued to it by certain of its CLOs. The surrendered notes were cancelled and the obligations due under such notes were deemed extinguished. Because our CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. These CLOs have served as long-term, non-recourse financing for debt investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate. An inability to continue to utilize CLOs or other similar financing vehicles successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and our results of operations may be adversely affected.

        Our CLO subsidiaries regularly use significant leverage to finance their assets. An inability by such subsidiaries to continue to raise or utilize leverage, to refinance or extend the maturities of their outstanding indebtedness or to maintain adequate levels of collateral under the terms of their collateralized loan obligations could limit their ability to grow their business, reinvest principal cash, distribute cash to us or fully execute their business strategy, and our results of operations may be adversely affected. If these subsidiaries are unable to maintain their operating results and access to capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. These CLO strategies and the value of the assets of such CLO subsidiaries are also sensitive to changes in interest rates because these strategies rely on borrowed money and because the value of the underlying portfolio loans can fall when interest rates rise. If interest rates on CLO borrowings increase and the interest rates on the portfolio do not also increase, the CLO strategy is unlikely to achieve its projected returns. Also, if interest rates increase in the future, our CLO portfolio will likely experience a reduction in value because it would hold assets receiving below market rates of interest.

        Our hedge fund-of-funds, long/short credit fund, other credit- oriented funds and CLOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities or debt obligations. Gains realized with borrowed funds may cause the fund's net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund's net asset value could also decrease faster than if there had been no borrowings.

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

        Many of our funds and our balance sheet may hold investments in securities that are not publicly traded. In many cases, our funds or we may be prohibited by contract or by applicable securities laws from selling such securities at many points in time. Our funds or we will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available, and then only at such times when we do not possess material nonpublic information. The ability of many of our funds or us to dispose of investments is heavily dependent on the capital markets and in particular the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is made. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing our investment returns to risks of downward movement in market prices during the intended disposition period. In addition, as certain of our funds have a finite term, we could be forced to dispose of investments sooner than otherwise desirable. Accordingly, under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. Moreover, we may determine that we may be required to sell our balance sheet assets alongside our funds' investments at such times. We have made and expect to continue to make significant capital investments in our current and future funds and other strategies. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.

Our investments are subject to a number of inherent risks.

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

  •
  instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which our funds or we invest may undermine our due diligence efforts with respect to such companies, and if such fraud is discovered, negatively affect the valuation of a fund's investments as well as contribute to overall market volatility that can negatively impact a fund's or our investment program;

  •
  our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund's term or otherwise, resulting in a lower than expected return on the investments and, potentially, on the fund itself;

  •
  our portfolio companies generally have capital structures established on the basis of financial projections based primarily on management judgments and assumptions, and general economic conditions and other factors may cause actual performance to fall short of these financial projections, which could cause a substantial decrease in the value of our equity holdings in the portfolio company and cause our funds' or our performance to fall short of our expectations;

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

  •
  our transactions involve complex tax structuring that could be challenged or disregarded, which may result in losing treaty benefits or would otherwise adversely impact our investments; and

  •
  significant failures of our portfolio companies to comply with laws and regulations applicable to them could affect the ability of our funds or us to invest in other companies in certain industries in the future and could harm our reputation;

Our investments in real assets such as real estate, infrastructure assets and energy may expose us to increased risks and liabilities and may expose our unitholders to adverse tax consequences.

        Investments in real assets, which may include real estate, infrastructure assets, oil and gas properties and other energy assets, may expose us to increased risks and liabilities that are inherent in the ownership of real assets. For example,

  •
  Ownership of real assets in our funds or vehicles may increase our risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition that would not have been foreseen. Even in cases where we are indemnified by a seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities.

  •
  Ownership of real assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs, for example with respect to compliance with zoning, environmental or other applicable laws.

  •
  Real asset investments may face construction risks, without limitation: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (iii) less than optimal coordination with public utilities in the relocation of their facilities; (iv) adverse weather conditions and unexpected construction conditions; (v) accidents or the breakdown or failure of construction equipment or processes; (vi) catastrophic events such as explosions, fires, and terrorist activities, and other similar events and (vii) risks associated with holding direct or indirect interests in undeveloped land or underdeveloped real property. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain real asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.

  •
  The operation of real assets is exposed to potential unplanned interruptions caused by significant catastrophic or force majeure events. These risks could, among other effects, adversely impact the cash flows available from investments in real assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual non-compliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment.

  •
  The management of the business or operations of a real asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in the portfolio company's best interest, or the breach by an operator of applicable agreements or laws, rules, and regulations, could have an adverse effect on the investment's financial condition or results of operations. Real asset investments may involve the subcontracting of design and construction activities in respect of projects, and as a result our investments are subject to the risk that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services which it has agreed to provide and in cases where a single subcontractor provides services to various investments, the subcontractor becomes insolvent.

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

  •
  The acquisition of oil and gas properties at appropriate prices.

  •
  Currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered making it difficult to predict the future costs or impact of compliance.

  •
  The oil and gas industries present inherent risk of personal and property injury, for which we may not be fully insured.

  •
  The use of new technologies, including hydraulic fracturing.

  •
  Our estimated oil, natural gas, and natural gas liquids reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and value of our reserves.

  •
  The performance of our energy investments depend on the skill, ability and decisions of third party operators. The success of our investment will depend on their exploitation, development, construction and drilling activities and the timing and cost of drilling, completing and operating wells. Failure of such operators to comply with applicable laws, rules and regulations could result in liabilities to us, reduce the value of our interest in the oil and natural gas properties, adversely affect our cash flows and results of operations.

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

        Investments in real estate are subject to the risks inherent in the ownership and operation of real estate and real estate related businesses and assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control.

  •
  The success of certain investments will depend on the ability to restructure and effect improvements in the operations of the applicable properties, and there is no assurance, we will be successful in identifying or implementing such restructuring programs and improvements.

  •
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

  •
  The strategy of our real estate funds may be based, in part, on the availability for purchase of assets at favorable prices, and upon the continuation or improvement of market conditions, or on the availability of refinancing. No assurance can be given that the real estate businesses or assets can be acquired or disposed of at favorable prices or that refinancing will be available.

  •
  Lenders in commercial real estate financing customarily will require a "bad boy" guarantee, which typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. For our acquisitions, "bad boy" guarantees would generally be extended by our funds, our balance sheet or a combination of both depending on the ownership of the relevant asset. In addition, "bad boy" guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that commercial real estate financing arrangements generally will require "bad boy" guarantees and in the event that such a guarantee is called, a fund's or our assets could be adversely affected. Moreover, "bad boy" guarantees could apply to actions of the joint venture partners associated with the investments, and in certain cases the acts of such joint venture partner could result in liability to our funds or us under such guarantees.

  •
  The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired in relation to activities that took place prior to the acquisition of such property. In addition, at the time of disposition, other potential buyers may bring claims related to the asset or for due diligence expenses or other damages. After the sale of a real estate asset, buyers may later sue our funds or us for losses associated with latent defects or other problems not uncovered in due diligence.

  •
  Our funds or we may be subject to certain risks associated with investments in particular assets. Real estate investment trusts (or REITs) be affected by changes in the value of their underlying properties and by defaults by borrowers or tenants. REITs depend on their ability to generate cash flow to make distributions and may be impacted by changes in tax laws or by a failure to qualify for tax-free pass through income. Investments in real estate debt investments may be unsecured and subordinated to a substantial amount of indebtedness. Such debt investments may not be protected by financial covenants. Non-performing real estate loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of the principal of such loan. Investments in commercial mortgage loans are subject to risks of delinquency and foreclosure, and risks of loss. In the event of any default under a mortgage loan held directly by our fund or us, our fund or we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal to the extent of any deficiency between the value of the collateral the principal and accrued interest of the loan. Investments in assets or businesses that are distressed may have little or no near term cash flow and involve a high degree of risk. Such investments subject to bankruptcy or insolvency could be subordinated or disallowed.

        Infrastructure investments involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes the owners of infrastructure investments to a higher level of regulatory control than typically imposed on other businesses. They may also rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determines or limits prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates reducing the profitability of such infrastructure investments.

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

We and certain of our funds and CLOs invest in high-yield, below investment grade or unrated debt, or securities of companies that are experiencing significant financial or business difficulties, which generally entail greater risk, and if those losses are realized, it could adversely affect our results of operations, and our cash available for distribution to unitholders.

        We and our funds in our Public Markets segment and our CLOs invest in below investment grade or unrated debt, including corporate loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt, and may be less liquid. Issuers of high yield or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield or unrated debt is often less liquid than investment grade rated debt. Also, investments may be made in loans and other forms of debt that are not marketable securities and therefore are not liquid. In the absence of appropriate hedging measures, changes in interest rates generally will also cause the value of debt investments to vary inversely to such changes. The obligor of a debt security or instrument may not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement and collateral may not be available or sufficient to cover such liabilities. Commercial bank lenders and other creditors may be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements. Sub-participation interests in syndicated debt may be subject to certain risks as a result of having no direct contractual relationship with underlying borrowers. Debt securities and instruments may be rated below investment grade by recognized rating agencies or unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer's failure to make timely interest and principal payments.

        We and certain of our investment funds, especially in our special situations strategy, may invest in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, we or the fund may be required to sell the investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state and non-U.S. laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss of the entire investment in such company. Such investments involve a substantial degree of risk, and a decline in value of the assets would have a material adverse effect on our financial performance.

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

        As an element of our investment style, we often pursue complex investment opportunities. This can often take the form of substantial business, regulatory or legal complexity that would deter other investment managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny, the application of complex tax laws or a greater risk of contingent liabilities. Our transactions involve complex tax structures that are costly to establish, monitor and maintain, and as we pursue a larger number of transactions across multiple assets classes and in multiple jurisdictions, such costs will increase and the risk that a tax matter is overlooked or inadequately or inconsistently addressed will increase. Consequently, we may fail to achieve the desired tax benefit or otherwise decrease the returns of our investments or damage the reputation of our firm. Changes in law and regulation and in the enforcement of existing law and regulation, such as antitrust laws and tax laws, also adds complexity and risk to our business. Further, we, directly or through our funds, may acquire an investment that is subject to contingent liabilities, which could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for us or our funds. In addition, in connection with the disposition of an investment in a portfolio company, we or a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. We or a fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by us or a fund, even after the disposition of an investment. Any of these risks could harm the performance of us or our funds.

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

        In some transactions, the amount of equity capital that is required to complete a large capitalization private equity transaction may be significant and are required to be structured as a consortium transaction. A consortium transaction involves an equity investment in which two or more other private equity firms serve together or collectively as equity sponsors. While we have sought to limit where possible the amount of consortium transactions in which we have been involved, we have participated in a significant number of those transactions. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium investors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in "—Our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree." Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment. Moreover, we have significant co-investments in such large investments, and as a result the poor performance of any such large investment may have a material adverse impact on our financial results. See "—We and certain of our funds may make a limited number of investments, or investments that are concentrated in certain geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated investments perform poorly" and "—Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us."

We and our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree.

        We and our funds and accounts hold investments that include debt instruments and equity securities of companies that we do not control, and such investments may comprise an increasing part of our business. Such instruments and securities may be acquired by our funds and accounts through trading activities or through purchases of securities from the issuer or we may purchase such instruments and securities on a principal basis. In addition, our funds and accounts may acquire minority equity interests, particularly when making private equity investments in Asia or sponsoring investments as part of a large investor consortium or through many of our Public Markets funds, and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds or accounts retaining a minority investment. We and our funds, including our newer private equity funds, have made certain minority investments in publicly traded companies. We have also increasingly made minority investments in companies including hedge fund managers with our balance sheet assets. Transactions made by companies we do not control could be viewed as unwanted, damage our reputation, and consequently impair our ability to source transactions in the future. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. We are also reliant on the systems and processes of these companies including for financial information and valuations of our investments in or with them, including hedge fund managers and their funds, but we do not control the decisions and judgments made during such processes. Our investments in hedge fund managers through our stakes and seeding business may subject us to additional regulatory complexities or scrutiny if we are deemed to control the company for regulatory purposes, despite our minority interest. These asset managers may also be dependent on their founders and other key persons, and the loss of these key personnel could adversely impact our investment. If any of the foregoing were to occur, the value of the investments held by our funds or accounts or by us could decrease and our financial condition, results of operations and cash flow could be adversely affected.

We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.

        Many of our funds, vehicles and accounts invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2014, approximately 45% of the unrealized value of the investments of those funds and accounts was attributable to foreign investments. Investing in companies that are based or have significant operations in countries outside of the United States and, in particular, in emerging markets such as China and India, Eastern Europe, countries in south and southeast Asia, Brazil, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:

  •
  the possibility of exchange control regulations, restrictions on repatriation of profit on investments or of capital invested, political and social instability, nationalization or expropriation of assets;

  •
  the imposition of non-U.S. taxes and changes in tax law;

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

  •
  fewer investor protections; and

  •
  greater price volatility.

        As a result of the complexity of and lack of clear laws, precedent or authority with respect to the application of various income tax laws to our structures, the application of rules governing how transactions and structures should be reported is also subject to differing interpretations. In particular, certain jurisdictions, including Germany, Denmark, France, South Korea, Japan and Brazil, among others, have either proposed or adopted rules that seek to limit the amount of interest that may be deductible where the lender and the borrower are related parties (or where third party borrowings have been guaranteed by a related party) and in the case of Germany, without regard to whether the parties are related, or may seek to interpret existing rules in a more restrictive manner. In addition, the tax authorities of certain countries, such as Germany, Belgium, France, South Korea, and Singapore, have sought to disallow tax deductions for transaction and certain other costs at the portfolio company level either on the basis that the entity claiming the deduction does not benefit from the costs incurred or on other grounds. In Germany, tax losses and interest carry forwards in most cases would lose their value on a change of ownership due to restrictive legislation. There is also a significant risk that new German legislation regarding tax treatment of hybrid instruments as well as taxation on capital gains on minority stakes might be adopted. These measures will most likely adversely affect portfolio companies in those jurisdictions in which our investment funds have investments, and limit the benefits of additional investments in those countries. Our business is also subject to the risk that similar measures might be introduced in other countries in which our investment funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest.

        In addition, certain countries such as Australia, China, India, Japan, Brazil and South Korea, where we have made investments, have sought to tax investment gains derived by nonresident investors, including private equity funds, from the disposition of the equity in companies operating in those countries. In some cases this development is the result of new legislation or changes in the interpretation of existing legislation and local authority assertions that investors have a local taxable presence or are holding companies for trading purposes rather than for capital purposes, or are not otherwise entitled to treaty benefits. With respect to India, a general anti-avoidance rule was introduced that would provide a basis for the tax authorities to subject other sales and investments through intermediate holding jurisdictions such as Mauritius to Indian tax. The proposed rule is presently scheduled to become effective for tax years beginning on or after April 1, 2015.

        Further, the tax authorities in certain countries, such as Australia, Belgium, China, India, Denmark, Germany, and South Korea have sought to deny the benefits of income tax treaties or EU Directives with respect to withholding taxes on interest and dividends and in the case of South Korea, capital gains, of nonresident entities, on the basis that the entity benefiting from such treaty or Directive is not the owner of the income, is a mere conduit inserted primarily to access treaty benefits or Directives, or otherwise lacks substance.

        As a result of the complexity of our structures, foreign jurisdictions may seek to tax an additional portion of the fee income associated with our management advisory activity. Foreign jurisdictions may assert that an additional amount of fee income is subject to local tax, potentially reducing our profits associated with such income, although this risk may be mitigated by the availability of foreign tax credits. We or our funds may also inadvertently establish a taxable presence in a jurisdiction because of activities conducted there. Compliance with tax laws and structures in these jurisdictions and the costs of adapting to changes in tax policies require significant oversight and cost.

        Although we expect that most of the capital commitments of our funds, vehicles and accounts will be denominated in U.S. dollars, our investments and capital commitments that are denominated in a foreign currency, such as euro, will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the ability of countries to pay their national debt, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or even available at all. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See "—Risk management activities may adversely affect the return on our investments." Furthermore, we or our funds have and expect to continue to invest in European companies and companies that have operations that may be affected by the Eurozone economy. While concerns about sovereign defaults and the possibility that one or more countries might leave the European Union or the Eurozone are unresolved, such an event or austerity and other measures introduced in order to limit or contain these issues, could have a material adverse effect on investments by our funds in European companies. Legal uncertainty about the funding of euro denominated obligations following any break up of or exits from the Eurozone could also materially adversely affect a fund.

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

        In many cases, the companies in which we or our funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our or our fund's investment. By their terms, such instruments may provide that their holders are entitled to receive payments of distributions, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of its investment. In addition, debt investments made by us or our funds in our portfolio companies may be equitably subordinated to the debt investments made by third parties in our portfolio companies. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of us or our funds to influence a company's affairs and to take actions to protect an investment may be substantially less than that of the senior creditors.

Risk management activities may adversely affect the return on our investments.

        When managing exposure to market risks, we employ hedging strategies or certain forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates and currency exchange rates. The scope of risk management activities undertaken by us is selective and varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. However, such activities can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of the position. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price.

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

We and certain of our funds may make a limited number of investments, or investments that are concentrated in certain geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated investments perform poorly.

        The governing agreements of our funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. Our private equity funds generally permit up to 20% of the fund to be invested in a single company. Similarly, subject to certain concentration limits, our balance sheet may hold significant exposures to certain issuers, industries or asset classes. As of December 31, 2014, investments in private equity, CLOs, alternative credit, energy and real estate each represent more than 5% of our investments on a consolidated segment basis. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenues, difficulty in obtaining access to financing and increased funding costs may be exacerbated by this concentration of investments, which would result in lower investment returns. Because a significant portion of a fund's capital may be invested in a single investment or portfolio company, a loss with respect to such investment or portfolio company could have a significant adverse impact on such fund's capital. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund's performance and therefore, our financial condition and results of operations. Where our balance sheet has a significant exposure to an issuer, industry or asset class, as was the case with energy investments on our balance sheet beginning in late 2014, losses may have an even greater impact on our financial condition and results of operations, as we would directly bear the full extent of such losses.

Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us.

        We hold interests in some of our portfolio companies through our management of private equity and other funds, as well as through separate investments in those funds and co-investments in certain portfolio companies of such funds. As of December 31, 2014, we hold significant aggregate investments in each of First Data Corporation and Walgreens Boots Alliance Inc. (the company resulting from Walgreen's acquisition of Alliance Boots GmbH), which each represent more than 5% of our investments on a consolidated segment basis. As a result of our disproportionate investment in these companies, or any other portfolio companies for which similar investments are held in the future, any fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies.

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

  •
  Our fiduciary obligations to our fund investors may preclude us from pursuing attractive proprietary investment opportunities, in particular as we enter into strategic relationships with broad investment mandates similar to the investments we make with our balance sheet. Notwithstanding the foregoing, we also allocate certain investments, which we believe are not suitable for our funds to our balance sheet.

  •
  Conflicts may arise in allocating investments, time, services, expenses or resources among the investment activities of our funds, KKR, other KKR-affiliated entities and the employees of KKR.

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

        In addition, our funds and accounts also invest in a broad range of asset classes throughout the corporate capital structure. These investments include investments in corporate loans and debt securities, preferred equity securities and common equity securities. In certain cases, we may manage separate funds or accounts that invest in different parts of the same company's capital structure. For example, our credit funds may invest in different classes of the same company's debt and may make debt investments in a company that is owned by one of our private equity funds. In those cases, the interests of our funds may not always be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. For example, one of our private equity funds could have an interest in pursuing an acquisition, divestiture or other transaction that, in its judgment, could enhance the value of the private equity investment, even though the proposed transaction would subject one of our credit fund's debt investments to additional or increased risks. Finally, our ability to effectively implement a public securities strategy may be limited to the extent that contractual obligations entered into in the ordinary course of our private equity business impose restrictions on our engaging in transactions that we may be interested in otherwise pursuing.

        We may also cause different investment funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. Conflicts may also arise where we make balance sheet investments for our own account or permit employees to invest alongside our investment vehicles or our balance sheet for their own account. In certain cases, we may require that a transaction or investment be approved by fund investors or their advisory committees, be approved by an independent valuation expert, be subject to a fairness opinion, be based on arms-length pricing data or be calculated in accordance with a formula provided for in a fund's governing documents prior to the completion of the relevant transaction to address potential conflicts of interest. Such instances include principal transactions where we or our affiliates warehouse an investment in a portfolio company for the benefit of one or more of our funds or accounts pending the contribution of committed capital by the investors in such funds or accounts, follow-on investments by a fund other than a fund which made an initial investment in a company or transactions in which we arrange for one of our funds or accounts to buy a security from, or sell a security to, another one of our funds or accounts.

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

        Investors in our funds of funds along with those in our long/short credit strategy and other investment vehicles may generally submit redemptions to redeem their investments on a quarterly basis following the expiration of a specified period of time or in certain cases capital may be withdrawn earlier subject to a fee, in each case subject to the applicable fund's specific redemption provisions. For certain KKR Prisma funds managed as part of a single investor's mandate the length of time to redeem an investment may vary and will depend on the liquidity constraints of each KKR Prisma fund's underlying portfolio. Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, unhappiness with a fund's performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, performance and liquidity needs of fund investors. In a declining market or period of economic disruption or uncertainty, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions from our funds of funds or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.

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

        In addition, certain funds in our Public Markets business are registered under the Investment Company Act as management investment companies. These funds and KKR Credit Advisors (US) LLC, which serves as their investment adviser (or, in the case of the business development company, as its sub-adviser), are subject to the Investment Company Act and the rules thereunder. One of these funds is a New York Stock Exchange-listed closed-end fund. In addition, the management fees we are paid for managing investment companies will generally be subject to contractual rights the company's board of directors (or, in the case of the business development company we manage, the investment adviser) has to terminate our management of an account on as short as 60 days' prior notice. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

Our funds of funds may be subject to risks related to the limited rights it has to withdraw, transfer or otherwise liquidate its investments.

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

Investments by our fund of funds and other hedge funds and similar investment vehicles are subject to numerous additional risks.

        Investments by one or more hedge funds and investment vehicles with similar characteristics that we currently advise or may organize in the future are subject to numerous additional risks including the following:

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

  •
  We may enter into credit default swaps (or CDS) as investments or hedges. CDS involve greater risks than investing in the reference obligation directly. In addition to general market risks, CDS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument. A CDS is a contract in which the protection "buyer" is generally obligated to pay the protection "seller" an upfront or a periodic stream of payments over the term of the contract provided that no credit event, such as a default, on a reference obligation has occurred. If a credit event occurs, the seller generally must pay the buyer the "par value" (full notional value) of the swap in exchange for an equal face amount of deliverable obligations of the issuer (also known as the reference entity) of the underlying credit instrument referenced in the CDS, or, if the swap is cash settled, the seller may be required to deliver the related net cash amount. The protection buyer will lose its investment and recover nothing should no event of default occur. If an event of default were to occur, the value of the reference obligation received by the protection seller (if any), coupled with the periodic payments previously received, may be less than the full notional value it pays to the buyer, resulting in a loss of value to the seller. If we act as the protection seller in respect of a CDS contract, we would be exposed to many of the same risks of leverage described herein since if an event of default occurs the seller must pay the buyer the full notional value of the reference obligation.

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

Our founders are able to determine or influence the outcome of any matter that may be submitted for a vote of our limited partners.

        Very few matters are required to be submitted to a vote of our unitholders, and generally such matters require a majority or more of all the outstanding voting units. As of February 20, 2015, KKR Holdings owns 377,196,749 KKR Group Partnership Units, or 47% of the outstanding KKR Group Partnership Units. Depending upon the number of units actually voted, we believe our senior employees should generally have sufficient voting power to substantially influence matters subject to a majority or more of all outstanding voting units. Matters that require a vote of a majority of all outstanding voting units include a merger or consolidation of our business, a sale of all or substantially all of our assets and amendments to our partnership agreement that may be material to holders of our common units. In addition, our limited partnership agreement contains provisions that require a majority vote of all outstanding voting units to make certain amendments to our partnership agreement that would materially and adversely affect all holders of our common units or a particular class of holders of common units, and since approximately 47% of our voting units, as of February 20, 2015, are controlled by KKR Holdings, we believe KKR Holdings should generally have the ability to substantially influence amendments that could materially and adversely affect the holders of our common units either as a whole or as a particular class.

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

        The market price of our common units could decline as a result of sales of a large number of common units in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. As of February 20, 2015, we have 433,522,550 common units outstanding, which amount excludes common units beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and common units available for future issuance under the KKR & Co. L.P. 2010 Equity Incentive Plan, which we refer to as our Equity Incentive Plan.

        As of February 20, 2015, KKR Holdings owns 377,196,749 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Except for interests held by our founders and certain interests held by other principals that were vested upon grant, interests in KKR Holdings that are held by our principals are subject to time based vesting or performance based vesting at the time of grant and, following such vesting, additional restrictions in certain cases on exchanges for a period of one or two years. During 2014, 25,781,621 previously unvested units in KKR Holdings vested. The market price of our common units could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for our common units. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common units to sell our common units in the future at a time and at a price that they deem appropriate.

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

        We have used and in the future may continue to use common units as consideration in acquisitions and strategic investments. For example, in connection with KKR's acquisition of KFN, KKR issued approximately 104.3 million common units of KKR & Co. L.P., and in connection with KKR's acquisition of Avoca, we issued securities exchangeable into 4.9 million common units. In addition, in connection with the Prisma and Nephila transactions, we may make certain contingent payments in the form of common units. If our valuations of these transactions are not accurate or if the value of these acquisitions and investments is not realized, our distributions per common unit and the value of our common units may decline. In addition, as of February 20, 2015, KKR may issue (i) up to 4.1 million common units as registered on its registration statement on Form S-3 (no. 333-196059) in respect of withholding taxes and cash settled equity awards as described therein and elsewhere in this report; (ii) a number of common units under the Equity Incentive Plan that were not registered on KKR's registration statement on Form S-8 (no. 333-171601), and (iii) up to 377.2 million common units pursuant to KKR's exchange agreement with KKR Holdings and the other parties thereto.

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

        With respect to our subsidiary KFN, we believe it is not and does not propose to be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not believe that KFN has held itself out as such. KFN conducts its operations primarily through its majority-owned subsidiaries, each of which is either outside of the definition of an investment company as defined in the Investment Company Act or excepted from such definition under the Investment Company Act. KFN monitors its holdings regularly to confirm its continued compliance with the 40% test described in the second bullet point above, and restricts its subsidiaries with respect to the assets in which each of them can invest and/or the types of securities each of them may issue in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. If the SEC were to disagree with KFN's treatment of one or more of its subsidiaries as being excepted from the Investment Company Act, with its determination that one or more of its other holdings are not investment securities for purposes of the 40% test, or with its determinations as to the nature of its business or the manner in which it holds itself out, KFN and/or one or more of its subsidiaries could be required either (i) to change substantially the manner in which it conducts its operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on KFN, its ability to service its indebtedness and to make distributions on its shares, and on the market price of its shares and securities, and could thereby materially adversely affect our business, financial condition and results of operations.

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

        On August 31, 2011 the SEC published an advance notice of proposed rulemaking regarding Rule 3a-7 and a concept release seeking information on Section 3(c)(5)(C), two provisions with which KKR's subsidiaries, including KFN, must comply under the 40% test described above. Among the issues for which the SEC has requested comment is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC is also seeking information about the nature of entities that invest in mortgages and mortgage-related pools and how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities. Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit KKR's ability, or the ability of any of its subsidiaries, including KFN, to pursue its current or future operating strategies, which could have a material adverse effect on us.

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

        The value of your investment in us depends in part on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"), and that our partnership not be registered under the Investment Company Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities, gain from the sale or other disposition of real property, real property rents, income and gains from energy and oil and gas investments and certain other forms of investment income. We intend to structure our investments so as to satisfy these requirements, including by generally holding investments that generate non-qualifying income through one or more subsidiaries that are treated as corporations for U.S. federal income tax purposes. Nonetheless, we may not meet these requirements, may not correctly identify investments that should be owned through corporate subsidiaries, or current law may change so as to cause, in any of these events, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to U.S. federal income tax. We have not requested, and do not plan to request, a ruling from the IRS, on this or any other matter affecting us.

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

You will be subject to U.S. federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions, and you may recognize income in excess of cash distributions.

        As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Code and we are not required to register as an investment company under the Investment Company Act on a continuing basis, and assuming there is no change in law, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. As a result, a U.S. unitholder will be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on its allocable share of our items of income, gain, loss, deduction and credit (including its allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within the unitholder's taxable year, regardless of whether or when such unitholder receives cash distributions. See "—Risks Related to Our Business—The U.S. Congress has considered legislation that would have (i) in some cases after a ten-year period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our units, could be reduced."

        You may not receive cash distributions equal to your allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a controlled foreign corporation, or a CFC, a passive foreign investment company, or a PFIC, or entities treated as partnerships for U.S. federal income tax purposes, may produce taxable income prior to the receipt of cash relating to such income, and holders of our common units that are U.S. taxpayers may be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of the partnership status for which the IRS has granted limited relief, each holder of our common units may be obligated to make such adjustments as the IRS may require to maintain our status as a partnership. Such adjustments may require the holders of our common units to recognize additional amounts in income during the years in which they hold such units. In addition, because of our methods of allocating income and gain among holders of our common units, you may be taxed on amounts that accrued economically before you became a unitholder. For example, phantom income from the portfolio or due to operational activities may arise during a month and be allocated to you, creating taxable liability that KKR would not consider in a quarterly distribution. Moreover, KKR generally does not make annual tax distributions. Consequently, you may recognize taxable income without receiving any cash.

        Although we expect that distributions we make should be sufficient to cover a holder's tax liability in any given year that is attributable to its investment in us, no assurances can be made that this will be the case either quarterly or in any particular period. In any case, we will be under no obligation to make any distribution and, in certain circumstances, may not be able to make any distributions or will only be able to make distributions in amounts less than a holder's tax liability attributable to its investment in us. In addition, we anticipate making quarterly distributions but allocate taxable income on a monthly basis. As a result, if you dispose of your common units, you may be allocated taxable income during the time you held your common units without receiving any cash distributions corresponding to that period. Moreover, when a fund investment is realized at the end of a fiscal quarter, taxable income allocable to such realization is generally made during the same taxable period, but the distribution, if any, generated by such realization may not be paid until a later period. Accordingly, each holder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities.

Our interests in certain of our businesses will be held through intermediate holding companies, which will be treated as corporations for U.S. federal income tax purposes; such corporations will be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of our common units.

        In light of the publicly traded partnership rules under U.S. federal income tax laws and other requirements, we will hold our interest in certain of our businesses through intermediate holding companies, which will be treated as corporations for U.S. federal income tax purposes. The intermediate holding companies organized in the United States or otherwise subject to regular U.S. federal income taxation will be liable for U.S. federal income taxes at regular rates on all of their taxable income as well as applicable state, local and other taxes. These taxes would reduce the amount of distributions available to be made on our common units. In addition, these taxes could be increased if the IRS were to successfully reallocate deductions or income of the related entities conducting our business.

Changes in U.S. tax law could adversely affect our ability to raise funds from certain foreign investors.

        Under legislation known as the U.S. Foreign Account Tax Compliance Act, or FATCA, U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions, or FFIs,

are required to comply with a complicated and expansive reporting regime or be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA and related intergovernmental require FFIs to enter into agreements with the IRS and other jurisdictions to obtain and disclose information about certain fund investors to the IRS. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

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

        We and our intermediate holding companies will be allocated taxable gains and losses recognized by the KKR Group Partnerships based upon our percentage ownership in each KKR Group Partnership. Our share of such taxable gains and losses generally will be allocated pro rata to our unitholders. In some circumstances, under the U.S. federal income tax rules affecting partners and partnerships, the taxable gain or loss allocated to a unitholder may not correspond to that unitholder's share of the economic appreciation or depreciation in the particular asset. This is primarily an issue of the timing of the payment of tax, rather than a net increase in tax liability, because the gain or loss allocation would generally be expected to be offset as a unitholder sells units.

Non-U.S. persons face unique U.S. tax issues from owning our common units that may result in adverse tax consequences to them.

        We expect that we will be engaged in a U.S. trade or business for U.S. federal income tax purposes, including by reason of investments in U.S. real property holding corporations, real estate assets and energy assets, in which case some portion of our income would be treated as effectively connected income with respect to non-U.S. unitholders, or ECI. To the extent our income is treated as ECI, non-U.S. unitholders generally would be subject to withholding tax on their allocable share of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable share of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. unitholders that are corporations may also be subject to a 30% branch profits tax (potentially reduced under an applicable treaty) on their actual or deemed distributions of such income. In addition, distributions to non-U.S. unitholders that are attributable to profits on the sale of a U.S. real property interest may also be subject to 30% withholding tax. Also, non-U.S. unitholders may be subject to 30% withholding on allocations of our income that are U.S. source fixed or determinable annual or periodic income under the Code, unless an exemption from or a reduced rate of such withholding applies (under an applicable treaty of the Code) and certain tax status information is provided. Finally, if we are treated as being engaged in a U.S. trade or business, a portion of any gain recognized by non-U.S. unitholders on the sale or exchange of common units may be treated for U.S. federal income tax purposes as ECI, and hence such non-U.S. unitholders could be subject to U.S. federal income tax on the sale or exchange of common units.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Generally, a tax-exempt partner of a partnership would be treated as earning unrelated business taxable income, or UBTI, if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt financed property or if the partner interest itself is debt-financed. As a result of our ownership of real estate assets and energy assets and incurrence of acquisition indebtedness we will derive income that constitutes UBTI. Consequently, a holder of common units that is a tax-exempt entity (including an individual retirement account, or IRA, or a 401(k) plan participant) will likely be subject to unrelated business income tax to the extent that its allocable share of our income consists of UBTI and thus may be subject to U.S. federal income taxes and U.S. federal income tax reporting with respect to such income. In addition, a tax-exempt investor may be subject to unrelated business income tax on a sale of their common units.

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

        We will be considered to have been terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. A termination of our partnership would, among other things, result in the closing of our taxable year for all unitholders and may make it more likely that we are unable to meet the qualifying income requirements necessary to maintain our status as a partnership for U.S. federal income tax purposes.

Holders of our common units may be subject to state, local and foreign taxes and return filing requirements as a result of owning such units.

        In addition to U.S. federal income taxes, holders of our common units may be subject to other taxes, including state, local and foreign taxes, and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if the holders of our common units do not reside in any of those jurisdictions. Holders of our common units may be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions in the U.S. and abroad. Further, holders of our common units may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns that may be required of such unitholder. In addition our investments in real assets may expose unitholders to additional adverse tax consequences. See "—Our investments in real assets such as real estate and energy may expose us to increased risks and liabilities and may expose our unitholders to adverse tax consequences."

Certain U.S. holders of common units are subject to additional tax on "net investment income."

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

ITEM 3.    LEGAL PROCEEDINGS

        The section entitled "Litigation" appearing in Note 16 "Commitments and Contingencies" of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common units representing limited partner interests began trading on the New York Stock Exchange, or NYSE, on July 15, 2010 and are traded under the symbol "KKR." The following table sets forth the high and low intra-day sales prices per unit of our common units, for the periods indicated, as reported by the NYSE.

	Sales price
	2014		2013
	High	Low	High	Low
First Quarter	$26.50	$22.07	$20.00	$15.38
Second Quarter	$24.69	$21.20	$21.60	$17.27
Third Quarter	$25.58	$21.51	$21.78	$18.74
Fourth Quarter	$23.59	$18.84	$25.87	$19.68

        The number of holders of record of our common units as of February 20, 2015 was 76. This does not include the number of unitholders that hold shares in "street-name" through banks or broker-dealers.

Distribution Policy

        The following table presents the distributions paid to holders of our common units at the close of business on the specified record date during fiscal 2013 and 2014:

Payment Date	Record Date	Distribution per unit
March 5, 2013	February 19, 2013	$0.70
May 21, 2013	May 6, 2013	$0.27
August 20, 2013	August 5, 2013	$0.42
November 19, 2013	November 4, 2013	$0.23
March 4, 2014	February 18, 2014	$0.48
May 23, 2014	May 9, 2014	$0.43
August 19, 2014	August 4, 2014	$0.67
November 18, 2014	November 3, 2014	$0.45

        We have declared a distribution of $0.35 per common unit payable on March 6, 2015 to unitholders of record as of the close of business on February 20, 2015.

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

        Our distribution policy reflects our belief that distributing substantially all of the cash earnings of our investment management business will provide transparency for holders of our common units and impose on us an investment discipline with respect to the businesses and strategies that we pursue. We believe distributing a 40% of the net realized investment income of KKR (other than KFN) and 100% of the realized investment income of KFN allows the holders of our common units to participate in the returns generated on our balance sheet assets, while still allowing us to retain significant capital to invest in our business.

        Because we make our investment in our business through a holding company structure and the applicable holding companies do not own any material cash- generating assets other than their direct and indirect holdings in KKR Group Partnership Units, distributions are expected to be funded in the following manner:

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

        The board of directors of the general partner of KKR & Co. L.P.may change the distribution policy at any time and from time to time. We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment and/or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Cash". In addition, under Section 17-607 of the Delaware Limited Partnership Act, we will not be permitted to make a distribution if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.

Common Unit Repurchases in the Fourth Quarter of 2014

        No purchases of our common units were made by us or on our behalf in the fourth quarter of the year ended December 31, 2014. During the fourth quarter of 2014, 5,100,850 KKR Group Partnership Units were exchanged by KKR Holdings and its principals for an equal number of our common units, resulting in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings.

Unregistered Sale of Equity Securities

        On October 1, 2012, KKR acquired all of the equity interests of Prisma with an initial purchase price paid in cash and obligations to make future purchase price payments in the years 2014 and 2017 based on whether the Prisma business grows to achieve certain operating performance metrics measured in such years. KKR has the right in its sole discretion to pay a portion of such purchase price payments, if any, in KKR & Co. L.P. common units rather than in cash. On August 14, 2014 a portion of the obligation recorded as of June 30, 2014 was settled for $123.6 million. Of this amount, approximately $84.1 million was settled with the issuance of 3,665,560 KKR & Co. L.P. common units to the previous owners of Prisma. Common units of KKR & Co. L.P. issued in satisfaction of contingent price payments were delivered in reliance on Section 4(a)(2) of the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected historical consolidated financial data (i) as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. We derived the selected historical consolidated financial data as of December 31, 2014 and 2013 and for the years ending December 31, 2014, 2013 and 2012 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 from our audited consolidated financial statements which are not included in this report. You should read the following data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(all dollars are in thousands, except unit and per unit data)
Statement of Operations Data:
Fees and Other	$1,110,008	$762,546	$568,442	$723,620	$435,386
Less: Total Expenses	2,196,067	1,767,138	1,598,788	1,214,005	1,762,663
Total Investment Income (Loss)	6,544,748	8,896,746	9,101,995	1,456,116	9,179,108

Income (Loss) Before Taxes	5,458,689	7,892,154	8,071,649	965,731	7,851,831
Income Taxes	63,669	37,926	43,405	89,245	75,360

Net Income (Loss)	5,395,020	7,854,228	8,028,244	876,486	7,776,471
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(3,341)	62,255	34,963	4,318	—
Net Income (Loss) Attributable to
Noncontrolling Interests and Appropriated Capital	4,920,750	7,100,747	7,432,445	870,247	7,443,293

Net Income (Loss) Attributable to KKR & Co. L.P.	$477,611	$691,226	$560,836	$1,921	$333,178

Net Loss Attributable to KKR & Co. L.P.
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$1.25	$2.51	$2.35	$0.01	$1.62
Diluted	$1.16	$2.30	$2.21	$0.01	$1.62
Weighted Average Common Units Outstanding
Basic	381,092,394	274,910,628	238,503,257	220,235,469	206,031,682
Diluted	412,049,275	300,254,090	254,093,160	222,519,174	206,039,244
Statement of Financial Condition Data (period end):
Total Assets	$65,872,745	$51,427,201	$44,426,353	$40,377,645	$38,391,157
Total Liabilities	$14,168,684	$4,842,383	$3,020,899	$2,692,995	$2,391,115
Redeemable Noncontrolling Interests	$300,098	$627,807	$462,564	$275,507	$—
Noncontrolling Interests	$46,004,377	$43,235,001	$38,938,531	$36,080,445	$34,673,549
Appropriated Capital	$16,895	$—	$—	$—	$—
Total KKR & Co. L.P. Partners' Capital(1)	$5,382,691	$2,722,010	$2,004,359	$1,328,698	$1,326,493

(1)
Total KKR & Co. L.P. partners' capital reflects only the portion of equity attributable to KKR & Co. L.P. (53.5% interest in the KKR Group Partnerships as of December 31, 2014) and differs from book value reported on a segment basis primarily as a result of the exclusion of the equity impact of KKR Management Holdings Corp. and allocations of equity to KKR Holdings. KKR Holdings' 46.5% interest in the KKR Group Partnerships as of December 31, 2014 is reflected as noncontrolling interests and is not included in total KKR & Co. L.P. partners' capital.

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

Overview

        We are a leading global investment firm that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, credit and hedge funds. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation in the assets we manage. We invest our own capital alongside the capital we manage for fund investors and bring debt and equity investment opportunities to others through our capital markets business.

        Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 250 private equity investments in portfolio companies with a total transaction value in excess of $505 billion. We have grown our firm by expanding our geographical presence and building businesses in new areas, such as credit, special situations, hedge funds, collateralized loan obligations ("CLOs"), capital markets, infrastructure, energy and real estate. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.

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

        We have also used our balance sheet as a significant source of capital to further grow and expand our business, increase our participation in our existing businesses and further align our interests with those of our fund investors and other stakeholders. The majority of our balance sheet consists of general partner interests in KKR investment funds, limited partner interests in certain KKR investment funds, co-investments in certain portfolio companies of KKR private equity funds and interests in CLOs, corporate loans, debt securities and energy and real estate assets acquired in connection with our acquisition of KKR Financial Holdings on April 30, 2014. Our balance sheet also holds other assets used in the development of our business, including seed capital for new strategies.

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

        Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants and senior advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. With over 75% of our fee paying assets under management not subject to redemption for at least 8 years from inception, we have significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Business Segments

Private Markets

        Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of December 31, 2014, the segment had $61.5 billion of AUM and FPAUM of $47.3 billion, consisting of $38.3 billion in private equity and $9.0 billion in real assets (including infrastructure, energy and real estate) and other strategies. Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

Public Markets

        We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments and long/short credit investment strategies. The funds, accounts, registered investment companies and CLOs in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC (formerly known as KKR Asset Management LLC), which is a SEC-registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK), regulated by the United Kingdom Financial Conduct Authority, or FCA. KKR Credit Advisors (Ireland) and KKR Credit Advisors (UK) (formerly known collectively as Avoca Capital) were acquired by KKR on February 19, 2014. Our Public Markets segment also includes our hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and acquiring stakes in or seeding hedge fund managers. The funds and accounts in our hedge fund business are managed by Prisma Capital Partners LP, an SEC-registered investment adviser.

        In our hedge funds stakes and seeding business, we have a 24.9% interest in Nephila Capital Ltd., or Nephila, an investment manager focused on investing in natural catastrophe and weather risk, and a 24.9% interest in BlackGold Capital Management L.P., or BlackGold, a credit-oriented investment manager focused on investing in energy and hard asset investments.

        We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

        As of December 31, 2014, this segment had $37.1 billion of AUM, comprised of $17.5 billion of assets managed in our leveraged credit strategies, $8.7 billion of assets managed in our alternative credit strategies $10.2 billion of assets managed in our hedge fund solutions strategies and $0.7 billion of assets managed in other strategies. Our alternative credit investments include $1.8 billion of assets managed in our mezzanine strategy, $2.4 billion of assets managed in our direct lending strategy, $3.5 billion of assets managed in our special situations strategies and $1.0 billion of assets managed in our long/short credit strategy. The following chart presents the growth in the AUM of our Public Markets segment from the commencement of its operations in August 2004 through December 31, 2014.

Capital Markets and Other

        Our Capital Markets and Other segment is comprised primarily of our global capital markets business. Our capital markets business supports our firm, our private equity portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When we underwrite an offering of securities or a loan on a firm commitment basis, we commit to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When we act in an agency capacity, we generate revenue for arranging financing or placing securities or debt with capital markets investors. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and we are also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners, and non-bank financial companies, or NBFCs, in India.

Business Environment

  Market Conditions

        As a global investment firm, we are affected by financial and economic conditions in North and South America, Europe, Asia-Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the success of the investments we make as well as our ability to exit these investments profitably and to make new investments. In terms of economic conditions, according to the Bureau of Economic Analysis, real GDP in the U.S. increased 2.6% in the fourth quarter of 2014 and 2.4% for the full year ended December 31, 2014. As of January 2015, The International Monetary Fund, or IMF, estimates that the U.S. economy will expand by 3.6% in 2015. According to the Bureau of Labor Statistics, the U.S. unemployment rate decreased to 6.2% as of December 31, 2014. In the Euro Area, real GDP increased 0.34% in the fourth quarter of 2014 and increased 0.9% for full year ended December 31, 2014 according to Eurostat. The Euro Area unemployment rate remains elevated at 11.6% as of October 7, 2014, despite recent signs of improvement according to the IMF. As of January 2015, the IMF estimates that the Euro Area will expand by 1.2% in 2015. According to the China Bureau of National Statistics, real GDP in China increased 1.5% in the fourth quarter of 2014 and 7.4% for the full year ended December 31, 2014. As of January 2015, the IMF estimates that China's economy will expand by 6.8% in 2015. In China, the unemployment rate remains relatively low at 4.1% as of December 31, 2014 according to the China Bureau of National Statistics.

        In addition to economic conditions, global equity and debt markets also have a substantial effect on our financial condition and results of operations. Global equity markets finished positively for the year ended December 31, 2014, with the S&P 500 Index up 13.7% and the MSCI World Index up 5.5%. Equity market volatility rose during the quarter as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, which began the quarter at 16.3 and ended at 19.2 on December 31, 2014, for an increase of 17.7%. The investment grade credit markets remained relatively flat, with the S&P/LSTA Leveraged Loan Index up 1.6% and the BoAML HY Master II Index up 2.5% during the year ended December 31, 2014, respectively. Within credit markets, spreads have widened while issuances reached record levels in 2014. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies may cause the default risk of these countries to increase, and this could impact the operations or value of our investments.

        In addition, foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar. For example, the Euro fell 12% in 2014, while the British pound fell 6% last year relative to the U.S. dollar. Currency fluctuations can also affect our businesses which deal in cross-border trade. U.S. dollar appreciation relative to other currencies is likely to cause a decrease in the U.S. dollar value of our non-U.S. investments to the extent unhedged, cause portfolio companies that export to the U.S. to suffer a decline in revenues, and make the exports of U.S. based companies less competitive. The recent unpegging of the euro-Swiss franc exchange rate also highlights potential risks of currency volatility.

        Interest rates can also materially impact the valuation of our investments, particularly those valued in whole or in part using a discounted cash flow analysis. In 2014, many global central banks cut interest rates as historic low rates combined with the fall in oil prices and below-potential growth heightened deflationary fears, particularly in China, Europe and Japan. According to Bloomberg, as at December 31, 2014, 10 year government bond yields for full year 2014 had declined by 97 basis points in China, 139 basis points in Germany, 41 basis points in Japan and 86 basis points in the U.S. In the U.S., the Federal Reserve ended its tapering campaign and has signaled a future rate increase.

        Our Private Markets portfolio contains several energy real asset investments whose values are influenced by the price of natural gas and oil. Such energy real asset investments had a fair value of $0.7 billion, as of December 31, 2014. During the quarter ended December 31, 2014, the value of our energy real asset investments in working interests in oil and gas producing properties decreased meaningfully. This decrease in value was primarily attributable to a drop in long-term oil, condensate, natural gas liquids, and natural gas prices during the year ended December 31, 2014 with the greatest declines occurring in the fourth quarter. For example, the 2017 price of WTI crude oil declined from approximately $85 per barrel to $67 per barrel and the 2017 price of natural gas declined from approximately $4.22 per mcf to $3.76 per mcf as of September 30, 2014 and December 31, 2014, respectively. For additional information regarding our energy real asset valuation methodologies, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments."

        For a discussion of how financial and economic conditions impact our financial condition and results of operations see "Risk Factors—Risks Related to Our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition," "—Risks Related to the Assets We Manage—Valuation methodologies for certain assets in our funds and on our balance sheet can be subjective and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds and us," "—Our investments are impacted by various economic conditions that are difficult to quantify or predict, but may have a significant adverse impact on the valuation of our investments,"

"—Dependence on significant leverage in investments by our funds and our principal assets could adversely affect our ability to achieve attractive rates of return on those investments" and "—We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States" and see "Quantitative and Qualitative Disclosures About Market Risk".

  Business Conditions

        Our segment revenues consist of fees, performance income and investment income. Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments.

  •
  Our ability to attract new capital and investors.  Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation or income. Since 2010, we have expanded into strategies such as energy, infrastructure, real estate, alternative credit and hedge funds. In several of these strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to a new investor base of retail and high net worth clients. However, fundraising continues to be competitive and as two of our three flagship private equity funds have completed fundraising and our fourth flagship fund focused on Europe held its first close in 2014, the growth in AUM and FPAUM in the coming year may be lower. New capital raised for the fiscal years ended December 31, 2012, 2013 and 2014 was $10.6 billion, $21.2 billion and $13.3 billion.

  •
  Our successful deployment of capital including from our balance sheet.  Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital from our funds and our balance sheet. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments which have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in a reduced potential future investment gains, lower transaction fees and lower fees for our capital markets business, which may earn fees in the syndication of equity or debt. Equity invested for the fiscal years ended December 31, 2012, 2013 and 2014 were $3.8 billion, $7.4 billion and $10.2 billion, and syndicated capital for the fiscal years ended December 31, 2012, 2013 and 2014 were $0.5 billion, $1.1 billion and $2.6 billion, such that 2014 reflects unusually high levels of activity for us on a historical basis.

  •
  Our ability to realize investments.  The strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically affects the value of, and our ability to successfully exit, our equity positions in our private equity portfolio companies in a timely manner. We may also realize investments through strategic sales. For the fiscal years ended December 31, 2012, 2013 and 2014, through exit activity in our investments, we realized carried interest of $0.5 billion, $0.7 billion and $1.2 billion. Since December 31, 2014, we have closed the strategic sales of Fotolia (media sector) and have received proceeds from the sale of Walgreens Boots Alliance, Inc. that was completed on December 31, 2014. Pending transactions, the consummation of which are subject to closing conditions, include, as of February 20, 2015: Big Heart Pet Brands (consumer products sector) and Biomet, Inc. (healthcare sector). Such sales, however, are episodic and reduced levels of sale activity in future quarters would reduce transaction fees, realized carry and distributions.

Basis of Accounting

        We consolidate the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of our investment management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds and certain other entities including certain consolidated CLOs.

        In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds and CLOs, are consolidated notwithstanding the fact that we may hold only a minority economic interest in those entities. In particular, in the majority of our consolidated funds and other investment vehicles, we hold a general partner interest that gives us substantive controlling rights over such funds and vehicles. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of December 31, 2014, our AUM in our Private Markets segment included 20 consolidated investment vehicles and 13 unconsolidated investment vehicles. Our AUM in our Public Markets segment included 21 consolidated investment vehicles, including CLOs, and 68 unconsolidated investment vehicles.

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

Key Financial Measures Under GAAP

Fees and Other

        Fees and other consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, (iv) revenue earned by oil and gas-producing entities that are consolidated and (v) consulting fees earned by entities that employ non-employee operating consultants. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

        Fees and other reported in our consolidated financial statements do not include the management or incentive fees that we earn from consolidated funds and other entities, because those fees are eliminated in consolidation. However, because those management and incentive fees are earned from, and funded by, third-party investors who hold noncontrolling interests in the consolidated funds and entities, net income attributable to KKR is increased by the amount of the management fees that are eliminated in consolidation. Accordingly, while the consolidation of funds and other entities impacts the amount of fees that are recognized in our financial statements, it does not affect the ultimate amount of net income attributable to KKR or KKR's partners' capital.

        For a further discussion of our fee policies, see "—Critical Accounting Policies—Revenue Recognition."

Expenses

Compensation and Benefits

        Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards and carry pool allocations. All employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain employees are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR allocates to its employees and other personnel a portion of the carried interest earned as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation and benefits expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations.

General, Administrative and Other

        General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, changes in fair value of contingent consideration, expenses incurred by oil and gas-producing entities (including impairment charges) that are consolidated and other general and operating expenses which are not borne by fund investors and are not offset by credits attributable to fund investors' noncontrolling interests in consolidated funds. General, administrative and other expense also consists of costs incurred in connection with pursuing potential investments that do not result in completed transactions, a substantial portion of which are borne by fund investors.

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

Interest Expense

        Interest expense is incurred from debt issued by KKR, including debt issued by KFN which was consolidated upon completion of the acquisition of KFN, credit facilities entered into by KKR, debt securities issued by consolidated CLOs and financing arrangements at our consolidated funds entered into primarily with the objective of managing cash flow. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations with respect to financing arrangements at our consolidated funds. We also capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See "—Liquidity".

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

Appropriated Capital

        Appropriated capital represents the difference between the fair value of consolidated CLO assets and the fair value of consolidated CLO liabilities that is attributable to third party holders of the subordinated debt of consolidated CLOs. Changes in appropriated capital result from changes in the fair value of the underlying assets and liabilities of the consolidated CLO vehicles and the amount of net income (loss) of the consolidated CLOs that is attributed to third party interests will be reflected in net income (loss) attributable to noncontrolling interests and appropriated capital in the consolidated statements of operations to arrive at consolidated net income (loss) attributable to KKR & Co. L.P.

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

        We disclose the following financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Financial Statements and Supplementary Data—Note 13. Segment Reporting" and later in this report under "—Economic Net Income (Loss)" and "—Segment Book Value."

Economic Net Income (Loss) ("ENI")

        Economic net income (loss) is a measure of profitability for KKR's reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR's businesses inclusive of carried interest and related carry pool allocations and investment income. ENI is comprised of total segment revenues less total segment expenses and certain economic interests in KKR's segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of non-cash equity-based charges and other non-cash compensation charges borne by KKR Holdings or incurred under the Equity Incentive Plan and other securities that are exchangeable for common units of KKR & Co. L.P.; (v) the exclusion of certain non-recurring items; (vi) the exclusion of investment income (loss) relating to noncontrolling interests; and (vii) the exclusion of income taxes.

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

Fee Paying AUM ("FPAUM")

        Fee paying AUM represents only those assets under management from which KKR receives management fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. This relates to KKR's capital raising activities and the overall activity in its investment funds or CLOs, for only those funds or CLOs where KKR receives fees (i.e., excluding vehicles that receive only carried interest or general partner capital). FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets from which KKR does not receive a fee are excluded (i.e., assets with respect to which it receives only carried interest) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.

Equity Invested

        Equity invested is the aggregate amount of equity capital that has been invested by KKR's investment funds and carry-yielding co-investment vehicles and is used as a measure of investment activity for KKR and its business segments during a given period. We believe this measure is useful to unitholders as it provides additional insight into KKR's investments among its investment funds and carry-yielding co-investment vehicles and replaces committed dollars invested. Such amounts include: (i) capital invested by fund investors and co-investors with respect to which KKR is entitled to a carried interest and (ii) capital invested by KKR's investment funds, including investments made using investment financing arrangements.

Gross Dollars Invested

        Gross dollars invested is the aggregate amount of capital that has been invested by all of KKR's Public Markets investment vehicles in our private credit non-liquid strategies and is used as a measure of investment activity for a portion of KKR's Public Markets segment in a given period. We believe this measure is useful to unitholders as it provides additional insight into KKR's investment of capital across private credit non-liquid strategies for all the investment vehicles in the Public Markets segment. Such amounts include capital invested by fund investors and co-investors with respect to which KKR's Public Markets business is entitled to a fee or carried interest.

Syndicated Capital

        Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in equity invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets and Other segment and across its investment platform.

Uncalled Commitments

        Uncalled commitments are used as a measure of unfunded capital commitments that KKR's investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments. We believe this measure is useful to unitholders as it provides additional insight into the amount of capital that is available to KKR's investment funds to make future investments. Uncalled commitments are not reduced for investments completed using fund-level investment financing arrangements.

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

Consolidated Results of Operations

        The following is a discussion of our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012. You should read this discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see "—Segment Analysis."

        The following tables set forth information regarding our consolidated results of operations for the years ended December 31, 2014 and 2013.

Year ended December 31, 2014 compared to year ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change
	($ in thousands)
Revenues
Fees and Other	$1,110,008	$762,546	$347,462

Expenses
Compensation and Benefits	1,263,852	1,266,592	(2,740)
Occupancy and Related Charges	62,564	61,720	844
General, Administrative and Other	869,651	438,826	430,825

Total Expenses	2,196,067	1,767,138	428,929

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	4,778,232	7,826,082	(3,047,850)
Dividend Income	1,174,501	695,521	478,980
Interest Income	909,207	474,759	434,448
Interest Expense	(317,192)	(99,616)	(217,576)

Total Investment Income (Loss)	6,544,748	8,896,746	(2,351,998)

Income (Loss) Before Taxes	5,458,689	7,892,154	(2,433,465)
Income Taxes	63,669	37,926	25,743

Net Income (Loss)	5,395,020	7,854,228	(2,459,208)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(3,341)	62,255	(65,596)
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	4,920,750	7,100,747	(2,179,997)

Net Income (Loss) Attributable to KKR & Co. L.P.	$477,611	$691,226	$(213,615)

Fees and Other

        The net increase was primarily due to an increase in revenues earned by consolidated oil and gas producing entities of $164.8 million, an increase in transaction fees of $137.6 million and an increase in management fees of $37.3 million. The increase in revenue earned by consolidated oil and gas producing entities was primarily the result of the acquisition of KFN, which owned oil and gas producing entities, completed on April 30, 2014, and to a lesser extent, growth in the activities of our other consolidated oil and gas producing entities. The increase in transaction fees was primarily driven by (i) an increase in the size of fee-generating investments completed during the year ended December 31, 2014 in our Private Markets segment and (ii) an increase in transaction fees in our capital markets business reflecting larger transaction sizes when compared to the prior period, including a capital markets fee received from the syndication of equity in First Data Corporation (financial services sector) of approximately $43 million. During the year ended December 31, 2014, our Private Markets segment had 33 transaction fee-generating investments with a total combined transaction value of approximately $15.4 billion compared to 33 transaction fee-generating investments with a total combined transaction value of approximately $15.0 billion during the year ended December 31, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in management fees was primarily the result of the acquisition of Avoca on February 19, 2014 and to a lesser extent new capital raised primarily in our Public Markets segment, partially offset by a decrease in management fees received from KFN as a result of our acquisition of KFN on April 30, 2014, as management fees from KFN after that date are now eliminated in consolidation.

Expenses

        The increase was primarily due to an increase in general, administrative and other expenses of $430.8 million, partially offset by a decrease in compensation and benefits of $2.7 million. The increase in general, administrative and other expenses is primarily due to an increase of approximately $330 million relating to the activities of our consolidated oil and gas producing entities which were not consolidated prior to the third quarter of 2013 as well as the activities of oil and gas producing entities acquired in the acquisition of KFN completed on April 30, 2014. This increase included an impairment charge of approximately $220 million relating to long-lived assets at our consolidated oil and gas producing entities. In addition, general, administrative, and other expenses increased as a result of (i) increased expenses attributable to Avoca which we acquired on February 19, 2014, (ii) expenses incurred by consolidated CLOs that were consolidated subsequent to the acquisition of Avoca and the acquisition of KFN, which was completed on April 30, 2014, and (iii) an increase in amounts accrued for litigation. The decrease in compensation and benefits is due primarily to (i) lower equity-based compensation reflecting fewer KKR Holdings units vesting for expense recognition purposes under the graded attribution method of expense recognition, (ii) lower carry pool allocations as a result of the recognition of a lower level of carried interest during the year ended December 31, 2014 as compared to the year ended December 31, 2013, partially offset by (i) an increase in cash compensation reflecting a higher level of fees as well as increased headcount and (ii) higher equity-based compensation relating primarily to additional equity grants under the Equity Incentive Plan.

Net Gains (Losses) from Investment Activities

        The following is a summary of net gains (losses) from investment activities:

	Year Ended December 31,
	2014	2013
	($ in thousands)
Private Equity Investments	$4,586,193	$7,716,772
Other Net Gains (Losses) from Investment Activities	192,039	109,310

Net Gains (Losses) from Investment Activities	$4,778,232	$7,826,082

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

	Year Ended December 31,
	2014	2013
	($ in thousands)
Realized Gains	$6,224,683	$4,712,997
Unrealized Losses from Sales of Investments and Realization of Gains(a)	(6,278,529)	(4,155,261)
Realized Losses	(1,238,897)	(1,048,778)
Unrealized Gains from Sales of Investments and Realization of Losses(b)	1,233,070	1,058,710
Unrealized Gains from Changes in Fair Value	9,218,981	9,361,938
Unrealized Losses from Changes in Fair Value	(4,573,115)	(2,212,834)

Net Gains (Losses) from Investment Activities—Private Equity Investments	$4,586,193	$7,716,772

(a)
Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)
Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

        The appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $2.2 billion, $1.2 billion and $1.1 billion in our 2006 Fund, European Fund III and North America Fund XI, respectively. Approximately 23% of the net change in value for the year ended December 31, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on PRA Health Sciences, Inc. (NASDAQ: PRAH), HCA, Inc. (NYSE: HCA), NXP Semiconductors N.V. (NASDAQ: NXPI) and Yageo Corporation (TW: 2327). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A. (FP:TKTT), ProSiebenSat.1 Media AG (XETRA: PSM) and Rundong Automobile Group (HK: 1365). Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH (healthcare sector), Biomet, Inc. (healthcare sector) and WILD Flavors GmbH (consumer products sector). The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions (technology sector), Samson Resources (energy sector) and Toys R Us (retail sector). The unrealized gains were also offset by unrealized losses in our energy assets from our Natural Resources Fund and

Energy Income and Growth Fund of approximately $352 million. The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of WILD Flavors GmbH and Biomet, Inc., an increase that primarily reflected agreements to sell these investments, with the sale of WILD Flavors GmbH completed in October 2014, and (iii) in the case of Alliance Boots GmbH, primarily due to an agreement to exit the investment and to a lesser extent an increase in the value of a publicly traded stock that is expected to be delivered pursuant to this agreement, which was completed on December 31, 2014. The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook. The decreased valuation of energy assets are generally related to decreases in commodity prices.

Dividend Income

        During the year ended December 31, 2014, we received dividends of $178.6 million from Visma (technology sector), $171.6 million from Capsugel (healthcare sector), $162.1 million from Capital Safety Group (industrial sector), $87.7 million from WMF (consumer products sector) and an aggregate of $574.5 million of dividends from other investments. During the year ended December 31, 2013, we received dividends of $191.6 million from Capsugel, $139.7 million from Pets at Home (consumer products sector), $113.9 million from Visma, $85.6 million from Tarkett S.A. (manufacturing sector), $52.0 million from Santander Consumer USA (financial services sector) and an aggregate of $112.7 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

        The increase was primarily due to the consolidation of debt instruments held by KFN including CLOs, subsequent to the acquisition of KFN on April 30, 2014, as well as a net increase in the amount of credit instruments in our consolidated Public Markets investment vehicles, including CLOs acquired in the Avoca acquisition on February 19, 2014.

Interest Expense

        The increase was primarily due to (i) interest expense associated with consolidated CLOs acquired in the Avoca and KFN acquisitions which were completed on February 19, 2014 and April 30, 2014, respectively, (ii) interest expense associated with senior and subordinated debt at KFN and (iii) interest expense on our 2044 Senior Notes issued on May 29, 2014.

Income (Loss) Before Taxes

        The decrease was primarily due to a decrease in investment income and increase in expenses, partially offset by an increase in fees.

Income Taxes

        The increase was primarily due to an increase in the amount of income in the KKR Group Partnerships that is subject to either corporate or local taxes, or both, as well as an increase in KKR & Co. L.P.'s ownership percentage in the KKR Group Partnerships from approximately 39.9% for the year ended December 31, 2013 to approximately 49.5% for the year ended December 31, 2014. This increase in ownership subjects a greater level of income to corporate taxes.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

        The decrease was primarily driven by the termination of our KKR Equity Strategies fund and to a lesser extent decreased investment income for funds and vehicles where noncontrolling interests are redeemable.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

        The decrease was primarily attributable to the overall decrease in investment income described above as well as a decrease in KKR Holdings's ownership percentage in the KKR Group Partnerships from approximately 60.1% for the year ended December 31, 2013 to approximately 50.5% for the year ended December 31, 2014.

Net Income (Loss) Attributable to KKR & Co. L.P.

        The decrease was primarily attributable to the decrease in income before taxes as described above, partially offset by an increase in KKR & Co. L.P.'s ownership percentage in the KKR Group Partnerships from approximately 39.9% for the year ended December 31, 2013 to approximately 49.5% for the year ended December 31, 2014. This increase in ownership percentage was principally the result of the issuance of KKR common units in connection with the acquisition of KFN.

        The following tables set forth information regarding our consolidated results of operations for the years ended December 31, 2013 and 2012.

Year ended December 31, 2013 compared to year ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	($ in thousands)
Revenues
Fees and Other	$762,546	$568,442	$194,104

Expenses
Compensation and Benefits	1,266,592	1,280,854	(14,262)
Occupancy and Related Charges	61,720	58,205	3,515
General, Administrative and Other	438,826	259,729	179,097

Total Expenses	1,767,138	1,598,788	168,350

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	7,826,082	7,871,673	(45,591)
Dividend Income	695,521	940,888	(245,367)
Interest Income	474,759	358,598	116,161
Interest Expense	(99,616)	(69,164)	(30,452)

Total Investment Income (Loss)	8,896,746	9,101,995	(205,249)

Income (Loss) Before Taxes	7,892,154	8,071,649	(179,495)
Income Taxes	37,926	43,405	(5,479)

Net Income (Loss)	7,854,228	8,028,244	(174,016)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	62,255	34,963	27,292
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	7,100,747	7,432,445	(331,698)

Net Income (Loss) Attributable to KKR & Co. L.P.	$691,226	$560,836	$130,390

Fees and Other

        The net increase was primarily due to an increase in management fees of $79.8 million, an increase in transaction fees of $50.3 million and an increase in incentive fees of $24.8 million. The increase in management fees was primarily the result of the acquisition of Prisma as well as new capital raised primarily in our Public Markets segment. The increase in transaction fees was primarily driven by an increase in the size and number of fee-generating investments completed during the year ended December 31, 2013 in our Private Markets segment. During the year ended December 31, 2013, there were 33 transaction fee-generating investments with a total combined transaction value of approximately $15.0 billion compared to 17 transaction fee-generating investments with a total combined transaction value of approximately $6.5 billion during the year ended December 31, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in incentive fees is due primarily to an increase in incentive fees received from KKR Prisma, which became part of KKR during the three months ended December 31, 2012, partially offset by a decrease in incentive fees from KFN as a result of its investment performance. KFN has already realized a substantial majority of the unrealized gains that were embedded in its bank loan and high yield portfolio, which have contributed in the past to its investment performance and KKR's receipt of incentive fees from KFN. Incentive fees from KFN are determined quarterly, while other incentive fees are typically determined for the twelve-month periods ending in either the second and fourth quarters of the calendar year. However, such fees may be determined at other points during the year for certain strategies. Whether an incentive fee from KFN and other KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result may vary significantly from period to period. On April 30, 2014, KFN was acquired and from that date forward, management and incentive fees earned from KFN were eliminated.

Expenses

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

        The most significant driver of net gains (losses) from investment activities for the year ended December 31, 2013 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $3.0 billion, $1.3 billion and $1.1 billion in our 2006 Fund, European Fund II and European Fund III, respectively. Approximately 46% of the net change in value for the year ended December 31, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V., partially offset by decreases relating to Bharti Infratel Ltd. (IN: BHIN) and China Outfitters Holdings (HK: 1146). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors (retail sector) and Oriental Brewery (consumer products sector). The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Samson Resources, Toys R Us and U.N RO-RO Isletmeleri A.S. (transportation sector). The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction, which was completed on December 31, 2014. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

        The most significant driver of net gains (losses) from investment activities in our private equity investments for the year ended December 31, 2012 is related to unrealized gains and losses from changes in fair value. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $3.4 billion, $1.9 billion and $0.9 billion in our 2006 Fund, European Fund II and Asian Fund, respectively. Approximately 24% of the net change in value for the year ended December 31, 2012 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., Dollar General Corporation (NYSE: DG) and NXP Semiconductors N.V., which were partially offset by decreases in Seven West Media Ltd. (AX: SWM), Far East Horizon Ltd. (HK: 3360) and Tianrui Cement Co., Ltd. (HK: 1252). Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH (manufacturing sector), which were partially offset by unrealized losses on Samson Resources, China International Capital Corporation (financial services sector) and Toys R Us. The increased valuations are generally related to an increase in the value of market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell a portion of the investment executed in June 2012, which was completed on December 31, 2014. The decreased valuations are generally related to an unfavorable business outlook for the respective companies.

Dividend Income

        During the year ended December 31, 2013, we received dividends of $191.6 million from Capsugel, $139.7 million from Pets at Home, $113.9 million from Visma, $85.6 million from Tarkett S.A., $52.0 million from Santander Consumer USA and an aggregate of $112.7 million of dividends from other investments. During the year ended December 31, 2012, we received $520.0 million of dividends from HCA, Inc., $188.1 million from Academy Sports and Outdoors, $95.0 million from SunGard (technology sector), $78.5 million from TDC A/S (OMX: TDC), and an aggregate of $59.3 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

        The increase primarily reflects a net increase in the level of credit instruments in our Public Markets investment vehicles.

Interest Expense

        The increase was primarily due to an increase in debt obligations in connection with our 2043 Senior Notes issued on February 1, 2013.

Income (Loss) Before Taxes

        The decrease was primarily due to the factors described above, principally a decrease in dividends in investment income, an increase in expenses, partially offset by an increase in fees.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

        The increase primarily reflects a higher level of investment income in vehicles that allow for redemptions by their limited partners.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

        The decrease was primarily driven by the overall changes in the components of net gains (losses) from investment activities described above as well as a decrease in KKR Holdings's ownership percentage in the KKR Group Partnerships from approximately 65.2% for the year ended December 31, 2012 to approximately 60.1% for the year ended December 31, 2013.

Net Income (Loss) Attributable to KKR & Co. L.P.

        The increase was primarily attributable to an increase in KKR & Co. L.P.'s ownership percentage in the KKR Group Partnerships from 36.9% on December 31, 2012 to 41.6% on December 31, 2013.

Segment Analysis

        The following is a discussion of the results of our three reportable business segments for years ended December 31, 2014, 2013 and 2012. You should read this discussion in conjunction with the information included under "—Basis of Financial Presentation—Segment Operating and Performance Measures" and the consolidated financial statements and related notes included elsewhere in this report.

        In connection with KKR's acquisition of KFN on April 30, 2014, and the related increase in the amount of assets held by KKR, KKR's management reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of each of KKR's operating segments. As a result, since June 30, 2014, KKR has modified the presentation of its segment financial information.

        Certain of the more significant changes between KKR's current segment presentation and its previously reported segment presentation reported prior to June 30, 2014, are as follows:

  •
  All income on investments is now attributed to either the Private Markets segment or Public Markets segment based on the character of the income generated. For example, gains from private equity investments are included in the Private Markets segment. Previously, income on investments held directly by KKR was reported in the Capital Markets and Principal Activities Segment.

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

  •
  The Capital Markets and Principal Activities segment has been renamed Capital Markets and Other.

        In connection with these modifications, segment information for the years ended December 31, 2013 and 2012 has been presented in this Annual Report on Form 10-K to conform to KKR's current segment presentation. Consequently, this information will not be consistent with historical segment financial results previously reported. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR's economic net income on a total reportable segment basis.

Private Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the years ended December 31, 2014 and 2013.

Year ended December 31, 2014 compared to year ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$453,210	$459,496	$(6,286)
Monitoring Fees	135,160	120,267	14,893
Transaction Fees	214,612	150,118	64,494
Fee Credits	(198,680)	(136,662)	(62,018)

Total Management, Monitoring and Transaction Fees, Net	604,302	593,219	11,083

Performance Income
Realized Carried Interest	1,159,011	690,027	468,984
Incentive Fees	—	—	—
Unrealized Carried Interest	70,058	661,803	(591,745)

Total Performance Income	1,229,069	1,351,830	(122,761)

Investment Income (Loss)
Net Realized Gains (Losses)	609,905	632,282	(22,377)
Net Unrealized Gains (Losses)	(245,260)	252,466	(497,726)

Total Realized and Unrealized	364,645	884,748	(520,103)
Net Interest and Dividends	90,499	(8,665)	99,164

Total Investment Income (Loss)	455,144	876,083	(420,939)

Total Segment Revenues	2,288,515	2,821,132	(532,617)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	239,161	231,911	7,250
Realized Allocation to Carry Pool	463,605	276,011	187,594
Unrealized Allocation to Carry Pool	33,430	282,003	(248,573)

Total Compensation and Benefits	736,196	789,925	(53,729)
Occupancy and related charges	45,471	48,045	(2,574)
Other operating expenses	168,021	154,982	13,039

Total Segment Expenses	949,688	992,952	(43,264)

Income (Loss) attributable to noncontrolling interests	1,424	1,498	(74)

Economic Net Income (Loss)	$1,337,403	$1,826,682	$(489,279)

Assets Under Management	$61,505,800	$61,242,900	$262,900
Fee Paying Assets Under Management	$47,262,500	$50,156,300	$(2,893,800)
Equity Invested	$7,223,400	$5,840,900	$1,382,500
Uncalled Commitments	$18,272,400	$20,101,600	$(1,829,200)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

        The net increase was primarily due to an increase in transaction fees of $64.5 million, partially offset by an increase in fee credits of $62.0 million. The increase in transaction fees was attributable to an increase in the size of fee-generating investments completed. During the year ended December 31,

2014, there were 33 transaction fee-generating investments with a total combined transaction value of approximately $15.4 billion compared to 33 transaction fee-generating investments with a total combined transaction value of approximately $15.0 billion during the year ended December 31, 2013. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in fee credits is primarily attributable to the increase in transaction fees, as described above. See also discussion under "—Assets Under Management" and "—Fee-Paying Assets Under Management".

Performance Income

        The net decrease primarily reflects a lower level of unrealized appreciation in our private equity portfolio in the 2014 period than in the 2013 period. While the value of our private equity portfolio increased in the 2014 period, the amount of appreciation was less than that in the prior period.

        Realized carried interest for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 and consisted primarily of realized gains from the sales of Oriental Brewery, WILD Flavors GmbH and Versatel GmbH (telecom sector).

        Realized carried interest for the year ended December 31, 2013 consisted primarily of realized gains from the partial sale and final sale of Dollar General Corporation, the partial sale of HCA, Inc. and sale of Intelligence, Ltd. (services sector).

        The following table presents net unrealized carried interest by investment vehicle for the year ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	($ in thousands)
North America Fund XI	189,063	34,389
2006 Fund	128,970	$294,883
Co-Investment Vehicles and Other	99,026	22,009
Asian Fund II	58,967	—
Real Estate Partners Americas	(662)	12,516
European Fund	(826)	19
China Growth Fund	(6,346)	6,937
E2 Investors	(20,253)	14,774
European Fund III	(34,914)	124,463
Millennium Fund	(40,489)	12,128
European Fund II	(112,091)	169,819
Asian Fund	(176,456)	148
Management Fee Refunds	(13,931)	(30,282)

Total(a)	$70,058	$661,803

(a)
The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

        For the year ended December 31, 2014, the net unrealized carried interest income of $70.1 million included $1,098.2 million representing net increases in the value of various portfolio companies, which were partially offset by unrealized losses of $1,028.1 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

        For the year ended December 31, 2014, the value of our private equity investment portfolio increased 12.8%. Increased share prices of various publicly held investments comprised approximately 23% of the net increase in value for the year ended December 31, 2014, the most significant of which were gains on PRA Health Sciences, Inc., HCA, Inc., NXP Semiconductors N.V. and Yageo Corporation. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A., ProSiebenSat.1 Media AG and Rundong Automobile Group. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Biomet, Inc. and WILD Flavors GmbH. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions, Samson Resources and Toys R Us. The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of WILD Flavors GmbH and Biomet, Inc., an increase that primarily reflected agreements to sell these investments, with the sale of WILD Flavors GmbH completed in October 2014, and (iii) in the case of Alliance Boots GmbH, primarily due to an agreement to exit the investment and to a lesser extent an increase in the value of a publicly traded stock that is expected to be delivered pursuant to this agreement, which was completed on December 31, 2014. The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

        The reversals of previously recognized net unrealized gains for the year ended December 31, 2014 resulted primarily from the sale of Oriental Brewery, the sale of WILD Flavors GmbH, the partial sale of HCA, Inc. and the sale of Jazz Pharmaceuticals, Inc. (NASDAQ: JAZZ). During the year ended December 31, 2014, we wrote off A.T.U Auto-Teile-Unger (retail sector) and U.N RO-RO Isletmeleri A.S. and recognized realized losses. These 2014 write-offs did not have a significant impact on our 2014 net carried interest because these interests had already been substantially written down in prior periods.

        For the year ended December 31, 2013, the unrealized carried interest gain of $661.8 million included $1,174.6 million reflecting net increases in the value of various portfolio companies, which were partially offset by $512.8 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

        For the year ended December 31, 2013, the value of our private equity investment portfolio increased 20.2%. Increased share prices of various publicly held investments comprised approximately 46% of the net increase in value for the year ended December 31, 2013, the most significant of which were gains on HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Bharti Infratel Ltd. and China Outfitters Holdings. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Oriental Brewery. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Toys R Us, Samson Resources, and U.N RO-RO Isletmeleri A.S. The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction, which was completed on December 31, 2014. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

        The reversals of previously recognized net unrealized gains for the year ended December 31, 2013 resulted primarily from the partial sales and final sale of Dollar General Corporation, the partial sales of HCA, Inc. and sale of Intelligence, Ltd. During the year ended December 31, 2013, we wrote off PagesJaunes Group (media sector) (currently known as Solocal Group SA (FRA: QS3)) and our remaining warrants in Eastman Kodak (technology sector) and sold our remaining investment in Seven West Media Ltd. realizing a modest loss. None of these write-offs had a material impact on our 2013 net carried interest because these interests had already been substantially written down in prior periods.

Investment Income

        The net decrease is primarily due to a decrease in unrealized gains of $497.7 million and realized gains of $22.4 million, which were partially offset by an increase in net interest and dividends of $99.1 million.

        For the year ended December 31, 2014, net realized gains were comprised primarily of gains from the sale of private equity investments, including the sale and partial sale of HCA, Inc., NXP Semiconductors N.V. and The Nielsen Company B.V. (NYSE: NLSN). Net unrealized losses are primarily related to the reversal of gains on sales of investments noted in the realized gains commentary above as well as declines in value of various investments in working interests in oil and gas producing properties and Samson Resources. For the year ended December 31, 2014, mark-to-market unrealized losses reflected in net unrealized losses relating to our energy investments in working interests in oil and gas producing properties were approximately $149 million, the majority of which occurred in the fourth quarter of 2014 primarily as a result of a decline in oil prices. These unrealized losses and reversals of gains upon realization events were partially offset by increases in value of various private equity investments including First Data Corporation, Alliance Boots GmbH and Biomet, Inc.

        For the year ended December 31, 2013, net realized gains were comprised primarily of realized gains from the sale or partial sale of private equity investments, the most significant of which were HCA, Inc., Dollar General Corporation, NXP Semiconductors N.V. and Intelligence, Ltd. These realized gains were partially offset by realized losses primarily related to the sale and write off of private equity investments, including the write-off of PagesJaunes Group. Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized gains (losses) above amounted to approximately $205 million for the year ended December 31, 2013. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably HCA, Inc., ProSiebenSat.1 Media AG and Alliance Boots GmbH, partially offset by unrealized losses on Samson Resources, as well as reversals of unrealized gains primarily in connection with the sales of the investments noted in the realized gains commentary above.

        For the year ended December 31, 2014, net interest and dividends were comprised of (i) $37.2 million of interest income which consists primarily of interest that is received from our cash balances and other assets, (ii) $134.0 million of dividend income from distributions received through our investment funds and other assets, including approximately $84 million received from our energy investments in working interests in oil and gas producing properties and (iii) $80.7 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN, a portion of which are allocable to the Private Markets segment. For the year ended December 31, 2013, net interest and dividends were comprised of (i) $14.2 million of interest income which consists primarily of interest received on our cash balances, (ii) $35.3 million of dividend income from distributions received through our investment funds and other assets and (iii) $58.2 million of interest expense primarily relating to the senior notes outstanding for KKR, a portion of which is allocable to the Private Markets segment. The increase from the prior period is primarily due to an increase in dividend income in our private equity and energy investments portfolio, partially offset by higher allocations of interest expense to the Private Markets segment as a result of our 2044 Senior Notes issued on May 29, 2014 as well as interest expense relating to debt obligations at KFN subsequent to KKR's acquisition of it on April 30, 2014.

Segment Expenses

Compensation and Benefits

        The net decrease was due primarily to lower allocations to carry pool driven by the lower levels of unrealized carried interest, partially offset by an increase in realized carried interest and higher cash compensation and benefits primarily reflecting increased headcount and to a lesser extent a higher level of fees, which generally results in higher compensation expenses in the year ended December 31, 2014.

Occupancy and Other Operating Expenses

        The net increase was primarily driven by an increase in expenses for unconsummated transactions, also known as "broken deal" expenses, and to a lesser extent an increase in professional fee expenses reflecting the overall growth of this segment.

Economic Net Income (Loss)

        This decrease was primarily due to the decrease in investment income and the decrease in performance income, partially offset by increases in management, monitoring and transaction fees, net and a decrease in segment expenses as described above.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2013 to December 31, 2014:

( $ in thousands)
December 31, 2013	$61,242,900
New Capital Raised	6,056,000
Distributions	(10,724,800)
Net Changes in Fee Base of Certain Funds	(933,800)
Change in Value	5,865,500

December 31, 2014	$61,505,800

        AUM for the Private Markets segment was $61.5 billion at December 31, 2014, an increase of $0.3 billion, compared to $61.2 billion at December 31, 2013. The increase was primarily attributable to new capital raised of $6.1 billion and appreciation in the market value of our private equity portfolio of $5.9 billion. These increases were partially offset by distributions to private equity fund investors of $10.7 billion comprised of $7.3 billion of realized gains and $3.4 billion of return of original cost.

        The appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $2.2 billion, $1.2 billion and $1.1 billion in our 2006 Fund, European Fund III and North America Fund XI, respectively. Approximately 23% of the net change in value for the year ended December 31, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on PRA Health Sciences, Inc., HCA, Inc., NXP Semiconductors N.V. and Yageo Corporation. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A., ProSiebenSat.1 Media AG and Rundong Automobile Group. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Biomet, Inc. and WILD Flavors GmbH. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions, Samson Resources and Toys R Us. The unrealized gains were also offset by unrealized losses in our energy assets from our Natural Resources Fund and Energy Income and

Growth Fund of approximately $352 million. The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of WILD Flavors GmbH and Biomet, Inc., an increase that primarily reflected agreements to sell these investments, with the sale of WILD Flavors GmbH completed in October 2014, and (iii) in the case of Alliance Boots GmbH, primarily due to an agreement to exit the investment and to a lesser extent an increase in the value of a publicly traded stock that is expected to be delivered pursuant to this agreement, which was completed on December 31, 2014. The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook. The decreased valuation of energy assets are generally related to decreases in commodity prices.

        As of December 31, 2014, our AUM excluded approximately $0.3 billion of unallocated commitments from a strategic partnership with a state pension plan, and $2.8 billion in commitments in connection with other infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees or carried interest. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2013 to December 31, 2014:

( $ in thousands)
December 31, 2013	$50,156,300
New Capital Raised	5,298,500
Distributions	(6,833,800)
Net Changes in Fee Base of Certain Funds	(964,700)
Change in Value	(393,800)

December 31, 2014	$47,262,500

        FPAUM in our Private Markets segment was $47.3 billion at December 31, 2014, a decrease of $2.9 billion, compared to $50.2 billion at December 31, 2013. The decrease was primarily attributable to (i) distributions to private equity fund investors, (ii) a reduction in FPAUM attributable to the invested capital of Energy Future Holdings due to its bankruptcy and (iii) a reduction reflecting the impact of our European Fund III entering its post-investment period. This decrease was partially offset by new capital raised of $5.3 billion relating primarily to additional capital raised in our Infrastructure Investors Fund II, European Fund IV and capital deployed in our 2006 Fund which earns fees on invested capital in its post-investment period.

        As of December 31, 2014, FPAUM excluded approximately $0.3 billion of unallocated commitments from a strategic partnership with a state pension plan and $2.8 billion in commitments in connection with infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees or carried interest. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our fees. Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM.

Equity Invested

        The increase was due to an increase in the number and size of private equity investments closed during the year ended December 31, 2014 as compared with the year ended December 31, 2013. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested, relative to transactions in our real assets businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. For the year ended December 31, 2014, there were 96 transactions with a total combined transaction value of approximately $21.8 billion compared to 70 transactions with a total combined transaction value of approximately $17.0 billion for the year ended December 31, 2013.

Uncalled Commitments

        As of December 31, 2014, our Private Markets Segment had $18.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the years ended December 31, 2013 and 2012.

Year ended December 31, 2013 compared to year ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$459,496	$423,921	$35,575
Monitoring Fees	120,267	116,565	3,702
Transaction Fees	150,118	96,454	53,664
Fee Credits	(136,662)	(97,362)	(39,300)

Total Management, Monitoring and Transaction Fees, Net	593,219	539,578	53,641

Performance Income
Realized Carried Interest	690,027	475,707	214,320
Incentive Fees	—	—	—
Unrealized Carried Interest	661,803	773,325	(111,522)

Total Performance Income	1,351,830	1,249,032	102,798

Investment Income (Loss)
Net Realized Gains (Losses)	632,282	703,965	(71,683)
Net Unrealized Gains (Losses)	252,466	227,156	25,310

Total Realized and Unrealized	884,748	931,121	(46,373)
Net Interest and Dividends	(8,665)	123,965	(132,630)

Total Investment Income (Loss)	876,083	1,055,086	(179,003)

Total Segment Revenues	2,821,132	2,843,696	(22,564)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	231,911	192,765	39,146
Realized Allocation to Carry Pool	276,011	190,283	85,728
Unrealized Allocation to Carry Pool	282,003	375,260	(93,257)

Total Compensation and Benefits	789,925	758,308	31,617
Occupancy and related charges	48,045	48,562	(517)
Other operating expenses	154,982	147,253	7,729

Total Segment Expenses	992,952	954,123	38,829

Income (Loss) attributable to noncontrolling interests	1,498	3,390	(1,892)

Economic Net Income (Loss)	$1,826,682	$1,886,183	$(59,501)

Assets Under Management	$61,242,900	$49,127,600	$12,115,300
Fee Paying Assets Under Management	$50,156,300	$41,173,000	$8,983,300
Equity Invested	$5,840,900	$3,026,300	$2,814,600
Uncalled Commitments	$20,101,600	$14,271,100	$5,830,500

Segment Revenues

Management, Monitoring and Transaction Fees, Net

        The net increase was primarily due to an increase in transaction fees of $53.7 million and an increase in management fees of $35.6 million, partially offset by an increase in fee credits of $39.3 million. The increase in transaction fees was attributable to an increase in both the size and number of fee-generating investments completed. During the year ended December 31, 2013, there were 33 transaction fee-generating investments with a total combined transaction value of approximately $15.0 billion compared to 17 transaction fee-generating investments with a total combined transaction value of approximately $6.5 billion during the year ended December 31, 2012. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR's role in the transaction. The increase in fee credits is primarily attributable to the increase in transaction fees, as described above. The increase in management fees is primarily attributable to new capital raised in KKR North America Fund XI and KKR Asian Fund II, partially offset by the KKR 2006 Fund and KKR Asian Fund entering their post-investment periods with a lower management fee. As of December 31, 2013, FPAUM excluded approximately $0.7 billion of unallocated commitments from a strategic partnership with a state pension plan and $2.2 billion in commitments in connection with infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees or carried interest. The inclusion of these amounts in FPAUM in future periods would be accretive to our fees. The investment period of our European Fund III ended on March 31, 2014, which reduced the fund's fee rate and changed the fund's management fee base from committed capital to invested capital. This resulted in a decrease in fees earned for European Fund III beginning in the second quarter of 2014. This decrease was not offset by a successor European private equity fund until such time as the successor fund has its first close and commenced its investment period, which occurred in the fourth quarter of 2014.

Performance Income

        This increase was primarily driven by a lower level of management fee refunds.

        Management fee refunds amounted to $30.3 million for the year ended December 31, 2013, a decrease of $113.4 million, as compared to $143.7 million for the year ended December 31, 2012. The decrease in management fee refunds primarily reflects an increased level of accrued carried interest in European Fund III and European Fund II in the year ended 2012 which triggered the recognition of a higher level of management fee refunds in that period.

        Realized carried interest for the year ended December 31, 2013 consisted primarily of realized gains from the partial sale and final sale of Dollar General Corporation, the partial sales of HCA, Inc. and sale of Intelligence, Ltd.

        Realized carried interest for the year ended December 31, 2012 consisted primarily of realized gains from the partial sale of Alliance Boots GmbH, sale of Legrand Holdings S.A. (ENXTPA: LR) and partial sale of HCA, Inc.

        The following table presents net unrealized carried interest by investment vehicle for the year ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	($ in thousands)
2006 Fund	$294,883	$449,429
European Fund II	169,819	181,420
European Fund III	124,463	123,746
North America Fund XI	34,389	—
Co-Investment Vehicles and Other	22,009	71,981
E2 Investors	14,774	27,252
Real Estate Partners Americas	12,516	—
Millennium Fund	12,128	637
China Growth Fund	6,937	(12,388)
Asian Fund	148	151,514
European Fund	19	(76,543)
Management Fee Refunds	(30,282)	(143,723)

Total(a)	$661,803	$773,325

(a)
The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented, which for the year ended December 31, 2013, consisted of Asian Fund II.

        For the year ended December 31, 2013, the net unrealized carried interest gain of $661.8 million included $1,174.6 million representing net increases in the value of various portfolio companies which were partially offset by $512.8 million primarily representing reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events such as partial or full sales and management fee refunds.

        For the year ended December 31, 2013, the value of our private equity investment portfolio increased 20.2%. Increased share prices of various publicly held investments comprised approximately 46% of the net increase in value for the year ended December 31, 2013, the most significant of which were gains on HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Bharti Infratel Ltd. and China Outfitters Holdings. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Oriental Brewery. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Toys R Us, Samson Resources, and U.N RO-RO Isletmeleri A.S. The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction, which was completed on December 31, 2014. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

        The reversals of previously recognized net unrealized gains for the year ended December 31, 2013 resulted primarily from the partial sales and final sale of Dollar General Corporation, the partial sales of HCA, Inc. and sale of Intelligence, Ltd. During the year ended December 31, 2013, we wrote off PagesJaunes Group and our remaining warrants in Eastman Kodak and sold our remaining investment in Seven West Media Ltd. realizing a modest loss. None of these events had a material impact on our net carried interest.

        For the year ended December 31, 2012, the net unrealized carried interest gain of $773.3 million included $1,141.1 million attributable to net increases in the value of various portfolio companies, partially offset by $367.8 million of reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales of investments and management fee refunds.

        Of the $1,141.1 million of net increases in value, 24% was attributable to increased share prices of various publicly held investments, the most significant of which were gains on HCA, Inc., Dollar General Corporation and NXP Semiconductors N.V. These increases were partially offset by decreased share prices of other publicly held investments, the most significant of which were Seven West Media Ltd., Far East Horizon Ltd., and Tianrui Cement Co., Ltd. Our private portfolio contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Oriental Brewery and KION Group GmbH. The unrealized gains on our private portfolio were partially offset by unrealized losses relating to Samson Resources, China International Capital Corporation, and Toys R Us. The increased valuations are generally related to an increase in the value of market comparables and individual company performance, and in the case of Alliance Boots GmbH, an increase that primarily reflected the valuation of an agreement to sell a portion of the investment executed in June 2012, which was completed on December 31, 2014. The decreased valuations are generally related to an unfavorable business outlook for the respective companies.

        The reversals of previously recognized net unrealized gains for the year ended December 31, 2012 resulted primarily from the partial sale of Alliance Boots GmbH, sale of Legrand Holdings S.A. and partial sale of HCA, Inc.

Investment Income

        The net decrease is primarily due to a decrease in net interest and dividends of $132.6 million and realized gains of $71.7 million which was partially offset by an increase in unrealized gains of $25.3 million.

        For the year ended December 31, 2013, net realized gains were comprised primarily of realized gains from the sale or partial sale of private equity investments, the most significant of which were HCA, Inc., Dollar General Corporation, NXP Semiconductors N.V. and Intelligence, Ltd. These realized gains were partially offset by realized losses primarily related to the sale and write off of private equity investments, including the write-off of PagesJaunes Group. Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized gains (losses) above amounted to approximately $205 million for the year ended December 31, 2013. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably HCA, Inc., ProSiebenSat.1 Media AG and Alliance Boots GmbH, partially offset by unrealized losses on Samson Resources, as well as reversals of unrealized gains primarily in connection with the sales of the investments noted in the realized gains commentary above.

        For the year ended December 31, 2012, net realized gains were comprised primarily of gains from the sale of private equity investments, the most significant of which were the partial sales of Dollar General Corporation, Alliance Boots GmbH and HCA, Inc. These realized gains were partially offset by realized losses primarily in connection with the sale of certain of our private equity interests. The net unrealized gains related primarily to increases in the value of various private equity investments, most notably Alliance Boots GmbH, HCA, Inc., KION Group GmbH, and Dollar General Corporation. These unrealized gains were partially offset by unrealized losses on Samson Resources, as well as reversals of previously recognized net unrealized gains in the connection with the occurrence of realization events as described above.

        For the year ended December 31, 2013, net interest and dividends were comprised of (i) $14.2 million of interest income which consists primarily of interest received on our cash balances, (ii) $35.3 million of dividend income from distributions received through our investment funds and other assets and (iii) $58.2 million of interest expense primarily relating to the senior notes outstanding for KKR, a portion of which is allocable to the Private Markets segment. For the year ended December 31, 2012, net interest and dividends were comprised of (i) $14.8 million of interest income which consists primarily of interest received on our cash balances, (ii) $140.6 million of dividend income from distributions received through our investment funds and other assets and (iii) $31.4 million of interest expense primarily relating to the senior notes outstanding for KKR. The decrease from the prior period is primarily due to a decrease in dividend income in our private equity portfolio as well as higher allocations of interest expense to the Private Markets segment as a result of our 2043 Senior Notes issued on February 1, 2013.

Segment Expenses

Compensation and Benefits

        This increase was due primarily to higher cash compensation and benefits reflecting a higher level of fees, which generally results in higher compensation expense, as well as increased head count.

Occupancy and Other Operating Expenses

        This increase was primarily driven by an increase in professional fee expenses reflecting the overall growth of this segment.

Economic Net Income (Loss)

        The decrease in investment income as described above, partially offset by the increase in performance income and management, monitoring and transaction fees, was the primary contributor to the period over period decrease in economic net income.

Assets Under Management

        The following table reflects the changes in our Private Markets AUM from December 31, 2012 to December 31, 2013:

( $ in thousands)
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

        The appreciation in the market value of our private equity portfolio were driven primarily by net unrealized gains of $3.0 billion, $1.3 billion and $1.1 billion in our 2006 Fund, European Fund II and European Fund III, respectively. Approximately 46% of the net change in value for the year ended December 31, 2013 was attributable to changes in share prices of various publicly-listed investments, most notably increases in HCA, Inc., ProSiebenSat.1 Media AG and NXP Semiconductors N.V., partially offset by decreases relating to Bharti Infratel Ltd and China Outfitters Holdings. Our private portfolio contributed the remainder of the change in value, with the largest contributors being unrealized gains relating to Alliance Boots GmbH, Academy Sports and Outdoors and Oriental Brewery. The unrealized gains on our private portfolio were partially offset by unrealized losses relating primarily to Samson Resources, Toys R Us and U.N RO-RO Isletmeleri A.S. The increased valuations of our private portfolio, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction, which was completed on December 31, 2014. The decreased valuations of our private portfolio, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Fee Paying Assets Under Management

        The following table reflects the changes in our Private Markets FPAUM from December 31, 2012 to December 31, 2013:

( $ in thousands)
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

Equity Invested

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

Public Markets Segment

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the years ended December 31, 2014 and 2013.

Year ended December 31, 2014 compared to year ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$272,833	$206,134	$66,699
Monitoring Fees	—	—	—
Transaction Fees	27,145	40,314	(13,169)
Fee Credits	(23,357)	(29,950)	6,593

Total Management, Monitoring and Transaction Fees, Net	276,621	216,498	60,123

Performance Income
Realized Carried Interest	34,650	—	34,650
Incentive Fees	47,807	72,359	(24,552)
Unrealized Carried Interest	40,075	62,338	(22,263)

Total Performance Income	122,532	134,697	(12,165)

Investment Income (Loss)
Net Realized Gains (Losses)	20,550	8,532	12,018
Net Unrealized Gains (Losses)	(148,893)	43,108	(192,001)

Total Realized and Unrealized	(128,343)	51,640	(179,983)
Net Interest and Dividends	159,132	16,622	142,510

Total Investment Income (Loss)	30,789	68,262	(37,473)

Total Segment Revenues	429,942	419,457	10,485

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	105,610	77,378	28,232
Realized Allocation to Carry Pool	13,860	—	13,860
Unrealized Allocation to Carry Pool	16,029	24,935	(8,906)

Total Compensation and Benefits	135,499	102,313	33,186
Occupancy and related charges	10,260	6,863	3,397
Other operating expenses	42,412	49,210	(6,798)

Total Segment Expenses	188,171	158,386	29,785

Income (Loss) attributable to noncontrolling interests	1,636	1,560	76

Economic Net Income (Loss)	$240,135	$259,511	$(19,376)

Assets Under Management	$37,106,700	$33,077,400	$4,029,300
Fee Paying Assets Under Management	$35,783,900	$27,241,200	$8,542,700
Equity Invested	$3,027,400	$1,553,000	$1,474,400
Uncalled Commitments	$2,841,300	$2,362,300	$479,000
Gross Dollars Invested	$4,425,600	$4,213,300	$212,300

Segment Revenues

Management, Monitoring and Transaction Fees, Net

        The net increase was primarily due to an increase in management fees of $66.7 million and a decrease in fee credits of $6.6 million, partially offset by a decrease in transaction fees of $13.2 million. The increase in management fees is due primarily to our acquisition of Avoca on February 19, 2014 and new capital raised, primarily in our special situations strategies, Corporate Capital Trust (a BDC sub-advised by KKR) and our hedge fund of funds platform. These increases were partially offset by a decrease in management fees received from KFN as a result of our acquisition of it on April 30, 2014 as management fees from KFN after that date are eliminated from segment results. The decrease in transaction fees is due primarily to a decrease in the size of fee earning transactions in the current period. The decrease in fee credits is due primarily to the decrease in transaction fees as described above.

Performance Income

        This decrease was primarily driven by a decrease in incentive fees of $24.6 million and a lower level of unrealized carried interest of $22.3 million, partially offset by a higher level of realized carried interest of $34.7 million. During the year ended December 31, 2014, we realized $34.7 million of carried interest from two alternative credit accounts. The decrease in incentive fees is due to a decrease in investment income in our hedge funds business and loss of incentive fees received from KFN as a result of our acquisition of it on April 30, 2014, partially offset by an increase in incentive fees received from Avoca following our acquisition of Avoca on February 19, 2014, and Corporate Capital Trust resulting from favorable performance. Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined at other points during the year for certain strategies. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result are expected to vary significantly from period to period. The decrease in unrealized carried interest was primarily driven by the reversals of previously recognized net unrealized gains for the year ended December 31, 2014, partially offset by an increase in unrealized carried interest across our carry-earning funds, the most significant of which were in our special situations strategy.

Investment Income

        The net decrease was primarily due to a decrease in total realized and unrealized gains of $180.0 million, partially offset by an increase in net interest and dividends of $142.5 million. The decrease in total realized and unrealized gains was due primarily to unrealized losses from reversals of previously recognized net unrealized gains and to overall reductions in value of our investments in CLOs, driven primarily by a decrease in the market value of underlying collateral, and specialty finance holdings, including those acquired in our acquisition of KFN, partially offset by realized gains from the sale of assets in our KKR Equity Strategies fund when it was terminated. The increase in interest and dividends is due primarily to more significant levels of investments in interest yielding CLOs and credit investments as a result of our acquisition of KFN on April 30, 2014 and to a lesser extent our acquisition of Avoca on February 19, 2014.

Segment Expenses

Compensation and Benefits

        The increase was primarily due to (i) higher compensation expenses relating to Avoca, which was acquired on February 19, 2014, (ii) higher allocations to carry pool driven by the higher levels of net carried interest, as described above and (iii) an increase in compensation and benefits in connection with the increase in fees, which generally results in higher compensation expense.

Occupancy and Other Operating Expenses

        This decrease was due to the net effect of a $9.7 million one-time expense incurred in connection with the launch of a closed end fund in the 2013 period which was partially offset in the 2014 period by the operating expenses of Avoca, which we acquired on February 19, 2014.

Economic Net Income (Loss)

        The decrease is primarily attributable to the decrease in investment income, increase in segment expenses and decrease in performance income, partially offset by the increase in management fees.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2013 to December 31, 2014:

( $ in thousands)
December 31, 2013	$33,077,400
New Capital Raised	7,253,000
Acquisitions	8,423,000
KFN Acquisition	(4,511,900)
Distributions	(3,967,300)
Redemptions	(3,303,900)
Change in Value	136,400

December 31, 2014	$37,106,700

        AUM in our Public Markets segment totaled $37.1 billion at December 31, 2014, an increase of $4.0 billion compared to AUM of $33.1 billion at December 31, 2013. The increase was primarily due to the acquisition of Avoca, which contributed $8.4 billion of AUM, as well as $7.3 billion of new capital raised. These increases were partially offset by the acquisition of KFN, which reduced AUM by $4.5 billion, and $7.3 billion of distributions and redemptions from certain investment vehicles, the most significant of which were from our hedge fund of funds platform and CLOs.

Fee-Paying Assets Under Management

        The following table reflects the changes in our Public Markets FPAUM from December 31, 2013 to December 31, 2014:

( $ in thousands)
December 31, 2013	$27,241,200
New Capital Raised	6,304,600
Acquisitions	7,971,000
KFN Acquisition	(2,684,700)
Distributions	(1,929,500)
Redemptions	(3,303,900)
Change in Value	(424,000)
Other	2,609,200

December 31, 2014	$35,783,900

        FPAUM in our Public Markets segment was $35.8 billion at December 31, 2014, an increase of $8.6 billion compared to FPAUM of $27.2 billion at December 31, 2013. The increase was primarily due to the acquisition of Avoca, which contributed $8.0 billion of FPAUM, $6.3 billion of new capital raised and $2.6 billion of CLOs partially owned by KKR that were not previously included in FPAUM and was not new capital raised during the period (included in Other above). These increases were partially offset by the acquisition of KFN, which reduced FPAUM by $2.7 billion, and $5.2 billion of redemptions and distributions from certain investment vehicles, the most significant of which were from our CLOs and hedge fund of funds platform.

Equity Invested

        The increase is primarily due to a higher level of net capital deployed, primarily in our special situations and direct lending strategies partially offset by a lower level of capital deployed in our mezzanine strategy.

Uncalled Commitments

        As of December 31, 2014, our Public Markets segment had $2.8 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

        The increase is primarily due to a higher level of investment activity in our special situations and direct lending strategies, partially offset by a decrease in investment activity in our mezzanine strategies.

        The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the years ended December 31, 2013 and 2012.

Year ended December 31, 2013 compared to year ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$206,134	$105,186	$100,948
Monitoring Fees	—	—	—
Transaction Fees	40,314	14,495	25,819
Fee Credits	(29,950)	(8,368)	(21,582)

Total Management, Monitoring and Transaction Fees, Net	216,498	111,313	105,185

Performance Income
Realized Carried Interest	—	—	—
Incentive Fees	72,359	43,845	28,514
Unrealized Carried Interest	62,338	39,155	23,183

Total Performance Income	134,697	83,000	51,697

Investment Income (Loss)
Net Realized Gains (Losses)	8,532	17,880	(9,348)
Net Unrealized Gains (Losses)	43,108	22,257	20,851

Total Realized and Unrealized	51,640	40,137	11,503
Net Interest and Dividends	16,622	12,710	3,912

Total Investment Income (Loss)	68,262	52,847	15,415

Total Segment Revenues	419,457	247,160	172,297

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	77,378	50,705	26,673
Realized Allocation to Carry Pool	—	—	—
Unrealized Allocation to Carry Pool	24,935	15,663	9,272

Total Compensation and Benefits	102,313	66,368	35,945
Occupancy and related charges	6,863	5,606	1,257
Other operating expenses	49,210	18,350	30,860

Total Segment Expenses	158,386	90,324	68,062

Income (Loss) attributable to noncontrolling interests	1,560	1,079	481

Economic Net Income (Loss)	$259,511	$155,757	$103,754

Assets Under Management	$33,077,400	$26,399,900	$6,677,500
Fee Paying Assets Under Management	$27,241,200	$19,673,000	$7,568,200
Equity Invested	$1,553,000	$784,800	$768,200
Uncalled Commitments	$2,362,300	$1,800,800	$561,500
Gross Dollars Invested	$4,213,300	$1,678,700	$2,534,600

Segment Revenues

Management, Monitoring and Transaction Fees, Net

        The increase is primarily attributable to an increase in management fees of $100.9 million. The increase in management fees is due primarily to a full year of results for KKR Prisma being reflected in 2013, the impact of our investment in Nephila, which was made during 2013 and new capital raised.

Performance Income

        The increase in incentive fees is due primarily to (i) an increase in incentive fees received from KKR Prisma, which became part of KKR during the year ended December 31, 2012, (ii) incentive fees relating to our investment in Nephila and (iii) incentive fees from our KKR Equity Strategies platform. These increases were partially offset by a decrease in incentive fees from KFN as a result of its investment performance. KFN has already realized a substantial majority of the unrealized gains that were embedded in its bank loan and high yield portfolio, which have contributed in the past to its investment performance and KKR's receipt of incentive fees from KFN. Incentive fees from KFN are determined quarterly, while other incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined at other points during the year for certain strategies. Whether an incentive fee from KFN and other KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result may vary significantly from period to period. The increase in unrealized carried interest is primarily attributable to higher net carried interest resulting from a larger increase in the net asset values of certain carry-eligible investment vehicles in the year ended December 31, 2013 compared to the prior period. On April 30, 2014, KFN was acquired and from that date forward, management and incentive fees earned from KFN were eliminated.

Investment Income

        The net increase was primarily due to an increase in total realized and unrealized gains of $11.5 million and an increase in net interest and dividends of $3.9 million. The increase in total realized and unrealized gains was due primarily to higher net overall appreciation in the value of our credit holdings, during 2013. The increase in interest and dividends is due primarily to a higher level of interest bearing credit investments in the 2013 period.

Segment Expenses

Compensation and Benefits

        The increase was primarily due to (i) an increase in compensation and benefits from KKR Prisma, which became part of KKR during the three months ended December 31, 2012 and (ii) higher allocations to carry pool driven by the higher levels of net carried interest, as described above.

Occupancy and Other Operating Expenses

        The increase was primarily due to (i) the expenses of KKR Prisma, which became part of KKR during the three months ended December 31, 2012, (ii) a $9.7 million one-time expense incurred in our Public Markets business in connection with the launch of a closed-end fund and (iii) to a lesser extent an increase in operating expenses reflecting the continued growth of our Public Markets business.

Economic Net Income (Loss)

        The increase is primarily attributable to the increase in management fees, performance income and investment income, partially offset by the increase in segment expenses.

Assets Under Management

        The following table reflects the changes in our Public Markets AUM from December 31, 2012 to December 31, 2013:

( $ in thousands)
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

( $ in thousands)
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

Equity Invested

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

Capital Markets and Other

        The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Other segment for the years ended December 31, 2014 and 2013.

Year ended December 31, 2014 compared to year ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	217,920	146,254	71,666
Fee Credits	—	—	—

Total Management, Monitoring and Transaction Fees, Net	217,920	146,254	71,666

Performance Income
Realized Carried Interest	—	—	—
Incentive Fees	—	—	—
Unrealized Carried Interest	—	—	—

Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	(2,052)	(5,181)	3,129
Net Unrealized Gains (Losses)	(2,272)	5,688	(7,960)

Total Realized and Unrealized	(4,324)	507	(4,831)
Net Interest and Dividends	23,544	13,549	9,995

Total Investment Income (Loss)	19,220	14,056	5,164

Total Segment Revenues	237,140	160,310	76,830

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	54,934	34,483	20,451
Realized Allocation to Carry Pool	—	—	—
Unrealized Allocation to Carry Pool	—	—	—

Total Compensation and Benefits	54,934	34,483	20,451
Occupancy and related charges	2,056	1,419	637
Other operating expenses	18,636	11,691	6,945

Total Segment Expenses	75,626	47,593	28,033

Income (Loss) attributable to noncontrolling interests	11,886	3,329	8,557

Economic Net Income (Loss)	$149,628	$109,388	$40,240

Syndicated Capital	$2,567,300	$1,112,100	$1,455,200

Segment Revenues

Management, Monitoring and Transaction Fees, Net

        Transaction fees increased primarily due to an increase in the size of capital markets transactions in the year ended December 31, 2014 compared to the year ended December 31, 2013, including syndication fees received from First Data Corporation of approximately $43 million in the third quarter of 2014. Our capital markets business does not generate management or monitoring fees. Overall, we completed 139 capital markets transactions for the year ended December 31, 2014 of which 15 represented equity offerings and 124 represented debt offerings, as compared to 128 transactions for the year ended December 31, 2013 of which 16 represented equity offerings and 112 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets platforms as well as third party companies. For the years ended December 31, 2014 approximately 31% of our transaction fees were earned from third parties, as compared to 29% for the year ended December 31, 2013. Our transaction fees are comprised of fees from various global regions. For the year ended December 31, 2014 approximately 38% of our transaction fees were sourced internationally as compared to approximately 30% for the year ended December 31, 2013. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

        The increase was primarily due to an increase in cash compensation and benefits related to higher fees, which generally results in higher compensation expense, and to a lesser extent increased headcount.

Occupancy and Other Operating Expenses

        This increase was primarily driven by an increase in professional fees in connection with the higher overall level of capital markets transaction activity.

Economic Net Income (Loss)

        The increase is primarily attributable to the increase in transaction fees, partially offset by the increase in compensation and benefits, described above.

Syndicated Capital

        The increase is primarily due to an increase in the size of syndication transactions when compared to year ended December 31, 2013, which included the syndication of equity in First Data Corporation of approximately $1.8 billion in the third quarter of 2014. Overall, we completed 8 syndication transactions for the year ended December 31, 2014 as compared to 10 syndication transactions for the year ended December 31, 2013.

        The following table sets forth information regarding the results of operations and certain key operating metrics for our Capital Markets and Other segment for the years ended December 31, 2013 and 2012.

Year ended December 31, 2013 compared to year ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	146,254	129,159	17,095
Fee Credits	—	—	—

Total Management, Monitoring and Transaction Fees, Net	146,254	129,159	17,095

Performance Income
Realized Carried Interest	—	—	—
Incentive Fees	—	—	—
Unrealized Carried Interest	—	—	—

Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	(5,181)	(5,914)	733
Net Unrealized Gains (Losses)	5,688	(5,067)	10,755

Total Realized and Unrealized	507	(10,981)	11,488
Net Interest and Dividends	13,549	14,170	(621)

Total Investment Income (Loss)	14,056	3,189	10,867

Total Segment Revenues	160,310	132,348	27,962

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	34,483	29,341	5,142
Realized Allocation to Carry Pool	—	—	—
Unrealized Allocation to Carry Pool	—	—	—

Total Compensation and Benefits	34,483	29,341	5,142
Occupancy and related charges	1,419	900	519
Other operating expenses	11,691	10,602	1,089

Total Segment Expenses	47,593	40,843	6,750

Income (Loss) attributable to noncontrolling interests	3,329	2,574	755

Economic Net Income (Loss)	$109,388	$88,931	$20,457

Syndicated Capital	$1,112,100	$543,800	$568,300

Segment Revenues

Management, Monitoring and Transaction Fees, Net

        Transaction fees increased primarily due to an increase in number of capital markets transactions in the year ended December 31, 2013 compared to the year ended December 31, 2012. Overall, we completed 128 capital markets transactions for the year ended December 31, 2013 of which

16 represented equity offerings and 112 represented debt offerings, as compared to 102 transactions for the year ended December 31, 2012 of which 14 represented equity offerings and 88 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. For the year ended December 31, 2013 approximately 29% of our transaction fees were earned from our third parties, as compared to 22% for the year ended December 31, 2012. Our transaction fees are comprised of fees from various global regions. For the year ended December 31, 2013 approximately 30% of our transaction fees were sourced internationally, as compared to approximately 27% for the year ended December 31, 2012. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

        The increase was primarily due to an increase in cash compensation and benefits related to higher fees as well as increased headcount in our capital markets business in connection with the growth of this segment.

Occupancy and Other Operating Expenses

        This increase was primarily driven by an increase in professional fees in connection with the higher overall level of capital markets transaction activity.

Economic Net Income (Loss)

        The increase is primarily attributable to the increase in transaction fees and investment income, partially offset by the increase in compensation and benefits, described above.

Syndicated Capital

        The increase is primarily due to an increase in the number and size of syndication transactions when compared to the year ended December 31, 2012. Overall, we completed 10 syndication transactions for the year ended December 31, 2013, as compared to 7 syndication transactions for the year ended December 31, 2012.

Segment Balance Sheet

        Our segment balance sheet serves as a significant source of capital to further grow and expand our business, increase our participation in our existing businesses and further align our interests with those of our fund investors and other stakeholders. The majority of our balance sheet consist of general partner interests in KKR investment funds, limited partner interests in certain KKR investment funds, co-investments in certain portfolio companies of KKR private equity funds and interests in CLOs, corporate loans, debt securities and energy and real estate assets acquired in connection with our acquisition of KFN on April 30, 2014. Our balance sheet also holds other assets used in the development of our business, including seed capital for new strategies.

Investments

        Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority investments in subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.

Cash and Short-Term Investments

        Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR's liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR's available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of December 31, 2014, we had cash and short-term investments on a segment basis of approximately $1.1 billion. Excluding approximately $0.2 billion of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of approximately $0.9 billion as of December 31, 2014.

        The following tables present our segment balance sheet as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014(a)	As of December 31, 2013
	($ in thousands, except per unit amounts)
Cash and short-term investments	$1,121,385	$2,161,097
Investments	9,807,606	4,980,265
Unrealized carry(b)	1,283,022	1,179,338
Other assets	999,654	662,357

Total assets	$13,211,667	$8,983,057

Debt obligations—KKR (ex-KFN)	$1,527,000	$1,000,000
Debt obligations—KFN	657,310	—
Preferred shares—KFN	373,750	—
Other liabilities	413,808	149,196

Total liabilities	2,971,868	1,149,196

Noncontrolling interests	121,574	71,261

Book value	$10,118,225	$7,762,600

Book value per adjusted unit	$12.07	$10.83

(a)
As of December 31, 2014, our segment balance sheet includes the assets and liabilities of KFN, which was acquired on April 30, 2014.

(b)

Unrealized Carry
Private Markets	$1,196,633	$1,116,996
Public Markets	86,389	62,342

Total	$1,283,022	$1,179,338

        The following tables provide reconciliations of KKR's GAAP Common Units Outstanding—Basic to Adjusted Units and KKR & Co. L.P. Partners' Capital to Book Value:

As of December 31, 2014
GAAP Common Units Outstanding—Basic	433,330,540
Adjustments:
Unvested Common Units(a)	22,483,855
Other Exchangeable Securities(b)	5,009,830

GAAP Common Units Outstanding—Diluted	460,824,225
Adjustments:
KKR Holdings Units(c)	377,196,749

Adjusted Units	838,020,974

($ in thousands, except per unit amounts)	As of December 31, 2014
KKR & Co. L.P. partners' capital	$5,382,691
Noncontrolling interests held by KKR Holdings L.P.	4,661,679
Equity impact of KKR Management Holdings Corp. and other	73,855

Book value	10,118,225
Adjusted units	838,020,974

Book value per adjusted unit	$12.07

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

Liquidity

        We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CLOs and the effect of normal changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds and CLOs, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our fund investors and unitholders and holders of certain exchangeable securities; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of December 31, 2014, we had cash and short-term investments on a segment basis of $1.1 billion.

Sources of Liquidity

        Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLO entities; (iv) realizations on and sales of investments and other assets; and (v) borrowings under our credit facilities, debt offerings and other borrowing arrangements. In addition, we may generate cash proceeds from sales of our common units described below.

        With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of December 31, 2014, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

        As of December 31, 2014, netting holes existed at certain of our private equity funds, the most significant of which was our European Fund II, overseas 2006 Fund and domestic Millennium Fund, which had netting holes of approximately $373 million, $83 million and $77 million, respectively. In accordance with the criteria set forth above, funds may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future. As of December 31, 2014, no private equity funds, other than the European Fund II, overseas 2006 Fund and domestic Millennium Fund, had a netting hole greater than $60 million.

        We have access to funding under various credit facilities and other borrowing arrangements that we have entered into with major financial institutions or which we receive from the capital markets. The following is a summary of the principal terms of these sources of funding.

Revolving Credit Agreements

        The following is a summary of KKR's revolving credit agreements, which may be used in the normal course of our operations.

  •
  On October 22, 2014, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnerships., as borrowers, entered into a credit agreement (the "Corporate Credit Agreement") with certain lending institutions and HSBC Bank USA, National Association, as Administrative Agent and simultaneously terminated its existing credit agreement dated February 26, 2008, as amended from time to time, with no amounts outstanding at the time of termination. The Corporate Credit Agreement provides the borrowers with a senior unsecured multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion, as of the closing date, with the option to request an increase in the facility amount of up to an additional $250 million, for an aggregate principal amount of $1.25 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The credit facility is a five-year facility, scheduled to mature on October 22, 2019, with the borrowers' option to extend the maturity date, subject to the consent of the applicable lenders, and the borrowers may prepay, terminate or reduce the commitments under the credit facility at any time without penalty. Interest on borrowings under the credit facility will be based on either London Interbank Offered Rate (LIBOR) or Alternate Base Rate, with the applicable margin per annum in excess of LIBOR or the Alternate Base Rate based on a corporate ratings-based pricing grid ranging from 69 basis points to 120 basis points (for LIBOR borrowings). Borrowings under the credit facility are guaranteed by KKR & Co. L.P. and any other entity (other than the borrowers) that guarantees the 2020 Senior Notes, 2043 Senior Notes or the 2044 Senior Notes. As of February 20, 2015, a letter of credit in the amount of $20.0 million was outstanding under the Corporate Credit Agreement. Other than this letter of credit, no borrowings were outstanding under the Corporate Credit Agreement for the year ended December 31, 2014.

  •
  On February 27, 2008, KKR Capital Markets Holdings L.P. entered into a credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017. In addition to extending the terms, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee. Borrowings under this facility may only be used for our capital markets business, and its only obligors are entities involved in our capital markets business, and its liabilities are non-recourse to other parts of KKR's business. For the year ended December 31, 2014, a total of $751 million was borrowed of which $724 million was repaid under the KCM Credit Agreement. As of February 20, 2015, $27 million of borrowings were repaid and there were no outstanding borrowings under the KCM Credit Agreement.

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

  •
  On May 29, 2014, KKR Group Finance Co. III LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.125% Senior Notes due 2044 (the "2044 Senior Notes"), which were issued at a price of 98.612%. The 2044 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on June 1, 2044, unless earlier redeemed or repurchased. The 2044 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The 2044 Senior Notes bear interest at a rate of 5.125% per annum, accruing from May 29, 2014. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2014.

    The indenture, as supplemented by a first supplemental indenture, relating to the 2044 Senior Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2044 Senior Notes may declare the 2044 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2044 Senior Notes and any accrued and unpaid interest on the 2044 Senior Notes automatically becomes due and payable. All or a portion of the 2044 Senior Notes may be redeemed at the issuer's option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2044 Senior Notes. If a change of control repurchase event occurs, the 2044 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2044 Senior Notes repurchased plus any accrued and unpaid interest on the 2044 Senior Notes repurchased to, but not including, the date of repurchase.

  •
  On July 28, 2014, KKR formed KKR International Holdings L.P., a Cayman Islands limited partnership, the purpose of which is generally to hold assets that may generate non-qualifying income under the U.S. federal income tax laws applicable to publicly traded partnerships, including certain types of non-U.S. source income. KKR designated KKR International Holdings L.P. as a "KKR Group Partnership" and, in connection therewith, on August 5, 2014, KKR entered into supplemental indentures with respect to its 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes to add KKR International Holdings L.P. as a guarantor of each such Senior Notes.

KFN Securities

  •
  On April 30, 2014, we acquired KFN, which has two issuances of senior notes outstanding that are non-recourse to KKR beyond the assets of KFN:

  •
  On March 20, 2012, KFN issued $115.0 million par amount of 7.500% Senior Notes ("KFN 2042 Senior Notes"), resulting in net proceeds to KFN of $111.4 million. The notes trade under the ticker symbol "KFI" on the NYSE. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year. The KFN 2042 Senior Notes will mature on March 20, 2042 unless previously redeemed or repurchased in accordance with their terms prior to such date. KFN may redeem the KFN 2042 Senior Notes, in whole or in part, at any time on or after March 20, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. Upon a change of control and reduction in the KFN 2042 Senior Notes' ratings to below investment grade by two nationally recognized statistical ratings organizations, all terms as defined in the applicable indenture, KFN will be required to make an offer to repurchase all outstanding KFN 2042 Senior Notes at a price in cash equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the repurchase date. The KFN 2042 Senior Notes contain certain restrictions on KFN's ability to create liens over its equity interests in its subsidiaries and to merge, consolidate or sell all or substantially all of its assets, subject to qualifications and limitations set forth in the applicable indenture. Otherwise, the Indenture does not contain any provisions that would limit the Company's ability to incur indebtedness. If an event of default with respect to the KFN 2042 Senior Notes occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the principal of the notes to be due and payable immediately.

  •
  On November 15, 2011, KFN issued $258.8 million par amount of 8.375% Senior Notes ("KFN 2041 Senior Notes"), resulting in net proceeds to KFN of $250.7 million. The notes trade under the ticker symbol "KFH" on the NYSE. Interest on the 8.375% Senior Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The KFN 2041 Senior Notes will mature on November 15, 2041 unless previously redeemed or repurchased in accordance with their terms prior to such date. KFN may redeem the KFN 2041 Senior Notes, in whole or in part, at any time on or after November 15, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. Upon a change of control and reduction in the KFN 2041 Senior Notes' ratings to below investment grade by two nationally recognized statistical ratings organizations, as defined in the indenture, KFN will be required to make an offer to repurchase all outstanding KFN 2041 Senior Notes at a price in cash equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the repurchase date. The KFN 2041 Senior Notes contain certain restrictions on KFN's ability to create liens over its equity interests in its subsidiaries and to merge, consolidate or sell all or substantially all of its assets. If an event of default with respect to the KFN 2041 Senior Notes occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the principal of the notes to be due and payable immediately.

    •
    KFN has also established six 30-year trusts from 2006 through 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of trusts and mature between 2036 and 2037. Interest is payable quarterly and are fixed, floating or a combination among the six trusts. As of December 31, 2014, $283.5 million par amount was outstanding with weighted average years to maturity of 21.8 years and a weighted average borrowing rate of 5.39%.

    •
    On January 17, 2013, KFN issued 14.95 million of Series A LLC Preferred Shares (the "KFN Preferred Shares") at a price of $25 per share. The KFN Preferred Shares trade on the NYSE under the ticker symbol "KFN.PR" and began trading on January 28, 2013. Distributions on the KFN Preferred Shares are cumulative and are payable by KFN, when, as, and if declared by KFN's board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year at a rate per annum equal to 7.375%. Unless distributions have been declared and paid or declared and set apart for payment on the KFN Preferred Shares for the then-current quarterly distribution period and all past quarterly distribution periods, subject to certain exceptions, KFN may not declare or pay or set apart payment for distributions on the KFN's common shares or other junior shares, including payments to KKR. If KFN experiences a dissolution event, then the holders of the KFN Preferred Shares outstanding at such time will be entitled to receive a payment out of the KFN's assets available for distribution to such holders equal to the sum of the $25 liquidation preference per KFN Preferred Share and accumulated and unpaid distributions (whether or not declared), if any, to, but excluding, the date of the dissolution event (the "Series A Liquidation Value"), to the extent that KFN has sufficient gross income (excluding any gross income attributable to the sale or exchange of capital assets) in the year of the dissolution event and in the prior years in which the KFN Preferred Shares have been outstanding to ensure that each holder of KFN Preferred Shares will have a capital account balance equal to the Series A Liquidation Value. The KFN Preferred Shares are not convertible into shares of any other class or series of the KFN's shares. Except under limited circumstances relating to an event of default in the payment of distributions, holders of the KFN Preferred Shares have no voting rights. At any time or from time to time on or after January 15, 2018, KFN may, at its option, redeem the KFN Preferred Shares, in whole or in part, upon not less than 30 nor more than 60 days' notice, at a price of $25 per KFN Preferred Share plus accumulated and unpaid distributions (whether or not declared), if any, to, but excluding, the redemption date, if any. Holders of the KFN Preferred Shares have no right to require the redemption of the KFN Preferred Shares.

Common Units

  •
  On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, the KKR Financial Holdings LLC 2007 Share Incentive Plan (the "KFN Share Incentive Plan") and the KKR Asset Management LLC 2011 Share Incentive Plan (the "KAM Share Incentive Plan"), and together with the Equity Incentive Plan and the KFN Share Incentive Plan, the "Plans", and (2) the amount of cash delivered in respect of awards granted pursuant to the Plans that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. No additional equity awards will be issued under the KFN Share Incentive Plan or the KAM Share Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014. As of December 31, 2014, 861,731 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of December 31, 2014.

Liquidity Needs

        We expect that our primary liquidity needs will consist of cash required to:

  •
  continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies;

  •
  warehouse an investment in a portfolio company or other investment for the benefit of one or more of our funds, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles;

  •
  service debt obligations, as well as any contingent liabilities that may give rise to future cash payments;

  •
  fund cash operating expenses and amounts recorded for litigation matters;

  •
  pay amounts that may become due under our tax receivable agreement with KKR Holdings;

  •
  make cash distributions in accordance with our distribution policy;

  •
  underwrite commitments within our capital markets business;

  •
  fund our equity commitment to joint ventures such as Merchant Capital Solutions LLC;

  •
  make future purchase price payments in connection with our proprietary acquisitions, such as our acquisition of Prisma and minority interest in certain hedge fund managers, including Nephila; and

  •
  acquire additional principal assets, including other investment advisory and broker-dealer businesses.

        See "—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis." We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

Capital Commitments

        The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of December 31, 2014:

Uncalled Commitments
($ in thousands)
Private Markets
European Fund IV	$192,700
Energy Income and Growth Fund	191,100
North America Fund XI	171,000
Real Estate Partners Americas	128,600
Infrastructure II	121,600
European Fund III	53,700
Asian Fund II	52,000
2006 Fund	23,400
Other Private Markets Funds	19,000
Co-Investment Vehicles	29,500

Total Private Markets Commitments	982,600

Public Markets
Special Situations Vehicles	218,700
Direct Lending Vehicles	16,300
Mezzanine Fund	11,700
Other Credit Vehicles	2,000

Total Public Markets Commitments	248,700

Total Uncalled Commitments	$1,231,300

        As of December 31, 2014, KKR had unfunded commitments consisting of (i) $1,231.3 million, as shown above, to its active private equity and other investment vehicles, (ii) $367.3 million in connection with commitments by KKR's capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions as described below and (iv) other investment commitments of $170.9 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Prisma Capital Partners

        On October 1, 2012, KKR acquired all of the equity interests of Prisma subject to potential purchase price payments in 2014 and 2017. During the year ended December 31, 2014, $123.6 million was paid with approximately $84.1 million settled with the issuance of approximately 3.7 million KKR & Co. L.P. common units. KKR may become obligated to make future purchase price payments in 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such year. KKR has the right in its sole discretion to pay a portion of such future purchase price payments, if any, in KKR & Co. L.P. common units rather than in cash. See "—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis."

Merchant Capital Solutions

        Merchant Capital Solutions LLC (MCS, formerly known as MerchCap Solutions LLC) is a joint venture partnership with Stone Point Capital and CPPIB Credit Investments, Inc. MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain balance sheet investments to support client needs. KKR and Stone Point each committed $150 million of equity and CPPIB committed an additional $50 million to MCS to support its business. KKR's remaining commitment is approximately $128.6 million as of December 31, 2014. KKR expects that certain capital markets activities for third parties (other than KKR and its portfolio companies) will be principally conducted by MCS.

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

        We have entered into a tax receivable agreement with KKR Holdings, which requires our intermediate holding companies to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for KKR common units as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings the intermediate holding companies realize as a result of increases in tax basis that arise due to future payments under the agreement. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that we would be deemed to realize in connection with such events. In the event that other of our current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if we become taxable as a corporation for U.S. federal income tax purposes, we expect that each will become subject to a tax receivable agreement with substantially similar terms.

        These payment obligations are obligations of our intermediate holding companies and not the KKR Group Partnerships. As such, cash payments received by common unitholders may vary from those received by holders of KKR Group Partnership Units held by KKR Holdings and its current and former principals to the extent payments are made to those parties under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax returns of our intermediate holding companies, which may result in a timing difference between the tax savings received by KKR's intermediate holdings companies and the cash payments made to the selling holders of KKR Group Partnership Units.

        For the years ended December 31, 2014, 2013 and 2012, cash payments that have been made under the tax receivable agreement were $5.7 million, $4.7 million and $2.7 million, respectively. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2014, $2.3 million of cumulative income tax savings have been realized.

Distributions

        Our current distribution policy is to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business, 40% of the net realized investment income of KKR (other than KFN), and 100% of the net realized investment income of KFN, in each case in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other obligations. For purposes of our distribution policy, our distributions are expected to consist of (i) FRE (as defined below), (ii) carry distributions received from our investment funds which have not been allocated as part of our carry pool, (iii) 40% of the net realized investment income from KKR (other than KFN) and (iv) 100% of the net realized investment income from KFN. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) segment non-controlling interests, and (iii) amounts determined by us to be necessary or appropriate for the conduct of our business and other matters as discussed above.

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

        The following table presents our distribution for the years ended December 31, 2014, 2013 and 2012 as described above.

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in thousands except per unit data)
Total Distributable Earnings	2,028,924	1,455,878	1,449,396
Less: estimated current corporate income taxes	(97,088)	(98,814)	(66,733)

Distributable Earnings, net of taxes	1,931,836	1,357,064	1,382,663
Less: Undistributed net realized investment income—KKR (ex-KFN)	(450,821)	(394,285)	(544,395)

Distributed Earnings	$1,481,015	$962,779	$838,268

Distributable Earnings, net of taxes per KKR & Co. L.P. common unit	$2.47	$1.97	$2.02
Distribution per KKR & Co. L.P. common unit	$1.90	$1.40	$1.22
Components of Distribution per KKR & Co. L.P. Common unit
After-tax FRE	$0.41	$0.42	$0.32
Realized Cash Carry	$0.91	$0.60	$0.43
Distributed Net Realized Investment Income—KKR (ex-KFN)	$0.39	$0.38	$0.47
Distributed Net Realized Investment Income—KFN	$0.19	$—	$—
Fee and yield earnings distribution per KKR & Co. L.P. common unit	$0.67	$0.43	$0.50
Payout Ratio	76.7%	70.9%	60.6%

Total Distributable Earnings

        Total distributable earnings is the sum of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of its carry pool, (iii) net realized investment income—KKR (ex-KFN) and (iv) net realized investment income—KFN; less (i) applicable local income taxes, if any, and (ii) noncontrolling interests. We believe this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and amounts available for distribution to KKR unitholders. However, total distributable earnings is not a measure that calculates actual distributions under KKR's current distribution policy. See our distribution table above for the actual cash distribution declared for the years ended December 31, 2014, 2013 and 2012.

        Total distributable earnings were $2,028.9 million for the year ended December 31, 2014, an increase of $573.0 million, compared to $1,455.9 million for the year ended December 31, 2013. The increase was primarily attributable to an increase in realized cash carry, net of allocation to carry pool of $302.2 million, an increase in net realized investment income of KFN of $150.2 million, which was acquired on April 30, 2014 and an increase in net realized investment income of KKR (ex-KFN) of $94.2 million, partially offset by an increase in cash compensation and benefits of $55.9 million.

        Total distributable earnings were $1,455.9 million for the year ended December 31, 2013, an increase of $6.5 million, compared to $1,449.4 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in realized cash carry, net of allocation to carry pool of $128.6 million and an increase in fees of $204.4 million, partially offset by a decrease in net realized investment income of KKR (ex-KFN) of $209.6 million and an increase in cash compensation and benefits of $71.0 million.

        Distribution per KKR & Co. L.P. common unit was $1.90 for the year ended December 31, 2014, an increase of $0.50 per common unit, compared to $1.40 per common unit for the year ended December 31, 2013. The increase was primarily attributable to an increase in realized cash carry per common unit of $0.31 and distributable net realized investment income—KFN per common unit of $0.19 as a result of our acquisition of KFN on April 30, 2014. This increase was partially offset by a decrease in after-tax FRE primarily due to an increase in adjusted units eligible for distribution primarily as a result of the KFN acquisition on April 30, 2014.

        Distribution per KKR & Co. L.P. common unit was $1.40 for the year ended December 31, 2013, an increase of $0.18 per common unit, compared to $1.22 per common unit for the year ended December 31, 2012. The increase was primarily attributable to an increase in realized cash carry per common unit of $0.17 and an increase in after-tax FRE per common unit of $0.10, partially offset by a decrease in distributed net realized investment income—KKR (ex-KFN) per common unit of $0.09.

        A reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. on a GAAP basis to ENI, FRE, Fee and Yield Earnings, Fee and Yield EBITDA, Total Distributable Earnings and Total EBITDA is provided below.

Fee Related Earnings ("FRE")

        Fee related earnings is comprised of (i) total management, monitoring and transaction fees, net, plus incentive fees, less (ii) cash compensation and benefits, occupancy and related charges and other operating expenses. This measure is used by management as an alternative measurement of the operating earnings of KKR and its business segments before carried interest and related carry pool allocations and investment income. We believe this measure is useful to unitholders as it provides additional insight into the operating profitability of our fee generating management companies and capital markets businesses. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity-based charges and other non-cash compensation charges borne by KKR Holdings or incurred under the Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items. After tax FRE represents FRE after deductions for current corporate and local income taxes and non-controlling interests.

Net Realized Investment Income—KKR (ex-KFN)

        Net realized investment income—KKR (ex-KFN) refers to net cash income from (i) realized investment gains and losses excluding certain realized investment losses to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009, (ii) dividend income, and (iii) interest income net of interest expense in each case generated by KKR (excluding KFN). This term describes a portion of KKR's quarterly distribution and excludes net realized investment income of KFN. Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized investment income as described above in (i) above amounted to approximately $56 million and $205 million for the years ended December 31, 2014 and 2013, respectively.

Net Realized Investment Income—KFN

        Net realized investment income—KFN refers to net cash income from (i) realized investment gains and losses, (ii) dividend income and (iii) interest income net of interest expense less certain general and administrative expenses incurred in the generation of net realized investment income in each case generated by KFN. This term describes a portion of KKR's quarterly distribution.

Fee and Yield Earnings

        Fee and yield earnings is comprised of FRE and net interest and dividends from KKR's business segments. This measure is used by management as a measure of the cash earnings of KKR and its business segments' investment income. We believe this measure is useful to unitholders as it provides insight into the amount of KKR's cash earnings, significant portions of which tend to be more recurring than realized carried interest and net realized gains from quarter to quarter.

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in thousands)
Net income (loss) attributable to KKR & Co. L.P.	$477,611	$691,226	$560,836
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	585,135	1,056,126	1,116,740
Plus: Non-cash equity-based charges	310,403	307,514	400,207
Plus: Amortization of intangibles and other, net	290,348	102,789	9,683
Plus: Income taxes	63,669	37,926	43,405

Economic net income (loss)	1,727,166	2,195,581	2,130,871
Plus: Income attributable to segment noncontrolling interests	14,946	6,387	7,043
Less: Total investment income (loss)	505,153	958,401	1,111,122
Less: Net carried interest	776,870	831,219	706,981

Fee related earnings	460,089	412,348	319,811
Plus: Net interest and dividends	273,175	21,506	715,931

Fee and yield earnings	733,264	433,854	1,035,742
Plus: Depreciation and amortization	15,782	14,648	12,499
Plus: Core interest expense	88,002	65,662	38,114

Fee and yield EBITDA	837,048	514,164	1,086,355
Less: Depreciation and amortization	15,782	14,648	12,499
Less: Core interest expense	88,002	65,662	38,114
Less: Net interest and dividends	273,175	21,506	715,931
Plus: Realized cash carry, net of realized cash carry allocated to carry pool	716,196	414,016	285,424
Plus: Net realized investment income—KKR (ex-KFN)	751,367	657,139	866,776
Plus: Net realized investment income—KFN	150,211	—	—
Less: Local income taxes and noncontrolling interests	48,939	27,625	22,615

Total distributable earnings	2,028,924	1,455,878	1,449,396

Plus: Depreciation and amortization	15,782	14,648	12,499
Plus: Core interest expense	88,002	65,662	38,114
Plus: Local income taxes and noncontrolling interests	48,939	27,625	22,615

Total EBITDA	$2,181,647	$1,563,813	$1,522,624

Other Liquidity Needs

        We may also be required to fund various underwriting commitments in our capital markets business in connection with the underwriting of loans, securities or other financial instruments. We generally expect that these commitments will be syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment.

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

        In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2014 on an unconsolidated basis before the consolidation of funds and CLOs:

	Payment due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$1,231.3	$—	$—	$—	$1,231.3
Debt payment obligations(2)	—	27.0	—	2,157.3	2,184.3
Interest obligations on debt(3)	131.0	249.6	245.1	2,096.7	2,722.4
Underwriting commitments(4)	299.0	—	—	—	299.0
Lending commitments(5)	68.3	—	—	—	68.3
Other commitments(6)	299.5	—	—	—	299.5
Lease obligations	50.3	94.7	76.7	60.9	282.6

Total	$2,079.4	$371.3	$321.8	$4,314.9	$7,087.4

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

(2)
Represents the 2020 Senior Notes, 2043 Senior Notes, 2044 Senior Notes, KFN 2041 Senior Notes, KFN 2042 Senior Notes, KFN Junior Subordinated Notes and borrowings outstanding on the KCM Credit Agreement which are presented gross of unamortized discounts and net of unamortized premiums. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2014 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2014, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)
Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)
Represents our commitment to MCS and investment commitments of KFN. See "—Liquidity—Liquidity Needs—Merchant Capital Solutions."

        The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2014, a payable of $121.8 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2014, approximately $13.3 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

        The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of December 31, 2014, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $40.6 million.

        The commitment table above excludes amounts recorded for litigation matters. See "Financial Statements—Note 16 "Commitments and Contingencies."

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

        The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of December 31, 2014, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2014 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,288.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

        Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of December 31, 2014, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $277.4 million as of December 31, 2014.

        Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of December 31, 2014. Using valuations as of December 31, 2014, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to principals who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

        In the ordinary course of business, we and our consolidated funds and CLOs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2014. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds and CLOs.

	Payment due by Period
Types of Contractual Obligations	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds(1)	$19,204.3	$—	$—	$—	$19,204.3
Debt payment obligations(2)	327.2	566.9	1,167.4	8,949.2	11,010.7
Interest obligations on debt(3)	311.0	558.9	518.7	2,750.6	4,139.2
Underwriting commitments(4)	299.0	—	—	—	299.0
Lending commitments(5)	68.3	—	—	—	68.3
Other commitments(6)	299.5	—	—	—	299.5
Lease obligations	50.3	94.7	76.7	60.9	282.6

Total	$20,559.6	$1,220.5	$1,762.8	$11,760.7	$35,303.6

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

(2)
Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $1.5 billion gross of unamortized discount, (ii) KFN 2041Senior Notes and KFN 2042 Senior Notes of $0.4 billion, net of unamortized premium, (iii) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of enhancing returns or providing liquidity to the funds of $1.0 billion and

  (v) debt securities issued by our consolidated CLOs of $7.8 billion. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2014 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2014, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)
Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.

(5)
Represents obligations in our capital markets business to lend under various revolving credit facilities.

(6)
Represents our commitment to MCS and investment commitments of KFN. See "—Liquidity—Liquidity Needs—Merchant Capital Solutions."

        The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2014, a payable of $121.8 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2014, approximately $13.3 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

        The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of December 31, 2014, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $40.6 million.

        The commitment table above excludes amounts recorded for litigation matters. See "Financial Statements—Note 16 "Commitments and Contingencies."

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

Net Cash Provided by (Used in) Operating Activities

        Our net cash provided by (used in) operating activities was $1.5 billion, $2.6 billion and $6.2 billion during the years ended December 31, 2014, 2013 and 2012, respectively. These amounts primarily included: (i) proceeds from sales of investments and principal payments net of purchases of investments by our funds and CLOs of $1.0 billion, $1.4 billion and $5.1 billion during the years ended December 31, 2014, 2013 and 2012, respectively; (ii) net realized gains (losses) on investments of $5.4 billion, $3.9 billion and $5.2 billion during the year ended December 31, 2014, 2013 and 2012, respectively; and (iii) change in unrealized gains (losses) on investments of $(0.7) billion, $3.9 billion and $2.7 billion during the years ended December 31, 2014, 2013 and 2012, respectively. Certain KKR funds and CLOs are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

        Our net cash provided by (used in) investing activities was $(22.9) million, $15.5 million and $(220.9) million during the years ended December 31, 2014, 2013 and 2012, respectively. Our investing activities included the purchases of furniture, computer hardware and leasehold improvements of $12.2 million, $14.4 million and $37.0 million, change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $(10.8) million, $(29.9) million and $(2.9) million during the years ended December 31, 2014, 2013 and 2012, respectively proceeds from sales of oil and natural gas properties, net of development of oil and natural gas properties of $(151.4) million for the year ended December 31, 2014 as well as cash acquired, net of cash paid for acquisitions of $151.5 million and $(186.9) million for the years ended December 31, 2014 and 2012.

Net Cash Provided by (Used in) Financing Activities

        Our net cash provided by (used in) financing activities was $(1.9) billion, $(2.5) billion and $(5.6) billion during the years ended December 31, 2014, 2013 and 2012, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(2.7) billion, $(2.8) billion and $(4.9) billion during the years ended December 31, 2014, 2013 and 2012, respectively; (ii) proceeds received net of repayment of debt obligations of $1.7 billion, $0.8 billion and $(0.4) billion during the years ended December 31, 2014, 2013 and 2012, respectively; and (iii) distributions to our partners of $(0.8) billion, $(0.4) billion and $(0.2) billion during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Principles of Consolidation

        The types of entities with which KKR is involved generally include (i) subsidiaries, including management companies, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have all the attributes of an investment company like investment funds, (iii) CLOs and (iv) other entities, including entities that employ non-employee operating consultants. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.

        Pursuant to its consolidation policy, KKR first considers whether an entity is considered a variable interest entity ("VIE") and therefore whether to apply the consolidation guidance under the VIE model. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities ("VOEs") under the voting interest model.

        The consolidation rules were revised effective January 1, 2010 which had the effect of changing the criteria for determining whether a reporting entity is the primary beneficiary of a VIE. However, the adoption of these new consolidation rules was indefinitely deferred (the "Deferral") for a reporting entity's interests in certain entities. In particular, entities that have all the attributes of an investment company such as investment funds generally meet the conditions necessary for the Deferral. Entities that are securitization or asset-backed financing entities such as CLOs would generally not qualify for the Deferral. Accordingly, when making the assessment of whether an entity is a VIE, KKR considers whether the entity being assessed meets the conditions for the Deferral and therefore would be subject to the rules that existed prior to January 1, 2010. Under both sets of rules, VIEs for which KKR is determined to be the primary beneficiary are consolidated and such VIEs generally include certain CLO vehicles and entities that employ non-employee operating consultants.

        With respect to KKR's consolidated funds that are not CLOs, KKR meets the criteria for the Deferral and therefore applies the consolidation rules that existed prior to January 1, 2010. For these funds, KKR generally has operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As a result, a fund should be consolidated unless KKR has a nominal level of equity at risk. To the extent that KKR commits a nominal amount of equity to a given fund and has no obligation to fund any future losses, the equity at risk to KKR is not considered substantive and the fund is typically considered a VIE. In these cases, the fund investors are generally deemed to be the primary beneficiaries, and KKR does not consolidate the fund. In cases when KKR's equity at risk is deemed to be substantive, the fund is generally considered to be a VOE and KKR generally consolidates the fund under the VOE model.

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

        Certain of KKR's funds and CLOs are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds and vehicles. KKR's financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and vehicles on a gross basis, and the majority of the economic interests in those funds, which are held by fund investors or other stakeholders, are attributed to noncontrolling interests or appropriated capital in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds and entities are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR's attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners' capital.

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

        Real Assets—Consists primarily of investments in (i) energy related assets, principally oil and natural gas producing properties, (ii) infrastructure assets, and (iii) real estate, principally residential and commercial real estate assets and businesses.

        Credit—Consists primarily of investments in below investment grade corporate debt (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in unconsolidated CLOs.

        Investments of Consolidated CLOs—Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLO vehicles.

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

        The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the consolidated statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Fixed Assets is presented in Note 7, "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities". Further information on Goodwill and Intangible Assets is presented in Note 15 "Goodwill and Intangible Assets." Further information on contingent consideration is presented in Note 14 "Acquisitions." KKR's debt obligations, except for KKR's 2020, 2043 and 2044 Senior Notes and KFN's 2041 and 2042 Senior Notes and certain Junior Subordinated Notes, bear interest at floating rates and therefore fair value approximates carrying value. Further information on KKR's 2020, 2043 and 2044 Senior Notes and KFN's 2041 and 2042 Senior Notes and certain Junior Subordinated Notes are presented in Note 9, "Debt Obligations". The fair values for KKR's 2020, 2043 and 2044 Senior Notes were derived using Level II inputs similar to those utilized in valuing credit investments. The fair values for KFN's 2041 and 2042 Senior Notes were derived using Level I inputs. The fair values for certain Junior Subordinated Notes were derived using Level III inputs similar to those utilized in valuing credit investments.

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

Level I

        Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 10.9% of total investments measured and reported at fair value as Level I at December 31, 2014.

Level II

        Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 29.0% of total investments measured and reported at fair value as Level II at December 31, 2014.

Level III

        Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and credit investments for which a sufficiently liquid trading market does not exist. We classified 60.1% of total investments measured and reported at fair value as Level III at December 31, 2014. The valuation of our Level III investments at December 31, 2014 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

        Financial assets and liabilities categorized as Level III consist primarily of the following:

        Private Equity Investments:    We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Other inputs are also used in both methodologies. For valuations determined for periods other than at year end, various inputs may be estimated prior to the end of the relevant period. Also, as discussed in greater detail under "—Business Environment" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, but may have a significant adverse impact on the value of our investments," a change in interest rates could have a significant impact on valuations. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates. In addition, when a definitive agreement has been executed to sell an investment, KKR generally considers a significant determinant of fair value to be the consideration to be received by KKR pursuant to the executed definitive agreement.

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

        When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 58.3% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2014, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for our Level III private equity investments were 40% and 40% and 20%, respectively. As of December 31, 2014, we believe that the approach of using the market multiples methodology, the discounted cash flow methodology and valuations based on pending sales resulted in valuations of our aggregate Level III private equity portfolio that were only 2.7% higher than if only the discounted cash flow methodology had been used and only 1.0% lower than if only the market comparables methodology had been used.

        When an illiquidity discount is to be applied, we seek to take a uniform approach across our portfolio and generally apply a minimum 5% discount to all private equity investments. We then evaluate such private equity investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include (i) whether we are unable to freely sell the portfolio company or conduct an initial public offering of the portfolio company due to the consent rights of a third party or similar factors, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it less likely that a portfolio company would be sold or publicly offered in the near term at a price indicated by using just a market multiples and/or discounted cash flow analysis, and these factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, we determine the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time we hold the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by us in our valuations.

        Real Assets Investments:    Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments. Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Energy investments are generally valued using a discounted cash flow analysis. Key inputs used in this methodology that require estimates include commodity price forecasts and the weighted average cost of capital. Certain energy investments do not include a minimum illiquidity discount. In addition, the valuations of energy investments generally incorporate both commodity prices as quoted on indices and long-term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Long-term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the energy investment portfolio associated with future development and to reflect price expectations that are estimated to be required to balance demand and production in global commodity markets over the long-term. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Key inputs used in such methodologies that require estimates include an unlevered discount rate and current capitalization rate, and certain real estate investments do not include a minimum illiquidity discount. The valuations of real assets investments also use other inputs.

        During the quarter ended December 31, 2014, the value of our energy real asset investments in oil and gas producing properties decreased meaningfully. This decrease in value was primarily attributable to a drop in long-term oil, condensate, natural gas liquids, and natural gas prices during the year ended December 31, 2014 with the greatest declines occurring in the fourth quarter. The 2017 price of WTI crude oil declined from approximately $85 per barrel to $67 per barrel and the 2017 price of natural gas declined from approximately $4.22 per mcf to $3.76 per mcf as of September 30, 2014 and December 31, 2014, respectively.

        On a segment basis, our energy real asset investments in oil and gas producing properties as of December 31, 2014 had a fair value of approximately $695 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $69.5 million and a decline in net income attributable to KKR & Co. L.P. of $37.2 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of December 31, 2014, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $115 million lower for the year ended December 31, 2014, resulting in a lower amount of net income attributable to KKR & Co. L.P. of 53.5% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

        These hypothetical declines relate only to investment income. There would be no current impact on KKR's carried interest since all of the investment funds which hold these types of energy investments have investment values that are below their cost and as such are not currently accruing carried interest. Additionally, there would be no impact on fees since fees earned from investment funds which hold investments in oil and gas producing properties are based on either committed capital or capital invested.

        For GAAP purposes, where KKR holds energy investments consisting of working interests in oil and gas producing properties directly and not through an investment fund, such working interests are consolidated based on the proportion of the working interests held by us. Accordingly, we reflect the assets, liabilities, revenues, expenses, investment income and cash flows of the consolidated working interests on a gross basis and changes in the value of these energy investments are not reflected as unrealized gains and losses in the consolidated statements of operations. Accordingly, a change in fair value for these investments does not result in a decrease in net gains (losses) from investment activities. However, management believes that a decrease in investment income associated with these energy investments of the magnitude described above would have resulted in an impairment charge reflected in general, administrative and other expenses in an amount not dissimilar to the decline in investment income associated with the energy real asset investments on a segment basis as described above. For segment purposes, these directly held working interests are treated as investments and changes in value are reflected in our segment results as unrealized gains and losses.

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

        Key unobservable inputs that have a significant impact on our Level III investment valuations as described above are included in Note 5 "Fair Value Measurements" of the financial statements included elsewhere in this report. We utilize several unobservable pricing inputs and assumptions in determining the fair value of our Level III investments. These unobservable pricing inputs and assumptions may differ by investment and in the application of our valuation methodologies. Our reported fair value estimates could vary materially if we had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if we only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Level III Valuation Process

        The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit (including investments held by consolidated CLOs) and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams for energy, infrastructure and real estate investments include investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations annually for all Level III investments in Private Markets and quarterly for investments other than investments which fall below pre-set value thresholds and which in the aggregate have comprised a de minimis percentage of the total value of our Level III Private Markets investments. For most investments classified as Level III in credit, in general, an independent valuation firm is engaged by us to provide third party valuations, or ranges of valuations from which our investment professionals select a preliminary valuation, or an independent valuation firm is engaged by us to perform certain procedures in order to assess the reasonableness of our valuations. Credit investments, which in the aggregate amount to approximately 7% of the total value of our Level III credit investments, are not valued with the engagement of an independent valuation firm. All preliminary valuations in Private Markets and credit are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm's management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

        As of December 31, 2014, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of Private Markets investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

        Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of December 31, 2014, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments.

        As of December 31, 2014, investments which represented greater than 5% of consolidated investments consisted of Walgreens Boots Alliance Inc. (the company resulting from Walgreen's acquisition of Alliance Boots GmbH) and First Data Corporation valued at $5.5 billion and $3.8 billion, respectively. On a segment basis, as of December 31, 2014, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and Walgreens Boots Alliance Inc. valued at $1,123.5 million and $738.3 million, respectively.

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

        Prior to the KPE Transaction, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of December 31, 2014. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and principals who participate in the carry pool.

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

Recently Issued Accounting Pronouncements

Foreign Currency Matters

        In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters," which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. This guidance was effective as of January 1, 2014. The adoption of this guidance did not have a material impact on KKR's financial statements for the year ended December 31, 2014.

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

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers Topic 606 ("ASU 2014-09") which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for KKR's fiscal year beginning January 1, 2017 and early adoption is not permitted. KKR is in the process of assessing the impact that the adoption of this guidance will have on its financial statements, including with respect to the timing of the recognition of carried interest.

Measurement of Financial Assets and Liabilities—Consolidated Collateralized Financing Entities

        In August 2014, the FASB issued ASU 2014-13, "Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity" ("CFE"), such as CLOs. This standard provides that an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE should be measured on the basis of either the fair value of the CFE's financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption will be permitted. KKR is currently evaluating the impact on its consolidated financial statements.

Going Concern

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on KKR's financial statements.

Derivatives and Hedging

        In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16"). The guidance in ASU 2014-16 states that implied substantive terms and features of a hybrid financial instrument issued in the form of a stock should weigh each term and feature on the basis of relevant facts and circumstances. An entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. ASU 2014-16 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on KKR's financial statements.

Consolidation

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance in ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether they should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. ASU 2015-02 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted. KKR is currently evaluating the impact on its consolidated financial statements but expects to deconsolidate certain investment funds, vehicles and entities upon adoption of this guidance.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risks primarily relates to movements in the fair value of investments, including the effect that those movements have on our management fees, carried interest and net gains from investment activities. The fair value of investments may fluctuate in response to changes in the values of investments, foreign currency exchange rates and interest rates. Additionally, interest rate movements can adversely impact the amount of interest income we receive on credit instruments bearing variable rates and could also impact the amount of interest that we pay on debt obligations bearing variable rates.

        The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate in order to provide a reader with an indication of the directional impact that a hypothetical adverse movement in certain risks would have on net income attributable to KKR & Co. L.P. In all cases, these directional impacts are presented after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of December 31, 2014, KKR & Co. L.P. and KKR Holdings L.P. held interests in our business of 53.5% and 46.5%, respectively. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

        The firm uses various committees to help manage market risk and general business risks.

Management of Market Risk

        When we commit capital of a certain amount from our balance sheet to investments or transactions, a balance sheet committee of senior employees, including our two Co-Chief Executive Officers, the Chief Financial Officer and Chief Administrative Officer, must approve the investment or transaction before it may be made. The committee may delegate authority to other employees subject to maximum commitment sizes or other limitations determined by the committee. In addition, this committee supervises activities governing KKR's capital structure, liquidity, and the composition of our balance sheet.

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

Management of General Business Risk

        KKR has a risk committee comprised of senior employees from across our business segments and across business operations, and includes our Chief Administrative Officer, our Chief Financial Officer, and our General Counsel. The risk committee monitors and evaluates KKR's general business risks, and is assisted by an employee dedicated to evaluating and monitoring market risk and coordinating such efforts across our businesses. The Chief Administrative Officer, who also serves as the chairman of the risk committee, regularly reports to our Co-Chief Executive Officers and quarterly to the Audit Committee, which is the chief committee that monitors risk on behalf of the Board of Directors.

        KKR's global conflicts and compliance committee is responsible for analyzing and addressing new or potential conflicts of interest that may arise in KKR's business, including conflicts relating to specific transactions and circumstances as well as those implicit in the overall activities of KKR and its various businesses and monitors compliance matters. Our Chief Administrative Officer, our General Counsel and our Chief Compliance Officer are members of this committee.

        KKR's management committee is responsible for evaluating certain matters affecting the business of KKR. It consists of our Co-Chief Executive Officers, our Chief Administrative Officer, our Chief Financial Officer, our General Counsel and other senior employees across our business segments and across business operations, and is chaired by our Chief Administrative Officer. The management committee is responsible for approving the valuations of our Level III investments in Private Markets and Public Markets.

Changes in Fair Value

        The majority of our investments are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2014, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. L.P. would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. L.P. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the elimination of management fees and carried interest, (ii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of the majority of our private equity and credit funds and (iii) the inclusion of amounts attributable to KKR Holdings L.P. in individual line items within the consolidated statement of operations.

        Based on the fair value of investments as of December 31, 2014, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. L.P. in 2015 from reductions in the following items, if not offset by other factors:

	Year Ended December 31, 2014
	Management fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/ (Losses) From Investment Activities Excluding Carried Interest
	($ in thousands)
10% Decline in Fair Value of Investments(1)	$9,353	(2)	$256,223	(3)	$524,707	(3)

(1)
An immediate, hypothetical 10% decline in the fair value of investments would also impact our ability to earn incentive fees. Since the majority of our incentive fees are earned at December 31st or June 30th of each calendar year and are not subject to clawback, a 10% decline in fair value would generally result in the recognition of no incentive fees on a prospective basis and result in lower net income relative to prior years where such incentive fees may have been earned.

(2)
Represents an annualized reduction in management fees.

(3)
Decrease would impact our statement of operations in a single quarter. With respect to carried interest, for purposes of this analysis the impact of preferred returns are ignored.

Management Fees

        Our management fees in our Private Markets investment funds are generally calculated based on the amount of capital committed or invested by a fund, as described under "Business—Our Segments—Private Markets." Accordingly, movements in the fair value of investments do not significantly affect the amount of fees we may charge in Private Markets funds. In the case of our Public Markets business, management fees are often calculated based on the average NAV of the fund or vehicle for that particular period, although certain funds in our Public Markets segment have management fees based on the amount of capital committed or invested. To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will be increased or decreased in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the year ended December 31, 2014, the fund management fees that were recognized based on the NAV of the applicable funds or separately managed accounts was approximately 25%.

Publicly Traded Securities

        Our investment funds and KKR's balance sheet hold certain investments in portfolio companies whose securities are publicly traded. The market prices of securities may be volatile and are likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of such companies or of other companies in the industries in which they operate, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, industry conditions, changes in government regulation, shortfalls in operating results from levels forecasted by securities analysts, the general state of the securities markets and other material events, such as significant management changes, re-financings, acquisitions and dispositions. In addition, although our investments are comprised primarily of investments in portfolio companies whose securities are not publicly traded, the value of these privately held investments may also fluctuate as our Level III investments are valued in part using a market comparables analysis. Consequently due to similar factors beyond our control as described above for portfolio companies whose securities are publicly traded, the value of these Level III investments may fluctuate with market prices.

Exchange Rate Risk

        Our investment funds and KKR's balance sheet hold investments denominated in currencies other than the U.S. dollar. Those investments expose us and our fund investors to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. Our policy is to minimize these risks by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to future changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated.

        Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our investments are denominated (primarily euros and British pounds), net of the impact of foreign exchange hedging strategies. The quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. L.P. The actual impact to individual line items within the statements of operations would differ from the amounts shown below as a result of (i) the elimination of management fees and carried interest, (ii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of the majority of our private equity and credit funds and (iii) the inclusion of amounts attributable to KKR Holdings L.P. in individual line items within the consolidated statement of operations.

        We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments and fees were denominated as of December 31, 2014 (i.e. an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. L.P. in 2015 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	Year Ended December 31, 2014
	Management fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/ (Losses) From Investment Activities Excluding Carried Interest
	($ in thousands)
10% Decline in Foreign Currencies Against the U.S. Dollar(1)	$4,350	(2)	$21,597	(3)	$35,652	(3)

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

(3)
Decrease would impact our statement of operations in a single quarter. With respect to carried interest, for purposes of this analysis the impact of preferred returns are ignored

Interest Rate Risk

Valuation of Investments

        Changes in credit markets and in particular, interest rates, can impact investment valuations, particularly our Private Markets investments and may have offsetting results depending on the valuation methodology used. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those investments that had a readily observable market price. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

Interest Income

        We and our consolidated funds hold credit investments, including CLOs that generate interest income based on variable interest rates. We are exposed to interest rate risk relating to investments that generate yield since a meaningful portion of credit investments held by us and our consolidated funds earn income based on variable interest rates. However, the contractual interest rate structure for a large portion of our credit investments bearing variable rates have "floors" which establish a minimum rate of interest that will be earned. In the current low interest rate environment, a large portion of the credit investments held by us and our consolidated funds are earning interest at the contractual floor and therefore, for these investments, a decrease in variable interests rates would not impact the amount of interest income earned. With respect to consolidated funds and CLOs, the impact on net income attributable to KKR & Co. L.P. resulting from a decrease of a hypothetical 100 basis points in variable interest rates used in the recognition of interest income would not be expected to be material since (i) many variable rate investments are subject to floors as described above and (ii) a substantial portion of this decrease would be attributable to noncontrolling interests. With respect to credit investments held by KKR outside of the consolidated funds, all of the interest income earned inures to KKR & Co. L.P., however a large portion of these investments are subject to floors as described above. Accordingly, the impact on net income attributable to KKR & Co. L.P. resulting from a decrease of a hypothetical 100 basis points in variable interest rates used in the recognition of interest income would not be expected to be material.

Interest Expense

        Our consolidated funds have debt obligations that include revolving credit agreements, certain investment financing arrangements and debt securities issued by CLO vehicles structured through the use of term loans and revolving credit facilities that accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our consolidated funds would have to make. With respect to consolidated funds, the impact on net income attributable to KKR & Co. L.P. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material since a substantial portion of this increase would be attributable to noncontrolling interests. With respect to debt obligations held by KKR outside of the consolidated funds, as of December 31, 2014, KKR had $27 million of debt obligations outstanding that accrues interest at a variable rate. The impact on net income attributable to KKR & Co. L.P. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would be a decrease of approximately $0.3 million on an annual basis.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of KKR & Co. L.P.:

        We have audited the accompanying consolidated statements of financial condition of KKR & Co. L.P. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KKR & Co. L.P. and subsidiaries as of December 31, 2014 and 2013, and results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2015

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in Thousands, Except Unit Data)

	December 31, 2014	December 31, 2013
Assets
Cash and Cash Equivalents	$918,080	$1,306,383
Cash and Cash Equivalents Held at Consolidated Entities	1,372,775	440,808
Restricted Cash and Cash Equivalents	102,991	57,775
Investments	60,167,626	47,383,697
Due from Affiliates	147,056	143,908
Other Assets	3,164,217	2,094,630

Total Assets	$65,872,745	$51,427,201

Liabilities and Equity
Debt Obligations	$10,837,784	$1,908,606
Due to Affiliates	131,548	93,851
Accounts Payable, Accrued Expenses and Other Liabilities	3,199,352	2,839,926

Total Liabilities	14,168,684	4,842,383

Commitments and Contingencies
Redeemable Noncontrolling Interests	300,098	627,807

Equity
KKR & Co. L.P. Partners' Capital (433,330,540 and 288,143,327 common units issued and outstanding as of December 31, 2014 and 2013, respectively)	5,403,095	2,727,909
Accumulated Other Comprehensive Income (Loss)	(20,404)	(5,899)

Total KKR & Co. L.P. Partners' Capital	5,382,691	2,722,010
Noncontrolling Interests	46,004,377	43,235,001
Appropriated Capital	16,895	—

Total Equity	51,403,963	45,957,011

Total Liabilities and Equity	$65,872,745	$51,427,201

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Amounts in Thousands)

        The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs") as of December 31, 2014. The assets of consolidated collateralized loan obligation ("CLO") vehicles, which comprise the majority of KKR's consolidated VIEs, are held solely as collateral to satisfy the obligations of the CLO vehicles. KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these CLO vehicles beyond KKR's beneficial interest therein and collateral management fees generated from the CLO vehicles. The assets in each CLO vehicle can be used only to settle the debt of the related CLO vehicle. The noteholders and other creditors of the CLO vehicles have no recourse to KKR's general assets. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any ongoing financial support to the CLO vehicles.

December 31, 2014
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,046,018
Investments	8,559,967
Other Assets	129,949

Total Assets	$9,735,934

Liabilities
Debt Obligations	$7,615,340
Accounts Payable, Accrued Expenses and Other Liabilities	638,953

Total Liabilities	$8,254,293

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Unit Data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues
Fees and Other	$1,110,008	$762,546	$568,442

Expenses
Compensation and Benefits	1,263,852	1,266,592	1,280,854
Occupancy and Related Charges	62,564	61,720	58,205
General, Administrative and Other	869,651	438,826	259,729

Total Expenses	2,196,067	1,767,138	1,598,788

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	4,778,232	7,826,082	7,871,673
Dividend Income	1,174,501	695,521	940,888
Interest Income	909,207	474,759	358,598
Interest Expense	(317,192)	(99,616)	(69,164)

Total Investment Income (Loss)	6,544,748	8,896,746	9,101,995

Income (Loss) Before Taxes	5,458,689	7,892,154	8,071,649
Income Taxes	63,669	37,926	43,405

Net Income (Loss)	5,395,020	7,854,228	8,028,244
Net Income (Loss) Attributable to
Redeemable Noncontrolling Interests	(3,341)	62,255	34,963
Net Income (Loss) Attributable to
Noncontrolling Interests and Appropriated Capital	4,920,750	7,100,747	7,432,445

Net Income (Loss) Attributable to KKR & Co. L.P.	$477,611	$691,226	$560,836

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$1.25	$2.51	$2.35
Diluted	$1.16	$2.30	$2.21
Weighted Average Common Units Outstanding
Basic	381,092,394	274,910,628	238,503,257
Diluted	412,049,275	300,254,090	254,093,160

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in Thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net Income (Loss)	$5,395,020	$7,854,228	$8,028,244

Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	(37,119)	(4,642)	(5,571)

Comprehensive Income (Loss)	5,357,901	7,849,586	8,022,673

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(3,341)	62,255	34,963
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	4,897,831	7,096,898	7,428,785

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$463,411	$690,433	$558,925

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Unit Data)

		KKR & Co. L.P.
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2012	227,150,182	$1,330,887	$(2,189)	$36,080,445	$—	$37,409,143	$275,507

Net Income (Loss)		560,836		7,432,445		7,993,281	34,963
Other Comprehensive Income (Loss)—Foreign Currency Translation (Net of Tax)			(1,911)	(3,660)		(5,571)
Exchange of KKR Holdings L.P. Units and Other Exchangeable Securities to KKR & Co. L.P. Common Units	23,660,959	260,225	(337)	(259,888)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		3,480	(169)			3,311
Net Delivery of Common Units—Equity Incentive Plan	2,552,550	(12,316)				(12,316)
Equity Based Compensation		62,877		337,330		400,207
Capital Contributions				4,880,814		4,880,814	180,984
Capital Distributions		(197,024)		(9,528,955)		(9,725,979)	(28,890)

Balance at December 31, 2012	253,363,691	$2,008,965	$(4,606)	$38,938,531	$—	$40,942,890	$462,564

Net Income (Loss)		691,226		7,100,747		7,791,973	62,255
Other Comprehensive Income (Loss)—Foreign Currency Translation (Net of Tax)			(793)	(3,849)		(4,642)
Contributions of Net Assets of previously Unconsolidated Entities				294,767		294,767
Exchange of KKR Holdings L.P. Units and Other Exchangeable Securities to KKR & Co. L.P. Common Units	28,184,258	333,804	(776)	(333,028)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		18,924	276			19,200
Net Delivery of Common Units—Equity Incentive Plan	6,595,378	(8,136)				(8,136)
Equity Based Compensation		114,709		192,805		307,514
Capital Contributions				7,475,577		7,475,577	176,503
Capital Distributions		(431,583)		(10,430,549)		(10,862,132)	(73,515)

Balance at December 31, 2013	288,143,327	$2,727,909	$(5,899)	$43,235,001	$—	$45,957,011	$627,807

Net Income (Loss)	—	477,611	—	4,929,337	(8,587)	5,398,361	(3,341)
Other Comprehensive Income (Loss)—Foreign Currency Translation (Net of Tax)	—	—	(14,200)	(20,725)	(2,194)	(37,119)	—
Exchange of KKR Holdings L.P. Units and Other Exchangeable Securities to KKR & Co. L.P. Common Units and other	27,228,991	332,479	(833)	(359,322)	27,676	—	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	—	46,311	528	—	—	46,839	—
Net Delivery of Common Units—Equity Incentive Plan	9,952,634	(8,757)	—	—	—	(8,757)	—
Equity Based Compensation	—	158,927	—	151,476	—	310,403	—
Acquisitions	108,005,588	2,453,610	—	435,478	—	2,889,088	—
Capital Contributions	—	—	—	11,236,018	—	11,236,018	148,355
Capital Distributions	—	(784,995)	—	(13,602,886)	—	(14,387,881)	(472,723)

Balance at December 31, 2014	433,330,540	$5,403,095	$(20,404)	$46,004,377	$16,895	$51,403,963	$300,098

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the Years Ended December 31,
	2014	2013	2012
Operating Activities
Net Income (Loss)	$5,395,020	$7,854,228	$8,028,244
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	310,403	307,514	400,207
Net Realized (Gains) Losses on Investments	(5,433,586)	(3,909,432)	(5,202,664)
Change in Unrealized (Gains) Losses on Investments	655,354	(3,916,650)	(2,669,009)
Other Non-Cash Amounts	73,061	(95,961)	(36,939)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(166,275)	166,552	343,167
Change in Due from / to Affiliates	(3,368)	(25,314)	(31,789)
Change in Other Assets	(150,131)	248,330	35,185
Change in Accounts Payable, Accrued Expenses and Other Liabilities	(156,176)	578,724	254,976
Investments Purchased	(37,935,909)	(31,844,648)	(11,080,524)
Proceeds from Sale of Investments and Principal Payments	38,900,257	33,214,410	16,160,897

Net Cash Provided (Used) by Operating Activities	1,488,650	2,577,753	6,201,751

Investing Activities
Change in Restricted Cash and Cash Equivalents	(10,849)	29,852	2,954
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(12,163)	(14,396)	(36,966)
Development of Oil and Natural Gas Properties	(233,777)	—	—
Proceeds from Sales of Oil and Natural Gas Properties	82,423	—	—
Net Cash Acquired (Paid for Acquisitions)	151,491	—	(186,859)

Net Cash Provided (Used) by Investing Activities	(22,875)	15,456	(220,871)

Financing Activities
Distributions to Partners	(784,995)	(431,583)	(197,024)
Distributions to Redeemable Noncontrolling Interests	(472,723)	(73,515)	(28,890)
Contributions from Redeemable Noncontrolling Interests	148,355	176,503	180,984
Distributions to Noncontrolling Interests	(13,602,886)	(10,430,549)	(9,490,586)
Contributions from Noncontrolling Interests	11,196,066	7,475,577	4,407,600
Net Delivery of Common Units—Equity Incentive Plan	(8,757)	(8,136)	(12,316)
Proceeds from Debt Obligations	5,433,135	1,374,343	622,842
Repayment of Debt Obligations	(3,728,195)	(594,970)	(1,068,511)
Financing Costs Paid	(34,078)	(4,960)	(7,776)

Net Cash Provided (Used) by Financing Activities	(1,854,078)	(2,517,290)	(5,593,677)

Net Increase/(Decrease) in Cash and Cash Equivalents	(388,303)	75,919	387,203
Cash and Cash Equivalents, Beginning of Period	1,306,383	1,230,464	843,261

Cash and Cash Equivalents, End of Period	$918,080	$1,306,383	$1,230,464

See notes to consolidated financial statements.

KKR & CO. L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

	For the Years Ended December 31,
	2014	2013	2012
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$195,055	$74,835	$154,414
Payments for Income Taxes	$47,138	$81,419	$95,948
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$310,403	$307,514	$400,207
Debt Obligations-Foreign Exchange Gains (Losses), Translation and Other	$328,464	$(5,435)	$(4,159)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$46,839	$19,200	$3,311
Non-Cash Contributions from Noncontrolling Interests	$39,952	$—	$473,214
Non-Cash Distributions to Noncontrolling Interests	$—	$—	$38,369
Equity Issued in Connection With Contingent Payment Obligation	$84,051	$—	$—
Impairments of Oil and Natural Gas Properties	$220,063	$—	$—
Gains on Sales of Oil and Natural Gas Properties	$16,924	$—	$—
Net Assets Acquired
Cash and Cash Equivalents Held at Consolidated Entities	$765,231	$—	$—
Restricted Cash and Cash Equivalents	$35,038	$—	$753
Investments	$9,225,660	$—	$3,459
Other Assets	$885,314	$—	$272,440
Due to Affiliates	$—	$—	$1,219
Debt Obligations	$7,538,726	$—	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$616,979	$—	$88,574
Contribution of Net Assets of Previously Unconsolidated Entities			—
Investments	$—	$294,767	$—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. ORGANIZATION

        KKR & Co. L.P. (NYSE:KKR), together with its consolidated subsidiaries ("KKR"), is a leading global investment firm that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, credit and hedge funds. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world class people, and driving growth and value creation at the asset level. KKR invests its own capital alongside the capital it manages for fund investors and brings debt and equity investment opportunities to others through its capital markets business.

        KKR & Co. L.P. was formed as a Delaware limited partnership on June 25, 2007 and its general partner is KKR Management LLC (the "Managing Partner"). KKR & Co. L.P. is the parent company of KKR Group Limited, which is the non-economic general partner of KKR Group Holdings L.P. ("Group Holdings"), and KKR & Co. L.P. is the sole limited partner of Group Holdings. Group Holdings holds a controlling economic interest in each of (i) KKR Management Holdings L.P. ("Management Holdings") through KKR Management Holdings Corp., a Delaware corporation which is a domestic corporation for U.S. federal income tax purposes, (ii) KKR Fund Holdings L.P. ("Fund Holdings") directly and through KKR Fund Holdings GP Limited, a Cayman Island limited company which is a disregarded entity for U.S. federal income tax purposes, and (iii) KKR International Holdings L.P. ("International Holdings", and together with Management Holdings and Fund Holdings, the "KKR Group Partnerships") directly and through KKR Fund Holdings GP Limited. Group Holdings also owns certain economic interests in Management Holdings through a wholly owned Delaware corporate subsidiary of KKR Management Holdings Corp. and certain economic interests in Fund Holdings through a Delaware partnership of which Group Holdings is the general partner with a 99% economic interest and KKR Management Holdings Corp. is a limited partner with a 1% economic interest. KKR & Co. L.P., through its indirect controlling economic interests in the KKR Group Partnerships, is the holding partnership for the KKR business.

        KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, "KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR. As of December 31, 2014, KKR & Co. L.P. held approximately 53.5% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 46.5% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues new KKR & Co. L.P. common units.

        For acquisitions KKR made during the years ended December 31, 2014, 2013 and 2012, see Note 14 "Acquisitions".

Notes to Consolidated Financial Statements (Continued)

1. ORGANIZATION (Continued)

        The following table presents the effect of changes in the ownership interest in the KKR Group Partnerships on KKR:

	For the Years Ended December 31,
	2014	2013	2012
Net income (loss) attributable to KKR & Co. L.P.	$477,611	$691,226	$560,836
Transfers from noncontrolling interests:
Exchange of KKR Group Partnership units held by KKR Holdings L.P.(a)	380,916	341,410	263,199

Change from net income (loss) attributable to KKR & Co. L.P. and transfers from noncontrolling interests held by KKR Holdings	$858,527	$1,032,636	$824,035

(a)
Increase in KKR's partners' capital for exchange of 27,172,269, 28,184,258 and 23,660,959 for the years ended December 31, 2014, 2013, and 2012, respectively, KKR Group Partnerships units held by KKR Holdings L.P., inclusive of deferred taxes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements (referred to hereafter as the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds and certain other entities including certain CLOs. References in the accompanying financial statements to "principals" are to KKR's senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings, and references to "Senior Principals" are to KKR's senior employees who hold interests in the Managing Partner entitling them to vote for the election of the Managing Partner's directors.

        All intercompany transactions and balances have been eliminated.

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

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that have all the attributes of an investment company, like investment funds, (iii) CLOs and (iv) other entities, including entities that employ non-employee operating consultants. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.

        Pursuant to its consolidation policy, KKR first considers whether an entity is considered a VIE and therefore whether to apply the consolidation guidance under the VIE model. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities ("VOEs") under the voting interest model.

        The consolidation rules were revised effective January 1, 2010 which had the effect of changing the criteria for determining whether a reporting entity is the primary beneficiary of a VIE. However, the adoption of these new consolidation rules was indefinitely deferred (the "Deferral") for a reporting entity's interests in certain entities. In particular, entities that have all the attributes of an investment company such as investment funds generally meet the conditions necessary for the Deferral. Entities that are securitization or asset-backed financing entities such as CLOs would generally not qualify for the Deferral. Accordingly, when making the assessment of whether an entity is a VIE, KKR considers whether the entity being assessed meets the conditions for the Deferral and therefore would be subject to the rules that existed prior to January 1, 2010. Under both sets of rules, VIEs for which KKR is determined to be the primary beneficiary are consolidated and such VIEs generally include certain CLO vehicles and entities that employ non-employee operating consultants.

        An entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity's activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

        With respect to VIEs such as KKR's investment funds that qualify for the Deferral and therefore apply the previous consolidation rules, KKR is determined to be the primary beneficiary if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. In cases where two or more KKR related parties hold a variable interest in a VIE, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then KKR is determined to be the primary beneficiary to the extent it is the party within the related party group that is most closely associated with the VIE.

        Under the voting interest model, KKR consolidates those entities it controls through a majority voting interest or through other means, including those VOEs in which the general partner is presumed to have control. KKR does not consolidate those VOEs in which the presumption of control by the general partner has been overcome through either the granting of substantive rights to the unaffiliated fund investors to either dissolve the fund or remove the general partner ("kick-out rights") or the granting of substantive participating rights.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE depends on the facts and circumstances surrounding each entity and therefore certain of KKR's investment funds may qualify as VIEs whereas others may qualify as VOEs.

        With respect to KKR's consolidated funds that are not CLOs, KKR meets the criteria for the Deferral and therefore applies the consolidation rules that existed prior to January 1, 2010. For these funds, KKR generally has operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As a result, a fund should be consolidated unless KKR has a nominal level of equity at risk. To the extent that KKR commits a nominal amount of equity to a given fund and has no obligation to fund any future losses, the equity at risk to KKR is not considered substantive and the fund is typically considered a VIE. In these cases, the fund investors are generally deemed to be the primary beneficiaries, and KKR does not consolidate the fund. In cases when KKR's equity at risk is deemed to be substantive, the fund is generally considered to be a VOE and KKR generally consolidates the fund under the VOE model.

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

        Certain of KKR's funds and CLOs are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds and CLOs. KKR's financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and CLOs on a gross basis, and the majority of the economic interests in those funds and CLOs, which are held by fund investors or other third parties, are attributed to noncontrolling interests or appropriated capital in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds and CLOs are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by noncontrolling interests, KKR's attributable share of the net income (loss) from those funds and CLOs is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners' capital.

        KKR's funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments in portfolio companies even if majority-owned and controlled. Rather, the consolidated funds reflect their investments at fair value as described below in "Fair Value Measurements".

Variable Interest Entities—Collateralized Loan Obligations

        For the assets and liabilities of the consolidated CLO vehicles, KKR has elected the fair value option. KKR accounts for the difference between the fair value of the assets and the fair value of the liabilities of the consolidated CLOs in Net Gains (Losses) from Investment Activities in the

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidated statements of operations. This amount is attributed to KKR and third party interest holders based on each beneficial holder's residual interest in the consolidated CLO vehicles. The amount attributed to third party interest holders is reflected in the consolidated statements of operations in Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital and in the consolidated statements of financial condition in Appropriated Capital within Equity. The amount is recorded as appropriated capital since the other holders of the CLOs' beneficial interests, not KKR, will receive the benefits or absorb the losses associated with their proportionate share of the CLOs' assets and liabilities. See section "Recently Issued Accounting Pronouncements" within this footnote.

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

Oil and Natural Gas Properties

        KKR proportionally consolidates working and royalty interests in oil and natural gas producing properties, which as a result of the acquisition of KKR Financial Holdings LLC ("KFN") on April 30, 2014 became more significant.

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

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Whenever events or changes in circumstances indicate that the carrying amounts of oil and natural gas properties may not be recoverable, KKR evaluates the proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The significant Level III inputs associated with the calculation with the discounted cash flows used to determine fair value include, but are not limited to, estimates of proved and unproven reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties are assessed periodically and, at a minimum, annually on a property-by-property basis, and any impairment in value is recognized when incurred and is recorded in General, Administrative, and Other expense in the consolidated statements of operations.

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

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  (ii)
  third parties holding an aggregate of 1% of the carried interest received by the general partners of KKR's funds and 1% of KKR's other profits (losses) until a future date;

  (iii)
  certain former principals and their designees representing a portion of the carried interest received by the general partners of KKR's private equity funds that was allocated to them with respect to private equity investments made during such former principals' previous tenure with KKR;

  (iv)
  certain principals and former principals representing all of the capital invested by or on behalf of the general partners of KKR's private equity funds prior to October 1, 2009 and any returns thereon;

  (v)
  third parties in KKR's capital markets business;

  (vi)
  holders of exchangeable equity securities representing ownership interests in a subsidiary of a KKR Group Partnership issued in connection with the acquisition of Avoca; and

  (vii)
  holders of the 7.375% Series A LLC Preferred Shares of KFN whose rights are limited to the assets of KFN.

Noncontrolling Interests held by KKR Holdings

        Noncontrolling interests held by KKR Holdings include economic interests held by principals in the KKR Group Partnerships. Such principals receive financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These financial benefits are not paid by KKR and are borne by KKR Holdings.

        The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2014	2013	2012
Balance at the beginning of the period	$5,116,761	$4,981,864	$4,342,157
Net income (loss) attributable to noncontrolling interests held by KKR Holdings(a)	585,135	1,056,126	1,116,740
Other comprehensive income (loss), net of tax(b)	(15,202)	(3,114)	(3,908)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units(c)	(357,551)	(333,028)	(259,888)
Equity based compensation	129,012	192,805	337,330
Capital contributions	30,402	31,553	31,477
Capital distributions	(826,878)	(809,445)	(582,044)

Balance at the end of the period	$4,661,679	$5,116,761	$4,981,864

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

Notes to Consolidated Financial Statements (Continued)

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

        The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2014	2013	2012
Net income (loss)	$5,395,020	$7,854,228	$8,028,244
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	(3,341)	62,255	34,963
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities and appropriated capital	4,335,615	6,044,621	6,315,705
Plus: Income taxes attributable to KKR Management Holdings Corp.	28,806	15,387	28,599

Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$1,091,552	$1,762,739	$1,706,175

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$585,135	$1,056,126	$1,116,740

Investments

        Investments consist primarily of private equity, real assets, credit, investments of consolidated CLOs and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, "Investments."

        The following describes the types of securities held within each investment class.

    Private Equity—Consists primarily of equity investments in operating businesses.

    Real Assets—Consists primarily of investments in (i) energy related assets, principally oil and natural gas producing properties held through consolidated investment vehicles, (ii) infrastructure assets, and (iii) real estate, principally residential and commercial real estate assets and businesses.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Credit—Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in unconsolidated CLOs.

    Investments of Consolidated CLOs—Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLOs.

    Other—Consists primarily of i) investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit and investments of consolidated CLOs as well as ii) equity method investments.

Equity Method

        Investments in which KKR is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Equity method investments include (i) certain investments in private equity funds, real assets funds and credit funds, which are not consolidated, and (ii) certain investments in operating companies in which KKR is deemed to exert significant influence. Under the equity method of accounting, KKR's share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Because the underlying investments of unconsolidated investment funds are reported at fair value, the carrying value of these equity method investments representing KKR's interests in unconsolidated funds approximates fair value. The carrying value of equity method investments in certain operating companies, which KKR is determined to exert significant influence, is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR's respective ownership percentage, less distributions. In some cases, KKR has elected the fair value option to account for certain of these equity investments.

        KKR evaluates each of its equity method investments to determine if any were significant as defined by the guidance from the SEC. As of December 31, 2014 and 2013, KKR's equity method investments did not meet the significance criteria either on an individual or group basis. As such, presentation of separate financial statements for any of KKR's equity method investments or summarized financial information on an individual or group basis is not required.

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

        For investments and other financial instruments that are not held in a consolidated fund or vehicle, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated funds and vehicles. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodologies applied to investments and other financial instruments that are held in consolidated funds and vehicles. In addition, KKR has elected the fair value option for the investments and debt obligations of consolidated CLO vehicles.

        The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the consolidated statements of financial condition (excluding Fixed Assets, Goodwill, Intangible Assets, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on KKR's debt obligations are presented in Note 9, "Debt Obligations."

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

Level II

        Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, investments of consolidated CLOs, convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts.

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

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Level II Valuation Methodologies

        Financial assets and liabilities categorized as Level II consist primarily of credit investments, investments of consolidated CLOs, convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts.

        Credit investments and investments of consolidated CLOs:    These investments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an asset. Ask prices represent the lowest price that KKR and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR's policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR's best estimate of fair value.

        Securities indexed to publicly listed securities:    The securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company's other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

        Restricted Equity Securities:    The valuation of certain equity securities is based on an observable price for an identical security adjusted for the effect of a restriction.

        Derivatives:    The valuation incorporates observable inputs comprising yield curves, foreign currency rates and credit spreads.

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

        When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 58.3% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

        When an illiquidity discount is to be applied, KKR seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments. KKR then evaluates such private equity investments to determine if factors exist that could make it more

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Real Assets Investments:    Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments. Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Energy investments are generally valued using a discounted cash flow analysis. Key inputs used in this methodology that require estimates include commodity price forecasts and the weighted average cost of capital. Certain energy investments do not include a minimum illiquidity discount. In addition, the valuations of energy investments generally incorporate both commodity prices as quoted on indices and long-term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Long-term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the energy investment portfolio associated with future development and to reflect price expectations that are estimated to be required to balance demand and production in global commodity markets over the long-term. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Key inputs used in such methodologies that require estimates include an unlevered discount rate and current capitalization rate, and certain real estate investments do not include a minimum illiquidity discount. The valuations of real assets investments also use other inputs.

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

        Other Investments:    With respect to other investments including equity method, KKR generally employs the same valuation methodologies as described above for private equity investments when valuing these other investments.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        CLO Debt Obligations:    Collateralized loan obligation senior secured and subordinated notes are initially valued at transaction price and are subsequently valued using a third party valuation service. The approach used to estimate the fair values is the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. Debt obligations are discounted based on the appropriate yield curve given the loan's respective maturity and credit rating. The most significant inputs to the valuation of these instruments are default and loss expectations and discount margins.

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

Level III Valuation Process

        The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit (including investments held by consolidated CLOs) and other investments. The Private Markets valuation committee may be assisted by subcommittees for example in the valuation of real estate investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams for energy, infrastructure and real estate investments include investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing KKR's quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which fall below pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR's Level III Private Markets investments. For most investments classified as Level III in Public Markets, in general, an independent valuation firm is engaged by KKR to provide third party valuations, or ranges of valuations from which KKR's investment professionals select a preliminary valuation, or an independent valuation firm is engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations. All preliminary valuations in Private Markets and Public Markets are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm's management committee. When these valuations are approved by this committee after reflecting any

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR's board of directors and are then reported on to the board of directors.

Fees and Other

        Fees and other consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles, and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, (iv) revenue earned by oil and gas-producing entities that are consolidated and (v) consulting fees earned by entities that employ non-employee operating consultants.

        For the years ended December 31, 2014, 2013 and 2012, fees and other consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
Transaction Fees	$425,019	$287,387	$237,089
Management Fees	215,266	177,961	98,144
Oil and Gas Revenue	186,876	22,105	—
Monitoring Fees	190,584	161,796	146,443
Consulting Fees	41,573	47,930	46,215
Incentive Fees	50,690	65,367	40,551

Total Fees and Other	$1,110,008	$762,546	$568,442

        All fees presented in the table above, except for oil and gas revenue, are earned from KKR investment funds, vehicles and portfolio companies. Consulting fees are earned by entities that employ non-employee operating consultants, which are consolidated by KKR but whose fees are not shared with KKR.

Transaction Fees

        Transaction fees are earned by KKR primarily in connection with successful investment transactions and capital markets activities. Transaction fees are recognized upon closing of the transaction. Fees are typically paid on or shortly after the closing of a transaction.

        In connection with pursuing successful portfolio company investments, KKR receives reimbursement for certain transaction-related expenses. Transaction-related expenses, which are reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Other Assets on the consolidated statements of financial condition on the date incurred. The costs of successfully completed transactions are borne by the KKR investment funds and included as a component of the investment's cost basis. Subsequent to closing, investments are recorded at fair value each reporting period as described in the section above titled "Investments". Upon reimbursement from a third party, the cash receipt is recorded and the deferred amounts are relieved. No fees or expenses are recorded for these reimbursements.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management Fees

        Management fees are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement. Management fees earned from private equity funds and certain investment vehicles are based upon a percentage of capital committed or capital invested during the investment period, and thereafter generally based on remaining invested capital or net asset value. For certain other investment vehicles, CLOs, and separately managed accounts, management fees are recognized in the period during which the related services are performed and are based upon the net asset value, gross assets or as otherwise defined in the respective agreements.

        Management fees received from KKR's consolidated funds and vehicles are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from KKR's consolidated funds and vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not have an effect on the net income (loss) attributable to KKR or KKR partners' capital.

Private Equity Funds

        For KKR's consolidated and unconsolidated private equity funds, gross management fees generally range from 1% to 2% of committed capital during the fund's investment period and is generally 0.75% to 1.25% of invested capital after the expiration of the fund's investment period with subsequent reductions over time. Typically, an investment period is defined as a period of up to six years. The actual length of the investment period may be shorter based on the timing and deployment of committed capital.

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

Other Investment Vehicles

        Certain other investment vehicles that invest capital in real assets, credit and hedge fund strategies provide for management fees determined quarterly based on an annual rate generally ranging from 0.5% to 1.5%. Such rate may be based on the investment vehicles' average net asset value, capital commitments, or invested capital.

CLOs

        KKR's management agreements for its CLO vehicles provide for senior collateral management fees and subordinate collateral management fees. Senior collateral management fees are determined based on an annual rate ranging from 0.15% to 0.20% of collateral and subordinate collateral management

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fees are determined based on an annual rate ranging from 0.30% to 0.35% of collateral. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. KKR has the right to waive all or any portion of any collateral management fee. For the purpose of calculating the collateral management fees, collateral, the payment dates, and the priority of payments are terms defined in the management agreements.

Oil and Gas Revenue Recognition

        Oil and gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The oil and gas producing entities consolidated by KKR follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which the entity is entitled based on KKR's working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup their entitled share through future production. Under the sales method, no receivables are recorded when these entities have taken less than their share of production and no payables are recorded when it has taken more than its share of production unless reserves are not sufficent.

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

Consulting Fees

        Consulting fees are earned by certain consolidated entities that employ non-employee operating consultants from providing advisory and other services to portfolio companies and other companies and are recognized as the services are rendered. These fees are separately negotiated with each company for which services are provided and are not shared with KKR.

Incentive Fees

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

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Income

        Investment income consists primarily of the net impact of:

  (i)
  Realized and unrealized gains and losses on investments, securities sold short and debt obligations of consolidated CLOs which are recorded in Net Gains (Losses) from Investment Activities.

  (ii)
  Foreign exchange gains and losses relating to mark-to-market activity on foreign exchange forward contracts, foreign currency options and foreign denominated debt which are recorded in Net Gains (Losses) from Investment Activities.

  (iii)
  Dividends, which are recognized on the ex-dividend date, or in the absence of a formal declaration, on the date it is received.

  (iv)
  Interest income, which is recognized as earned.

  (v)
  Interest expense, which is recognized as incurred. In addition to these interest costs, KKR capitalizes debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate.

        Unrealized gains or losses result from changes in fair value of investments during the period and are included in Net Gains (Losses) from Investment Activities. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized.

Carried Interest

        Carried interest entitles the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduces noncontrolling interests' attributable share of those earnings. Amounts earned pursuant to carried interest are included as investment income (loss) in Net Gains (Losses) from Investment Activities in the consolidated statements of operations and are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as investment losses in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Carried interest is recognized based on the contractual formula set forth in the agreements governing the fund as if the fund was terminated at the reporting date with the then estimated fair values of the investments realized. Due to the extended durations of KKR's private equity funds and other investment vehicles, KKR believes that this approach results in income recognition that best reflects the periodic performance of KKR in the management of those funds. For funds that are consolidated, all investment income (loss), including the portion of a funds' investment income (loss) that is allocable to KKR's carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. L.P. is reflected as an adjustment to net income (loss) attributable to noncontrolling interests. See Note 13 "Segment Reporting" for the amount of carried interest income earned or reversed for years ended December 31, 2014, 2013 and 2012.

        The agreements governing KKR's private equity funds generally include a "clawback" or, in certain instances, a "net loss sharing" provision that, if triggered, may give rise to a contingent obligation that

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. See Note 16 "Commitments and Contingencies".

Compensation and Benefits

        Compensation and Benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity based compensation consisting of charges associated with the vesting of equity-based awards and carry pool allocations.

        All KKR employees and employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as Compensation and Benefits expense in the consolidated statements of operations. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain of KKR's principals are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because KKR principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

        Further disclosure regarding equity based compensation is presented in Note 11 "Equity Based Compensation."

Carry Pool Allocation

        With respect to KKR's active and future funds and co-investment vehicles that provide for carried interest, KKR allocates to its employees and employees of certain consolidated entities a portion of the carried interest earned in relation to these funds as part of its carry pool. KKR currently allocates approximately 40% of the carry it earns from these funds and vehicles to its carry pool. These amounts are accounted for as compensatory profit-sharing arrangements in Accounts Payable, Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and recorded as compensation expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations. See Note 13 "Segment Reporting" for the amount of carry pool allocation expense recognized for the years ended December 31, 2014, 2013 and 2012.

Profit Sharing Plan

        KKR provides certain profit sharing programs for KKR employees and other eligible personnel. In particular, KKR provides a 401(k) plan (the "Plan") for eligible employees in the United States. For certain professionals who are participants in the Plan, KKR may, in its discretion, contribute an amount after the end of the Plan year. For the years ended December 31, 2014, 2013 and 2012, KKR incurred expenses of $6.9 million, $7.7 million and $6.5 million, respectively, in connection with the Plan.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

General, Administrative and Other

        General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, changes in fair value of contingent consideration, expenses incurred by oil and gas-producing entities (including impairment charges) that are consolidated and other general and operating expenses which are not borne by fund investors and are not offset by credits attributable to fund investors' noncontrolling interests in consolidated funds. General, administrative and other expense also consists of costs incurred in connection with pursuing potential investments that do not result in completed transactions, a substantial portion of which are borne by fund investors.

Foreign Currency

        Consolidated entities which have a functional currency that differs from KKR's reporting currency are primarily KKR's investment management and capital markets companies located outside the United States. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Foreign currency income or expenses resulting from transactions outside of the functional currency of a consolidated entity are recorded as incurred in general, administrative and other expense in the consolidated statements of operations.

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

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        KKR considers all highly liquid short-term investments with original maturities of 90 days or less when purchased to be cash equivalents.

Cash and Cash Equivalents Held at Consolidated Entities

        Cash and cash equivalents held at consolidated entities represents cash that, although not legally restricted, is not available to fund general liquidity needs of KKR as the use of such funds is generally limited to the investment activities of KKR's investment funds and CLOs.

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

Comprehensive Income (Loss)

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

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit

        Basic Income (Loss) Attributable to KKR per common unit is calculated by dividing Net Income (Loss) Attributable to KKR by the weighted-average number of common units outstanding for the period. Diluted Income (Loss) Attributable to KKR per common unit reflects the assumed conversion of all dilutive securities. Diluted Income (Loss) Attributable to KKR per common unit excludes the anti-dilutive effect of KKR Holdings units, which are exchangeable on a one-for-one basis into common units of KKR & Co. L.P. The KKR Holdings units are excluded from the diluted calculation since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

Foreign Currency Matters

        In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters," which indicates that the entire amount of a cumulative translation adjustment related to an entity's investment in a foreign entity should be released when there has been a (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, or (iii) step acquisition for a foreign entity. This guidance was effective as of January 1, 2014. The adoption of this guidance did not have a material impact on KKR's financial statements.

Amendments to Investment Company Scope, Measurement, and Disclosures

        In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies Topic 946 ("ASU 2013-08") which amends the scope, measurement, and disclosure requirements for investment

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers Topic 606 ("ASU 2014-09") which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for KKR's fiscal year beginning January 1, 2017 and early adoption is not permitted. KKR is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements, including with respect to the timing of the recognition of carried interest.

Measurement of Financial Assets and Liabilities—Consolidated Collateralized Financing Entities

        In August 2014, the FASB issued ASU 2014-13, "Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity" ("CFE"), such as CLOs. This standard provides that an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE should be measured on the basis of either the fair value of the CFE's financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption will be permitted. KKR is currently evaluating the impact on its consolidated financial statements.

Going Concern

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on KKR's financial statements.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives and Hedging

        In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16"). The guidance in ASU 2014-16 states that implied substantive terms and features of a hybrid financial instrument issued in the form of a stock should weigh each term and feature on the basis of relevant facts and circumstances. An entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. ASU 2014-16 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on KKR's financial statements.

Consolidation

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance in ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether they should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. ASU 2015-02 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted. KKR is currently evaluating the impact on its consolidated financial statements but expects to deconsolidate certain investment funds, vehicles and entities upon adoption of this guidance.

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

Notes to Consolidated Financial Statements (Continued)

3. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES (Continued)

        The following table summarizes total Net Gains (Losses) from Investment Activities for the years ended December 31, 2014, 2013 and 2012, respectively:

	For the Years Ended December 31,
	2014		2013		2012
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity(a)	$4,985,786	$(399,593)	$3,664,219	$4,052,553	$4,947,661	$2,988,494
Credit and Other(a)	323,676	(229,004)	351,417	182,752	240,831	241,066
Investments of Consolidated CLOs(a)	15,921	(237,199)	—	—	—	—
Real Assets(a)	225,497	(548,788)	15,868	(64,667)	54,724	(309,620)
Foreign Exchange Forward Contracts and Options(b)	(10,620)	787,682	17,760	(235,794)	2,688	(175,927)
Securities Sold Short(b)	(59,071)	21,057	(105,513)	(19,205)	(31,557)	(4,978)
Other Derivatives(b)	(34,319)	(15,384)	(24,223)	(2,030)	(11,746)	(9,322)
Contingent Carried Interest Repayment Guarantee	—	—	—	—	—	(55,937)
Foreign Exchange Gains (Losses) and Other(c)	(13,284)	(34,125)	(10,096)	3,041	63	(4,767)

Total Net Gains (Losses) from Investment Activities	$5,433,586	$(655,354)	$3,909,432	$3,916,650	$5,202,664	$2,669,009

(a)
See Note 4 "Investments."

(b)
See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

(c)
Foreign Exchange Gains (Losses) includes foreign exchange gains (losses) on debt obligations, cash and cash equivalents, and cash and cash equivalents held at consolidated entities.

4. INVESTMENTS

        Investments consist of the following:

	Carrying Value		Cost
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Private Equity	$38,222,255	$37,439,659	$29,317,314	$27,613,803
Credit	6,702,740	5,023,253	6,906,583	4,841,913
Investments of Consolidated CLOs	8,559,967	—	8,815,286	—
Real Assets	3,130,404	2,789,639	5,354,191	4,945,958
Other	3,552,260	2,131,146	3,182,917	1,796,126

Total Investments	$60,167,626	$47,383,697	$53,576,291	$39,197,800

        As of December 31, 2014, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance Inc. of $5.5 billion and First Data Corporation of $3.8 billion. As of December 31, 2013, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance Inc. of $4.6 billion. In addition, as of December 31, 2014 and 2013,

Notes to Consolidated Financial Statements (Continued)

4. INVESTMENTS (Continued)

investments totaling $11.4 billion and $3.3 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 9 "Debt Obligations."

        The following table represents private equity investments by industry as of December 31, 2014 and 2013, respectively:

	Fair Value
	December 31, 2014	December 31, 2013
Health Care	$10,269,605	$8,480,933
Financial Services	5,691,815	3,714,657
Technology	4,262,800	5,192,488
Manufacturing	4,227,859	4,459,220
Retail	4,141,276	4,582,846
Other	9,628,900	11,009,515

	$38,222,255	$37,439,659

        In the table above, other investments represent private equity investments in the following industries: Consumer Products, Education, Forestry, Media, Services, Telecommunications, Transportation, Hotel/Leisure, Energy, Packaging, Agriculture, Mining and Recycling. None of these industries represents more than 10% of total private equity investments as of December 31, 2014.

        The majority of the securities underlying private equity investments represent equity securities. As of December 31, 2014 and 2013, the fair value of investments that were other than equity securities amounted to $577.0 million and $548.5 million, respectively.

5. FAIR VALUE MEASUREMENTS

        The following tables summarize the valuation of KKR's assets and liabilities reported at fair value by the fair value hierarchy levels described in Note 2 "Summary of Significant Accounting Policies" as of December 31, 2014 and 2013 including those investments, other financial instruments and debt obligations of consolidated CLOs for which the fair value option has been elected. Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Notes to Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

        Assets, at fair value:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$5,940,470	$6,005,764	$26,276,021	$38,222,255
Credit	—	2,510,038	4,192,702	6,702,740
Investments of Consolidated CLOs	—	8,467,472	92,495	8,559,967
Real Assets	—	—	3,130,404	3,130,404
Other	573,983	276,051	2,133,001	2,983,035

Total	6,514,453	17,259,325	35,824,623	59,598,401
Foreign Exchange Forward Contracts and Options	—	517,088	—	517,088
Other Derivatives	2,246	9,651	—	11,897

Total Assets	$6,516,699	$17,786,064	$35,824,623	$60,127,386

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$7,244,643	$548,545	$29,646,471	$37,439,659
Credit	—	3,078,789	1,944,464	5,023,253
Investments of Consolidated CLOs	—	—	—	—
Real Assets	52,931	—	2,736,708	2,789,639
Other	943,976	292,262	348,486	1,584,724

Total	8,241,550	3,919,596	34,676,129	46,837,275
Foreign Exchange Forward Contracts and Options	—	89,090	—	89,090
Other Derivatives	—	5,080	—	5,080

Total Assets	$8,241,550	$4,013,766	$34,676,129	$46,931,445

Notes to Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

        Liabilities, at fair value:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$630,794	$2,338	$—	$633,132
Foreign Exchange Forward Contracts and Options	—	71,956	—	71,956
Unfunded Revolver Commitments	—	3,858	—	3,858
Other Derivatives	—	75,150	—	75,150
Debt Obligations of Consolidated CLOs	—	—	7,615,340	7,615,340

Total Liabilities	$630,794	$153,302	$7,615,340	$8,399,436

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$624,653	$51,491	$—	$676,144
Foreign Exchange Forward Contracts and Options	—	414,782	—	414,782
Unfunded Revolver Commitments	—	1,902	—	1,902
Other Derivatives	—	14,177	—	14,177
Debt Obligations of Consolidated CLOs	—	—	—	—

Total Liabilities	$624,653	$482,352	$—	$1,107,005

Notes to Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2014 and 2013, respectively:

	For the Year Ended December 31, 2014
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Total Level III Investments	Debt Obligations of Consolidated CLOs
Balance, Beginning of Period	$29,646,471	$1,944,464	$—	$2,736,708	$348,486	$34,676,129	$—
Transfers In(1)	—	614,289	—	—	54,397	668,686	—
Transfers Out(2)	(7,081,883)	(149,860)	—	—	(202,010)	(7,433,753)	—
Acquisitions	82,986	405,720	97,996	35,192	606,914	1,228,808	6,814,217
Purchases	6,341,501	2,360,565	4,884	1,163,161	1,497,251	11,367,362	2,463,639
Sales	(5,767,506)	(991,408)	(15,907)	(482,485)	(152,406)	(7,409,712)	(1,435,708)
Settlements	—	194,997	6,691	—	(2,054)	199,634	3,988
Net Realized Gains (Losses)	2,312,973	(3,643)	—	217,004	5,200	2,531,534	—
Net Unrealized Gains (Losses)	741,479	(156,221)	(1,169)	(539,176)	(22,777)	22,136	(23,840)
Change in Other Comprehensive Income	—	(26,201)	—	—	—	(26,201)	(206,956)

Balance, End of Period	$26,276,021	$4,192,702	$92,495	$3,130,404	$2,133,001	$35,824,623	$7,615,340

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$3,200,086	$(127,323)	$(1,786)	$(543,891)	$(18,036)	$2,509,050	$(23,840)

Notes to Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

	For the Year Ended December 31, 2013
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Total Level III Investments	Debt Obligations of Consolidated CLOs
Balance, Beginning of Period	$25,734,400	$1,587,046	$—	$1,775,683	$239,230	$29,336,359	$—
Transfers In(1)	—	109,568	—	—	34,978	144,546	—
Transfers Out(2)	(2,817,295)	(272,819)	—	—	(23,304)	(3,113,418)	—
Acquisitions	—	—	—	—	—	—	—
Purchases	4,016,510	1,189,531	—	1,083,682	144,884	6,434,607	—
Sales	(1,100,900)	(791,278)	—	(65,545)	(69,866)	(2,027,589)	—
Settlements	—	90,095	—	—	—	90,095	—
Net Realized Gains (Losses)	683,636	34,320	—	14,930	(6,835)	726,051	—
Net Unrealized Gains (Losses)	3,130,120	(1,999)	—	(72,042)	29,399	3,085,478	—
Change in Other Comprehensive Income	—	—	—	—	—	—	—

Balance, End of Period	$29,646,471	$1,944,464	$—	$2,736,708	$348,486	$34,676,129	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities (including foreign exchange gains and losses attributable to foreign-denominated investments) related to Investments still held at Reporting Date	$3,738,140	$71,355	$—	$(36,676)	$23,915	$3,796,734	$—

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

        Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. There was one transfer for $318.9 million between Level I and Level II for private equity investments during the year ended December 31, 2014 attributable to a portfolio company that is now valued using its publicly traded market price. There were no transfers between Level I and Level II during the year ended December 31, 2013.

Notes to Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured at fair value and categorized within Level III as of December 31, 2014:

	Fair Value December 31, 2014	Valuation Methodologies	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input(3)
Assets:
Private Equity Investments	$26,276,021
Financial Services	$5,162,831	Inputs to market comparable,	Illiquidity Discount	10%	10% - 15%	Decrease
		discounted cash flow and transaction	Weight Ascribed to Market Comparables	34%	25% - 100%	(4)
		cost	Weight Ascribed to Discounted Cash Flow	29%	0% - 50%	(5)
			Weight Ascribed to Transaction Price	37%	0% - 50%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	13x	11x - 13x	Increase
			Enterprise Value/Forward EBITDA Multiple	11x	10x - 11x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	11%	9% - 12%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10x	10x - 11x	Increase
Technology	$4,129,751	Inputs to market comparable,	Illiquidity Discount	10%	4% - 15%	Decrease
		discounted cash flow and transaction	Weight Ascribed to Market Comparables	42%	0% - 50%	(4)
		cost	Weight Ascribed to Discounted Cash Flow	42%	0% - 50%	(5)
			Weight Ascribed to Transaction Price	16%	0% - 100%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	13x	6x - 16x	Increase
			Enterprise Value/Forward EBITDA Multiple	11x	5x - 15x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	12%	8% - 19%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9x	6x - 11x	Increase
Manufacturing	$3,322,073	Inputs to both market comparable	Illiquidity Discount	10%	5% - 20%	Decrease
		and discounted cash flow	Weight Ascribed to Market Comparables	46%	33% - 50%	(4)
			Weight Ascribed to Discounted Cash Flow	54%	50% - 67%	(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	7x - 17x	Increase
			Enterprise Value/Forward EBITDA Multiple	10x	6x - 15x	Increase
			Control Premium	2%	0% - 20%(8)	Increase
		Discounted cash flow	Weighted Average Cost of Capital	14%	10% - 21%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10x	7x - 11x	Increase
Retail	$3,317,539	Inputs to market comparable,	Illiquidity Discount	7%	5% - 20%	Decrease
		discounted cash flow and transaction	Weight Ascribed to Market Comparables	39%	0% - 50%	(4)
		cost	Weight Ascribed to Discounted Cash Flow	39%	25% - 100%	(5)
			Weight Ascribed to Transaction Price	22%	0% - 50%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	11x	7x - 12x(7)	Increase
			Enterprise Value/Forward EBITDA Multiple	10x	7x - 12x(7)	Increase
		Discounted cash flow	Weighted Average Cost of Capital	10%	9% - 22%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	8x	6x - 10x	Increase
Healthcare	$3,025,036	Inputs to market comparable,	Illiquidity Discount	5%	3% - 15%	Decrease
		discounted cash flow and transaction	Weight Ascribed to Market Comparables	28%	13% - 50%	(4)
		cost	Weight Ascribed to Discounted Cash Flow	28%	13% - 50%	(5)
			Weight Ascribed to Transaction Price	44%	0% - 75%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	12x	9x - 13x	Increase
			Enterprise Value/Forward EBITDA Multiple	11x	8x - 11x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	12%	9% - 13%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10x	8x - 12x	Increase
Other	$7,318,791	Inputs to market comparable,	Illiquidity Discount	11%	1% - 20%	Decrease
		discounted cash flow and transaction	Weight Ascribed to Market Comparables	45%	0% - 100%	(4)
		cost	Weight Ascribed to Discounted Cash Flow	48%	0% - 100%	(5)
			Weight Ascribed to Transaction Price	7%	0% - 90%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	12x	7x - 21x	Increase
			Enterprise Value/Forward EBITDA Multiple	11x	7x - 15x	Increase
			Control Premium	1%	0% - 20%(8)	Increase
		Discounted cash flow	Weighted Average Cost of Capital	12%	8% - 26%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10x	7x - 12x	Increase

Notes to Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value December 31, 2014		Valuation Methodologies	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input(3)
Real Assets	$3,130,404
Energy	$1,081,095		Discounted cash flow	Weighted Average Cost of Capital	13%	10% - 20%	Decrease
				Average Price Per BOE(12)	$33.37	$28.41 - $36.13	Increase
Infrastructure	$950,856		Discounted cash flow	Weighted Average Cost of Capital	7%	6% - 8%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9x	8x - 11x	Increase
Real Estate	$1,098,453		Inputs to direct income capitalization	Weight Ascribed to Direct Income Capitalization	28%	0% - 100%	(10)
			and discounted cash flow	Weight Ascribed to Discounted Cash Flow	72%	0% - 100%	(5)
			Direct Income Capitalization	Current Capitalization Rate	7%	5% - 15%	Decrease
			Discounted cash flow	Unlevered Discount Rate	10%	7% - 20%	Decrease
Credit(11)	$4,285,197	(9)	Yield Analysis	Yield	12%	4% - 23%	Decrease
				Net Leverage	5x	1x - 12x	Decrease
				EBITDA Multiple	8x	2x - 13x	Increase
Liabilities:
Debt obligations of consolidated CLOs	$7,615,340			Discount margin	252 bps	95bps - 1035bps	Decrease
				Probability of default	2%	2% - 3%	Decrease
				Loss severity	32%	30% - 37%	Decrease

        In the table above, Other Investments, within private equity investments, represents the following industries: Consumer Products, Education, Forestry, Media, Services, Telecommunications, Agriculture, Transportation, Hotels/Leisure, Energy, Packaging and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of December 31, 2014.

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

(7)
Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR's private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 29.2x and 22.6x, respectively. The exclusion of this investment does not impact the weighted average.

(8)
Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(9)
Amounts include $372.1 million of investments that were valued using dealer quotes or third party valuation firms.

(10)
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

(11)
Includes Level III Investments of Consolidated CLOs.

(12)
The total Energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent, or BOE, is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 32% liquids and 68% natural gas.

        In the table above, certain private equity investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of private equity investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction.

Notes to Consolidated Financial Statements (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

        The table above excludes Other Investments in the amount of $2.1 billion comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

        For the years ended December 31, 2014, 2013 and 2012, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	For the Years Ended December 31,
	2014	2013	2012
Net Income (Loss) Attributable to KKR & Co. L.P.	$477,611	$691,226	$560,836

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding—Basic	381,092,394	274,910,628	238,503,257

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit—Basic	$1.25	$2.51	$2.35

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding—Basic	381,092,394	274,910,628	238,503,257
Weighted Average Unvested Common Units and Other Exchangeable Securities	30,956,881	25,343,462	15,589,903

Weighted Average Common Units Outstanding—Diluted	412,049,275	300,254,090	254,093,160

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit—Diluted	$1.16	$2.30	$2.21

        Weighted Average Common Units Outstanding—Diluted primarily includes unvested equity awards that have been granted under the Equity Incentive Plan as well as exchangeable equity securities issued in connection with the acquisition of Avoca. Vesting or exchanges of these equity interests dilute KKR and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR Group Partnerships.

	For the Years Ended December 31,
	2014	2013	2012
Weighted Average KKR Holdings Units Outstanding	388,198,713	414,581,851	445,895,283

        For the years ended December 31, 2014, 2013 and 2012, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

Notes to Consolidated Financial Statements (Continued)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Other Assets consist of the following:

	December 31, 2014	December 31, 2013
Interest, Dividend and Notes Receivable(a)	$594,288	$380,099
Due from Broker(b)	561,554	720,245
Foreign Exchange Forward Contracts and Options(c)	517,088	89,090
Oil & Gas Assets, net(d)	460,658	187,448
Deferred Tax Assets, net	237,982	165,699
Intangible Assets, net(e)	209,202	177,545
Unsettled Investment Sales(f)	176,622	85,097
Goodwill(e)	89,000	89,000
Fixed Assets, net(g)	76,247	80,565
Receivables	55,876	19,455
Deferred Financing Costs	46,058	22,773
Prepaid Taxes	31,267	26,901
Deferred Transaction Related Expenses	14,981	13,800
Derivative Assets	11,897	5,080
Prepaid Expenses	8,812	9,846
Other	72,685	21,987

Total	$3,164,217	$2,094,630

(a)
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

(d)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization amounted to $86.2 million for the year ended December 31, 2014. Whenever events or changes in circumstances indicate that the carrying amounts of such oil and natural gas properties may not be recoverable, KKR evaluates its proved and unproved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. For the year ended December 31, 2014, KKR recorded impairment charges totaling $220.1 million to write down certain of its oil and natural gas properties. The impairment charge is recorded in General, Administrative and Other in the consolidated statements of operations.

(e)
See Note 15 "Goodwill and Intangible Assets."

Notes to Consolidated Financial Statements (Continued)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

(f)
Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(g)
Net of accumulated depreciation and amortization of $122,908 and $100,724 as of December 31, 2014 and 2013, respectively. Depreciation and amortization expense of $15,923, $14,714 and $12,573 for the years ended December 31, 2014, 2013 and 2012, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

        Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2014	December 31, 2013
Amounts Payable to Carry Pool(a)	$1,100,943	$1,062,643
Unsettled Investment Purchases(b)	891,649	260,164
Securities Sold Short(c)	633,132	676,144
Accounts Payable and Accrued Expenses	130,023	165,092
Due to Broker(d)	72,509	28,669
Foreign Exchange Forward Contracts and Options(e)	71,956	414,782
Interest Payable	61,643	23,700
Contingent Consideration Obligation(f)	40,600	122,800
Deferred Rent and Income	26,894	28,029
Accrued Compensation and Benefits	17,799	21,531
Taxes Payable	6,362	5,742
Derivative Liabilities	75,150	14,177
Other Liabilities	70,692	16,453

Total	$3,199,352	$2,839,926

(a)
Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR's active funds and co-investment vehicles that provide for carried interest.

(b)
Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(c)
Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 3 "Net Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments. The cost bases for these instruments at December 31, 2014 and 2013 were $628,071 and $650,026, respectively.

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

Notes to Consolidated Financial Statements (Continued)

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES (Continued)

  Gains (Losses) from Investment Activities" for the net changes in fair value associated with these instruments.

(f)
Represents the fair value of the contingent consideration related to the acquisition of Prisma. During the year ended December 31, 2014, a portion of the obligation recorded as of June 30, 2014 was settled for $123.6 million. Of this amount, approximately $84.1 million was settled with the issuance of 3.7 million KKR & Co. L.P. common units.

8. VARIABLE INTEREST ENTITIES

Consolidated VIEs

        KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary, which predominately are CLO vehicles. In developing its conclusion that it is the primary beneficiary of these CLO vehicles, KKR determined that it has more than an insignificant variable interest in these CLO vehicles by virtue of its residual interest in these CLO vehicles and, in certain cases, the presence of an incentive collateral management fee. These two variable interests were determined to expose KKR to a more than insignificant amount of these CLO vehicles' variability relative to its anticipated economic performance. In addition, in KKR's role as collateral manager of these CLO vehicles, KKR has the power to direct the activities that most significantly impact the economic performance of the entities. In each case, KKR's variable interests represent an obligation to absorb losses of or a right to receive benefits from the entity that could potentially be significant to the entity. In consideration of these factors, KKR concluded that it was the primary beneficiary of these CLO vehicles for consolidation accounting purposes. The primary purpose of these CLO vehicles is to provide investment opportunities with the objective of generating current income for these CLO investors in exchange for management and/or incentive based fees. The investment strategies of these CLO vehicles are similar and the fundamental risks of these CLO vehicles have similar characteristics, which include loss of invested capital and loss of management fees and/or incentive based fees. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated CLO vehicles.

Unconsolidated VIEs

        KKR holds variable interests in certain VIEs which are not consolidated as it is determined that KKR is not the primary beneficiary. VIEs that are not consolidated include (i) certain investment funds sponsored by KKR where the equity at risk to KKR is not considered substantive and (ii) certain CLO vehicles where KKR does not hold a variable interest that exposes KKR to a more than insignificant amount of the CLO vehicle's variability.

Investments in Unconsolidated Investment Funds

        KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, which was $373.6 million at December 31, 2014. Accordingly disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2014, KKR's commitments to these unconsolidated investment funds was $8.3 million. KKR has not provided any financial support other than its obligated amount as of December 31, 2014.

Notes to Consolidated Financial Statements (Continued)

8. VARIABLE INTEREST ENTITIES (Continued)

Investments in Unconsolidated CLO Vehicles

        KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR's investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated management fees, for managing the collateral of the CLO vehicles. At December 31, 2014, combined assets under management in the pools of unconsolidated CLO vehicles were $2.5 billion. KKR's maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $1.5 million at December 31, 2014. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

        As of December 31, 2014 and 2013, the maximum exposure to loss, before allocations to the carry pool, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31,
	2014	2013
Investments	$375,061	$209,525
Due from Affiliates, net	3,478	5,105

Maximum Exposure to Loss	$378,539	$214,630

9. DEBT OBLIGATIONS

        KKR borrows and enters into credit agreements and issues debt for its general operating and investment purposes and certain of its investment funds borrow to meet financing needs of their operating and investing activities. In connection with the acquisition of KFN on April 30, 2014, KKR consolidates and reports KFN's debt obligations which are non-recourse to KKR beyond the assets of KFN.

        Fund financing facilities have been established for the benefit of certain KKR investment funds. When a KKR investment fund borrows from the facility in which it participates, the proceeds from the borrowings are strictly limited for their intended use by the borrowing investment fund. KKR's obligations with respect to these financing arrangements are generally limited to KKR's pro-rata equity interest in such funds.

        In addition, consolidated CLO vehicles issue debt securities to third party investors which are collateralized by assets held by the CLO vehicle. KKR bears no obligation with respect to financing arrangements at KKR's consolidated CLO vehicles. Debt securities issued by CLO vehicles are supported solely by the assets held at the CLO vehicles and are not collateralized by assets of any other KKR entity.

Notes to Consolidated Financial Statements (Continued)

9. DEBT OBLIGATIONS (Continued)

        KKR's borrowings consisted of the following:

	December 31,
	2014				2013
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	1,000,000	—	—		750,000	—	—
KCM Credit Agreement	473,000	27,000	27,000	(a)	500,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020	—	498,804	583,692	(b)	—	498,596	560,930	(b)
KKR Issued 5.500% Notes Due 2043	—	494,644	566,250	(b)	—	494,454	468,200	(b)
KKR Issued 5.125% Notes Due 2044	—	493,214	539,797	(b)	—	—	—
KFN Issued 8.375% Notes Due 2041	—	290,861	287,359	(c)	—	—	—
KFN Issued 7.500% Notes Due 2042	—	123,663	125,856	(c)	—	—	—
KFN Issued Junior Subordinated Notes	—	246,907	228,087	(d)	—	—	—
Other Consolidated Debt Obligations:
KKR Fund Financing Facilities	2,150,819	1,047,351	1,047,351	(e)	531,231	915,556	915,556	(e)
CLO Vehicles	—	7,615,340	7,615,340	(f)	—	—	—

	$3,623,819	$10,837,784	$11,020,732		$1,781,231	$1,908,606	$1,944,686

(a)
Carrying value approximates fair value given the credit facility's interest rate is variable.

(b)
The notes are classified as Level II within the fair value hierarchy, and fair value is determined by third party broker quotes.

(c)
The notes are classified as Level I within the fair value hierarchy, and fair value is determined by quoted prices in active markets since the debt is publicly listed.

(d)
The notes are classified as Level III within the fair value hierarchy, and fair value is determined by using the same valuation methodologies as KKR Level III credit investments.

(e)
Carrying value approximates fair value given the fund financing facilities' interest rates are variable.

(f)
The debt obligations of consolidated CLO vehicles are carried at fair value and are classified as Level III within the fair value hierarchy. See Note 5 "Fair Value Measurements".

Notes to Consolidated Financial Statements (Continued)

9. DEBT OBLIGATIONS (Continued)

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

        On February 11, 2011, the parties amended the terms of the Corporate Credit Agreement such that effective March 1, 2011, availability for borrowings under the credit facility was reduced from $1.0 billion to $700.0 million and the maturity was extended to March 1, 2016. In addition, the KKR Group Partnerships became co-borrowers of the facility, and KKR & Co. L.P. and the issuer of the 2020 Senior Notes became guarantors of the amended and restated Corporate Credit Agreement, together with certain general partners of KKR's private equity funds.

        On June 3, 2011, the Corporate Credit Agreement was amended to admit a new lender, subject to the same terms and conditions, to provide a commitment of $50.0 million. This commitment has increased the availability for borrowings under the credit facility to $750.0 million.

        On October 22, 2014, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnerships, as borrowers, entered into a new credit agreement with certain lending institutions and HSBC Bank USA, National Association, as Administrative Agent. The new credit agreement provides the borrowers with a senior unsecured multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion, as of the closing date, with the option to request an increase in the facility amount of up to an additional $250 million, for an aggregate principal amount of $1.25 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The credit facility is a five-year facility, scheduled to mature on October 22, 2019, with the borrowers' option to extend the maturity date, subject to the consent of the applicable lenders, and the borrowers may prepay, terminate or reduce the commitments under the credit facility at any time without penalty. Interest on borrowings under the credit facility are based on either London Interbank Offered Rate (LIBOR) or Alternate Base Rate, with the applicable margin (per annum in excess of LIBOR or the Alternate Base Rate) based on a corporate ratings-based pricing grid ranging from 69 basis points to 120 basis points (for LIBOR borrowings). Borrowings under the credit facility are guaranteed by KKR & Co. L.P. and any other entity (other than the borrowers) that guarantees the 2020 Senior Notes, 2043 Senior Notes or the 2044 Senior Notes.

        The new credit agreement replaces the Corporate Credit Agreement which was terminated on October 22, 2014.

        For the years ended December 31, 2014 and 2013, no amounts were borrowed under the credit facility, except for the letter of credit.

KCM Credit Agreement

        On February 27, 2008, KKR Capital Markets entered into a revolving credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.

        On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017. In addition to extending the term, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts

Notes to Consolidated Financial Statements (Continued)

9. DEBT OBLIGATIONS (Continued)

drawn and a reduced commitment fee. If a borrowing is made on the KCM Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the loan is a Eurocurrency Loan, it will be based on the LIBOR Rate plus the applicable margin which ranges initially between 1.25% and 2.50%, depending on the amount and nature of the loan. If the loan is an ABR Loan, it will be based on the Prime Rate plus the applicable margin which ranges initially between 0.25% and 1.50% depending on the amount and nature of the loan. Borrowings under this facility may only be used for KKR's capital markets business.

        For the year ended December 31, 2014, $751.0 million was borrowed and $724.0 million was repaid under the credit facility. For the year ended December 31, 2013, no amounts were drawn under the credit facility.

Notes Issued

KKR Issued 6.375% Notes Due 2020

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

KKR Issued 5.500% Notes Due 2043

        On February 1, 2013, KKR Group Finance Co. II LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.50% Senior Notes (the "2043 Senior Notes"), which were issued at a price of 98.856%. The 2043 Senior Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. II LLC and will mature on February 1, 2043,

Notes to Consolidated Financial Statements (Continued)

9. DEBT OBLIGATIONS (Continued)

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

KKR Issued 5.125% Notes Due 2044

        On May 29, 2014, KKR Group Finance Co. III LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.125% Senior Notes due 2044 (the "2044 Senior Notes"), which were issued at a price of 98.612%. The 2044 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on June 1, 2044, unless earlier redeemed or repurchased. The 2044 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors.

        The 2044 Senior Notes bear interest at a rate of 5.125% per annum, accruing from May 29, 2014. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2014.

        The indenture, as supplemented by a first supplemental indenture, relating to the 2044 Senior Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2044 Senior Notes may declare the 2044 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2044 Senior Notes and any accrued and unpaid interest on the 2044 Senior Notes automatically becomes due and payable. All or a portion of the 2044 Senior Notes may be redeemed at the issuer's option in whole or in part, at any

Notes to Consolidated Financial Statements (Continued)

9. DEBT OBLIGATIONS (Continued)

time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2044 Senior Notes. If a change of control repurchase event occurs, the 2044 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2044 Senior Notes repurchased plus any accrued and unpaid interest on the 2044 Senior Notes repurchased to, but not including, the date of repurchase.

KFN Issued 8.375% Notes Due 2041

        On November 15, 2011, KFN issued $258.8 million par amount of 8.375% Senior Notes ("KFN 2041 Senior Notes"), resulting in net proceeds to KFN of $250.7 million. The notes trade under the ticker symbol "KFH" on the NYSE. Interest on the 8.375% Senior Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The KFN 2041 Senior Notes will mature on November 15, 2041 unless previously redeemed or repurchased in accordance with their terms prior to such date. KFN may redeem the KFN 2041 Senior Notes, in whole or in part, at any time on or after November 15, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. Upon a change of control and reduction in the KFN 2041 Senior Notes' ratings to below investment grade by two nationally recognized statistical ratings organizations, as defined in the indenture, KFN will be required to make an offer to repurchase all outstanding KFN 2041 Senior Notes at a price in cash equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the repurchase date. The KFN 2041 Senior Notes contain certain restrictions on KFN's ability to create liens over its equity interests in its subsidiaries and to merge, consolidate or sell all or substantially all of its assets. If an event of default with respect to the KFN 2041 Senior Notes occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the principal of the notes to be due and payable immediately.

KFN Issued 7.500% Notes Due 2042

        On March 20, 2012, KFN issued $115.0 million par amount of 7.500% Senior Notes ("KFN 2042 Senior Notes"), resulting in net proceeds to KFN of $111.4 million. The notes trade under the ticker symbol "KFI" on the NYSE. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year. The KFN 2042 Senior Notes will mature on March 20, 2042 unless previously redeemed or repurchased in accordance with their terms prior to such date. KFN may redeem the KFN 2042 Senior Notes, in whole or in part, at any time on or after March 20, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. Upon a change of control and reduction in the KFN 2042 Senior Notes' ratings to below investment grade by two nationally recognized statistical ratings organizations, all terms as defined in the applicable indenture, KFN will be required to make an offer to repurchase all outstanding KFN 2042 Senior Notes at a price in cash equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the repurchase date. The KFN 2042 Senior Notes contain certain restrictions on KFN's ability to create liens over its equity interests in its subsidiaries and to merge, consolidate or sell all or substantially all of its assets, subject to qualifications and limitations set forth in the applicable indenture. Otherwise, the Indenture does not contain any provisions that would limit the Company's ability to incur indebtedness. If an event of default with respect to the KFN 2042 Senior Notes occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the principal of the notes to be due and payable immediately.

Notes to Consolidated Financial Statements (Continued)

9. DEBT OBLIGATIONS (Continued)

KFN Issued Junior Subordinated Notes

        KFN has also established six 30-year trusts from 2006 through 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of trusts and mature between 2036 and 2037. Interest is payable quarterly and are fixed, floating or a combination among the six trusts. As of December 31, 2014, $283.5 million par amount was outstanding with a weighted average interest rate of 5.4% and a weighted average years to maturity of 21.8 years.

Other Consolidated Debt Obligations

KKR Fund Financing Facilities

        Certain of KKR's investment funds have entered into financing arrangements with major financial institutions, generally in connection with the management of capital calls to fund limited partners to provide liquidity to such investment funds. These financing arrangements are generally not direct obligations of the general partners of KKR's investment funds or its management companies. Such borrowings have varying maturities and bear interest at floating rates. Borrowings are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. When an investment vehicle borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or KKR. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or KKR. The weighted average interest rate is 2.9% and 3.1% as of December 31, 2014 and 2013, respectively. In addition, the weighted average years to maturity is 2.9 years and 2.3 years as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, $2.4 billion was borrowed and $2.2 billion was repaid and $880.1 million was borrowed and $594.9 million was repaid, respectively.

CLO Vehicles

        Debt securities issued by consolidated CLO vehicles are supported solely by the assets held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Accordingly, debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of December 31, 2014, the fair value of the consolidated CLO assets was $9.7 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

        The indentures governing the CLO vehicles stipulate the reinvestment period during which the collateral manager, KKR can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO vehicles no longer in the reinvestment period require the proceeds from the sale of assets to be used to amortize the outstanding balance of senior notes outstanding.

Notes to Consolidated Financial Statements (Continued)

9. DEBT OBLIGATIONS (Continued)

        As of December 31, 2014, debt obligations of consolidated CLOs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$7,346,969	1.8%		8.7
Subordinated Notes	268,371		(a)	8.5

	$7,615,340

(a)
The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the year ended December 31, 2014, if any.

        As part of KKR's borrowing arrangements, KKR is subject to certain financial and operating covenants. KKR was in compliance with all of its debt covenants as of December 31, 2014.

        Scheduled principal payments for debt obligations at December 31, 2014 are as follows:

	Revolving Credit Facilities	Notes Issued	Other Consolidated Debt Obligations	Total
January 1, 2015 - December 31, 2015	$—	$—	$327,200	$327,200
January 1, 2016 - December 31, 2017	27,000	—	539,900	566,900
January 1, 2018 - December 31, 2019	—	—	1,167,400	1,167,400
January 1, 2020 and Thereafter	—	2,157,300	6,791,900	8,949,200

	$27,000	$2,157,300	$8,826,400	$11,010,700

10. INCOME TAXES

        The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current
Federal Income Tax	$29,388	$35,234	$45,918
State and Local Income Tax	8,921	6,269	19,233
Foreign Income Tax	31,972	22,740	14,348

Subtotal	70,281	64,243	79,499

Deferred
Federal Income Tax	(6,327)	(21,277)	(25,929)
State and Local Income Tax	344	(4,319)	(9,542)
Foreign Income Tax	(629)	(721)	(623)

Subtotal	(6,612)	(26,317)	(36,094)

Total Income Taxes	$63,669	$37,926	$43,405

Notes to Consolidated Financial Statements (Continued)

10. INCOME TAXES (Continued)

        The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. Federal Income Tax Rate	35.00%	35.00%	35.00%
Income not attributable to KKR Management Holdings Corp.(a)	–36.36%	–35.84%	–35.77%
Foreign Income Taxes	0.58%	0.28%	0.17%
State and Local Income Taxes	0.13%	0.00%	0.08%
Compensation Charges Borne by Holdings	2.08%	1.35%	1.39%
Other	–0.26%	–0.31%	–0.33%

Effective Income Tax Rate	1.17%	0.48%	0.54%

(a)
Represents primarily income attributable to (i) redeemable noncontrolling interests (ii) noncontrolling interests and appropriated capital and (iii) investment income of certain entities and net carried interest of certain general partners of KKR investment funds that are not controlled and consolidated by KKR Management Holdings L.P.

        Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	As of December 31,
	2014	2013
Deferred Tax Assets
Fund Management Fees	$74,775	$62,021
Equity Based Compensation	27,373	22,371
KKR Holdings Unit Exchanges(a)	147,531	106,950
Depreciation and Amortization	30,571	16,428
Other	3,140	416

Total	$283,390	$208,186

Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains	$45,408	$39,463
Other	—	3,024

Total	$45,408	$42,487

Total Deferred Taxes, Net	$237,982	$165,699

(a)
In connection with exchanges of KKR Holdings units into common units of KKR & Co. L.P., KKR records a deferred tax asset associated with an increase in KKR Management Holdings Corp.'s share of the tax basis of the tangible and intangible assets of KKR Management Holdings L.P. This amount was offset by an adjustment to record amounts due to KKR Holdings and principals under the tax receivable agreement, which

Notes to Consolidated Financial Statements (Continued)

10. INCOME TAXES (Continued)

  is included within Due to Affiliates in the consolidated statements of financial condition. The net impact of these adjustments was recorded as an adjustment to equity at the time of the exchanges.

          Future realization of the above deferred tax assets is dependent on KKR generating sufficient taxable income within the period of time that the tax benefits are expected to reverse. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. At this time, KKR's projection of future taxable income indicates that it is more likely than not that the benefits from the deferred tax assets will be realized. Therefore, KKR has determined that no valuation allowance is needed at December 31, 2014. In addition, because KKR has not recorded an operating loss since its inception, KKR has not recorded a deferred tax asset for any federal or state net operating tax loss carry forwards.

          KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2014, the federal, state and local tax returns of KKR and its predecessor entities for the years 2011 through 2013 are open under normal statute of limitations and are therefore subject to examination.

          At December 31, 2014, 2013 and 2012, KKR's unrecognized tax benefits, excluding related interest and penalties, were:

	Year Ended December 31,
	2014	2013	2012
Unrecognized Tax Benefits, beginning of period	$6,028	$4,627	$3,850
Gross increases in tax positions in prior periods	44	—	31
Gross decreases in tax positions in prior periods	—	(33)	—
Gross increases in tax positions in current period	1,369	2,741	985
Lapse of statute of limitations	(261)	(1,307)	(239)

Unrecognized Tax Benefits, end of period	$7,180	$6,028	$4,627

          If the above tax benefits were recognized it would reduce the annual effective income tax rate. KKR believes that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date.

          The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities. KKR recognizes interest and penalties accrued related to unrecognized tax positions in income taxes. For the years ended December 31, 2014, 2013 and 2012, interest and penalties included in KKR's tax provision were immaterial.

Notes to Consolidated Financial Statements (Continued)

  11. EQUITY BASED COMPENSATION

          The following table summarizes the expense associated with equity based compensation for the years ended December 31, 2014, 2013 and 2012, respectively.

	Year Ended December 31
	2014	2013	2012
Equity Incentive Plan Units	$158,927	$114,709	$62,876
KKR Holdings Principal Awards	29,838	88,641	230,394
Other Exchangeable Securities	22,464	—	—
KKR Holdings Restricted Equity Units	887	3,768	9,588
Discretionary Compensation	98,287	100,396	97,349

Total	$310,403	$307,514	$400,207

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

          Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which currently ranges from 8% to 57% multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights, because equity awards are not entitled to receive distributions while unvested. The discount range was based on management's estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 8% annually based upon expected turnover by class of recipient.

Notes to Consolidated Financial Statements (Continued)

11. EQUITY BASED COMPENSATION (Continued)

          As of December 31, 2014, there was approximately $178.5 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2015	105.3
2016	57.8
2017	12.6
2018	2.8

Total	$178.5

          A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2014 through December 31, 2014 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	22,942,987	$10.05
Granted	9,697,890	18.74
Vested	(10,728,689)	13.42
Forfeited	(1,423,451)	11.11

Balance, December 31, 2014	20,488,737	$12.33

          The weighted average remaining vesting period over which unvested awards are expected to vest is 1.2 years.

          A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2015	5,371,118
October 1, 2015	4,917,014
April 1, 2016	3,429,638
October 1, 2016	3,764,869
April 1, 2017	1,410,223
October 1, 2017	752,789
April 1, 2018	15,258
October 1, 2018	820,881
April 1, 2019	6,947

20,488,737

  KKR Holdings—Principal Awards

          Certain KKR employees and non-employee operating consultants and other service providers received grants of KKR Holdings units ("Principal Awards") which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of December 31, 2014 and 2013, KKR Holdings owned approximately 46.5%, or 377,196,749 and 58.4%, or 404,369,018, respectively, of the outstanding KKR Group Partnership Units.

Notes to Consolidated Financial Statements (Continued)

11. EQUITY BASED COMPENSATION (Continued)

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

        Because KKR Holdings is a partnership, all of the 377,196,749 KKR Holdings units have been legally allocated, but the allocation of 34,691,429 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code ("ASC") 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.

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

Notes to Consolidated Financial Statements (Continued)

11. EQUITY BASED COMPENSATION (Continued)

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

        The calculation of equity-based payment expense and general administrative and other expense on unvested Principal Awards assumes forfeiture rates of up to 8% annually based upon expected turnover by class of employee, consultant, or service provider.

        As of December 31, 2014, there was approximately $8.9 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested Principal Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2015	7.0
2016	1.7
2017	0.2

Total	$8.9

Notes to Consolidated Financial Statements (Continued)

11. EQUITY BASED COMPENSATION (Continued)

        A summary of the status of unvested Principal Awards from January 1, 2014 through December 31, 2014 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 31, 2014	32,801,131	$7.13
Granted	122,995	19.24
Vested	(25,781,621)	6.96
Forfeited	(2,434,071)	7.01

Balance, December 31, 2014	4,708,434	$8.44

        The weighted average remaining vesting period over which unvested units are expected to vest is 1.0 years.

        The following table summarizes the remaining vesting tranches of Principal Awards:

Vesting Date	Units
April 1, 2015	1,164,831
October 1, 2015	2,104,885
April 1, 2016	97,950
October 1, 2016	1,168,953
April 1, 2017	45,522
October 1, 2017	111,293
April 1, 2018	15,000

4,708,434

Other Exchangeable Securities

        In connection with the acquisition of Avoca, KKR issued 2,545,602 equity securities of a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. both of which are subject to vesting and are exchangeable into common units of KKR & Co. L.P. on a one-for-one basis once vested ("Other Exchangeable Securities"). The unvested Other Exchangeable Securities are subject to time based vesting (generally over a three-year period from the date of issuance which was February 19, 2014), and in certain cases are subject to minimum retained ownership requirements and transfer restrictions. Consistent with grants of KKR Holdings awards and grants made under the KKR Equity Incentive Plan, holders of Other Exchangeable Securities are not entitled to receive distributions while unvested.

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

        Expense associated with the vesting of these Other Exchangeable Securities is based on the closing price of a KKR & Co. L.P. common unit on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested Other Exchangeable Securities, which currently ranges

Notes to Consolidated Financial Statements (Continued)

11. EQUITY BASED COMPENSATION (Continued)

from 8% to 57% multiplied by the number of unvested Other Exchangeable Securities on the issuance date. The discount range was based on management's estimates of future distributions that unvested Other Exchangeable Securities will not be entitled to receive between the issuance date and the vesting date. Therefore, Other Exchangeable Securities that vest in earlier periods have a lower discount as compared to Other Exchangeable Securities that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the issuance date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the security and assumes a forfeiture rate of up to 8% annually based upon expected turnover by class of recipient.

        As of December 31, 2014, there was approximately $23.3 million of estimated unrecognized expense related to unvested Other Exchangeable Securities. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
2015	13.9
2016	9.4

Total	$23.3

        A summary of the status of unvested Other Exchangeable Securities from January 1, 2014 through December 31, 2014 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	—	$—
Granted	2,545,602	19.67
Vested	(847,976)	22.11
Forfeited	(1,654)	19.67

Balance, December 31, 2014	1,695,972	$18.45

        The weighted average remaining vesting period over which unvested Other Exchangeable Securities are expected to vest is 1.3 years.

        The following table summarizes the remaining vesting tranches of Other Exchangeable Securities:

Vesting Date	Units
October 1, 2015	847,983
October 1, 2016	847,989

1,695,972

Notes to Consolidated Financial Statements (Continued)

11. EQUITY BASED COMPENSATION (Continued)

KKR Holdings—Restricted Equity Units

        Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel ("Holdings REU Awards"). These grants were funded by KKR Holdings and do not dilute KKR's interests in the KKR Group Partnerships. The vesting of these Holdings REU Awards occurs in installments, generally over a three to five year period from the date of grant. Holdings REU Awards are measured and recognized on a basis similar to Principal Awards except that the fair value of a KKR & Co. L.P. common unit at the time of grant is not discounted for the lack of distribution participation rights since unvested units are generally entitled to distributions. The calculation assumes a forfeiture rate of up to 8% annually based upon expected turnover by class of professionals, support staff, and other personnel. Expense is recognized using the graded-attribution method, which treats each vesting tranche as a separate award.

        As of December 31, 2014, there was approximately $0.2 million of estimated unrecognized expense related to unvested awards, all of which is expected to be recognized during 2015.

        A summary of the status of unvested Holdings REU Awards from January 1, 2014 through December 31, 2014 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	556,205	$12.19
Granted	—	—
Vested	(378,463)	11.50
Forfeited	(45,132)	10.97

Balance, December 31, 2014	132,610	$14.57

        The weighted average remaining vesting period over which unvested Holdings REU Awards are expected to vest is 0.3 years.

        A summary of the remaining vesting tranches of Holdings REU Awards is presented below:

Vesting Date	Units
April 1, 2015	109,877
October 1, 2015	22,733

132,610

Discretionary Compensation

        All KKR employees and certain employees of certain consolidated entities are eligible to receive discretionary cash bonuses. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain principals are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. Because principals are not entitled to receive distributions on units that are unvested, any amounts allocated to principals in excess of a principal's vested equity interests are reflected as employee compensation and benefits expense.

Notes to Consolidated Financial Statements (Continued)

11. EQUITY BASED COMPENSATION (Continued)

These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

12. RELATED PARTY TRANSACTIONS

        Due from and to Affiliates consists of:

	December 31, 2014	December 31, 2013
Fees earned from portfolio companies	$64,989	$45,115
Fees earned from unconsolidated investment funds	47,229	69,016
Due from related entities	34,838	29,777

Due from Affiliates	$147,056	$143,908

	December 31, 2014	December 31, 2013
Due to KKR Holdings in Connection with the Tax Receivable Agreement	$121,803	$89,797
Due to related entities	9,745	4,054

Due to Affiliates	$131,548	$93,851

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

        KKR has entered into a tax receivable agreement with KKR Holdings, which requires KKR's intermediate holding companies to pay to KKR Holdings, or to current and former principals who have exchanged KKR Holdings units for KKR common units (as transferees of KKR Group Partnership Units), 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the intermediate holding companies realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings the intermediate holding companies realize as a result of increases in tax basis that arise due to future payments under the agreement. A termination of the agreement or a change of control could give rise to similar payments based on tax savings that KKR

Notes to Consolidated Financial Statements (Continued)

12. RELATED PARTY TRANSACTIONS (Continued)

would be deemed to realize in connection with such events. In the event that other of KKR's current or future subsidiaries become taxable as corporations and acquire KKR Group Partnership Units in the future, or if KKR becomes taxable as a corporation for U.S. federal income tax purposes, KKR expects that each will become subject to a tax receivable agreement with substantially similar terms.

        These payment obligations are obligations of KKR's intermediate holding companies and not the KKR Group Partnerships and are recorded within Due to Affiliates in the accompanying consolidated statements of financial condition. As such, cash payments received by common unitholders may vary from those received by holders of KKR Group Partnership Units held by KKR Holdings and KKR's current and former principals to the extent payments are made to those parties under the tax receivable agreement. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of the tax returns of KKR's intermediate holding companies which may result in a timing difference between the tax savings received by KKR's intermediate holdings companies and the cash payments made to the selling holders of KKR Group Partnership Units.

        For the years ended December 31, 2014, 2013 and 2012, cash payments that have been made under the tax receivable agreement were $5.7 million, $4.7 million and $2.7 million, respectively. KKR expects its intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2014, $2.3 million of cumulative income tax savings have been realized.

Discretionary Investments

        Certain of KKR's investment professionals, including its principals and other qualifying personnel are permitted to invest, and have invested, their own capital in side-by-side investments with KKR's investment vehicles. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable investment vehicle, except that the side- by-side investments do not subject the investor to management fees, incentive fees or a carried interest. The cash invested by these individuals aggregated $398.3 million, $292.8 million and $108.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Aircraft and Other Services

        Certain of the Senior Principals own aircraft that KKR uses for business purposes in the ordinary course of its operations. These Senior Principals paid for the purchase of these aircraft with personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $3.4 million, $4.2 million and $4.6 million for the use of these aircraft for the years ended December 31, 2014, 2013 and 2012, respectively.

Facilities

        Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other Senior Principals who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $7.2 million, $7.2 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

13. SEGMENT REPORTING

        KKR earns the majority of the fees from such business from the United States. KKR operates through three reportable business segments. These segments, which are differentiated primarily by their business objectives and investment strategies, consist of the following:

Private Markets

        Through KKR's Private Markets segment, KKR manages and sponsors a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. KKR also manages and sponsors a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser.

Public Markets

        KKR operates and reports its combined credit and hedge funds businesses through the Public Markets segment. KKR's credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable investment funds or UCITS and alternative investment funds or AIFs, which invests capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit and (ii) alternative credit strategies such as mezzanine investments, special situations investments, direct lending investments and long/short credit. KKR's Public Markets segment also includes its hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and acquiring stakes in or seeding hedge fund managers. KKR's funds in the credit and hedge funds strategies are managed by KKR Credit Advisors (US) LLC (formerly known as KKR Asset Management LLC) and Prisma Capital Partners LP, both of which are SEC-registered investment advisers, and KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland and KKR Credit Advisors (UK), regulated by the United Kingdom Financial Conduct Authority, or FCA. KKR Credit Advisors (Ireland) and KKR Credit Advisors (UK) (formerly known as Avoca Capital) was acquired on February 19, 2014.

Capital Markets and Other

        Capital Markets and Other segment is comprised primarily of KKR's global capital markets business. KKR's capital markets business supports the firm, portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When KKR underwrites an offering of securities or a loan on a firm commitment basis, KKR commits to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When KKR acts in an agency capacity, KKR generates revenue for arranging financing or placing securities or debt with capital markets investors. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and KKR is also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. KKR's third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners, and non-bank financial companies, or NBFCs, in India.

Notes to Consolidated Financial Statements (Continued)

13. SEGMENT REPORTING (Continued)

Key Performance Measure—Economic Net Income ("ENI")

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

        ENI is a measure of profitability for KKR's reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. ENI is comprised of total segment revenues; less total segment expenses and certain economic interests in KKR's segments held by third parties. ENI differs from net income (loss) on a GAAP basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of non-cash equity-based charges and other non-cash compensation charges borne by KKR Holdings or incurred under the Equity Incentive Plan and other securities that are exchangeable for common units of KKR & Co. L.P.; (v) the exclusion of certain non-recurring items; (vi) the exclusion of investment income (loss) relating to noncontrolling interests; and (vii) the exclusion of income taxes.

        In connection with KKR's acquisition of KKR Financial Holdings LLC ("KFN") on April 30, 2014, and the related increase in the amount of assets held by KKR, KKR's management re-evaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of each of KKR's operating segments. As a result, beginning with the second quarter of 2014, KKR has modified the presentation of its segment financial information.

        Certain of the more significant changes between KKR's current segment presentation and its previously reported segment presentation are as follows:

  (1)
  All income on investments is now attributed to either the Private Markets segment or Public Markets segment based on the character of the income generated.

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

  (4)
  The Capital Markets and Principal Activities segment has been renamed Capital Markets and Other.

        In connection with these modifications, segment information for the years ended December 31, 2013 and 2012 have been presented to conform to KKR's current segment presentation. Consequently, this information will not be consistent with historical segment financial results previously reported. While the modified segment presentation impacted the amount of ENI reported by each operating segment, it had no impact on KKR's ENI on a total reportable segment basis.

Notes to Consolidated Financial Statements (Continued)

13. SEGMENT REPORTING (Continued)

        The following tables present the financial data for KKR's reportable segments:

	As of and for the Year Ended December 31, 2014
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$453,210	$272,833	$—	$726,043
Monitoring Fees	135,160	—	—	135,160
Transaction Fees	214,612	27,145	217,920	459,677
Fee Credits(1)	(198,680)	(23,357)	—	(222,037)

Total Management, Monitoring and Transaction Fees, Net	604,302	276,621	217,920	1,098,843

Performance Income
Realized Carried Interest	1,159,011	34,650	—	1,193,661
Incentive Fees	—	47,807	—	47,807
Unrealized Carried Interest	70,058	40,075	—	110,133

Total Performance Income	1,229,069	122,532	—	1,351,601

Investment Income (Loss)
Net Realized Gains (Losses)	609,905	20,550	(2,052)	628,403
Net Unrealized Gains (Losses)	(245,260)	(148,893)	(2,272)	(396,425)

Total Realized and Unrealized	364,645	(128,343)	(4,324)	231,978
Net Interest and Dividends	90,499	159,132	23,544	273,175

Total Investment Income (Loss)	455,144	30,789	19,220	505,153

Total Segment Revenues	2,288,515	429,942	237,140	2,955,597

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	239,161	105,610	54,934	399,705
Realized Allocation to Carry Pool(2)	463,605	13,860	—	477,465
Unrealized Allocation to Carry Pool(2)	33,430	16,029	—	49,459

Total Compensation and Benefits	736,196	135,499	54,934	926,629
Occupancy and related charges	45,471	10,260	2,056	57,787
Other operating expenses	168,021	42,412	18,636	229,069

Total Segment Expenses	949,688	188,171	75,626	1,213,485

Income (Loss) attributable to noncontrolling interests(3)	1,424	1,636	11,886	14,946

Economic Net Income (Loss)	$1,337,403	$240,135	$149,628	$1,727,166

Total Assets	$7,442,583	$3,941,845	$1,827,239	$13,211,667

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

Notes to Consolidated Financial Statements (Continued)

13. SEGMENT REPORTING (Continued)

(2)
With respect to KKR's active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Represents economic interests that will (i) allocate to third parties an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR's Capital Markets and Other segment.

	As of and for the Year Ended December 31, 2013
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$459,496	$206,134	$—	$665,630
Monitoring Fees	120,267	—	—	120,267
Transaction Fees	150,118	40,314	146,254	336,686
Fee Credits(1)	(136,662)	(29,950)	—	(166,612)

Total Management, Monitoring and Transaction Fees, Net	593,219	216,498	146,254	955,971

Performance Income
Realized Carried Interest	690,027	—	—	690,027
Incentive Fees	—	72,359	—	72,359
Unrealized Carried Interest	661,803	62,338	—	724,141

Total Performance Income	1,351,830	134,697	—	1,486,527

Investment Income (Loss)
Net Realized Gains (Losses)	632,282	8,532	(5,181)	635,633
Net Unrealized Gains (Losses)	252,466	43,108	5,688	301,262

Total Realized and Unrealized	884,748	51,640	507	936,895
Net Interest and Dividends	(8,665)	16,622	13,549	21,506

Total Investment Income (Loss)	876,083	68,262	14,056	958,401

Total Segment Revenues	2,821,132	419,457	160,310	3,400,899

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	231,911	77,378	34,483	343,772
Realized Allocation to Carry Pool(2)	276,011	—	—	276,011
Unrealized Allocation to Carry Pool(2)	282,003	24,935	—	306,938

Total Compensation and Benefits	789,925	102,313	34,483	926,721
Occupancy and related charges	48,045	6,863	1,419	56,327
Other operating expenses	154,982	49,210	11,691	215,883

Total Segment Expenses	992,952	158,386	47,593	1,198,931

Income (Loss) attributable to noncontrolling interests(3)	1,498	1,560	3,329	6,387

Economic Net Income (Loss)	$1,826,682	$259,511	$109,388	$2,195,581

Total Assets	$6,435,701	$1,409,368	$1,137,988	$8,983,057

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

Notes to Consolidated Financial Statements (Continued)

13. SEGMENT REPORTING (Continued)

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

(3)
Represents economic interests that will (i) allocate to third parties an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR's Capital Markets and Other segment.

	As of and for the Year Ended December 31, 2012
	Private Markets	Public Markets	Capital Markets and Other	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$423,921	$105,186	$—	$529,107
Monitoring Fees	116,565	—	—	116,565
Transaction Fees	96,454	14,495	129,159	240,108
Fee Credits(1)	(97,362)	(8,368)	—	(105,730)

Total Management, Monitoring and Transaction Fees, Net	539,578	111,313	129,159	780,050

Performance Income
Realized Carried Interest	475,707	—	—	475,707
Incentive Fees	—	43,845	—	43,845
Unrealized Carried Interest	773,325	39,155	—	812,480

Total Performance Income	1,249,032	83,000	—	1,332,032

Investment Income (Loss)
Net Realized Gains (Losses)	703,965	17,880	(5,914)	715,931
Net Unrealized Gains (Losses)	227,156	22,257	(5,067)	244,346

Total Realized and Unrealized	931,121	40,137	(10,981)	960,277
Net Interest and Dividends	123,965	12,710	14,170	150,845

Total Investment Income (Loss)	1,055,086	52,847	3,189	1,111,122

Total Segment Revenues	2,843,696	247,160	132,348	3,223,204

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	192,765	50,705	29,341	272,811
Realized Allocation to Carry Pool(2)	190,283	—	—	190,283
Unrealized Allocation to Carry Pool(2)	375,260	15,663	—	390,923

Total Compensation and Benefits	758,308	66,368	29,341	854,017
Occupancy and related charges	48,562	5,606	900	55,068
Other operating expenses	147,253	18,350	10,602	176,205

Total Segment Expenses	954,123	90,324	40,843	1,085,290

Income (Loss) attributable to noncontrolling interests(3)	3,390	1,079	2,574	7,043

Economic Net Income (Loss)	$1,886,183	$155,757	$88,931	$2,130,871

Total Assets	$5,392,549	$939,604	$1,265,159	$7,597,312

(1)
KKR's agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of monitoring and transaction fees received from portfolio companies ("Fee Credits"). Fund investors receive Fee Credits only with respect to monitoring and

Notes to Consolidated Financial Statements (Continued)

13. SEGMENT REPORTING (Continued)

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

(3)
Represents economic interests that will (i) allocate to third parties an aggregate of 1% of profits and losses of KKR's management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR's Capital Markets and Other segment.

        The following tables reconcile KKR's total reportable segments to the corresponding consolidated amounts calculated and presented in accordance with GAAP:

Fees

	For the Year Ended December 31,
	2014	2013	2012
Total Segment Revenues	2,955,597	3,400,899	3,223,204
Management fees relating to consolidated funds and other entities	(510,777)	(487,669)	(430,963)
Fee credits relating to consolidated funds	203,466	144,416	103,227
Net realized and unrealized carried interest	(1,303,794)	(1,414,168)	(1,288,187)
Total investment income (loss)	(505,153)	(958,401)	(1,111,122)
Revenue earned by oil & gas producing entities	186,876	22,105	—
Reimbursable expenses	55,424	41,529	29,878
Other	28,369	13,835	42,405

Fees	$1,110,008	$762,546	$568,442

Expenses

	For the Year Ended December 31,
	2014	2013	2012
Total Segment Expenses	1,213,485	1,198,931	1,085,290
Equity based compensation	310,403	307,514	400,207
Reimbursable expenses	92,366	58,358	41,615
Operating expenses relating to consolidated funds and other entities	93,182	26,835	2,694
Expenses incurred by oil & gas producing entities	333,123	20,442	—
Acquisition, contingent payment, litigation and other non-recurring costs	102,877	92,593	17,227
Other	50,631	62,465	51,755

Total Expenses	$2,196,067	$1,767,138	$1,598,788

Notes to Consolidated Financial Statements (Continued)

13. SEGMENT REPORTING (Continued)

Income (Loss) Before Taxes

	For the Year Ended December 31,
	2014	2013	2012
Economic net income	$1,727,166	$2,195,581	$2,130,871
Income taxes	(63,669)	(37,926)	(43,405)
Amortization of intangibles and other, net	(290,348)	(102,789)	(9,683)
Equity based compensation	(310,403)	(307,514)	(400,207)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	(585,135)	(1,056,126)	(1,116,740)

Net income (loss) attributable to KKR & Co. L.P.	$477,611	$691,226	$560,836
Net income (loss) attributable to noncontrolling interests and appropriated capital	4,920,750	7,100,747	7,432,445
Net income (loss) attributable to redeemable noncontrolling interests	(3,341)	62,255	34,963
Income taxes	63,669	37,926	43,405

Income (loss) before taxes	$5,458,689	$7,892,154	$8,071,649

        The items that reconcile KKR's total reportable segments to the corresponding consolidated amounts calculated and presented in accordance with GAAP for (i) net income (loss) attributable to redeemable noncontrolling interests, (ii) income (loss) attributable to noncontrolling interests and appropriated capital and (iii) total assets are primarily attributable to the impact of the consolidation of KKR's funds and certain other entities.

14. ACQUISITIONS

Acquisition of KFN

        On April 30, 2014, KKR, affiliates of KKR and KFN completed the acquisition by merger (the "Merger") contemplated by an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which KFN became a subsidiary of KKR Fund Holdings. KFN is a specialty finance company with expertise in a range of asset classes in which it invests, including bank loans, high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity with a focus on specialty lending. The addition of KFN provided KKR with over $2 billion of permanent equity capital to support the continued growth of its business.

        The total consideration paid was approximately $2.4 billion consisting entirely of the issuance of 104.3 million KKR common units as follows (amounts in thousands except unit data):

Number of KKR common units issued	104,340,028
KKR common unit price on April 30, 2014	$22.71

Estimated fair value of KKR common units issued	$2,369,559

Notes to Consolidated Financial Statements (Continued)

14. ACQUISITIONS (Continued)

        The following is a summary of the estimated fair values of the assets acquired and liabilities as of April 30, 2014, the date they were assumed (amounts in thousands):

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

        As of April 30, 2014, the fair value of the net assets acquired exceeded the fair value of consideration transferred by approximately $14.9 million and relates primarily to the difference between the fair value of the assets and liabilities of CLOs consolidated by KFN. This amount has been recorded in net gains (losses) from investment activities in the consolidated statement of operations.

        The consolidated statement of operations for the year ended December 31, 2014 includes the financial results of KFN since the date of acquisition, April 30, 2014, through December 31, 2014. During this period, KFN's revenues and net income (loss) attributable to KKR & Co. L.P. were $57.6 million and $(113.2) million, respectively. Fees for KFN represent oil and gas revenue from working and royalty interests in oil and natural gas producing properties consolidated by KKR. Additionally, the portion of net income that is allocable to KKR reflects KKR's approximate ownership interest in the KKR Group Partnerships after applicable corporate and local income taxes for the year ended December 31, 2014. On a segment basis, the financial results of KFN are included within each of the Private Markets segment, Public Markets segment and Capital Markets and Other segment, based on the character of each asset of KFN.

        KKR incurred $8.3 million of acquisition related costs through the date of closing, which were expensed as incurred and are reflected within General, Administrative and Other Expense.

Acquisition of Avoca Capital

        On February 19, 2014, KKR closed its previously announced acquisition of 100% of the equity interests of Avoca Capital and its affiliates ("Avoca"). Avoca, now renamed KKR Credit Advisors (Ireland), was a European credit investment manager with approximately $8.2 billion in assets under

Notes to Consolidated Financial Statements (Continued)

14. ACQUISITIONS (Continued)

management at the time of acquisition. The addition of Avoca provided KKR with a greater presence in the European leveraged credit markets.

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

        The following is a summary of the estimated fair values of the assets acquired and liabilities as of February 19, 2014, the date they were assumed (amounts in thousands):

Cash and cash equivalents	$24,381
Investments	20,905
Investments of consolidated CLOs	1,226,174
Other assets of consolidated CLOs	186,609
Other assets	7,370
Intangible assets	65,880

Total assets	1,531,319

Liabilities	13,584
Debt obligations of consolidated CLOs	1,150,551
Other liabilities of consolidated CLOs	140,308

Total liabilities	1,304,443

Fair Value of Net Assets Acquired	226,876
Less: Fair value of subordinated notes of consolidated CLOs held by KKR prior to acquisition(a)	74,029
Less: Fair value of consideration transferred	139,798

Gain on acquisition	$13,049

(a)
Represents subordinated notes in one of the consolidated CLOs held by KKR prior to the acquisition of Avoca. Upon acquisition of Avoca, KKR's investment in the subordinated notes was offset against the corresponding debt obligations of the consolidated CLO in purchase accounting.

        As of February 19, 2014, the fair value of the net assets acquired exceeded the fair value of consideration transferred by approximately $13.0 million and relates primarily to the difference between the fair value of the assets and liabilities of CLOs required to be consolidated in connection with the Avoca transaction. This amount has been recorded in net gains (losses) from investment activities in the consolidated statement of operations.

        The consolidated statement of operations for the year ended December 31, 2014 includes the financial results of Avoca since the date of acquisition, February 19, 2014, through December 31, 2014. During this period, Avoca's revenues and net income (loss) attributable to KKR & Co. L.P. were $39.7 million and $(3.3) million, respectively. This net income (loss) attributable to KKR & Co. L.P. reflects amortization of intangible assets and equity based compensation charges associated with Avoca since the date of the acquisition. Additionally, the portion of net income that is allocable to KKR

Notes to Consolidated Financial Statements (Continued)

14. ACQUISITIONS (Continued)

reflects KKR's approximate ownership interest in the KKR Group Partnerships after applicable corporate and local income taxes for the year ended December 31, 2014. On a segment basis, the financial results of Avoca are included within the Public Markets segment.

        KKR incurred $4.4 million of acquisition related costs through the date of closing, which were expensed as incurred and are reflected within General, Administrative and Other Expense.

Acquisition of Prisma

        On October 1, 2012, KKR completed the acquisition of 100% of the equity interests of Prisma Capital Partners LP and its affiliates ("Prisma"). Prisma constructs and manages customized hedge fund portfolios and hedge funds-of-funds. The addition of Prisma provides KKR with a new hedge fund-of-funds strategy and a greater presence in the hedge funds space, from which KKR can create and offer more liquid products for KKR's fund investors.

        Initial consideration transferred was $200.0 million in cash, and KKR may also become obligated to make future additional payments (referred to hereafter as "contingent consideration") to the sellers (many of whom became employees of KKR) in years 2014 and 2017 based on the Prisma business achieving certain performance metrics when measured in such years. KKR has the right in its sole discretion to pay a portion of the contingent consideration, if any, in KKR & Co. L.P. common units rather than in cash. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized within General, Administrative and Other in the accompanying consolidated statements of operations.

        The following is a summary of the estimated fair values of the assets acquired and liabilities as of October 1, 2012, the date they were assumed (amounts in thousands):

Cash and Cash Equivalents	$13,141
Other Assets	6,652
Intangible Assets	181,000
Goodwill	89,000

Total Assets	$289,793

Liabilities Assumed	$18,493

Total Liabilities	$18,493

        As of December 31, 2014 and 2013, the fair value of the contingent consideration was estimated to be $40.6 million and $122.8 million, respectively, and has been recorded as a liability within Accounts Payable, Accrued Expenses and Other Liabilities in the accompanying consolidated statements of financial condition. During the third quarter of 2014, a portion of the obligation recorded as of June 30, 2014 was settled for $123.6 million. Of this amount, approximately $84.1 million was settled with the issuance of 3.7 million KKR & Co. L.P. common units. The fair value of the contingent consideration was derived using Level III inputs. This amount was determined based on the expected value of a range of undiscounted cash flows of $0 to $155.0 million in each of 2014 and 2017, that considered, among other things probability, risk-weighting, and other adjustments that KKR has determined to be applicable.

        The consolidated statement of operations for the year ended December 31, 2012 includes the financial results of Prisma since the date of acquisition, October 1, 2012, through December 31, 2012.

Notes to Consolidated Financial Statements (Continued)

14. ACQUISITIONS (Continued)

During this period, Prisma's revenues and net income (loss) attributable to KKR & Co. L.P. were $17.2 million and $1.1 million, respectively. This net income (loss) attributable to KKR & Co. L.P. reflects amortization of intangible assets and equity based compensation charges associated with Prisma since the date of the acquisition. Additionally, the portion of net income that is allocable to KKR reflects KKR's approximate ownership interest in the KKR Group Partnerships after applicable corporate and local income taxes for the three months ended December 31, 2012. On a segment basis, the financial results of Prisma are included within the Public Markets segment.

        KKR incurred $3.7 million of acquisition related costs through the date of closing which were expensed as incurred and are reflected within General, Administrative and Other Expense.

Pro Forma Financial Information

        The information that follows provides supplemental information about pro forma revenues and net income (loss) attributable to KKR & Co. L.P. as if the acquisitions of KFN and Avoca had been consummated as of January 1, 2013 and Prisma had been consummated as of January 1, 2012. Such information is unaudited and is based on estimates and assumptions which KKR believes are reasonable. These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had KKR, KFN and Avoca been a combined entity during 2014 and 2013, and Prisma having been combined during 2012 (amounts in thousands except unit data).

	Year Ended December 31,
Selected Pro Forma Financial Information	2014	2013	2012
Revenues	$1,152,397	$871,144	$612,801
Net Income (Loss) attributable to KKR & Co. L.P.	$533,828	$820,352	$563,101
Net Income (Loss) attributable to KKR & Co. L.P. per common unit—basic	$1.28	$2.16	$2.36
Net Income (Loss) attributable to KKR & Co. L.P. per common unit—diluted	$1.19	$2.00	$2.22

15. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        Goodwill from the acquisition of Prisma represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. The carrying value of goodwill was $89.0 million as of December 31, 2014 and December 31, 2013, and is recorded within Other Assets in the consolidated statements of financial condition. Goodwill has been allocated entirely to the Public Markets segment. As of December 31, 2014, the fair value of KKR's reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."

Notes to Consolidated Financial Statements (Continued)

15. GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets

        Intangible Assets, Net consists of the following:

	As of
	December 31, 2014	December 31, 2013
Finite—Lived Intangible Assets	$284,766	$218,886
Accumulated Amortization (includes foreign exchange)	(75,564)	(41,341)

Intangible Assets, Net	$209,202	$177,545

        Changes in Intangible Assets, Net consists of the following:

	Year Ended
	December 31, 2014	December 31, 2013
Balance, Beginning of Period	$177,545	$197,484
Avoca Acquisition	65,880	—
Amortization Expense	(27,080)	(19,939)
Foreign Exchange	(7,143)	—

Balance, End of Period	$209,202	$177,545

        Amortization expense including foreign exchange relating to intangible assets held at December 31, 2014 is expected to be $28.8 million for each of the years ending December 31, 2015 through 2016, $28.2 million for the year ended December 31, 2017, $21.1 million for the year ended December 31, 2018, $17.8 million for the year ended December 31, 2019 and $84.5 million for the periods after December 31, 2019. The intangible assets as of December 31, 2014 are expected to amortize over a weighted-average period of 9.6 years.

16. COMMITMENTS AND CONTINGENCIES

Debt Covenants

        Borrowings of KKR contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects.

Investment Commitments

        As of December 31, 2014, KKR had unfunded commitments consisting of (i) $1,231.3 million to its active private equity and other investment vehicles, (ii) $367.3 million in connection with commitments by KKR's capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions LLC and (iv) other investment commitments of $170.9 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Non-cancelable Operating Leases

        KKR's non-cancelable operating leases consist primarily of leases of office space around the world. There are no material rent holidays, contingent rent, rent concessions or leasehold improvement

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

incentives associated with any of these property leases. In addition to base rentals, certain lease agreements are subject to escalation provisions and rent expense is recognized on a straight-line basis over the term of the lease agreement.

        As of December 31, 2014, the approximate aggregate minimum future lease payments, net of sublease income, required on the operating leases are as follows:

2015	$50,318
2016	49,904
2017	44,801
2018	40,322
2019 and thereafter	97,289

Total minimum payments required	$282,634

Contingent Repayment Guarantees

        The partnership documents governing KKR's carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the "KPE Transaction"), as of December 31, 2014, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2014 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,288.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

        Certain private equity funds that were contributed to KKR in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of December 31, 2014, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $277.4 million as of December 31, 2014.

        Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of December 31, 2014. Using valuations as of December 31, 2014, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and principals who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Indemnifications

        In the normal course of business, KKR enters into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of KKR's consolidated funds and KFN have provided certain indemnities relating to environmental and other matters and has provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. KKR's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be low.

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

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs' motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

sub class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs' motion. On September 7, 2011, the court granted plaintiffs' motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs' proposed fifth amended complaint but denied plaintiffs' motion seeking leave to file a proposed fifth amended complaint. On June 14, 2012, following the completion of the third phase of discovery, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint. On July 18, 2012, the court granted in part and denied in part defendants' motion to dismiss, dismissing certain previously released claims against certain defendants. On March 13, 2013, the United States District Court denied defendants' motion for summary judgment on the count involving KKR. However, the court narrowed plaintiffs' claim to an alleged overarching agreement to refrain from jumping other defendants' announced proprietary transactions, thereby limiting the case to a smaller number of transactions subject to plaintiffs' claim. KKR filed a renewed motion for summary judgment on April 16, 2013, which the court denied on July 18, 2013. Plaintiffs moved for class certification on October 21, 2013. Defendants filed their opposition to the motion on January 24, 2014. On July 28, 2014, KKR entered into a definitive agreement to settle all claims without the admission of wrongdoing, which was preliminarily approved by the court on September 29, 2014, and received the court's final approval on February 11, 2015, subject to the entry of a final order. The final approval is subject to appeal.

        From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits were filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN's board of directors, KKR, and certain of KKR's affiliates in connection with KFN's entry into a merger agreement pursuant to which it would become a subsidiary of KKR. The merger transaction was completed on April 30, 2014. The actions filed in California state court were consolidated, and prior to the filing or designation of an operative complaint for the consolidated action, the consolidated action was voluntarily dismissed without prejudice on December 1, 2014. The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed without prejudice on May 6, 2014. Two of the Delaware actions were voluntarily dismissed without prejudice, and the remaining Delaware actions were consolidated. On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014. On October 14, 2014, the Delaware Court of Chancery granted defendants' motions to dismiss with prejudice. On November 13, 2014, plaintiffs filed a notice of appeal in the Supreme Court of the State of Delaware and the appeal is currently pending.

        The consolidated complaint in the Delaware action alleges that the members of the KFN board of directors breached fiduciary duties owed to KFN shareholders by approving the proposed transaction for inadequate consideration; approving the proposed transaction in order to obtain benefits not equally shared by other KFN shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the KFN shareholders. The Delaware action also alleges that KKR, and certain of KKR's affiliates, aided and abetted the alleged breaches of fiduciary duties and that KKR is a controlling shareholder of KFN by

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

means of a management agreement between KFN and KKR Financial Advisors LLC, a subsidiary of KKR, and KKR breached a fiduciary duty it allegedly owed to KFN shareholders by causing KFN to enter into the merger agreement. The relief sought in the Delaware action includes, among other things, declaratory relief concerning the alleged breaches of fiduciary duties, compensatory damages, attorneys' fees and costs, and other relief.

        KKR currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non U.S. governmental and regulatory agencies, including but not limited to the U.S. Securities and Exchange Commission, or SEC, Department of Justice, state attorney generals, Financial Industry Regulatory Authority, and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of civil or criminal lawsuits against KKR or its personnel. KKR is engaged in discussions with the SEC regarding a potential resolution of one such matter involving an inquiry by the SEC relating to the allocation of certain categories of expenses between KKR's flagship private equity funds and co-investment and employee vehicles that invested alongside those private equity funds during the period 2006 to 2011. There can be no assurance that these discussions will lead to a resolution of the matter.

        Moreover, in the ordinary course of business, KKR is and can be both the defendant and the plaintiff in numerous lawsuits with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds.

        KKR establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters are subject to many uncertainties, including among others (i) the proceedings are in early stages; (ii) damages sought are unspecified, unsupportable, unexplained or uncertain; (iii) discovery has not been started or is incomplete; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. In addition, loss contingencies may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss. For these matters described above for which a loss is both probable and reasonably estimable, KKR has estimated the aggregate amount of losses attributable to KKR to be approximately $25.0 million. This estimate is subject to significant judgment and a variety of assumptions and uncertainties. Actual outcomes may vary significantly from this estimate.

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

Notes to Consolidated Financial Statements (Continued)

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

        The regulatory capital requirements referred to above may restrict KKR's ability to withdraw capital from its registered broker-dealer entities. At December 31, 2014, approximately $87.0 million of cash at KKR's registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended,
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Statement of Operations Data:
Fees	$302,926	$249,370	$344,768	$212,944
Less: Total Expenses	473,171	585,325	504,410	633,161
Total Investment Income (Loss)	2,196,113	2,394,627	1,060,953	893,055

Income (Loss) Before Taxes	2,025,868	2,058,672	901,311	472,838
Income Taxes	21,702	6,176	29,267	6,524

Net Income (Loss)	2,004,166	2,052,496	872,044	466,314
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	10,637	(6,809)	(2,462)	(4,707)
Less: Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,783,488	1,881,090	784,568	471,604

Net Income (Loss) Attributable to KKR & Co. L.P.	$210,041	$178,215	$89,938	$(583)

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.72	$0.47	$0.21	$0.00
Diluted	$0.65	$0.43	$0.20	$0.00
Weighted Average Common Units Outstanding
Basic	293,490,461	377,542,161	419,961,455	431,432,521
Diluted	325,104,229	410,179,838	452,019,742	458,982,859

Notes to Consolidated Financial Statements (Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended,
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Statement of Operations Data:
Fees	$151,240	$166,376	$220,028	$224,902
Less: Total Expenses	439,330	292,022	455,495	580,291
Total Investment Income (Loss)	2,395,632	411,429	2,441,265	3,648,420

Income (Loss) Before Taxes	2,107,542	285,783	2,205,798	3,293,031
Income Taxes	9,356	8,525	7,644	12,401

Net Income (Loss)	2,098,186	277,258	2,198,154	3,280,630
Less: Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	24,623	(7,800)	9,169	36,263
Less: Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,880,124	269,924	1,984,245	2,966,454

Net Income (Loss) Attributable to KKR & Co. L.P.	$193,439	$15,134	$204,740	$277,913

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.75	$0.06	$0.73	$0.96
Diluted	$0.69	$0.05	$0.66	$0.89
Weighted Average Common Units Outstanding
Basic	257,044,184	271,983,811	282,148,802	288,045,501
Diluted	282,042,521	298,078,764	308,135,191	312,340,336

19. SUBSEQUENT EVENTS

Distribution

        A distribution of $0.35 per KKR & Co. L.P. common unit was announced on February 10, 2015, and will be paid on March 6, 2015 to unitholders of record as of the close of business on February 20, 2015. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, that was issued in 2013.

        Based on its assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

  Changes in Internal Control Over Financial Reporting

        No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Attestation Report of the Independent Registered Public Accounting Firm

        Our independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on our internal control over financial reporting which is included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B    OTHER INFORMATION

        On February 23, 2015, the Board of Directors authorized grants of restricted equity units as deferred equity bonus compensation and additional equity compensation to each of our Chief Administrative Officer, Chief Financial Officer, and General Counsel. See "Executive Compensation—Compensation Discussion and Analysis—Compensation Elements—Year-End Bonus Compensation" for more information regarding the number of units granted and the terms of the awards, which is incorporated herein by reference.

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

Directors and Executive Officers

        The following table presents certain information concerning the board of directors and executive officers of our Managing Partner.

Name	Age	Position with Managing Partner
Henry R. Kravis	71	Co-Chief Executive Officer, Co-Chairman and Director
George R. Roberts	71	Co-Chief Executive Officer, Co-Chairman and Director
David C. Drummond	51	Director
Joseph A. Grundfest	63	Director
John B. Hess	60	Director
Dieter Rampl	67	Director
Patricia F. Russo	62	Director
Thomas M. Schoewe	62	Director
Robert W. Scully	65	Director
Todd A. Fisher	49	Chief Administrative Officer
William J. Janetschek	52	Chief Financial Officer
David J. Sorkin	55	General Counsel and Secretary

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

        David C. Drummond has been a member of the board of directors of our Managing Partner since March 14, 2014. Mr. Drummond has served as the senior vice president, corporate development of Google Inc. since January 2006, as its chief legal officer since December 2006, and as its secretary since 2002. Previously, he served as Google Inc.'s vice president, corporate development and general counsel since February 2002. Prior to joining Google Inc., from July 1999 to February 2002, Mr. Drummond served as chief financial officer of SmartForce, an educational software applications company. Prior to that, Mr. Drummond was a partner at the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Drummond holds a Juris Doctor degree from Stanford University and a Bachelor of Arts degree in history from Santa Clara University. Mr. Drummond provides significant value to the oversight and development of our business through his management and leadership roles at a publicly-traded global technology business and his insight into legal developments affecting global enterprises.

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

        John B. Hess has been a member of the board of directors of our Managing Partner since July 28, 2011. Mr. Hess has been the chief executive officer of Hess Corporation since 1995 and a director since 1978. He was also director of Dow Chemical Co. from 2006 to 2013. He serves on the Secretary of Energy Advisory Board Quadrennial Review Task Force and as a director on the Business Council, the Trilateral Commission and the Council on Foreign Relations and on the executive committee of the American Petroleum Institute. Mr. Hess is a member of the board of trustees at the New York Public Library, Mount Sinai Hospital, the Lincoln Center for the Performing Arts and the Dean's Advisors at Harvard Business School, and chairs The Harvard Business School Campaign. Mr. Hess earned a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Hess provides significant value to the oversight and development of our business through his management and leadership roles at a global energy business, and his involvement with major businesses and public policy organizations also provides valuable perspectives for our company.

        Dieter Rampl has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Rampl was chairman of UniCredit Group from 2006 to April 2012. Previously, Mr. Rampl was a member of the board for corporate business and corporate finance at Bayerische Vereinsbank (Munich) from 1995 to 2003 when he was appointed as spokesman of the board of managing directors until January 2006. He served as the vice chairman of Mediobanca S.p.A. from 2006 to September 2014, as the chairman of the supervisory board of Koenig & Bauer AG from 2001 to January 2014 and as a member of the supervisory board of FC Bayern München AG from 2003 to November 2014. He also served as the chairman of the supervisory board of Bayerische Börse AG until June 2010. Mr. Rampl has been a managing director of Charterhouse, London, manager of the corporate business of BHF—Bank Frankfurt and general manager of BHF North America, and he also operated in the foreign trade financing area at Société de Banque Suisse. In addition, Mr. Rampl previously served as a director and chairman of the audit committee of KKR Guernsey GP Limited, the general partner of KKR & Co. (Guernsey), L.P., formerly known as KKR Private Equity Investors, L.P. Mr. Rampl's career in the financial services industry brings important expertise to the oversight and development of our business, and he also provides a valuable European perspective to the board of directors.

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

        Robert W. Scully has been a member of the board of directors of our Managing Partner since July 15, 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been co-president, chairman of global capital markets and vice chairman of investment banking. Prior to joining Morgan Stanley, he served as a managing director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Zoetis Inc. since June 2013 and ACE Limited since May 2014 and as a public governor of the Financial Industry Regulatory Authority, or FINRA, since November 2014. Previously, he was a director of Bank of America Corporation until May 2013 and has also served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an MBA from Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the U.S. as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit and financial reporting.

        Todd A. Fisher joined KKR in 1993 and is Chief Administrative Officer of our Managing Partner. Mr. Fisher is responsible for overseeing the finance, legal, information technology, human resources, public affairs and office operations functions, coordinating with the various businesses and geographies of KKR and overseeing the firm's efforts in real estate investments. He is a member of KKR's Real Estate Investment Committee. Mr. Fisher is a director of Maxeda B.V. Previously, he served as a director of Rockwood Holdings, Inc. until January 2013 and Northgate Information Solutions plc until 2012. Prior to joining KKR, Mr. Fisher worked for Goldman, Sachs & Co. in New York and for Drexel Burnham Lambert in Los Angeles. Mr. Fisher holds a B.A. from Brown University, an M.A. in International Affairs from Johns Hopkins University, and an M.B.A. from the Wharton School of the University of Pennsylvania. He is currently a member of the Board of Trustees of Brown University, the Board of Advisors for The Johns Hopkins University School for Advanced International Studies, the Advisory Board of the Clinton Health Access Initiative, the United States Holocaust Memorial Council and the Council on Foreign Relations.

        William J. Janetschek joined KKR in 1997 and is Chief Financial Officer of our Managing Partner. Prior to joining KKR, he was a Tax Partner at Deloitte & Touche LLP. He holds a B.S. from St. John's University and an M.S., Taxation from Pace University. Mr. Janetschek is actively involved in the community, serving as a sponsor and member of a variety of non-profit organizations including Student Sponsor Partners and St. John's University.

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

Independence and Composition of the Board of Directors

        Our Managing Partner's board of directors consists of nine directors, seven of whom, Messrs. Drummond, Grundfest, Hess, Rampl, Schoewe and Scully and Ms. Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines. While we are exempt from NYSE rules relating to board independence, our Managing Partner intends to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules relating to corporate governance matters. In addition, the board has considered transactions and relationships between KKR and the companies and organizations on whose boards or other similar governing bodies where our directors also serve or where our directors serve as executive officers.

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

  Audit Committee

        The audit committee consists of Messrs. Grundfest (Chairman), Schoewe and Scully. The purpose of the audit committee is to provide assistance to the board of directors in fulfilling its responsiblity with respect to its oversight of: (i) the quality and integrity of our financial statements, including investment valuations; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications, independence and performance; and (iv) the performance of our internal audit function. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. The Managing Partner's board of directors has determined that each of Messrs. Grundfest, Schoewe and Scully is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available at the Investor Center section of our internet website at www.kkr.com.

  Conflicts Committee

        The conflicts committee consists of Messrs. Drummond, Grundfest, Hess, Rampl, Schoewe and Scully and Ms. Russo. The conflicts committee is responsible for reviewing specific matters that the board of directors believes may involve a conflict of interest and for enforcing our rights under any of the exchange agreement, the tax receivable agreement, the limited partnership agreement of any KKR Group Partnership or our limited partnership agreement, which we refer collectively to as the covered agreements, against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities. The conflicts committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the conflicts committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our Managing Partner's board of directors is or will result in a conflict of interest. The conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to our partnership. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our partnership and not a breach of any duties that may be owed to our unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards under our corporate governance guidelines as required for service on the conflicts committee in accordance with its charter.

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

Communications to the Board of Directors

        The non-management members of our Managing Partner's board of directors meet regularly. At each meeting of the non-management members, the non- management directors choose a director to lead the meeting. All interested parties, including any employee or unitholder, may send communications to the non-management members of our Managing Partner's board of directors by writing to: the General Counsel, KKR & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act, requires the executive officers and directors of our general partner, and persons who beneficially own more than ten percent of a registered class of the Partnership's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2014, such persons complied with all such filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

        Our compensation program has three primary objectives: (1) to attract, motivate and retain our employees, (2) to align their interests with those of our unitholders and fund investors, and (3) to reinforce our culture and values.

        Our employees.    Our business as an investment firm is dependent on the services of our employees, including our named executive officers. Among other things, we depend on their ability to find, select and execute investments, manage and improve portfolio company operations, find and develop relationships with fund investors and other sources of capital, and provide other services, and we cannot compete without their continued employment with us. Therefore, it is important that our key employees are compensated in a manner that motivates them to excel consistently and encourages them to remain with the firm.

        Alignment of interests.    Management equity ownership in the businesses in which we invest has been a guiding principle throughout our firm's history, and we apply that principle to ourselves: every employee of the firm is expected to have an equity interest in us. This equity ownership serves to align the interests of our employees with those of our unitholders. In addition, because we invest in and alongside our investment funds and have a carry pool from which we can allocate to our employees 40% of the carried interest that we generate through our business, we believe that our employees' interests are also aligned with those of our investors in the funds, vehicles and accounts that we manage, which in turn benefits our unitholders.

        Culture and values.    One of our most important values is our "one- firm" approach with shared responsibility and success, and we subscribe to a culture of meritocracy and fairness. Therefore, compensation is based on the performance of the firm as a whole and on an individual's contributions to the firm. For example, we do not compensate people based merely on an individual's accomplishments in relation to the profits and losses of his or her business unit. In addition, we conduct, at least annually, an evaluation process that seeks input from a wide range of persons on an employee's contribution to the firm, including his or her commitment to the firm's culture and values. We believe that using this kind of an evaluation process also promotes a measure of objectivity as a balance to a single manager's judgment.

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

        KKR Holdings, from time to time, receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied their respective service-based vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied the service-based vesting requirements at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as our Co-Chief Executive Officers, acting through the general partner of KKR Holdings, may determine. Service-based vesting requirements are generally three to five years from the date of grant. It is contemplated that such distributions with respect to unvested KKR Holdings units will generally be paid to our named executive officers and our other employees as annual bonus compensation from time to time. Since the establishment of KKR Holdings in 2009, the total number of unvested KKR Holdings units decreased, and to the extent that unvested KKR Holdings are not available to fund annual bonus compensation, we would require other sources to fund such compensation, including our operations or from the carry pool, as discussed below. As of February 20, 2015, there are 39,399,863 unvested or unallocated KKR Holdings units.

        In 2014, our named executive officers received distributions on their vested KKR Holdings units, and because these distributions are not considered to be compensation, they have not been reported in the Summary Compensation Table.

Compensation Elements

Base Salary

        For 2014, each of our named executive officers was paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Chief Executive Officers determined that this amount was a sufficient minimum base salary for our named executive officers and decided that it should be the same for all named executive officers. We are responsible for funding this base salary.

Year-End Bonus Compensation

        Other than their salary and certain incidental benefits noted below under "Other Compensation," our Co-Chief Executive Officers did not receive any additional compensation in 2014. They have decided at this time not to receive any bonus or other amounts from us or from KKR Holdings in excess of distributions payable with respect to their KKR Holdings units. Instead, they have decided that year-end bonus payments from KKR Holdings should be made to our other principals in order to motivate and retain them for the benefit of the firm.

        In 2014, our Chief Administrative Officer, Chief Financial Officer and General Counsel were awarded additional year-end compensation as bonus payments that were determined by our Co-Chief Executive Officers. Our Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that our Chief Administrative Officer, Chief Financial Officer and General Counsel made to our development and success, as a firm, during the year. Certain factors that were considered when determining the size of the bonus payments for our Chief Administrative Officer, Chief Financial Officer and General Counsel include (i) their respective contributions and accomplishments in 2014 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior employees at the firm, (iii) their respective performance and contributions in 2014 as compared to the prior year, and (iv) the overall financial performance of the firm in 2014 as compared to the prior year based on certain financial measures considered by management, including total distributable earnings. More specifically, in assessing Mr. Fisher's contributions, they considered his service as the firm's Chief Administrative Officer, his role in overseeing the growth and operations of the firm, his leadership in the development of our real estate business and his leadership on the strategic direction of the firm generally but partially offset by the performance of an investment that he previously oversaw. In assessing Mr. Janetschek's contributions, they considered his service as the Chief Financial Officer and his leadership and oversight of our finance, tax and accounting functions and his role with respect to strategic initiatives undertaken by the firm. Finally, in assessing Mr. Sorkin's contributions, they considered his leadership and oversight of our global legal and compliance functions and his role with respect to the strategic initiatives undertaken by the firm. In part, because of the firm's financial performance in 2014, in particular with respect to total distributable earnings, the aggregate size of the bonus granted to the named executive officers, consisting of their cash bonus, deferred equity bonus and additional equity compensation, with respect to fiscal 2014 was higher relative to the total bonus granted with respect to fiscal 2013. In making these determinations, our Co-Chief Executive Officers consulted with certain of our senior employees and, with respect to the determinations for our Chief Financial Officer and General Counsel, considered the recommendations of our Chief Administrative Officer. We believe that the discretion permitted to our Co-Chief Executive Officers permits them to award bonus compensation in an amount necessary to motivate and retain these named executive officers.

        Once the bonus amount is determined, the bonus amount is divided into cash compensation and, for our named executive officers, a recommendation to our Managing Partner's board of directors for an award of deferred equity bonus compensation and additional equity compensation. The amount of deferred equity bonus compensation for our principals is calculated using a graduated range of percentages applied to different incremental amounts of total salary and bonus compensation ranging from 5% to 50%. In addition, senior employees including our named executive officers are eligible for additional equity compensation without reference to the graduated range of percentages. Grants of additional equity compensation were made to our named executive officers in order to deliver a total bonus compensation determined by our Co-Chief Executive Officers as described above, less the cash compensation and deferred equity bonus.

        The cash bonus amounts paid to our Chief Administrative Officer, our Chief Financial Officer and our General Counsel for 2014 are reflected in the Bonus column of the 2014 Summary Compensation Table below. Although these cash bonus payments have been economically borne by KKR Holdings, we expect that, over time, we may be required to pay a portion, or eventually all, of these cash bonus payments as KKR Holdings becomes unable to reserve cash for bonus compensation as more KKR Holdings units vest. See "—KKR Holdings".

        The portion of the bonus payment granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) as 2014 deferred equity bonus compensation and additional equity compensation consist of grants of equity awards issued under the Equity Incentive Plan. These equity awards are restricted equity units that may be settled for our common units on a one-for-one basis. See below under "Terms of Restricted Equity Units" for more information. We call these equity grants "deferred" equity bonus compensation, because our named executive officers' ability to monetize them into cash is deferred to the future when the vesting provisions (and any applicable transfer restrictions) discussed below lapse. With respect to 2014 year-end compensation, our named executive officers along with other employees at the firm were eligible for additional equity compensation awards based on their performance and contributions during the year as described above. Eligibility for this additional equity compensation was introduced for 2014 year-end compensation for our named executive officers and we expect this increased equity award participation may become a recurring component of our annual year-end bonus determination for our named executive officers.

        The number of restricted equity units granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) is determined by our Managing Partner's board of directors. As part of 2014 year-end bonus compensation, our Managing Partner's board of directors approved the following grants: 41,138 restricted equity units as deferred equity bonus compensation and 175,055 restricted equity units as additional equity compensation to our Chief Administrative Officer, 45,734 restricted equity units as deferred equity bonus compensation and 175,055 restricted equity units as additional equity compensation to our Chief Financial Officer, and 45,734 restricted equity units as deferred equity bonus compensation and 175,055 restricted equity units as additional equity compensation to our General Counsel. The number of restricted equity units was determined by dividing the dollar amount of deferred equity bonus compensation recommended by the Co-Chief Executive Officers to the board of directors by the average closing price of our common units over the last ten trading days in 2014. Because these grants were made after December 31, 2014 and the associated restricted equity units are generally issued in the first quarter of the following year, they do not appear in the tables below, but will appear in the tables for the year ended December 31, 2015.

        The restricted equity units that were granted as deferred equity bonus compensation and additional equity compensation in respect of fiscal 2014 year-end compensation are subject to a three-year service-based vesting condition (with the first vesting event occurring on April 1, 2016). The restricted equity units for the deferred equity bonus are not subject to additional transfer restrictions after vesting or any minimum retained ownership requirement. However, the restricted equity units for the additional equity compensation are subject to transfer restrictions after vesting and minimum retained ownership requirements, which from time to time may be lifted and applied to an equivalent number of KKR Holdings Units held by an officer through KKR Holdings L.P. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between our named executive officers who receive year-end compensation payments and the firm.

Carried Interest

        We have available to allocate and distribute to a carry pool 40% of the carried interest that we earn, from which our employees are eligible to receive a carried interest allocation. Carry pool allocations for the named executive officers are made by first determining a total dollar value for the named executive officer's interest in the carry pool. Due to their unique status as co-founders of our firm, our Co-Chief Executive Officers determine their own allocation from the carry pool. To make this total dollar value determination for the other named executive officers, our Co-Chief Executive Officers take into consideration the executive officer's involvement with investments and impact on the portfolio, the size of the executive officer's bonus, and other factors similar to those considered when determining the size of the bonus, as described under "—Year-End Bonus Compensation". However, the total dollar value available to be allocated to the named executive officers and other employees is limited by the total amount of investments made by our investment funds during the fiscal year, and executive officers and other employees may not be allocated any dollar value of carry in any given year. After a total dollar value, if any, for each named executive officer is determined, such dollar value is then divided by the total value of investments made by our funds for the year, which yields a certain percentage for the named executive officer. This percentage is then applied consistently to each investment made during the year. Because the size of each investment is different, the nominal amount of the carry pool allocation differs by investment, although the percentage applied to each investment is consistent.

        A portion of the carried interest that is available for allocation to our employees is not immediately allocated when it becomes available and is instead reserved. This reserved carried interest is later allocated to a discrete number of employees when it is determined that they deserve additional carried interest allocations based on their performance. The carry pool is maintained and administered by KKR Associates Holdings L.P., which, similar to KKR Holdings, is not a subsidiary of ours. Allocations are determined by our Co-Chief Executive Officers acting through the general partner of KKR Associates Holdings L.P.

        Carried interest, if any, from the carry pool in respect of any particular investment is only paid in cash after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. To the extent any "clawback" obligation is triggered, carried interest previously distributed by the fund would have to be returned to such fund, thereby reducing the named executive officer's overall compensation for any such year. A portion of certain carried interest payable is generally not distributed to the recipient and is instead be held in escrow in order to enhance the recipient's ability to satisfy any future clawback obligation. Because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the named executive officers, and thus benefits our unitholders. In addition, several of our competitors use participation in carried interest as an important compensation element, and we believe that we must do the same in order to attract and retain the most qualified personnel.

        Participation in our carry pool for our employees, including our named executive officers, is subject only to service-based vesting with certain exceptions, including acceleration upon death or disability. In general, the vesting for carry pool allocations for investments made during or after 2013 is annual over a four-year period (other than for our Co-Chief Executive Officers). The vesting schedules for investments made prior to 2013 range from four-year vesting (with no vesting upon grant) for the most junior employees up to two-year vesting (and 50% vesting upon grant) for most senior employees. Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to their status as co-founders of our firm, our Co-Chief Executive Officers are typically completely vested in their carried interest allocations upon grant.

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

Compensation and Risk

        Our compensation program includes elements that we believe discourages excessive risk-taking and aligns the compensation of our employees with the long- term performance of the firm. For example, other than certain equity that either immediately vested as part of the grants to all employees or our founders or that were made in exchange for the contribution of assets, in each case in connection with the consummation of the KPE Transaction in October 2009, a significant majority of the equity awards granted to our employees are subject to a multi-year service vesting condition, one- and two-year post-vesting transfer restriction periods, and/or a minimum retained ownership requirement. Because our equity awards have multi-year vesting provisions, the actual amount of compensation realized by the recipient will be tied to the long- term performance of our common units. Pursuant to our internal policies, our employees are not permitted to buy or sell derivative securities, including for hedging purposes, or to engage in short-selling to hedge their economic risk of ownership. In addition, we only make cash payments of carried interest to our principals when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Moreover, the general partner of a fund is required to return carried interest distributions to the fund due to, for example, underperformance by the relevant fund subsequent to the payment of such carried interest. Accordingly, the principal would be subject to a "clawback," i.e., be required to return carried interest payments previously made to a principal, all of which further discourages excessive risk-taking by our personnel.

Summary Compensation Table

        The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2012, 2013 and 2014.

        In 2012, 2013 and 2014, our named executive officers received distributions based on their vested KKR Holdings units or common units. Because these distributions are not considered to be compensation, these distributions are not reflected as compensation in the table below. There are certain contractual arrangements we entered into with KKR Holdings at the time of the KPE Transaction in October 2009 and thereafter, including a tax receivable agreement, that relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence." Because restricted equity units granted to our named executive officers (other than our Co-Chief Executive Officers, who received none) as part of 2014 year-end bonus compensation were made after December 31, 2014, they do not appear in the tables below, and will appear in the tables for the year ended December 31, 2015.

        Carried interest distributions to our named executive officers in respect of the carry pool for the years ended December 31, 2012, 2013 and 2014 are reflected in the All Other Compensation column in the 2014 Summary Compensation Table below.

2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)		Total ($)
Henry R. Kravis	2014	300,000	—	—	64,151,272	(4)	64,451,272
Co-Chief Executive Officer	2013	300,000	—	—	43,905,435		44,205,435
	2012	300,000	—	—	34,729,805		35,029,805
George R. Roberts	2014	300,000	—	—	64,075,416	(5)	64,375,416
Co-Chief Executive Officer	2013	300,000	—	—	43,808,078		44,108,078
	2012	300,000	—	—	34,702,508		35,002,508
Todd A. Fisher	2014	300,000	2,260,000	1,589,225	12,381,439	(6)	16,530,664
Chief Administrative Officer	2013	300,000	3,985,000	1,601,971	9,677,086		15,564,057
	2012	300,000	3,935,000	1,571,636	9,426,472		15,233,108
William J. Janetschek	2014	300,000	2,455,000	674,433	3,080,524	(7)	6,509,957
Chief Financial Officer	2013	300,000	2,260,000	543,859	2,075,121		5,178,980
	2012	300,000	1,865,000	485,274	1,952,750		4,603,024
David J. Sorkin	2014	300,000	2,455,000	649,323	1,730,754	(7)	5,135,077
General Counsel	2013	300,000	2,195,000	543,859	452,134		3,490,993
	2012	300,000	1,865,000	506,269	259,066		2,930,335

(1)
Represents distributions received by KKR Holdings with respect to unvested KKR Holdings units that have been distributed to the named executive officer as bonus. The discretionary bonus payments in 2012, 2013 and 2014 were made by KKR Holdings and accordingly were not economically borne by us.

(2)
Stock awards reflected in the table above for each year presented represents equity award grants made in such reporting period relating to the equity portion of the prior year bonus compensation and reflect the grant date fair value of restricted equity units. Fair value of the restricted equity units granted to our named executive officers is calculated in accordance with Accounting

  Standards Codification Topic 718, Compensation—Stock Compensation ("ASC 718"). See Note 11 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

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

(4)
Consists of $63,433,832 in cash payments of carried interest from the carry pool during 2014; $40,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of First Data Corporation, a KKR portfolio company, during 2014; $23,000 in fees for Mr. Kravis's service as a KKR-designated director on the board of directors of China International Capital Corporation Limited, a KKR portfolio company, during 2014; $202,706 related to Mr. Kravis's use of a car and driver during 2014; $431,734 related to certain personnel who administer personal matters for Mr. Kravis during 2014; and $20,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. Because we do not separately track personnel expenses based on whether they are incurred for business or for personal reasons, 100% of the preceding costs have been reported for Mr. Kravis.

(5)
Consists of $63,433,832 in cash payments of carried interest from the carry pool during 2014; $282,486 related to Mr. Roberts's use of a car and driver during 2014; $339,098 related to certain personnel who administer personal matters for Mr. Roberts during 2014; and $20,000 related to tax preparation fees. SEC rules require that transportation and personnel expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. Because we do not separately track personnel expenses based on whether they are incurred for business or personal reasons, 100% of the preceding costs have been reported for Mr. Roberts.

(6)
Consists of $12,280,949 in cash payments of carried interest from the carry pool during 2014; $80,490 in fees for Mr. Fisher's service as a KKR-designated director on the board of directors of Maxeda, a KKR portfolio company, during 2014; and $20,000 related to tax preparation fees.

(7)
Consists of cash payments of carried interest from the carry pool during 2014 and $20,000 related to tax preparation fees.

Grants of Plan-Based Awards in 2014

        The following table provides supplemental information relating to grants of equity awards in the year ended December 31, 2014 provided in our Summary Compensation Table.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Henry R. Kravis	—	—	—
George R. Roberts	—	—	—
Todd A. Fisher	2/5/14	91,265	$1,589,225
William J. Janetschek	2/5/14	38,731	674,433
David J. Sorkin	2/5/14	37,289	649,323

(1)
Stock awards reflected in the table above represent grants made in the year ended December 31, 2014 relating to the equity portion of the prior year bonus compensation. The amounts reflected in this column represent restricted equity units. Each grant of restricted equity units is subject to a service-based vesting condition over a period of three years (with the first vesting event occurring on April 1, 2015). The vesting terms of these grants are described under the caption "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Restricted Equity Units" below.

(2)
Amount represents the grant date fair value of the restricted equity units granted to our named executive officers as calculated in accordance with ASC Topic 718. See Note 11 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

Narrative Disclosure to Summary Compensation Table and Grants of Plan- Based Awards

Terms of KKR Holdings Units

        The units that our named executive officers and other principals hold in KKR Holdings are subject to transfer restrictions and, except for interests held by our Co-Chief Executive Officers and certain interests that were vested when granted in connection with the KPE Transaction in October 2009, are subject to multi-year service-based vesting requirements upon their initial grant. Due to their unique status as co-founders of our firm, our Co-Chief Executive Officers are completely vested in their ownership of KKR Holdings units.

        In general, unvested KKR Holdings units initially vest in equal installments over a multi-year period (which can range from three to five years) from the grant date, subject to the recipient's continued employment with us. Following this initial vesting (or the grant date if interests were vested upon grant), interests remain contingently vested while they are subject to certain transfer restrictions. Unvested KKR Holdings units are not entitled to receive distributions. As of February 20, 2015, 337,072,214 KKR Holdings units have vested, constituting 89% of the KKR Holdings units outstanding. The substantial majority of the KKR Holdings units held by our named executive officers have vested as of the date of this filing. See "—Outstanding Equity Awards at 2014 Fiscal Year End."

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

        Because KKR Holdings is a partnership, all of the KKR Holdings units have been legally allocated, but the allocation of certain of these units had not been communicated to each respective principal as of December 31, 2014. The units whose allocation has not been communicated are subject to performance-based vesting conditions, which include, (i) whether the principal is in good standing and has adhered to our policies and rules, (ii) performance of assigned tasks and duties in an effective, efficient and diligent manner, (iii) contribution and commitment to the growth, development and profitability of KKR and our business, (iv) contribution and commitment to our management and general administration; (v) contribution and commitment to the culture, business principles, reputation and morale of KKR as a whole and the team or teams to which the principal has been assigned, and (vi) contribution and commitment to our recruiting, business development, public image and marketing efforts and the professional development of our personnel. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management's decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. We applied the guidance of ASC Topic 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, we considered (1) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (2) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (3) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients' individual performance.

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

Terms of Restricted Equity Units

        Restricted equity units are equity awards issuable under our Equity Incentive Plan, which after vesting, may be settled for our common units on a one- for-one basis (or an amount of cash equal to the fair market value of such common units).

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

        While employed by our firm, our employees, including our named executive officers, may also be subject to a minimum retained ownership requirement under the restricted equity unit grant agreement, which would obligate them to continuously hold common unit equivalents of 15% of their cumulatively vested restricted equity units, unless waived. From time to time, the transfer restrictions and minimum retained ownership requirements applicable to restricted equity units of certain employees, including our named executive officers, may be transferred to such employees' KKR Holdings units, if any, so that the total units of equity subject to transfer restrictions and minimum retained ownership requirements are expected to be the same, unless waived.

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

Outstanding Equity Awards at 2014 Fiscal Year-End

        The following table sets forth information concerning unvested KKR Holdings units and restricted equity units for each of the named executive officers as of December 31, 2014.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Henry R. Kravis	—		—
George R. Roberts	—		—
Todd A. Fisher	273,001	(3)	$6,336,353
William J. Janetschek	96,744	(4)	$2,245,428
David J. Sorkin	96,759	(5)	$2,245,776

(1)
The amounts reflected in this column represent both KKR Holdings units and restricted equity units.

(2)
These amounts are based on the closing market price of our common units on the last trading day of the year ended December 31, 2014, of $23.21 per common unit.

(3)
Includes (i) 27,098 KKR Holdings units were granted on February 16, 2011, which will vest on April 1, 2015, (ii) 56,718 restricted equity units granted on February 22, 2012, which will vest on April 1, 2015, (iii) 97,920 restricted equity units granted on February 21, 2013, which will vest in equal installments on April 1, 2015 and April 1, 2016; and (iv) 91,265 restricted equity units granted on February 5, 2014, which will vest in equal installments on April 1, 2015, April 1, 2016 and April 1, 2017.

(4)
Includes (i) 7,256 KKR Holdings units granted on February 16, 2011, which will vest on April 1, 2015, (ii) 17,513 restricted equity units were granted on February 22, 2012, which will vest on April 1, 2015, (iii) 33,244 restricted equity units granted on February 21, 2013, which will vest in equal installments on April 1, 2015 and April 1, 2016 and (iv) 38,731 restricted equity units granted on February 5, 2014, which will vest in equal installments on April 1, 2015, April 1, 2016 and April 1, 2017.

(5)
Includes (i) 7,955 KKR Holdings units granted on February 16, 2011, which will vest on April 1, 2015, (ii) 18,271 restricted equity units granted on February 22, 2012, which will vest on April 1, 2015, (iii) 33,244 restricted equity units granted on February 21, 2013, will vest in equal installments on April 1, 2015 and April 1, 2016, and (iv) 37,289 restricted equity units granted on February 5, 2014, will vest in equal installments on April 1, 2015, April 1, 2016 and April 1, 2017.

Option Exercises and Stock Vested in 2014

        The following table sets forth information concerning the vesting of KKR Holdings units and restricted equity units held by each of our named executive officers during the year ended December 31, 2014.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Henry R. Kravis	—	—
George R. Roberts	—	—
Todd A. Fisher	1,007,986	$22,062,678
William J. Janetschek	585,377	$12,750,869
David J. Sorkin	559,682	$12,196,836

(1)
The amounts reflected in this column represent KKR Holdings units and common units delivered. The KKR Holdings units delivered upon vesting are subject to one- and two-year transfer restrictions.

(2)
These amounts are based on the closing market price of our common units on each respective vesting date.

Pension Benefits for 2014

        We provided no pension benefits during the year ended December 31, 2014.

Nonqualified Deferred Compensation for 2014

        We provided no defined contribution plan for the deferral of compensation on a basis that is not tax-qualified during the year ended December 31, 2014.

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

        A principal who retires after the first date on which his or her age plus years of service to KKR equals 80 will continue to vest in his or her unvested KKR Holdings units and restricted equity units for an additional two years following retirement, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such KKR Holdings unit or, if applicable, restricted equity unit, remains transfer restricted over one- and two-year periods. None of our named executive officers retired in the year ended December 31, 2014.

        Upon death or permanent disability, a holder of KKR Holdings units or restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, and the transfer restrictions, if any, immediately lapse. The values of unvested KKR Holdings units and restricted equity units held by the named executive officers as of December 31, 2014 are set forth above in the Outstanding Equity Awards at 2014 Fiscal Year-End Table.

        In addition, upon a change in control of KKR, a holder of KKR Holdings units and restricted equity units becomes immediately vested in all unvested KKR Holdings units and restricted equity units, and the transfer restrictions, if any, immediately lapse. As noted above, the values of unvested KKR Holdings units and restricted equity units held by the named executive officers as of December 31, 2014 are set forth above in the Outstanding Equity Awards at 2014 Fiscal Year-End Table.

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

Director Compensation

        We limit compensation for service on our Managing Partner's board of directors to the independent directors. Each independent director receives (1) an annual cash retainer of $75,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and (4) an additional annual cash retainer of $15,000 if such independent director serves as the chairman of the audit committee. Cash retainers are pro rated if, during the calendar year, a director joins the board of directors of our Managing Partner or a director joins or resigns from a committee. In addition, on July 23, 2014, 6,054 restricted equity units were approved for grant to each independent director pursuant to our Equity Incentive Plan. Because David Drummond, an independent director, joined our Managing Partner's board of directors on March 14, 2014, an additional 2,606 restricted equity units were granted to him.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
David C. Drummond	62,500	209,900	272,400
Joseph A. Grundfest	115,000	150,000	265,000
John B. Hess	75,000	150,000	225,000
Dieter Rampl	75,000	150,000	225,000
Patricia F. Russo	75,000	150,000	225,000
Thomas M. Schoewe	100,000	150,000	250,000
Robert W. Scully	115,000	150,000	265,000

(1)
Represents the aggregate grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2014 as calculated in accordance with ASC Topic 718. See Note 11 of the financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

        The following table details grants of restricted equity units to each of our independent directors of our Managing Partner in the year ended December 31, 2014. The table includes the grant date and grant date fair value of 2014 restricted equity units and the aggregate number of unvested restricted equity units as of December 31, 2014 owned by each independent director who served as a director during the year ended December 31, 2014:

Name	Grant Date(1)	Stock Awards (#)	Grant Date Fair Value ($)(2)	Total Number of Unvested Restricted Equity Awards on December 31, 2014 (#)
David C. Drummond	3/14/2014	2,606	59,900	—
	7/25/2014	6,054	150,000	6,054
Joseph A. Grundfest	7/25/2014	6,054	150,000	6,054
John B. Hess	7/25/2014	6,054	150,000	6,054
Dieter Rampl	7/25/2014	6,054	150,000	6,054
Patricia F. Russo	7/25/2014	6,054	150,000	6,054
Thomas M. Schoewe	7/25/2014	6,054	150,000	6,054
Robert W. Scully	7/25/2014	6,054	150,000	6,054

(1)
The restricted equity awards approved for grant on July 23, 2014 vest on October 1, 2015. The restricted equity awards granted to Mr. Drummond for joining the board of directors on March 14, 2014 vested and were settled into common units on October 1, 2014.

(2)
This column represents the grant date fair value of restricted equity units granted to each of the independent directors during the year ended December 31, 2014 as calculated in accordance with ASC Topic 718. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

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

Henry R. Kravis George R. Roberts David C. Drummond Joseph A. Grundfest John B. Hess Dieter Rampl Patricia F. Russo Thomas M. Schoewe Robert W. Scully

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

        The numbers of common units and KKR Group Partnership Units outstanding and the percentage of beneficial ownership are based on 433,522,550 common units issued and outstanding and 377,196,749 KKR Group Partnership Units that are exchangeable for our common units as of February 20, 2015. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 20, 2015. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

			KKR Group Partnership Units and Special Voting Units Beneficially Owned††
	Common Units Beneficially Owned†
					Percentage of Combined Beneficial Ownership†††
Name(1)	Number	Percent	Number	Percent
KKR Holdings(2)(6)	156,138	*	377,196,749	100.0%	46.5%
FMR LLC(3)	41,389,053	9.5%	—	—	9.5
Henry R. Kravis(2)(6)(7)	8,118,587	1.9	377,196,749	100.0	47.5
George R. Roberts(2)(6)(7)	6,039,487	1.4	377,196,749	100.0	47.3
David C. Drummond	2,606	*	—	—	*
Joseph A. Grundfest	37,222	*	—	—	*
John B. Hess	110,822	*	—	—	*
Dieter Rampl	37,222	*	—	—	*
Patricia F. Russo	30,222	*	—	—	*
Thomas M. Schoewe	37,822	*	—	—	*
Robert W. Scully	205,622	*	—	—	*
Todd A. Fisher(8)	290,038	*	9,288,035	2.5	2.2
William J. Janetschek(8)	47,045	*	3,420,827	*	*
David J. Sorkin(8)	47,322	*	3,226,360	*	*
Directors and executive officers as a group (12 persons)	10,160,312	2.3%	377,196,749	100.0%	47.8%

*
Less than 1.0%.

†
KKR Group Partnership Units held by KKR Holdings are exchangeable (together with the corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications and compliance with lock- up, vesting and transfer restrictions as described under "Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement." Beneficial ownership of KKR Group Partnership Units reflected in this table has not also been reflected as beneficial ownership of our common units for which such KKR Group Partnership Units may be exchanged.

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

(1)
The address of each director and executive officer is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(2)
KKR Holdings owns, beneficially or of record, an aggregate of 156,138 common units and 377,196,749 exchangeable KKR Group Partnership Units. Our principals hold interests in KKR Holdings that will entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units and common units held by KKR Holdings and voting control over all special voting units held by KKR Holdings. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units, special voting units and common units held by KKR Holdings. Mr. Kravis disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 81,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by him, except with respect to 86,709,475 KKR Group Partnership Units in which he and certain related entities have a pecuniary interest. The address of KKR Holdings is c/o KKR Management LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(3)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2015, FMR LLC, Edward C. Johnson 3d and Abigail P. Johnson may be deemed to beneficially own 42,605,813 common units of which such reporting persons may be deemed to have the sole power to dispose or to direct the disposition of 41,389,053 common units. The address of these beneficial owners is 245 Summer Street, Boston, Massachusetts 02210. Certain affiliates of Fidelity provide services to us in connection with the investment management, record keeping and administration of our Equity Incentive Plan and our retirement savings plans for which they received customary fees and expenses not in excess of $1.1 million, although certain of these fees are paid by participants in the respective plans. Affiliates of Fidelity have invested or committed to invest approximately $82.3 million as of December 31, 2014, in our investment vehicles. Affiliates of Fidelity also distributed securities in certain offerings where KCM was an underwriter and sold securities in a directed share program for our portfolio company for which it received aggregate fees of less than $200,000 in the year ended December 31, 2014. Fidelity and its affiliates have in the past and may in the future participate in offerings, syndications or similar transactions with our capital markets business, including in certain cases where equity of KKR portfolio companies are offered to Fidelity's retail and institutional brokerage customers, on the same terms and conditions provided to other participants in such transactions. Affiliates of Fidelity may also sell common units owned by our employees, including our executive officers and directors, in ordinary brokerage transactions from time to time.

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

(8)
The common units above consist solely of common units that will vest to Messrs. Fisher, Janetschek and Sorkin, respectively, within 60 days of February 20, 2015. The reported KKR Group Partnership Units include 27,098, 7,255 and 7,955 units that will vest to Messrs. Fisher, Janetschek and Sorkin, respectively, within 60 days of February 20, 2015. These KKR Group Partnership Units are held through KKR Holdings.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plan as of December 31, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))(b)
Equity Compensation Plans Approved by Security Holders	22,483,855	—	67,183,857
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	22,483,855	—	67,183,857

(a)
Reflects the aggregate number of restricted equity units granted under our Equity Incentive Plan and outstanding as of December 31, 2014.

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

Exchange Agreement

        We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our employees, including Messrs. Kravis, Roberts, Fisher, Janetschek and Sorkin, hold their KKR Group Partnership Units, pursuant to which KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding special voting units) for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. At the election of certain of our intermediate holding companies that are partners of the KKR Group Partnerships, the intermediate holding companies may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the common units that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for our common units, our interests in the KKR Group Partnerships will be correspondingly increased. Any common units received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions. During the year ended December 31, 2014, 27,172,269 KKR Group Partnership Units were exchanged for our common units pursuant to this agreement.

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

        Certain interests in KKR Holdings that are held by our employees are subject to transfer restrictions and vesting requirements that, unless waived, modified or amended limit the ability of our principals to cause KKR Group Partnership Units to be exchanged under the exchange agreement so long as applicable vesting and transfer restrictions apply. The general partner of KKR Holdings, which is controlled by our founders, will have sole authority for waiving any applicable vesting or transfer restrictions.

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

Registration Rights Agreement

        In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common units (and other securities convertible into or exchangeable or exercisable for our common units) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register the common units received upon the exchange of their KKR Holdings units and the sale of such common units and also have the right to require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and a post-effective amendment was declared effective on September 21, 2011. As of December 31, 2013, 377,196,749 common units remain unissued under that registration statement.

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

        We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of the KKR Group Partnerships, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 90 days of the filing of the tax return of KKR Management Holdings Corp. For the year ended December 31, 2014 such payments made to our principals, none of whom included a member of the board of directors of our Managing Partner, were approximately $4.4 million. Such payments to KKR Holdings were $1.3 million and a de minimis amount was paid to Messrs. Fisher, Janetschek and Sorkin.

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

        On July 28, 2014, KKR formed KKR International Holdings L.P., a Cayman Islands limited partnership. KKR designated KKR International Holdings L.P. as a "KKR Group Partnership" and, in connection therewith, on August 5, 2014, KKR International Holdings L.P. entered into an amendment and joinder to the exchange agreement among KKR, KKR Fund Holdings L.P., KKR Management Holdings L.P., KKR Holdings, and the other parties thereto. Pursuant to the partnership agreements of the KKR Group Partnerships, our partnership, as the controlling general partner of KKR Fund

Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., have the indirect right to determine when distributions will be made to the holders of KKR Group Partnership Units and the amount of any such distributions.

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

Firm Use of Private Aircraft

        Certain of our senior employees, including Messrs. Kravis and Roberts, own aircraft that we use for business purposes in the ordinary course of our operations. These senior employees paid for the purchase of these aircraft with their personal funds and bear all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. We incurred $3.4 million for the use of these aircraft during the year ended December 31, 2014, of which $2.5 million was paid to entities collectively controlled by Messrs. Kravis and Roberts.

Side-By-Side and Other Investments

        Because fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our investment fund documents generally require the general partners of our investment funds to make minimum capital commitments to the funds. The amount of these commitments, which are negotiated by fund investors, generally range from 2% to 4% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing new strategies. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and if applicable, acquires a capital interest in the investment that is not subject to a carried interest. Historically, these capital contributions have been funded with cash from operations that otherwise would be distributed to our employees.

        In connection with the KPE Transaction, we did not acquire capital interests in investments that were funded by our employees or others involved in our business prior to October 1, 2009. Rather, those capital interests were allocated to our employees or others involved in our business and are reflected in our financial statements as noncontrolling interests in consolidated entities to the extent that we hold the general partner interest in the fund. Any capital contributions that our private equity fund general partners are required to make to a fund will be funded by us and we will be entitled to receive our allocable share of the returns thereon.

        In addition, our employees and certain other qualifying personnel are permitted to invest and have invested their own capital in side-by-side investments with our funds. Side-by-side investments are investments made on the same terms and conditions as those available to the applicable fund, except that these side-by-side investments are not subject to management fees or a carried interest. The cash invested by our executive officers and their investment vehicles aggregated to $108.0 million for the year ended December 31, 2014, of which $53.6 million, $43.7 million, $7.0 million, $2.9 million and $0.8 million was invested by Messrs. Kravis, Roberts, Fisher, Janetschek, and Sorkin respectively. These investments are not included in the accompanying consolidated financial statements. In addition, our funds invested $7.6 million in 2014 from the commitments of certain investment vehicles associated with Mr. Hess. Such investments associated with Mr. Hess were made on the same terms and conditions as for other fund investors including management fees and/or a carried interest applicable to the relevant fund.

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

Guarantee of Contingent Obligations to Fund Partners; Indemnification

        The partnership documents governing KKR's carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the KPE Transaction, as of December 31, 2014, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their December 31, 2014 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,288.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

        Certain private equity funds that were contributed to KKR in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of December 31, 2014, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $277.4 million as of December 31, 2014.

        Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $191.4 million as of December 31, 2014. Using valuations as of December 31, 2014, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the

KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and principals who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Facilities

        Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of the Company, are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $7.2 million for the year ended December 31, 2014.

Confidentiality and Restrictive Covenant Agreements

        Our employees have entered into confidentiality and restrictive covenant agreements that include prohibitions on our employees competing with us or soliciting certain fund investors or senior-level employees of our firm during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014—Terms of Confidentiality and Restrictive Covenant Agreements."

Transactions with other Related Persons

        During 2014, Mr. Hess's son was employed by the firm as an investment professional. In 2014, in addition to customary benefits, he received total compensation between $240,000 and $480,000, consisting of a base salary, cash bonus and restricted equity units under our Equity Incentive Plan, which are subject to customary service-based vesting conditions. Such compensation and benefits was determined according to the firm's compensation philosophy and practices applicable to similarly situated employees.

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

Statement of Policy Regarding Transactions with Related Persons

        The board of directors of our Managing Partner adopted a written statement of policy for our partnership regarding transactions with related persons, which we refer to as our related person policy. Our related person policy requires that a "related person" (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel or other designated person any "related person transaction" (defined as any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, including, without limitation, any loan, guarantee of indebtedness, transfer or lease of real estate, or use of company property) that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Those individuals will then communicate that information to the board of directors of our Managing Partner. No related person transaction will be consummated without the approval or ratification of a committee of the board consisting exclusively of disinterested directors; provided, however, the conflicts committee of our board of directors has pre-approved certain ordinary course transactions with persons known to us to beneficially own more than 5% of our outstanding common units on terms generally not less favorable as obtained from other third parties, including investments in our funds as limited partners and participation in capital markets transactions like underwritings and syndications, the renewal of pre-existing strategic relationships with an owner of more than 5% of our outstanding common units, the use of aircraft owned by our senior employees for business purposes, the employment of a director's son on terms made available to other similarly situated employees, certain investments by eligible employees in side-by-side investments with our balance sheet, and certain pro rata cash contributions to the Group Partnerships for cash management purposes. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest. All transactions entered into prior to July 14, 2010 were not approved in accordance with this policy as they were entered into prior to the date of adoption of the policy. All side-by-side and other investments described in this section are pre-approved in accordance with the terms of the policy.

Director Independence

        Please see "Directors, Executive Officers and Corporate Governance—Independence and Composition of Board of Directors" for information on director independence.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31, 2014
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$20,224	(a)	$—
Audit-Related Fees	$5,352	(b)	$9,786	(d)
Tax Fees	$20,735	(c)	$9,226	(d)
All Other Fees	$305	(e)	$—

	For the Year Ended December 31, 2013
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$15,014	(a)	$—
Audit-Related Fees	$7,578	(b)	$14,585	(d)
Tax Fees	$17,943	(c)	$8,752	(d)
All Other Fees	$—		$—

(a)
Audit Fees consisted of estimated fees for each audit year for (1) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services related to, or required by, statute or regulation; (2) reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q; and (3) comfort letters, consents and other services related to SEC and other regulatory filings. Estimate to actual adjustments for settlements of audit fees are reflected in the year audit fees are settled.

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

(e)
All Other Fees in 2014 included a sourcing assessment and an accounting consultation related to a portfolio company.

        Our audit committee charter, which is available on our website at www.kkr.com under "Investor Center—KKR & Co. L.P.—Corporate Governance—Audit Charter", requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax, and All Other categories above were approved by the audit committee.

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

3.
Exhibits:

2.1	Amended and Restated Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).

2.2	Amended and Restated Investment Agreement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).

2.3	Merger Agreement, dated as of December 16, 2013, among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC, a Delaware limited liability company and KKR Financial Holdings LLC (incorporated by reference to Exhibit 2.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on December 17, 2013).

3.1	Certificate of Limited Partnership of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on March 12, 2010 (the "Registration Statement").

3.2	Amended and Restated Limited Partnership Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

3.3	Certificate of Formation of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement).

3.4	Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant (incorporated by reference to Exhibit 3.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 5, 2011).

4.1	Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.2	First Supplemental Indenture dated as of September 29, 2010 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.3	Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

4.4	Form of 6.375% Senior Note due 2020 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).

4.5	Registration Rights Agreement of KKR & Co. L.P., dated as of October 1, 2012, by and among KKR & Co. L.P., AUSA Holding Company and the other persons listed on the signature page thereto (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on November 2, 2012).

4.6	Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).

4.7	First Supplemental Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).

4.8	Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

4.9	Form of 5.500% Senior Note due 2043 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).

4.10	Registration Rights Agreement of KKR & Co. L.P. dated as of February 19, 2014, by and among KKR & Co. L.P. and the sellers of Avoca listed on the signature pages thereto (included in Exhibit 4.8 to the KKR & Co. L.P. Annual Report on Form 10-K filed on February 24, 2014).

4.11	Indenture dated as of May 29, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on May 29, 2014).

4.12	First Supplemental Indenture dated as of May 29, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on May 29, 2014).

4.13	Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

4.14		Form of 5.125% Senior Note due 2044 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on May 29, 2014).

4.15		Indenture, dated as of November 15, 2011, between the KKR Financial Holdings LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).

4.16		Supplemental Indenture, dated as of November 15, 2011, between the KKR Financial Holdings LLC, Wilmington Trust, National Association, as Trustee and Citibank, N.A., Authenticating Agent, Paying Agent and Security Registrar (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).

4.17		Form of 8.375% Senior Note due November 15, 2041 of KKR Financial Holdings LLC (included in Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).

4.18		Second Supplemental Indenture, dated as of March 20, 2012, between KKR Financial Holdings LLC, Wilmington Trust, National Association, as Trustee and Citibank, N.A., as Authenticating Agent, Paying Agent and Security Registrar (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 20, 2012).

4.19		Form of 7.500% Senior Note due March 20, 2042 of KKR Financial Holdings LLC (included in reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 20, 2012).

4.20		Share Designation of the 7.375% Series A LLC Preferred Shares of KKR Financial Holdings LLC, dated as of January 17, 2013 (incorporated by reference to Exhibit 3.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on January 17, 2013).

10.1		Second Amended and Restated Limited Partnership Agreement of KKR Management Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Registration Statement).

10.2		Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.3		Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated August 5, 2014 (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

10.4		Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated August 5, 2014 (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

10.5		Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the person from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.6	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement filed on June 3, 2010).

10.7		Tax Receivable Agreement (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.8		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).

10.9		Amendment and Joinder Agreement to Exchange Agreement, dated as of August 5, 2014 among KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR Holdings L.P., KKR & Co. L.P., KKR Group Holdings L.P., KKR Subsidiary Partnership L.P., KKR Group Limited, and KKR International Holdings L.P. (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).

10.10		Credit Agreement, dated as of October 22, 2014, among Kohlberg Kravis Roberts & Co. L.P., KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lending institutions from time to time party thereto and HSBC Bank USA, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed October 24, 2014).

10.11	*	Form of Confidentiality and Restrictive Covenant Agreement (Senior Principals) (incorporated by reference to Exhibit 10.9 of the Registration Statement).

10.12	*	Form of Confidentiality and Restrictive Covenant Agreement (Founders) (incorporated by reference to Exhibit 10.10 of the Registration Statement).

10.13	*	Form of Indemnification Agreement by and among each member of the Board of Directors of KKR Management LLC, KKR Management LLC and KKR & Co. L.P. (incorporated by reference to Exhibit 10.4 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).

10.14	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).

10.15	*	Form of Grant Certificate (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 5, 2011).

10.16	*	Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors) (incorporated by reference to Exhibit 10.1 of the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 3, 2012).

10.17	*	Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers).

10.18	**	KKR Financial Holdings LLC 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on May 4, 2007).

10.19	**	KKR Financial Holdings LLC Non-Employee Directors' Deferred Compensation and Share Award Plan (incorporated by reference to Exhibit 10.3 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on May 4, 2007).

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. L.P.

31.1		Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

*
Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

**
Management contract or compensatory plan in which directors and/or executive officers of KKR Financial Holdings LLC are eligible to participate.

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

Date: February 27, 2015

KKR & Co. L.P.
By: KKR Management LLC, its general partner
/s/ WILLIAM J. JANETSCHEK
Name:	William J. Janetschek
Title:	Chief Financial Officer

        Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated below.

Signature	Title	Date

/s/ HENRY R. KRAVIS Henry R. Kravis	Co-Chairman and Co-Chief Executive Officer (principal executive officer) of KKR Management LLC	February 27, 2015
/s/ GEORGE R. ROBERTS George R. Roberts	Co-Chairman and Co-Chief Executive Officer (principal executive officer) of KKR Management LLC	February 27, 2015
/s/ DAVID C. DRUMMOND David C. Drummond	Director of KKR Management LLC	February 27, 2015
/s/ JOSEPH A. GRUNDFEST Joseph A. Grundfest	Director of KKR Management LLC	February 27, 2015
/s/ JOHN. B. HESS John. B. Hess	Director of KKR Management LLC	February 27, 2015
/s/ DIETER RAMPL Dieter Rampl	Director of KKR Management LLC	February 27, 2015

Signature	Title	Date

/s/ PATRICIA F. RUSSO Patricia F. Russo	Director of KKR Management LLC	February 27, 2015
/s/ THOMAS M. SCHOEWE Thomas M. Schoewe	Director of KKR Management LLC	February 27, 2015
/s/ ROBERT W. SCULLY Robert W. Scully	Director of KKR Management LLC	February 27, 2015
/s/ WILLIAM J. JANETSCHEK William J. Janetschek	Chief Financial Officer (principal financial and accounting officer) of KKR Management LLC	February 27, 2015

EXHIBIT INDEX

Exhibit Index
2.1	Amended and Restated Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the KKR & Co. L.P. registration statement on Form S-1 (File No. 133-165414) filed on April 16, 2010).
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
4.3
Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).
4.4	Form of 6.375% Senior Note due 2020 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on September 30, 2010).
4.5
Registration Rights Agreement of KKR & Co. L.P., dated as of October 1, 2012, by and among KKR & Co. L.P., AUSA Holding Company and the other persons listed on the signature page thereto (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on November 2, 2012).

Exhibit Index
4.6	Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).
4.7
First Supplemental Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).
4.8
Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).
4.9	Form of 5.500% Senior Note due 2043 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on February 1, 2013).
4.10
Registration Rights Agreement of KKR & Co. L.P. dated as of February 19, 2014, by and among KKR & Co. L.P. and the sellers of Avoca listed on the signature pages thereto (included in Exhibit 4.8 to the KKR & Co. L.P. Annual Report on Form 10-K filed on February 24, 2014).
4.11
Indenture dated as of May 29, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on May 29, 2014).
4.12
First Supplemental Indenture dated as of May 29, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on May 29, 2014).
4.13
Second Supplemental Indenture dated as of August 5, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).
4.14	Form of 5.125% Senior Note due 2044 (included in Exhibit 4.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on May 29, 2014).
4.15
Indenture, dated as of November 15, 2011, between the KKR Financial Holdings LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).
4.16
Supplemental Indenture, dated as of November 15, 2011, between the KKR Financial Holdings LLC, Wilmington Trust, National Association, as Trustee and Citibank, N.A., Authenticating Agent, Paying Agent and Security Registrar (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).

Exhibit Index
4.17		Form of 8.375% Senior Note due November 15, 2041 of KKR Financial Holdings LLC (included in Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on November 15, 2011).
4.18
Second Supplemental Indenture, dated as of March 20, 2012, between KKR Financial Holdings LLC, Wilmington Trust, National Association, as Trustee and Citibank, N.A., as Authenticating Agent, Paying Agent and Security Registrar (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 20, 2012).
4.19		Form of 7.500% Senior Note due March 20, 2042 of KKR Financial Holdings LLC (included in Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 20, 2012).
4.20
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
10.3
Amendment to Second Amended and Restated Limited Partnership Agreement of KKR Fund Holdings L.P. dated August 5, 2014 (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).
10.4
Amended and Restated Limited Partnership Agreement of KKR International Holdings L.P., dated August 5, 2014 (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).
10.5
Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the person from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.6	*	Form of KKR & Co. L.P. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement filed on June 3, 2010).
10.7		Tax Receivable Agreement (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Current Report on Form 8-K filed on July 20, 2010).
10.8		Amended and Restated Exchange Agreement (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed on November 3, 2010).
10.9
Amendment and Joinder Agreement to Exchange Agreement, dated as of August 5, 2014 among KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR Holdings L.P., KKR & Co. L.P., KKR Group Holdings L.P., KKR Subsidiary Partnership L.P., KKR Group Limited, and KKR International Holdings L.P. (incorporated by reference to Exhibit 10.2 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 7, 2014).
10.10
Credit Agreement, dated as of October 22, 2014, among Kohlberg Kravis Roberts & Co. L.P., KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lending institutions from time to time party thereto and HSBC Bank USA, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the KKR & Co. L.P. Current Report on Form 8-K filed October 24, 2014).

Exhibit Index
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
10.14	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.15 of the KKR & Co. L.P. Annual Report on Form 10-K filed on March 7, 2011).
10.15	*	Form of Grant Certificate (incorporated by reference to Exhibit 10.3 to the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on May 5, 2011).
10.16	*
Form of Public Company Equity Unit Award Agreement of KKR & Co. L.P. (Directors) (incorporated by reference to Exhibit 10.1 of the KKR & Co. L.P. Quarterly Report on Form 10-Q filed on August 3, 2012).
10.17	*	Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers).
10.18	**	KKR Financial Holdings LLC 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on May 4, 2007).
10.19	**
KKR Financial Holdings LLC Non-Employee Directors' Deferred Compensation and Share Award Plan (incorporated by reference to Exhibit 10.3 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on May 4, 2007).
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
32.1		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

*
Management contract or compensatory plan in which directors and/or executive officers of the Managing Partner are eligible to participate.

**
Management contract or compensatory plan in which directors and/or executive officers of KKR Financial Holdings LLC are eligible to participate.

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