Form 10-Q
period 2015-03-31
KKR & Co. L.P.
filed 2015-05-07
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, there were 441,909,905 Common Units of the registrant outstanding

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended March 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the expected synergies from the acquisitions of KKR Financial Holdings LLC, Avoca Capital, Prisma Capital Partners LP, and their affiliates may constitute forward-looking statements that are subject to the risk that the benefits and anticipated synergies from such transactions are not realized. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

References to "our Managing Partner" are to KKR Management LLC, which acts as our general partner and unless otherwise indicated, references to equity interests in KKR's business, or to percentage interests in KKR's business, reflect the aggregate equity of the KKR Group Partnerships and are net of amounts that have been allocated to our principals and other employees and non-employee operating consultants in respect of the carried interest from KKR's business as part of our "carry pool" and certain minority interests. References to "principals" are to our senior employees and non-employee operating consultants who hold interests in KKR's business through KKR Holdings L.P., which we refer to as "KKR Holdings," and references to our "senior principals" are to our senior employees who hold interests in our Managing Partner entitling them to vote for the election of its directors.

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

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Condensed Consolidated Financial Statements (Unaudited)—Note 13. Segment Reporting" and later in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Segment Balance Sheet."

This report uses the terms total distributable earnings, net realized investment income, assets under management or AUM, fee paying assets under management or FPAUM, fee related earnings or FRE, fee and yield earnings, economic net income or ENI, equity invested, gross dollars invested and syndicated capital. You should note that our calculations of these financial measures and other financial measures may differ from the calculations of other investment managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. These and other financial measures are defined in the section "Management's Discussion and Analysis of Financial Condition & Results of Operations—Key Financial Measures under GAAP—Segment Operating and Performance Measures" and "— Segment Balance Sheet —Liquidity—Liquidity Needs."

References to "our funds" or "our vehicles" refer to investment funds, vehicles and/or accounts advised, sponsored or managed by one or more subsidiaries of KKR including CLOs, unless context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund manager in which we may acquire a non-controlling interest.

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

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	March 31, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$1,306,975	$918,080
Cash and Cash Equivalents Held at Consolidated Entities	1,334,930	1,372,775
Restricted Cash and Cash Equivalents	53,362	102,991
Investments	60,971,453	60,167,626
Due from Affiliates	109,346	147,056
Other Assets	3,510,924	3,164,217
Total Assets	$67,286,990	$65,872,745

Liabilities and Equity
Debt Obligations	$11,717,676	$10,837,784
Due to Affiliates	141,649	131,548
Accounts Payable, Accrued Expenses and Other Liabilities	3,270,120	3,199,352
Total Liabilities	15,129,445	14,168,684

Commitments and Contingencies	$0	0

Redeemable Noncontrolling Interests	303,169	300,098

Equity
KKR & Co. L.P. Partners’ Capital (438,054,363 and 433,330,540 common units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	5,633,520	5,403,095
Accumulated Other Comprehensive Income (Loss)	(32,154)	(20,404)
Total KKR & Co. L.P. Partners’ Capital	5,601,366	5,382,691
Noncontrolling Interests	46,253,010	46,004,377
Appropriated Capital	—	16,895
Total Equity	51,854,376	51,403,963
Total Liabilities and Equity	$67,286,990	$65,872,745

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)

(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs”) as of March 31, 2015 and December 31, 2014. The assets of consolidated collateralized loan obligation (“CLO”) vehicles, which comprise the majority of KKR’s consolidated VIEs, are held solely as collateral to satisfy the obligations of the CLO vehicles. KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these CLO vehicles beyond KKR’s beneficial interest therein and management fees generated from the CLO vehicles. The assets in each CLO vehicle can be used only to settle the debt of the related CLO vehicle. The noteholders and other creditors of the CLO vehicles have no recourse to KKR’s general assets. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any ongoing financial support to the CLO vehicles.

	March 31, 2015	December 31, 2014
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$786,701	$1,046,018
Investments	8,049,472	8,559,967
Other Assets	220,079	129,949
Total Assets	$9,056,252	$9,735,934

Liabilities
Debt Obligations	$7,158,322	$7,615,340
Accounts Payable, Accrued Expenses and Other Liabilities	544,680	638,953
Total Liabilities	$7,703,002	$8,254,293

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended March 31,
	2015	2014
Revenues
Fees and Other	$291,345	$302,926

Expenses
Compensation and Benefits	364,999	331,038
Occupancy and Related Charges	15,732	15,408
General, Administrative and Other	134,302	126,725
Total Expenses	515,033	473,171

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,919,825	1,972,180
Dividend Income	78,815	96,704
Interest Income	296,158	161,960
Interest Expense	(111,963)	(34,731)
Total Investment Income (Loss)	2,182,835	2,196,113

Income (Loss) Before Taxes	1,959,147	2,025,868

Income Taxes	16,138	21,702

Net Income (Loss)	1,943,009	2,004,166
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,933	10,637
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,670,569	1,783,488

Net Income (Loss) Attributable to KKR & Co. L.P.	$270,507	$210,041

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.62	$0.72
Diluted	$0.57	$0.65
Weighted Average Common Units Outstanding
Basic	434,874,820	293,490,461
Diluted	472,225,344	325,104,229

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2015	2014
Net Income (Loss)	$1,943,009	$2,004,166

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(22,426)	5,343

Comprehensive Income (Loss)	1,920,583	2,009,509

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,933	10,637
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,659,564	1,787,760

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$259,086	$211,112

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2014	288,143,327	$2,727,909	$(5,899)	$43,235,001	$—	$45,957,011	$627,807
Net Income (Loss)		210,041		1,775,868	7,620	1,993,529	10,637
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			1,071	4,184	88	5,343
Exchange of KKR Holdings L.P. Units and Other Exchangeable Securities to KKR & Co. L.P. Common Units	11,011,561	144,795	(274)	(144,521)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		4,508	108			4,616
Net Delivery of Common Units-Equity Incentive Plan	1,199,400	28,379				28,379
Equity Based Compensation		39,353		38,175		77,528
Acquisitions				56,495		56,495
Capital Contributions				4,564,205		4,564,205	45,418
Capital Distributions		(138,308)		(3,666,167)		(3,804,475)	(18,286)
Balance at March 31, 2014	300,354,288	$3,016,677	$(4,994)	$45,863,240	$7,708	$48,882,631	$665,576

	KKR & Co. L.P.
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2015	433,330,540	$5,403,095	$(20,404)	$46,004,377	$16,895	$51,403,963	$300,098
Net Income (Loss)		270,507		1,670,569		1,941,076	1,933
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(11,421)	(11,005)		(22,426)
Cumulative-effect adjustment from adoption of accounting guidance		(307)			(16,895)	(17,202)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	4,723,823	59,495	(405)	(59,090)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		198	76			274
Equity Based Compensation		52,265		24,285		76,550
Capital Contributions		0		1,880,114		1,880,114	2,485
Capital Distributions		(151,733)		(3,256,240)		(3,407,973)	(1,347)
Balance at March 31, 2015	438,054,363	$5,633,520	$(32,154)	$46,253,010	$—	$51,854,376	$303,169

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net Income (Loss)	$1,943,009	$2,004,166
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	76,550	77,528
Net Realized (Gains) Losses on Investments	(1,805,787)	(750,627)
Change in Unrealized (Gains) Losses on Investments	(114,038)	(1,221,553)
Other Non-Cash Amounts	(41,658)	(16,433)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(18,665)	(325,902)
Change in Due from / to Affiliates	32,340	(12,768)
Change in Other Assets	208,921	(49,654)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	264,915	402,910
Investments Purchased	(5,656,487)	(10,400,657)
Proceeds from Sale of Investments and Principal Payments	6,054,272	9,389,630
Net Cash Provided (Used) by Operating Activities	943,372	(903,360)

Investing Activities
Change in Restricted Cash and Cash Equivalents	49,629	(7,667)
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(3,783)	(1,888)
Development of Oil and Natural Gas Properties	(42,791)	—
Proceeds from Sale of Oil and Natural Gas Properties	4,863	—
Net Cash Acquired (Paid for Acquisitions)	—	(58,922)
Net Cash Provided (Used) by Investing Activities	7,918	(68,477)

Financing Activities
Distributions to Partners	(151,733)	(138,308)
Distributions to Redeemable Noncontrolling Interests	(1,347)	(18,286)
Contributions from Redeemable Noncontrolling Interests	2,485	45,418
Distributions to Noncontrolling Interests	(3,256,240)	(3,666,167)
Contributions from Noncontrolling Interests	1,880,114	4,564,205
Net Delivery of Common Units - Equity Incentive Plan	—	28,379
Proceeds from Debt Obligations	1,808,100	308,435
Repayment of Debt Obligations	(837,235)	(133,297)
Financing Costs Paid	(6,539)	—
Net Cash Provided (Used) by Financing Activities	(562,395)	990,379

Net Increase/(Decrease) in Cash and Cash Equivalents	388,895	18,542
Cash and Cash Equivalents, Beginning of Period	918,080	1,306,383
Cash and Cash Equivalents, End of Period	$1,306,975	$1,324,925

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$100,334	$40,143
Payments for Income Taxes	$9,472	$7,656
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$76,550	$77,528
Cumulative effect adjustment from adoption of accounting guidance	$(17,202)	$—
Debt Obligations-Foreign Exchange Gains (Losses), Translation and Other	$(100,525)	$(7,356)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$274	$4,616
Net Assets Acquired
Cash and Cash Equivalents Held at Consolidated Entities	$—	$150,302
Investments	$—	$1,247,079
Other Assets	$—	$109,557
Debt Obligations	$—	$1,150,551
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$153,892

See notes to condensed consolidated financial statements.

1. ORGANIZATION

KKR & Co. L.P. (NYSE: KKR), together with its consolidated subsidiaries (“KKR”), is a leading global investment firm that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, credit and hedge funds. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world class people, and driving growth and value creation at the asset level. KKR invests its own capital alongside the capital it manages for fund investors and brings debt and equity investment opportunities to others through its capital markets business.

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of March 31, 2015, KKR & Co. L.P. held approximately 54% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 46% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues new KKR & Co. L.P. common units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the “financial statements”), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in KKR’s Annual Report on Form 10-K for the year ended December 31, 2014, which include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of KKR’s investment management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds and certain other entities including certain CLOs. References in the accompanying financial statements to “principals” are to KKR’s senior employees and non-employee operating consultants who hold interests in KKR’s business through KKR Holdings, and references to “Senior Principals” are to KKR’s senior employees who hold interests in the Managing Partner entitling them to vote for the election of the Managing Partner’s directors.

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

Certain of KKR’s funds and CLOs are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds and CLOs. KKR’s financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and CLOs on a gross basis, and the majority of the economic interests in those funds and CLOs, which are held by fund investors or other third parties, are attributed to noncontrolling interests in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds and CLOs are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by noncontrolling interests, KKR’s attributable share of the net income (loss) from those funds and CLOs is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners’ capital.

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

Variable Interest Entities — Collateralized Loan Obligations

As of January 1, 2015, KKR has adopted the measurement alternative included in ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”), and has applied the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2015. Refer to the condensed consolidated statements of changes in equity.
Pursuant to ASU 2014-13, KKR measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. KKR believes the fair value of the financial assets of the consolidated CLOs, which are Level II assets within the GAAP hierarchical levels, are more observable than the fair value of the financial liabilities of the consolidated CLOs, which are Level III liabilities. As a result, the financial assets of the consolidated CLOs are being measured at fair value and the financial liabilities are being measured in consolidation as: (1) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and KKR’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by KKR) using a reasonable and consistent methodology. Under the measurement alternative, KKR’s condensed consolidated net income (loss) reflects KKR’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by KKR and (ii) beneficial interests that represent compensation for collateral management services.
Prior to the adoption of ASU 2014-13, KKR elected the fair value option for the assets and liabilities of the consolidated CLO vehicles. KKR accounted for the difference between the fair value of the assets and the fair value of the liabilities of the consolidated CLOs in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. This amount was attributed to KKR and third party beneficial interest holders based on each beneficial holder’s residual interest in the consolidated CLOs. The amount attributed to third party beneficial interest holders was reflected in the condensed consolidated statements of operations in Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital and in the condensed consolidated statements of financial condition in Appropriated Capital within Equity. The amount was recorded as Appropriated Capital since the other holders of the CLOs’ beneficial interests, not KKR, received the benefits or absorbed the losses associated with their proportionate share of the CLOs’ assets and liabilities.
Business Combinations

Acquisitions are accounted for using the acquisition method of accounting. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the estimated fair values at the acquisition date. Transaction costs are expensed as incurred.

Oil and Natural Gas Properties

KKR proportionately consolidates working and royalty interests in oil and natural gas producing properties, which as a result of the acquisition of KKR Financial Holdings LLC ("KFN") on April 30, 2014 became more significant.

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

Whenever events or changes in circumstances indicate that the carrying amounts of oil and natural gas properties may not be recoverable, KKR evaluates the proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. Unproved oil and natural gas properties are assessed periodically and, at a minimum, annually on a property-by-property basis, and any impairment in value is recognized when incurred and is recorded in General, Administrative, and Other expense in the condensed consolidated statements of operations.

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

(iii)
certain former principals and their designees representing a portion of the carried interest received by the general partners of KKR’s private equity funds that was allocated to them with respect to private equity investments made during such former principals’ tenure with KKR prior to October 1, 2009;

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three months ended March 31,
	2015	2014
Balance at the beginning of the period	$4,661,679	$5,116,761
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	239,008	300,814
Other comprehensive income (loss), net of tax (b)	(11,077)	2,469
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(58,140)	(144,521)
Equity based compensation	20,517	35,150
Capital contributions	250	460
Capital distributions	(132,274)	(192,642)
Balance at the end of the period	$4,719,963	$5,118,491

(a)	Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(b)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

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

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three months ended March 31,
	2015	2014
Net income (loss)	$1,943,009	$2,004,166
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	1,933	10,637
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities and appropriated capital	1,431,561	1,482,674
Plus: Income taxes attributable to KKR Management Holdings Corp.	6,053	10,947
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$515,568	$521,802

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$239,008	$300,814

Investments

Investments consist primarily of private equity, real assets, credit, investments of consolidated CLOs, and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, “Investments.”

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

Other —Consists primarily of (i) investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit and investments of consolidated CLOs as well as (ii) equity method investments.

Equity Method

Equity method investments include (i) certain investments in private equity funds, real assets funds and credit funds, which are not consolidated, and (ii) certain investments in operating companies in which KKR is deemed to exert significant influence. Under the equity method of accounting, KKR’s share of earnings (losses) from equity method investments is reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Because the underlying investments of unconsolidated investment funds are reported at fair value, the carrying value of these equity method investments representing KKR’s interests in unconsolidated funds approximates fair value. The carrying value of equity method investments in certain operating companies, which KKR is determined to exert significant influence, is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR’s respective ownership percentage, less distributions. In some cases, KKR has elected the fair value option to account for certain of these equity method investments.

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

For investments and other financial instruments that are not held in a consolidated fund or vehicle, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated funds and vehicles. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodologies applied to investments and other financial instruments that are held in consolidated funds and vehicles. In addition, KKR has elected the fair value option for the investments of the consolidated CLO vehicles.

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the condensed consolidated statements of financial condition (excluding fixed assets, goodwill, intangible assets, oil & gas assets, net, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on KKR’s debt obligations are presented in Note 9, “Debt Obligations.”

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors. See Note 5, “Fair Value Measurements” for further information on KKR’s valuation techniques that involve unobservable inputs. Assets and liabilities recorded at fair value in the statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities. The hierarchical levels defined under GAAP are as follows:

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities, debt and securities sold short.

Level II

Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, investments and debt obligations of consolidated CLOs (beginning on January 1, 2015), convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments, credit investments and debt obligations of consolidated CLOs (prior to January 1, 2015) for which a sufficiently liquid trading market does not exist.

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

Level II Valuation Methodologies

Financial assets and liabilities categorized as Level II consist primarily of credit investments, investments and debt obligations of consolidated CLOs, convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts.

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

CLO Debt Obligations: Beginning on January 1, 2015 with the adoption of ASU 2014-13, KKR measures CLO debt obligations on the basis of the fair value of the financial assets of the CLO.

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 55.4% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

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

Real Assets Investments: Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments. Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Energy investments are generally valued using a discounted cash flow analysis. Key inputs used in this methodology that require estimates include the weighted average cost of capital. In addition, the valuations of energy investments generally incorporate both commodity prices as quoted on indices and long-term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Certain energy investments do not include an illiquidity discount. Long-term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the energy investment portfolio associated with future development and to reflect a range of price expectations. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Key inputs used in such methodologies that require estimates include an unlevered discount rate and current capitalization rate, and certain real estate investments do not include a minimum illiquidity discount. The valuations of real assets investments also use other inputs.

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

Other Investments: With respect to other investments including equity method investments for which the fair value election has been made, KKR generally employs the same valuation methodologies as described above for private equity investments when valuing these other investments.

CLO Debt Obligations: Prior to January 1, 2015 and the adoption of ASU 2014-13, collateralized loan obligation senior secured and subordinated notes were initially valued at the transaction price and were subsequently valued using a third party valuation service. The approach used to estimate the fair values was the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. The debt obligations were discounted based on the appropriate yield curve given the debt obligation's respective maturity and credit rating. The most significant inputs to the valuation of these financial instruments were default and loss expectations and discount margins. As described above in Fair Value Measurements - Summary of Significant Accounting Policies - Level II Valuation Methodologies, beginning on January 1, 2015, with the adoption of ASU 2014-13, KKR measures CLO debt obligations on the basis of the fair value of the financial assets of the CLO.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit (including investments held by consolidated CLOs) and other investments. The Private Markets valuation committee is assisted by subcommittees in the valuation of real asset investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams or subcommittees for real asset investments include investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which are less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. For most investments classified as Level III in Public Markets, in general, an independent valuation firm is engaged by KKR to provide third party valuations, or ranges of valuations from which KKR’s investment professionals select a point in the range to determine the preliminary valuation, or an independent valuation firm is engaged by KKR to perform certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. All preliminary valuations in Private Markets and Public Markets are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm’s management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.

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

For the three months ended March 31, 2015 and 2014, respectively, fees and other consisted of the following:

	Three Months Ended March 31,
	2015	2014
Monitoring Fees	$111,525	$52,349
Transaction Fees	92,605	155,154
Management Fees	48,205	50,185
Oil and Gas Revenue	24,944	17,781
Consulting Fees	8,427	10,351
Incentive Fees	5,639	17,106
Total Fees and Other	$291,345	$302,926

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

Monitoring, Transaction, Management, Consulting, and Incentive Fees Recognition

Monitoring, transaction, management, consulting and incentive fees are recognized when earned based on the contractual terms of the governing agreements and coincides with the period during which the related services are performed. In the case of transaction fees, the fees are recognized upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

Oil and Gas Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The oil and gas producing entities consolidated by KKR follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which the entity is entitled based on KKR’s working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup their entitled share through future production. Under the sales method, no receivables are recorded when these entities have taken less than their share of production and no payables are recorded when it has taken more than its share of production unless reserves are not sufficient.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB proposed to defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. A full retrospective or modified retrospective approach is required. KKR is currently evaluating the impact the adoption of this guidance may have on its financial statements, including with respect to the timing of the recognition of carried interest.

Measurement of Financial Assets and Liabilities - Consolidated Collateralized Financing Entities

In August 2014, the FASB issued ASU 2014‑13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“CFE”), such as CLOs. ASU 2014‑13 provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and this guidance was early adopted by KKR on January 1, 2015 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period. Refer above to Variable Interest Entities - Collateralized Loan Obligations.
Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted, and a prospective approach is required. The adoption of this guidance is not expected to have a material impact on KKR’s financial statements.

Derivatives and Hedging

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16"). The guidance in ASU 2014-16 states that implied substantive terms and features of a hybrid financial instrument issued in the form of a stock should weigh each term and feature on the basis of relevant facts and circumstances. An entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. ASU 2014-16 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a retrospective approach is permitted but not required. The adoption of this guidance is not expected to have a material impact on KKR's financial statements.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance in ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. ASU 2015-02 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. KKR is evaluating the impact on its financial statements and expects to deconsolidate certain investment funds, vehicles and entities upon adoption of this guidance.

Interest - Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The guidance in ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and a retrospective approach is required. The adoption of this guidance is not expected to have a material impact on KKR’s financial statements.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$1,619,876	$271,278	$635,069	$1,045,459
Credit and Other (a)	42,826	(275,975)	159,780	134,845
Investments of Consolidated CLOs (a)	(17,271)	92,903	(225)	16,450
Real Assets (a)	—	(100,112)	2,655	(10,353)
Foreign Exchange Forward Contracts and Options (b)	133,931	323,310	(8,439)	9,283
Securities Sold Short (b)	(1,637)	(21,802)	(16,013)	23,989
Other Derivatives	(7,679)	9,439	(18,009)	5,161
Foreign Exchange Gains (Losses) on Debt Obligations (c)	11,017	(108,511)	(2,236)	(2,882)
Foreign Exchange Gains (Losses) and Other (d)	24,724	(76,492)	(1,955)	(399)
Total Net Gains (Losses) from Investment Activities	$1,805,787	$114,038	$750,627	$1,221,553

(a)	See Note 4 “Investments.”

(b)	See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)	See Note 9 "Debt Obligations."

(d)	Foreign Exchange Gains (Losses) includes foreign exchange gains (losses) on cash and cash equivalents and cash and cash equivalents held at consolidated entities.

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Private Equity	$37,912,609	$38,222,255	$28,736,938	$29,317,314
Credit	6,985,924	6,702,740	7,391,974	6,906,583
Investments of Consolidated CLOs	8,049,472	8,559,967	8,211,888	8,815,286
Real Assets	3,874,099	3,130,404	6,197,448	5,354,191
Other	4,149,349	3,552,260	3,851,655	3,182,917
Total Investments	$60,971,453	$60,167,626	$54,389,903	$53,576,291

As of March 31, 2015, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance Inc. of $4.4 billion and First Data Corporation of $4.2 billion. As of December 31, 2014, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance Inc. of $5.5 billion and First Data Corporation of $3.8 billion. In addition, as of March 31, 2015 and December 31, 2014, investments totaling $10.1 billion and $11.4 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 9 “Debt Obligations.”

The following table represents private equity investments by industry as of March 31, 2015 and December 31, 2014:

	Fair Value
	March 31, 2015	December 31, 2014
Health Care	$9,652,931	$10,269,605
Financial Services	6,111,757	5,691,815
Technology	4,520,091	4,262,800
Retail	4,359,055	4,141,276
Manufacturing	4,217,880	4,227,859
Other	9,050,895	9,628,900
	$37,912,609	$38,222,255

In the table above, other investments represent private equity investments in the following industries: Consumer Products, Education, Forestry, Media, Services, Telecommunications, Transportation, Hotel/Leisure, Packaging, Mining, Agriculture and Recycling. None of these industries represents more than 10% of total private equity investments as of March 31, 2015.

The majority of the securities underlying private equity investments represent equity securities. As of March 31, 2015 and December 31, 2014, the fair value of investments that were other than equity securities amounted to $602.2 million and $577.0 million, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s assets and liabilities reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of March 31, 2015 and December 31, 2014 including those investments, other financial instruments and debt obligations of consolidated CLOs for which the fair value option has been elected. Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$6,773,425	$5,006,969	$26,132,215	$37,912,609
Credit	—	2,759,699	4,226,225	6,985,924
Investments of Consolidated CLOs	—	7,895,816	153,656	8,049,472
Real Assets	—	—	3,874,099	3,874,099
Other	806,462	432,407	2,381,303	3,620,172
Total	7,579,887	16,094,891	36,767,498	60,442,276

Foreign Exchange Contracts and Options	—	871,040	—	871,040
Other Derivatives	1,553	14,696	—	16,249
Total Assets	$7,581,440	$16,980,627	$36,767,498	$61,329,565

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$5,940,470	$6,005,764	$26,276,021	$38,222,255
Credit	—	2,510,038	4,192,702	6,702,740
Investments of Consolidated CLOs	—	8,467,472	92,495	8,559,967
Real Assets	—	—	3,130,404	3,130,404
Other	573,983	276,051	2,133,001	2,983,035
Total	6,514,453	17,259,325	35,824,623	59,598,401

Foreign Exchange Contracts and Options	—	517,088	—	517,088
Other Derivatives	2,246	9,651	—	11,897
Total Assets	$6,516,699	$17,786,064	$35,824,623	$60,127,386

Liabilities, at fair value:

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$583,069	$576	$—	$583,645
Foreign Exchange Contracts and Options	—	102,598	—	102,598
Unfunded Revolver Commitments	—	4,788	—	4,788
Other Derivatives	—	71,266	—	71,266
Total Liabilities	$583,069	$179,228	$—	$762,297

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$630,794	$2,338	$—	$633,132
Foreign Exchange Contracts and Options	—	71,956	—	71,956
Unfunded Revolver Commitments	—	3,858	—	3,858
Other Derivatives	—	75,150	—	75,150
Debt Obligations of Consolidated CLOs	—	—	7,615,340	7,615,340
Total Liabilities	$630,794	$153,302	$7,615,340	$8,399,436

The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31, 2015
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Total Level III Investments	Debt Obligations of Consolidated CLOs
Balance, Beg. of Period	$26,276,021	$4,192,702	$92,495	$3,130,404	$2,133,001	35,824,623	$7,615,340
Transfers In (1)	—	16,706	108,340	—	1,187	126,233	—
Transfers Out (2)	(1,212,235)	(12,860)	—	—	(1,710)	(1,226,805)	—
Acquisitions	—	—	—	—	—	—	—
Purchases	688,776	433,196	1,308	853,770	414,362	2,391,412	—
Sales	(327,054)	(196,667)	(3,138)	(9,963)	(99,163)	(635,985)	—
Settlements	—	57,567	(883)	—	1,969	58,653	—
Net Realized Gains (Losses)	145,084	(6,536)	—	—	1,229	139,777	—
Net Unrealized Gains (Losses)	561,623	(257,883)	(44,466)	(100,112)	(69,572)	89,590	—
Change in Accounting Principle (3)	—	—	—	—	—	—	(7,615,340)
Change in Other Comprehensive Income	—	—	—	—	—	—	—
Balance, End of Period	$26,132,215	$4,226,225	$153,656	$3,874,099	$2,381,303	36,767,498	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities	$712,482	$(289,389)	$(44,466)	$(100,112)	$(71,431)	207,084	$—

	Three Months Ended March 31, 2014
	Level III Assets						Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CLOs	Real Assets	Other	Total Level III Investments	Debt Obligations of Consolidated CLOs
Balance, Beg. of Period	$29,082,505	$1,944,464	$—	$3,300,674	$348,486	$34,676,129	$—
Transfers In (1)	—	—	—	—	—	—	—
Transfers Out (2)	(1,258,584)	—	—	—	—	(1,258,584)	—
Acquisitions	—	—	—	—	—	—	1,150,551
Purchases	2,122,439	453,205	—	496,219	406,465	3,478,328	—
Sales	(24,131)	(134,166)	—	(4,669)	(19,207)	(182,173)	—
Settlements	—	15,720	—	—	—	15,720	—
Net Realized Gains (Losses)	(695,318)	28,734	—	2,655	176	(663,753)	—
Net Unrealized Gains (Losses)	1,649,418	9,409	—	(13,951)	42,718	1,687,594	2,239
Change in Other Comprehensive Income	—	—	—	—	—	—	—
Balance, End of Period	$30,876,329	$2,317,366	$—	$3,780,928	$778,638	$37,753,261	$1,152,790

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities	$954,100	$38,032	$—	$(13,951)	$43,665	$1,021,846	$2,239

(1)
The Transfers In noted in the tables above for credit, investments of consolidated CLOs and other investments are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

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

(3)
Upon adoption of ASU 2014-13, the debt obligations of consolidated CLOs are no longer Level III financial liabilities under the GAAP fair value hierarchy. As of March 31, 2015, the debt obligations of consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLO and are classified as Level II financial liabilities. See Note 2 " Summary of Significant Accounting Policies".

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There were no transfers between Level I and Level II during the three months ended March 31, 2015. There was one transfer for $318.9 million between Level I and Level II for private equity investments during the three months ended March 31, 2014 attributable to a portfolio company that is now valued using its publicly traded market price.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured at fair value and categorized within Level III as of March 31, 2015:

	Fair Value March 31, 2015	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity Investments	$26,132,215

Financial Services	$5,683,574	Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	10.2%	10% - 15%	Decrease
			Weight Ascribed to Market Comparables	43.0%	38% - 100%	(4)
			Weight Ascribed to Discounted Cash Flow	38.3%	0% - 50%	(5)
			Weight Ascribed to Transaction Price	18.7%	0% - 25%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	13.0x	11.4x - 13.4x	Increase
			Enterprise Value/Forward EBITDA Multiple	11.4x	10.4x - 11.7x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	11.1%	9.5% - 11.5%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10.4x	10.0x - 10.5x	Increase

Technology	$4,276,447	Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	7.3%	0% - 20%	Decrease
			Weight Ascribed to Market Comparables	32.9%	0% - 100%	(4)
			Weight Ascribed to Discounted Cash Flow	32.8%	0% - 50%	(5)
			Weight Ascribed to Transaction Price	34.3%	0% - 100%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	12.1x	5.9x - 15.9x	Increase
			Enterprise Value/Forward EBITDA Multiple	10.9x	5.3x - 12.9x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	12.1%	8.1% - 20.7%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9.0x	5.5x - 10.0x	Increase

Healthcare	$3,452,306	Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	6.1%	2.5% - 15%	Decrease
			Weight Ascribed to Market Comparables	26.0%	0% - 50%	(4)
			Weight Ascribed to Discounted Cash Flow	35.7%	12.5% - 100%	(5)
			Weight Ascribed to Transaction Price	38.3%	0% - 75%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	11.2x	9.6x - 13.2x	Increase
			Enterprise Value/Forward EBITDA Multiple	10.5x	8.8x - 11.9x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	11.7%	9.0% - 13.2%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10.3x	7.5x - 11.5x	Increase

Retail	$3,428,590	Inputs to market comparable, discounted cash flow and transaction	Illiquidity Discount	7.7%	5% - 20%	Decrease
			Weight Ascribed to Market Comparables	44.5%	0% - 50%	(4)
			Weight Ascribed to Discounted Cash Flow	44.6%	37.5% - 100%	(5)
			Weight Ascribed to Transaction Price	10.9%	0% - 25%	(6)

	Fair Value March 31, 2015		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range		Impact to Valuation from an Increase in Input (3)
Retail (cont.)			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.0x	7.0x - 14.3x	(7)	Increase
				Enterprise Value/Forward EBITDA Multiple	9.6x	6.7x - 11.0x	(7)	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.6%	9.0% - 22.2%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.1x	6.0x - 10.8x		Increase

Manufacturing	$3,392,657		Inputs to both market comparable and discounted cash flow	Illiquidity Discount	8.5%	5% - 21%		Decrease
				Weight Ascribed to Market Comparables	46.1%	33.3% - 50%		(4)
				Weight Ascribed to Discounted Cash Flow	53.9%	50% - 66.7%		(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.6x	6.8x - 19.6x		Increase
				Enterprise Value/Forward EBITDA Multiple	10.6x	7.5x - 14.6x		Increase
				Control Premium	20.0%	20% - 20%	(8)	Increase
			Discounted cash flow	Weighted Average Cost of Capital	14.0%	9.5% - 20.6%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.6x	7.0x - 10.5x		Increase

Other	$5,898,641		Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	11.6%	5% - 20%		Decrease
				Weight Ascribed to Market Comparables	47.3%	0% - 100%		(4)
				Weight Ascribed to Discounted Cash Flow	52.7%	0% - 100%		(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.9x	6.9x - 19.7x		Increase
				Enterprise Value/Forward EBITDA Multiple	10.7x	6.5x - 14.8x		Increase
				Control Premium	15.8%	10% - 20%	(8)	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.8%	8% - 25.3%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.9x	6.5x - 12.0x		Increase

Real Assets	$3,874,099

Energy	$1,615,253		Discounted cash flow	Weighted Average Cost of Capital	12.6%	8.9% - 17.6%		Decrease
				Average Price Per BOE (12)	$30.50	$25.46 - $33.97		Increase

Infrastructure	$944,891		Discounted cash flow	Weighted Average Cost of Capital	7.8%	5.7% - 12.5%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.7x	7.8x - 10.0x		Increase

Real Estate	$1,313,955		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	31.1%	0% - 100%		(10)
				Weight Ascribed to Discounted Cash Flow	68.9%	0% - 100%		(5)
			Direct Income Capitalization	Current Capitalization Rate	7.0%	4.5% - 11.9%		Decrease
			Discounted cash flow	Unlevered Discount Rate	9.7%	7.3% - 20%		Decrease

Credit (11)	$4,379,881	(9)	Yield Analysis	Yield	11.3%	5.9% - 22.4%		Decrease
				Net Leverage	5.3x	0.4x - 12.6x		Decrease
				EBITDA Multiple	8.0x	0.7x - 14.9x		Increase

In the table above, Other Investments, within private equity investments, represents the following industries: Consumer Products, Education, Forestry, Media, Services, Telecommunications, Transportation, Hotels/Leisure, Mining, Agriculture and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of March 31, 2015.

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

(5)
The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level III investments if the discounted cash flow approach results in a higher valuation than the market comparables approach, transaction price and direct income capitalization approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach and transaction price.

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

(7)
Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 31.4x and 21.3x, respectively. The exclusion of this investment does not impact the weighted average.

(8)
Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(9)	Amounts include $504.0 million of investments that were valued using dealer quotes or third party valuation firms.

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

(12)
The total Energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent, or BOE, is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 36% liquids and 64% natural gas.

In the table above, certain private equity investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of private equity investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction.

The table above excludes Other Investments in the amount of $2.4 billion comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three months ended March 31, 2015 and 2014, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net Income (Loss) Attributable to KKR & Co. L.P.	$270,507	$210,041

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	434,874,820	293,490,461
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.62	$0.72

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	434,874,820	293,490,461
Weighted Average Unvested Common Units and Other Exchangeable Securities	37,350,524	31,613,768
Weighted Average Common Units Outstanding - Diluted	472,225,344	325,104,229
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.57	$0.65

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

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted Average KKR Holdings Units Outstanding	375,836,317	399,474,991

For the three months ended March 31, 2015 and 2014, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	March 31, 2015	December 31, 2014
Foreign Exchange Contracts and Options (a)	$871,040	$517,088
Interest, Dividend and Notes Receivable (b)	617,626	594,288
Due from Broker (c)	467,933	561,554
Oil & Gas Assets, net (d)	455,481	460,658
Unsettled Investment Sales (e)	291,983	176,622
Deferred Tax Assets, net	266,289	237,982
Intangible Assets, net (f)	196,688	209,202
Goodwill (f)	89,000	89,000
Fixed Assets, net (g)	75,492	76,247
Receivables	56,244	55,876
Deferred Financing Costs	50,732	46,058
Derivative Assets	16,249	11,897
Deferred Transaction Related Expenses	14,218	14,981
Prepaid Expenses	13,890	8,812
Prepaid Taxes	6,334	31,267
Other	21,725	72,685
Total	$3,510,924	$3,164,217

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

(b)
Represents interest and dividend receivables and promissory notes due from third parties. The promissory notes bear interest at rates ranging from 2.0% -3.0% per annum and mature between 2016 and 2018.

(c)	Represents amounts held at clearing brokers resulting from securities transactions.

(d)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization.

(e)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(f)     See Note 15 “Goodwill and Intangible Assets.”

(g)
Net of accumulated depreciation and amortization of $126,823 and $122,908 as of March 31, 2015 and December 31, 2014, respectively. Depreciation and amortization expense of $3,914 and $4,047 for the three months ended March 31, 2015 and 2014, respectively, is included in General, Administrative and Other in the accompanying condensed consolidated statements of operations.

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2015	December 31, 2014
Amounts Payable to Carry Pool (a)	$1,154,424	$1,100,943
Unsettled Investment Purchases (b)	679,747	891,649
Securities Sold Short (c)	583,645	633,132
Due to Broker (d)	249,990	72,509
Accounts Payable and Accrued Expenses	103,497	130,023
Foreign Exchange Contracts and Options (e)	102,598	71,956
Derivative Liabilities	71,266	75,150
Accrued Compensation and Benefits	64,946	17,799
Interest Payable	63,399	61,643
Contingent Consideration Obligation (f)	42,600	40,600
Deferred Rent and Income	24,433	26,894
Taxes Payable	9,067	6,362
Other Liabilities	120,508	70,692
Total	$3,270,120	$3,199,352

(a)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(c)
Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at March 31, 2015 and December 31, 2014 were $556,782 and $628,071, respectively.

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

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, which was $318.5 million at March 31, 2015. Accordingly disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2015, KKR's commitments to these unconsolidated investment funds was $11.6 million. KKR has not provided any financial support other than its obligated amount as of March 31, 2015.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the condensed consolidated statements of financial condition. KKR earns management fees, including subordinated management fees, for managing the collateral of the CLO vehicles. At March 31, 2015, combined assets under management in the pools of unconsolidated CLO vehicles were $2.1 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $1.1 million at March 31, 2015. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of March 31, 2015 and December 31, 2014, the maximum exposure to loss, before allocations to the carry pool, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2015	December 31, 2014
Investments	$319,603	$375,061
Due from Affiliates, net	599	3,478
Maximum Exposure to Loss	$320,202	$378,539

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

In addition, consolidated CLO vehicles issue debt securities to third party investors which are collateralized by assets held by the CLO vehicle. KKR bears no obligation with respect to financing arrangements at KKR’s consolidated CLO vehicles. Debt securities issued by CLO vehicles are supported solely by the assets held at the CLO vehicles and are not collateralized by assets of any other KKR entity. As described in Note 2 to these condensed consolidated financial statements, as a result of the adoption of ASU 2014-13, KKR measures debt securities of consolidated CLOs on the basis of the fair value of the financial assets of the CLO.

KKR’s borrowings consisted of the following:

	March 31, 2015				December 31, 2014
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	403,000	97,000	97,000	(i)	473,000	27,000	27,000	(i)
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (a)	—	498,856	587,000	(j)	—	498,804	583,692	(j)
KKR Issued 5.500% Notes Due 2043 (b)	—	494,692	541,250	(j)	—	494,644	566,250	(j)
KKR Issued 5.125% Notes Due 2044 (c)	—	998,553	1,039,000	(j)	—	493,214	539,797	(j)
KFN Issued 8.375% Notes Due 2041 (d)	—	290,567	289,947	(k)	—	290,861	287,359	(k)
KFN Issued 7.500% Notes Due 2042 (e)	—	123,585	125,488	(k)	—	123,663	125,856	(k)
KFN Issued Junior Subordinated Notes (f)	—	247,320	221,775		—	246,907	228,087
Other Consolidated Debt Obligations:
KKR Fund Financing Facilities (g)	3,048,109	1,808,781	1,808,781	(l)	2,150,819	1,047,351	1,047,351	(l)
CLO Vehicles (h)	—	7,158,322	7,158,322		—	7,615,340	7,615,340
	$4,451,109	$11,717,676	$11,868,563		$3,623,819	$10,837,784	$11,020,732

(a)     $500 million aggregate principal amount of 6.375% senior notes of KKR due 2020.
(b)     $500 million aggregate principal amount of 5.500% senior notes of KKR due 2043.

(c)	$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044.

(d)	KKR consolidates KFN and thus reports KFN’s outstanding $259 million aggregate principal amount of 8.375% senior notes due 2041.

(e)	KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042.

(f)
KKR consolidates KFN and thus reports KFN’s outstanding $284 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 5.4% and the weighted average years to maturity is 21.5 years as of March 31, 2015. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(g)
Certain of KKR’s investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 2.5% and 2.9% as of March 31, 2015 and December 31, 2014, respectively. In addition, the weighted average years to maturity is 2.6 years and 2.9 years as of March 31, 2015 and December 31, 2014, respectively.

(h)
The debt obligations of consolidated CLO vehicles are carried at fair value. As of March 31, 2015, the debt obligations of consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLO and are classified as Level II financial liabilities. See Note 5 “Fair Value Measurements.”

(i)        Carrying value approximates fair value given the credit facility's interest rate is variable.

(j)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(k)	The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

(l)	Carrying value approximates fair value given the fund financing facilities’ interest rates are variable.

2044 Senior Notes

On March 18, 2015, KKR Group Finance Co. III LLC, a subsidiary of KKR Management Holdings Corp., issued an additional $500 million aggregate principal amount of its 5.125% Senior Notes due 2044 (the "Notes"), under the indenture dated as of May 29, 2014, which were priced at 101.062%. The Notes are unsecured and unsubordinated obligations of the issuer and will mature on June 1, 2044, unless earlier redeemed or repurchased. The Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The Notes constitute an additional issuance of the issuer’s 5.125% Senior Notes due 2044, $500 million aggregate principal amount of which were previously issued and are outstanding (the “Existing Notes” and together with the Notes are referred to hereafter as the “2044 Senior Notes”). The Notes form a single series with the Existing Notes. The terms of the Notes are identical to the terms of the Existing Notes, except for the issue date, issue price, the first payment date, June 1, 2015, and the date from which interest begins to accrue.

Debt Obligations of Consolidated CLOs

As of March 31, 2015, debt obligations of consolidated CLOs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes	$6,907,430	1.9%	8.5
Subordinated Notes	250,892	(a)	8.2
	$7,158,322

(a) The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period ended March 31, 2015, if any.
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of March 31, 2015, the fair value of the consolidated CLO assets was $9.1 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

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

The effective tax rates were 0.82% and 1.07% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by third parties or by KKR Holdings, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three month period ended March 31, 2015, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

11. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three months ended March 31, 2015 and 2014, respectively.

	Three months ended March 31,
	2015	2014
Equity Incentive Plan Units	$52,265	$39,353
KKR Holdings Principal Awards	2,518	10,222
Other Exchangeable Securities	3,768	3,024
KKR Holdings Restricted Equity Units	128	110
Discretionary Compensation	17,871	24,819
Total	$76,550	$77,528

Equity Incentive Plan

Under the Equity Incentive Plan, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. L.P. common units. Vested awards under the Equity Incentive Plan dilute KKR & Co. L.P. common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR Group Partnerships.

The total number of common units that may be issued under the Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment. Equity awards have been granted under the Equity Incentive Plan and are generally subject to service based vesting, typically over a three to five year period from the date of grant. In certain cases, these awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, if applicable, certain of these recipients are also subject to minimum retained ownership rules requiring them to continuously hold common unit equivalents equal to at least 15% of their cumulatively vested interests.

Expense associated with the vesting of these awards is based on the closing price of the KKR & Co. L.P. common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units, which currently ranges from 8% to 56% multiplied by the number of unvested units on the grant date. The grant date fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights, because equity awards are not entitled to receive distributions while unvested. The discount range was based on management’s estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the award and assumes a forfeiture rate of up to 8% annually based upon expected turnover by class of recipient.

As of March 31, 2015, there was approximately $346.1 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2015	$127.1
2016	128.2
2017	73.3
2018	17.5
Total	$346.1

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2015 through March 31, 2015 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	20,488,737	$12.33
Granted	14,902,386	16.98
Vested	—	—
Forfeited	(433,126)	12.96
Balance, March 31, 2015	34,957,997	$14.30

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.4 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2015	5,297,636
October 1, 2015	5,524,491
April 1, 2016	7,633,135
October 1, 2016	4,322,545
April 1, 2017	5,647,312
October 1, 2017	1,317,132
April 1, 2018	4,235,867
October 1, 2018	968,380
April 1, 2019	6,947
October 1, 2019	4,552
34,957,997

KKR Holdings—Principal Awards

Certain KKR employees and non-employee operating consultants and other service providers received grants of KKR Holdings units (“Principal Awards”) which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of March 31, 2015, KKR Holdings owned approximately 46.0%, or 372,661,977 of the outstanding KKR Group Partnership Units.

Except for any Principal Awards that vested on the date of grant or that have vested since their grant dates, Principal Awards are subject to service based vesting, generally over a three to five year period from the date of grant. The transfer restriction period will generally last for a minimum of (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, these individuals may also be subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, certain individuals will be subject to the terms of a non-compete agreement that may require the forfeiture of certain vested and unvested units should the terms of the non-compete agreement be violated. Holders of KKR Group Partnership Units held through KKR Holdings are not entitled to participate in distributions made on KKR Group Partnership Units until such units are vested.

Because KKR Holdings is a partnership, all of the 372,661,977 KKR Holdings units have been legally allocated, but the allocation of 34,783,520 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

Principal Awards give rise to equity-based payment charges in the condensed consolidated statements of operations based on the grant-date fair value of the award. For units vesting on the grant date, expense is recognized on the date of grant based on the fair value of a KKR & Co. L.P. common unit on the grant date multiplied by the number of vested units. Equity-based payment expense on unvested units is calculated based on the fair value of a KKR & Co. L.P. common unit at the time of grant, discounted for the lack of participation rights in the expected distributions on unvested units which currently ranges from 8% to 56%, multiplied by the number of unvested units on the grant date.  Expense is recognized using the graded-attribution method, which treats each vesting tranche as a separate award. The grant date fair value of a KKR & Co. L.P. common unit reflects a discount for lack of distribution participation rights because equity awards are not entitled to receive distributions while unvested. The discount range was based on management’s estimates of future distributions that unvested equity awards will not be entitled to receive between the grant date and the vesting date. Therefore, units that vest in the earlier periods have a lower discount as compared to units that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the grant date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect.

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

As of March 31, 2015, there was approximately $7.4 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested Principal Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2015	$4.9
2016	2.1
2017	0.4
Total	$7.4

A summary of the status of unvested Principal Awards from January 1, 2015 through March 31, 2015 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	4,708,434	$8.44
Granted	74,247	16.64
Vested	—	—
Forfeited	(94,718)	7.39
Balance, March 31, 2015	4,687,963	$8.59

The weighted average remaining vesting period over which unvested units are expected to vest is 0.7 years.

The following table summarizes the remaining vesting tranches of Principal Awards:

Vesting Date	Units
April 1, 2015	1,153,193
October 1, 2015	2,063,345
April 1, 2016	122,697
October 1, 2016	1,127,413
April 1, 2017	70,271
October 1, 2017	111,293
April 1, 2018	39,751
4,687,963

Other Exchangeable Securities

In connection with the acquisition of Avoca, KKR issued 2,545,602 equity securities of a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. both of which are exchangeable into common units of KKR & Co. L.P. on a one-for-one basis (“Other Exchangeable Securities”). Certain Other Exchangeable Securities are subject to time based vesting (generally over a three-year period from February 19, 2014) and are not exchangeable into common units until vested, and in certain cases are subject to minimum retained ownership requirements and transfer restrictions. Consistent with grants of KKR Holdings awards and grants made under the KKR Equity Incentive Plan, holders of Other Exchangeable Securities are not entitled to receive distributions while unvested.

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

Expense associated with the vesting of these Other Exchangeable Securities is based on the closing price of a KKR & Co. L.P. common unit on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested Other Exchangeable Securities, which currently ranges from 8% to 56% multiplied by the number of unvested Other Exchangeable Securities on the issuance date. The discount range was based on management’s estimates of future distributions that unvested Other Exchangeable Securities will not be entitled to receive between the issuance date and the vesting date. Therefore, Other Exchangeable Securities that vest in earlier periods have a lower discount as compared to Other Exchangeable Securities that vest in later periods, which have a higher discount. The discount range will generally increase when the level of expected annual distributions increases relative to the issuance date fair value of a KKR & Co. L.P. common unit. A decrease in expected annual distributions relative to the grant date fair value of a KKR & Co. L.P. common unit would generally have the opposite effect. Expense is recognized on a straight line basis over the life of the security and assumes a forfeiture rate of up to 8% annually based upon expected turnover by class of recipient.

As of March 31, 2015, there was approximately $19.8 million of estimated unrecognized expense related to unvested Other Exchangeable Securities.  That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2015	$10.4
2016	9.4
Total	$19.8

A summary of the status of unvested Other Exchangeable Securities from January 1, 2015 through March 31, 2015 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	1,695,972	$18.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, March 31, 2015	1,695,972	$18.45

The weighted average remaining vesting period over which unvested Other Exchangeable Securities are expected to vest is one year.

The following table summarizes the remaining vesting tranches of Other Exchangeable Securities:

Vesting Date	Units
October 1, 2015	847,983
October 1, 2016	847,989
1,695,972

KKR Holdings—Restricted Equity Units

Grants of restricted equity units based on KKR Group Partnership Units held by KKR Holdings were made to professionals, support staff, and other personnel (“Holdings REU Awards”). These grants are funded by KKR Holdings and do not dilute KKR’s interests in the KKR Group Partnerships. Substantially all Holdings REU Awards are fully vested as of April 1, 2015 and there is no material unrecognized expense.

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

12. RELATED PARTY TRANSACTIONS

Due from and to Affiliates consists of:

	March 31, 2015	December 31, 2014
Fees earned from portfolio companies	$40,576	$64,989
Fees earned from unconsolidated investment funds	44,746	47,229
Due from related entities	24,024	34,838
Due from Affiliates	$109,346	$147,056

	March 31, 2015	December 31, 2014
Due to KKR Holdings in connection with the tax receivable agreement	$128,268	$121,803
Due to related entities	13,381	9,745
Due to Affiliates	$141,649	$131,548

13. SEGMENT REPORTING

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

Capital Markets

Capital Markets segment is comprised primarily of KKR’s global capital markets business. KKR’s capital markets business supports the firm, portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When KKR underwrites an offering of securities or a loan on a firm commitment basis, KKR commits to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When KKR acts in an agency capacity, KKR generates revenue for arranging financing or placing securities or debt with capital markets investors. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and KKR is also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. KKR’s third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners, and non-bank financial companies, or NBFCs, in India.

KKR earns the majority of its fees from subsidiaries located in the United States.

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

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Three Months Ended March 31, 2015
	Private Markets	Public Markets	Capital Markets	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$109,276	$64,504	$—	$173,780
Monitoring Fees	97,838	—	—	97,838
Transaction Fees	46,599	13,430	43,257	103,286
Fee Credits (1)	(69,906)	(10,588)	—	(80,494)
Total Management, Monitoring and Transaction Fees, Net	183,807	67,346	43,257	294,410

Performance Income
Realized Carried Interest	302,425	—	—	302,425
Incentive Fees	—	5,665	—	5,665
Unrealized Carried Interest	126,937	12,347	—	139,284
Total Performance Income	429,362	18,012	—	447,374

Investment Income (Loss)
Net Realized Gains (Losses)	183,264	684	(3,281)	180,667
Net Unrealized Gains (Losses)	79,363	(87,877)	(2,207)	(10,721)
Total Realized and Unrealized	262,627	(87,193)	(5,488)	169,946
Net Interest and Dividends	(7,831)	51,872	6,634	50,675
Total Investment Income (Loss)	254,796	(35,321)	1,146	220,621

Total Segment Revenues	867,965	50,037	44,403	962,405

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	73,967	24,005	9,055	107,027
Realized Allocation to Carry Pool (2)	120,970	—	—	120,970
Unrealized Allocation to Carry Pool (2)	50,693	4,938	—	55,631
Total Compensation and Benefits	245,630	28,943	9,055	283,628
Occupancy and Related Charges	11,016	3,122	658	14,796
Other Operating Expenses	42,116	14,954	3,876	60,946
Total Segment Expenses	298,762	47,019	13,589	359,370

Income (Loss) attributable to noncontrolling interests (3)	719	175	2,728	3,622

Economic Net Income (Loss)	$568,484	$2,843	$28,086	$599,413

Total Assets	$8,023,160	$4,560,080	$1,341,946	$13,925,186

(1)
KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of certain fees, including monitoring and transaction fees received from portfolio companies (“Fee Credits”). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

(2)
With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Represents economic interests that will (i) allocate to third parties an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s Capital Markets segment.

	As of and for the Three Months Ended March 31, 2014
	Private Markets	Public Markets	Capital Markets	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$123,039	$72,354	$—	$195,393
Monitoring Fees	36,363	—	—	36,363
Transaction Fees	93,020	6,022	64,474	163,516
Fee Credits (1)	(80,338)	(4,330)	—	(84,668)
Total Management, Monitoring and Transaction Fees, Net	172,084	74,046	64,474	310,604

Performance Income
Realized Carried Interest	168,800	24,750	—	193,550
Incentive Fees	—	17,019	—	17,019
Unrealized Carried Interest	145,776	(129)	—	145,647
Total Performance Income	314,576	41,640	—	356,216

Investment Income (Loss)
Net Realized Gains (Losses)	176,198	5,479	51	181,728
Net Unrealized Gains (Losses)	70,673	14,814	272	85,759
Total Realized and Unrealized	246,871	20,293	323	267,487
Net Interest and Dividends	(2,808)	9,577	4,395	11,164
Total Investment Income (Loss)	244,063	29,870	4,718	278,651

Total Segment Revenues	730,723	145,556	69,192	945,471

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	66,898	26,745	15,272	108,915
Realized Allocation to Carry Pool (2)	67,520	9,900	—	77,420
Unrealized Allocation to Carry Pool (2)	58,743	(53)	—	58,690
Total Compensation and Benefits	193,161	36,592	15,272	245,025
Occupancy and Related Charges	11,560	2,172	457	14,189
Other Operating Expenses	40,059	8,507	4,235	52,801
Total Segment Expenses	244,780	47,271	19,964	312,015

Income (Loss) attributable to noncontrolling interests (3)	515	522	2,165	3,202

Economic Net Income (Loss)	$485,428	$97,763	$47,063	$630,254

Total Assets	$6,425,260	$1,633,796	$1,433,212	$9,492,268

(1)
KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of certain fees, including monitoring and transaction fees received from portfolio companies (“Fee Credits”). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

(2)
With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR will allocate to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Represents economic interests that will (i) allocate to third parties an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s Capital Markets segment.

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP:

Fees

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Total Segment Revenues	$962,405	$945,471
Management fees relating to consolidated funds and other entities	(125,575)	(145,208)
Fee credits relating to consolidated funds	72,949	80,092
Net realized and unrealized carried interest	(441,709)	(339,197)
Total investment income (loss)	(220,621)	(278,651)
Revenue earned by oil & gas producing entities	24,944	17,781
Reimbursable expenses	9,778	15,986
Other	9,174	6,652
Fees and Other	$291,345	$302,926

Expenses

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Total Segment Expenses	$359,370	$312,015
Equity based compensation	76,550	77,528
Reimbursable expenses	19,859	18,912
Operating expenses relating to consolidated funds and other entities	10,970	7,315
Expenses incurred by oil & gas producing entities	21,078	10,984
Intangible amortization, acquisition, litigation and certain non-recurring costs	15,471	23,303
Other	11,735	23,114
Total Expenses	$515,033	$473,171

Income (Loss) Before Taxes

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Economic net income	$599,413	$630,254
Income taxes	(16,138)	(21,702)
Amortization of intangibles and other, net	2,790	(20,169)
Equity based compensation	(76,550)	(77,528)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	(239,008)	(300,814)
Net income (loss) attributable to KKR & Co. L.P.	270,507	210,041
Net income (loss) attributable to noncontrolling interests and appropriated capital	1,670,569	1,783,488
Net income (loss) attributable to redeemable noncontrolling interests	1,933	10,637
Income taxes	16,138	21,702
Income (loss) before taxes	$1,959,147	$2,025,868

The items that reconcile KKR’s total reportable segments to the corresponding condensed consolidated amounts calculated and presented in accordance with GAAP for (i) net income (loss) attributable to redeemable noncontrolling interests, (ii) income (loss) attributable to noncontrolling interests and appropriated capital and (iii) total assets are primarily attributable to the impact of the consolidation of KKR’s funds and certain other entities.

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

On a segment basis, the financial results of KFN are included within each of the Private Markets segment, Public Markets segment and Capital Markets segment, based on the character of each asset of KFN.

KKR incurred $8.3 million of acquisition related costs through the date of closing, which were expensed as incurred and are reflected within General, Administrative and Other.

Acquisition of Avoca Capital

On February 19, 2014, KKR closed its acquisition of 100% of the equity interests of Avoca Capital and its affiliates (“Avoca”). Avoca, now renamed KKR Credit Advisors (Ireland), was a European credit investment manager with approximately $8.2 billion in assets under management at the time of acquisition. The addition of Avoca provided KKR with a greater presence in the European leveraged credit markets.

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

KKR incurred $4.4 million of acquisition related costs through the date of closing, which were expensed as incurred and are reflected within General, Administrative and Other.

15. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. The carrying value of goodwill was $89.0 million as of March 31, 2015 and December 31, 2014, and is recorded within Other Assets on the condensed consolidated statements of financial condition. Goodwill has been allocated entirely to the Public Markets segment. As of March 31, 2015, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	As of
	March 31, 2015	December 31, 2014
Finite-Lived Intangible Assets	$284,766	$284,766
Accumulated Amortization (includes foreign exchange)	(88,078)	(75,564)
Intangible Assets, Net	$196,688	$209,202

Changes in Intangible Assets, Net consists of the following:

Three Months Ended March 31, 2015
Balance, Beginning of Period	$209,202
Amortization Expense	(6,708)
Foreign Exchange	(5,806)
Balance, End of Period	$196,688

16. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects as of March 31, 2015, except for an instance of non-compliance at one consolidated investment fund that has since been cured or waived and is not material to KKR’s financial results.

Investment Commitments

As of March 31, 2015, KKR had unfunded commitments consisting of (i) $1,192.5 million to its active private equity and other investment vehicles and (ii) $374.6 million in connection with commitments by KKR’s capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions LLC and (iv) other investment commitments of $157.2 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of March 31, 2015, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2015 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,486.8 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to KKR in the KPE Transaction in 2009 also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of March 31, 2015, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $115.8 million as of March 31, 2015.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, KKR's potential exposure has been reduced to $184.7 million as of March 31, 2015. Using valuations as of March 31, 2015, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

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

On May 23, 2011, KKR, certain KKR affiliates and the board of directors of Primedia Inc. (a former KKR portfolio company whose directors at that time included certain KKR personnel) were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the sale of Primedia in a merger transaction that was completed on July 13, 2011. These actions allege, among other things, that Primedia board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger. Plaintiffs also allege that the merger price was unfair in light of the value of certain shareholder derivative claims, which were dismissed on August 8, 2011, based on a stipulation by the parties that the derivative plaintiffs and any other former Primedia shareholders lost standing to prosecute the derivative claims on behalf of Primedia when the Primedia merger was completed. The dismissed shareholder derivative claims included allegations concerning open market purchases of certain shares of Primedia’s preferred stock by KKR affiliates in 2002 and allegations concerning Primedia’s redemption of certain shares of Primedia’s preferred stock in 2004 and 2005, some of which were owned by KKR affiliates. With respect to the pending shareholder class actions challenging the Primedia merger, on June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger. On July 18, 2011, the Court of Chancery consolidated the two pending shareholder class actions and appointed lead counsel for plaintiffs. On October 7, 2011, defendants moved to dismiss the operative complaint in the consolidated shareholder class action. The operative complaint seeks, in relevant part, unspecified monetary damages and rescission of the merger. On December 2, 2011, plaintiffs filed a consolidated amended complaint, which similarly alleges that the Primedia board members, KKR, and certain KKR affiliates breached their respective fiduciary duties by entering into the merger agreement at an unfair price in light of the value of the dismissed shareholder derivative claims. That amended complaint seeks an unspecified amount of monetary damages. On January 31, 2012, defendants moved to dismiss the amended complaint. On May 10, 2013, the Court of Chancery denied the motion to dismiss the complaint as it relates to the Primedia board members, KKR and certain KKR affiliates. On July 1, 2013, KKR and other defendants filed a motion for judgment on the pleadings on the grounds that plaintiff’s claims were barred by the statute of limitations. On December 20, 2013, the Court of Chancery granted the motion in part and denied the motion in part.  On March 6, 2015, KKR entered into a definitive agreement to settle all claims without the admission of wrongdoing, which is subject to the approval of the Court of Chancery and would operate to release all claims in the two shareholder class actions filed in Georgia state courts that are discussed below. The amount to be paid pursuant to the settlement is not expected to have a material effect on KKR's financial results.

Additionally, in May 2011, two shareholder class actions challenging the Primedia merger were filed in Georgia state courts, asserting similar allegations and seeking similar relief as initially sought by the Delaware shareholder class actions above. Both Georgia actions have been stayed in favor of the Delaware action.

In December 2007, KKR, along with 15 other private equity firms and investment banks, were named as defendants in a purported class action complaint filed in the United States District Court for the District of Massachusetts by shareholders in certain public companies acquired by private equity firms since 2003. In August 2008, KKR, along with 16 other private equity firms and investment banks, were named as defendants in a purported consolidated amended class action complaint. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The amended complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions and specifically challenges nine transactions. The first stage of discovery concluded on or about April 15, 2010. On August 18, 2010, the court granted plaintiffs’ motion to proceed to a second stage of discovery in part and denied it in part. Specifically, the court granted a second stage of discovery as to eight additional transactions but denied a second stage of discovery as to any transactions beyond the additional eight specified transactions. On October 7, 2010, the plaintiffs filed under seal a fourth amended complaint that includes new factual allegations concerning the additional eight transactions and the original nine transactions. The fourth amended complaint also includes eight purported sub classes of plaintiffs seeking unspecified monetary damages and/or restitution with respect to eight of the original nine challenged transactions and new separate claims against two of the original nine challenged transactions. On January 13, 2011, the court granted a motion filed by KKR and certain other defendants to dismiss all claims alleged by a putative damages sub class in connection with the acquisition of PanAmSat Corp. and separate claims for relief related to the PanAmSat transaction. The second phase of discovery permitted by the court is completed. On July 11, 2011, plaintiffs filed a motion seeking leave to file a proposed fifth amended complaint that seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. Defendants opposed plaintiffs’ motion. On September 7, 2011, the court granted plaintiffs’ motion in part and denied it in part. Specifically, the court granted a third stage of limited discovery as to the ten additional transactions identified in plaintiffs’ proposed fifth amended complaint but denied plaintiffs’ motion seeking leave to file a proposed fifth amended complaint. On June 14, 2012, following the completion of the third phase of discovery, plaintiffs filed a fifth amended complaint which, like their proposed fifth amended complaint, seeks to challenge ten additional transactions in addition to the transactions identified in the previous complaints. On June 22, 2012, defendants filed a motion to dismiss certain claims asserted in the fifth amended complaint. On July 18, 2012, the court granted in part and denied in part defendants’ motion to dismiss, dismissing certain previously released claims against certain defendants. On March 13, 2013, the United States District Court denied defendants’ motion for summary judgment on the count involving KKR. However, the court narrowed plaintiffs’ claim to an alleged overarching agreement to refrain from jumping other defendants’ announced proprietary transactions, thereby limiting the case to a smaller number of transactions subject to plaintiffs’ claim. KKR filed a renewed motion for summary judgment on April 16, 2013, which the court denied on July 18, 2013. Plaintiffs moved for class certification on October 21, 2013. Defendants filed their opposition to the motion on January 24, 2014. On July 28, 2014, KKR entered into a definitive agreement to settle all claims without the admission of wrongdoing, which was preliminarily approved by the court on September 29, 2014, and an order of final approval of the settlement was entered on March 5, 2015.  The time to appeal has expired.

From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits were filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN’s board of directors, KKR, and certain of KKR’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR. The merger transaction was completed on April 30, 2014.  The actions filed in California state court were consolidated, and prior to the filing or designation of an operative complaint for the consolidated action, the consolidated action was voluntarily dismissed without prejudice on December 1, 2014. The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed without prejudice on May 6, 2014. Two of the Delaware actions were voluntarily dismissed without prejudice, and the remaining Delaware actions were consolidated. On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014.  On October 14, 2014, the Delaware Court of Chancery granted defendants’ motions to dismiss with prejudice. On November 13, 2014, plaintiffs filed a notice of appeal in the Supreme Court of the State of Delaware and the appeal is pending.

The consolidated complaint in the Delaware action alleges that the members of the KFN board of directors breached fiduciary duties owed to KFN shareholders by approving the proposed transaction for inadequate consideration; approving the proposed transaction in order to obtain benefits not equally shared by other KFN shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the KFN shareholders. The Delaware action also alleges that KKR, and certain of KKR’s affiliates, aided and abetted the alleged breaches of fiduciary duties and that KKR is a controlling shareholder of KFN by means of a management agreement between KFN and KKR Financial Advisors LLC, a subsidiary of KKR, and KKR breached a fiduciary duty it allegedly owed to KFN shareholders by causing KFN to enter into the merger agreement. The relief sought in the Delaware action includes, among other things, declaratory relief concerning the alleged breaches of fiduciary duties, compensatory damages, attorneys’ fees and costs, and other relief.

KKR currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non U.S. governmental and regulatory agencies, including but not limited to the U.S. Securities and Exchange Commission, or SEC, Department of Justice, state attorney generals, Financial Industry Regulatory Authority, or FINRA, and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of civil or criminal lawsuits against KKR or its personnel. KKR is engaged in discussions with the SEC regarding a potential resolution of one such matter involving an inquiry by the SEC relating to the allocation of certain categories of expenses between KKR's flagship private equity funds and co-investment and employee vehicles that invested alongside those private equity funds during the period 2006 to 2011. There can be no assurance that these discussions will lead to a resolution of the matter.

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

17. REGULATORY CAPITAL REQUIREMENTS

KKR has a registered broker-dealer subsidiary which is subject to the minimum net capital requirements of the SEC and the FINRA. Additionally, KKR entities based in London and Ireland are subject to the regulatory capital requirements of the U.K. Financial Conduct Authority and the Central Bank of Ireland, respectively. In addition, KKR has an entity based in Hong Kong which is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance, an entity based in Japan subject to the capital requirements of Financial Services Authority of Japan, and two entities based in Mumbai which are subject to capital requirements of the Reserve Bank of India or RBI and the Securities and Exchange Board of India or SEBI. All of these entities have continuously operated in excess of their respective minimum regulatory capital requirements.

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At March 31, 2015, approximately $91.2 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

18. SUBSEQUENT EVENTS

Distribution

A distribution of $0.46 per KKR & Co. L.P. common unit was announced on April 23, 2015, and will be paid on May 18, 2015 to unitholders of record as of the close of business on May 4, 2015. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

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

        Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 260 private equity investments in portfolio companies with a total transaction value in excess of $505 billion. We have grown our firm by expanding our geographical presence and building businesses in new areas, such as credit, special situations, hedge funds, collateralized loan obligations ("CLOs"), capital markets, infrastructure, energy and real estate. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.

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

        We have also used our balance sheet as a significant source of capital to further grow and expand our business, increase our participation in our existing businesses and further align our interests with those of our fund investors and other stakeholders. The majority of our balance sheet consists of general partner interests in KKR investment funds, limited partner interests in certain KKR investment funds, and co-investments in certain portfolio companies of KKR private equity funds as well as the interests in CLOs, corporate loans, debt securities and energy and real estate assets acquired in connection with our acquisition of KKR Financial Holdings LLC. Our balance sheet also holds other assets used in the development of our business, including seed capital for new strategies such as growth equity investments.

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

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of March 31, 2015, the segment had $62.1 billion of AUM and FPAUM of $47.2 billion, consisting of $37.7 billion in private equity and $9.5 billion in real assets (including infrastructure, energy and real estate). Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of March 31, 2015 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after March 31, 2015.

	Investment Period (1)		Amount ($ in millions)
	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity Funds
European Fund IV	12/2014	12/2020	$2,229.3	$2,068.4	8.9%	$160.9	$—	$160.9	$154.8
Asian Fund II	4/2013	4/2019	5,825.0	4,157.0	1.3%	1,668.0	—	1,668.0	2,382.4
North America Fund XI	9/2012	9/2018	8,718.4	4,202.6	2.9%	4,515.8	205.6	4,515.8	6,006.1
China Growth Fund	11/2010	11/2016	1,010.0	444.7	1.0%	565.3	46.3	547.9	683.0
E2 Investors (Annex Fund)	8/2009	11/2013	208.1	12.3	4.6%	195.8	166.0	33.9	150.4
European Fund III	3/2008	3/2014	6,137.6	629.1	4.6%	5,508.5	3,934.4	3,694.0	4,596.6
Asian Fund	7/2007	4/2013	3,983.3	158.7	2.5%	3,824.6	4,432.7	2,296.7	3,452.2
2006 Fund	9/2006	9/2012	17,642.2	553.1	2.1%	17,089.1	15,043.2	9,270.4	15,319.2
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	6,143.6	1,268.9	2,068.6
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	11,445.6	1,284.3	2,284.5
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,736.6	—	40.0
Total Private Equity Funds			60,590.1	12,225.9		48,364.2	50,154.0	24,740.8	37,137.8
Co-Investment Vehicles	Various	Various	4,195.9	1,298.1	Various	2,897.8	1,434.9	2,371.5	3,059.5

Total Private Equity			64,786.0	13,524.0		51,262.0	51,588.9	27,112.3	40,197.3

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,217.7	12.8%	756.5	92.1	715.0	580.3
Natural Resources Fund	Various	Various	887.4	2.9	Various	884.5	96.6	809.9	319.9
Global Energy Opportunities	Various	Various	1,033.7	809.6	Various	224.1	27.7	218.4	149.1
Infrastructure Fund	9/2011	10/2014	1,039.8	132.5	4.8%	907.3	81.8	907.3	947.8
Infrastructure Fund II	10/2014	10/2020	2,325.6	2,275.3	5.4%	50.3	—	50.3	50.3
Infrastructure Co-Investments	Various	Various	1,125.0	—	Various	1,125.0	314.8	1,125.0	1,583.1
Real Estate Partners Americas	5/2013	12/2016	1,330.2	728.0	16.3%	602.2	229.8	500.8	557.4
Real Assets			9,715.9	5,166.0		4,549.9	842.8	4,326.7	4,187.9

Private Markets Total			$74,501.9	$18,690.0		$55,811.9	$52,431.7	$31,439.0	$44,385.2

(1)
The commencement date represents the date on which the general partner of the applicable fund commenced investment of the fund’s capital or the date of the first closing. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund’s governing agreement to cease making investments on behalf of the fund, unless extended by a vote of the fund investors or (ii) the date on which the last investment was made.

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on March 31, 2015, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners’ investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

The tables below present information as of March 31, 2015 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since March 31, 2015 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized	Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital*
($ in millions)
Total Investments
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,736.6	40.0	8,776.6	27.0%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	11,445.6	2,284.5	13,730.1	22.3%	16.3%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8	6,143.6	2,068.6	8,212.2	5.8%	4.2%	1.4
2006 Fund (2006)	17,642.2	17,089.1	15,043.2	15,319.2	30,362.4	11.6%	8.9%	1.8
Asian Fund (2007)	3,983.3	3,824.6	4,432.7	3,452.2	7,884.9	19.8%	14.3%	2.1
European Fund III (2008) (2)	6,137.6	5,508.5	3,934.4	4,596.6	8,531.0	15.5%	9.5%	1.5
E2 Investors (Annex Fund) (2009) (2)	208.1	195.8	166.0	150.4	316.4	13.7%	11.4%	1.6
China Growth Fund (2010)	1,010.0	565.3	46.3	683.0	729.3	11.5%	4.4%	1.3
Natural Resources Fund (2010)	887.4	884.5	96.6	319.9	416.5	(45.3)%	(48.3)%	0.5
Infrastructure Fund (2011) (2)	1,039.8	907.3	81.8	947.8	1,029.6	7.3%	6.1%	1.1
North America Fund XI (2012) (3)	8,718.4	4,515.8	205.6	6,006.1	6,211.7	N/A	N/A	N/A
Asian Fund II (2013) (3)	5,825.0	1,668.0	—	2,382.4	2,382.4	N/A	N/A	N/A
Real Estate Partners Americas (2013) (3)	1,330.2	602.2	229.8	557.4	787.2	N/A	N/A	N/A
Energy Income and Growth Fund (2013) (3)	1,974.2	756.5	92.1	580.3	672.4	N/A	N/A	N/A
Infrastructure Fund II (2) (3)	2,325.6	50.3	—	50.3	50.3	N/A	N/A	N/A
European Fund IV (2) (3)	2,229.3	160.9	—	154.8	154.8	N/A	N/A	N/A
Subtotal - Included Funds	68,147.3	51,565.0	50,654.3	39,593.5	90,247.8	15.3%	11.0%	1.7

All Funds	$84,621.8	$68,039.5	$100,923.6	$39,593.5	$140,517.1	25.5%	20.1%	2.2

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested	Realized	Unrealized	Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital*
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,736.6	40.0	8,776.6	27.0%	20.2%	2.8
Millennium Fund (2002)	6,000.0	4,518.2	11,036.8	1,439.9	12,476.7	33.5%	25.9%	2.8
European Fund II (2005) (2)	5,750.8	5,096.8	6,143.6	2,066.4	8,210.0	7.8%	6.6%	1.6
2006 Fund (2006)	17,642.2	5,846.3	14,190.2	3,711.7	17,901.9	25.3%	22.8%	3.1
Asian Fund (2007)	3,983.3	1,868.1	4,256.8	557.1	4,813.9	23.7%	20.4%	2.6
European Fund III (2008) (2)	6,137.6	2,301.1	3,846.7	1,058.8	4,905.5	21.6%	18.2%	2.1
E2 Investors (Annex Fund) (2009) (2)	208.1	67.5	166.0	24.8	190.8	26.7%	26.2%	2.8
China Growth Fund (2010)	1,010.0	17.5	28.5	—	28.5	33.5%	33.5%	1.6
Natural Resources Fund (2010)	887.4	884.6	96.6	319.8	416.4	(42.7)%	(48.3)%	0.5
Infrastructure Fund (2011) (2)	1,039.8	28.1	26.5	46.3	72.8	55.5%	55.5%	2.6
North America Fund XI (2012) (4)	8,718.4	—	—	—	—	—	—	—
Asian Fund II (2013) (4)	5,825.0	—	—	—	—	—	—	—
Real Estate Partners Americas (2013)	1,330.2	—	—	—	—	—	—	—
Energy Income and Growth Fund (2013) (4)	1,974.2	—	—	—	—	—	—	—
Infrastructure Fund II (2) (4)	2,325.6	—	—	—	—	—	—	—
European Fund IV (2) (4)	2,229.3	—	—	—	—	—	—	—
Subtotal - Included Funds	68,147.3	23,713.6	48,528.3	9,264.8	57,793.1	23.0%	19.2%	2.4

All Realized/Partially Realized Investments	$84,621.8	$40,188.1	$98,797.6	$9,264.8	$108,062.4	26.0%	21.1%	2.7
(1)These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Infrastructure Fund and Infrastructure Fund II include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €953.8 million, €30.0 million and €153.8 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2015 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to March 31, 2015. None of the North America Fund XI, Asian Fund II, Real Estate Partners Americas, Energy Income and Growth Fund, Infrastructure Fund II or European Fund IV have invested for at least 36 months as of March 31, 2015. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

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

Existing KKR private markets funds may utilize financing facilities in connection with the management of capital calls to provide liquidity to such funds and may temporarily provide debt or equity financing to companies to facilitate permanent investments therein by such fund, or bridge financing. The principal amount of a bridge financing returned within 18 months is considered recyclable capital which is restored to the unused commitments of the investors in the relevant fund, and the interest paid thereon is distributed pro rata. If a bridge financing is not refunded within 18 months, it is considered to be a permanent investment in the company from the date of the original investment. In addition, commencing with KKR European Fund II, any portion of a permanent investment returned within 13 months or 18 months for some of our newer funds generally is considered recyclable capital and is restored to the unused commitments of the investors in the relevant fund. For the purposes of calculating the internal rates of return and multiples of invested capital herein, recyclable capital (both amounts repaid for bridge financings and permanent investments returned within 13 or 18 months, as applicable) and any related interest income has been disregarded. As a result, gross IRRs, net IRRs and multiples of invested capital are higher than if the foregoing amounts had not been disregarded.

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments and long/short credit investment strategies. The funds, accounts, registered investment companies and CLOs in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC (formerly known as KKR Asset Management LLC), which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK), regulated by the United Kingdom Financial Conduct Authority or FCA. Our Public Markets segment also includes our hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and acquiring stakes in or seeding hedge fund managers. The funds and accounts in our hedge fund business are managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC-registered investment adviser. In our hedge funds stakes and seeding business, we have a 24.9% interest in Nephila Capital Ltd., or Nephila, an investment manager focused on investing in natural catastrophe and weather risk, and a 24.9% interest in BlackGold Capital Management L.P., or BlackGold, a credit-oriented investment manager focused on investing in energy and hard asset investments.

        We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	AUM	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield (2)	Jul 2008	$3,402	9.27%	8.59%	65% S&P/ LSTA, 35% BoAML HY Master II Index (3)	7.07%
Opportunistic Credit	May 2008	1,312	14.11%	11.99%	BoAML HY Master II Index (4)	8.88%
Bank Loans (2)	Apr 2011	2,166	5.49%	4.86%	S&P/ LSTA Loan Index (5)	4.39%
High Yield (2)	Apr 2011	1,094	7.36%	6.77%	BoAML HY Master II Index (6)	7.00%
Bank Loans Conservative	Apr 2011	788	5.10%	4.48%	S&P/ LSTA BB-B Loan Index (7)	4.38%
European Leveraged Loans (8)	Sep 2009	1,426	6.32%	5.79%	CS Inst West European Leveraged Loan Index (9)	5.28%

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

(8)	The AUM amounts reflected have been converted to U.S. dollars based on the exchange rate prevailing on March 31, 2015. The returns presented are calculated based on local currency.
(9) Performance is based on a composite of portfolios that primarily invest in higher quality leveraged loans. The Benchmark used for purposes of comparison for the European Senior Loans strategy is based on the CS Inst West European Leveraged Loan Index.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds. The following table presents information regarding our Public Markets alternative credit funds where investors are subject to capital commitments from inception to March 31, 2015. Some of our alternative credit funds have begun investing more recently and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Investment	Realized Value	Unrealized Value	Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital**
($ in Millions)
Special Situations Fund	Dec-12	$2,073.7	$1,905.3	$73.7	$2,214.2	$2,287.9	19.2%	12.6%	1.2
Special Situations Fund II	Dec-14	659.7	85.0	—	85.5	85.5	N/A	N/A	N/A
Mezzanine Partners	Mar-10	1,022.8	799.7	269.6	797.2	1,066.8	15.7%	9.4%	1.3
Lending Partners	Dec-11	460.2	383.0	127.7	357.0	484.7	12.2%	9.8%	1.3
Lending Partners II	Jun-14	1,071.4	433.3	—	460.4	460.4	N/A	N/A	N/A
All Funds		$5,287.8	$3,606.3	$471.0	$3,914.3	$4,385.3			1.2
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

For the period beginning in June 2004 through March 31, 2015, our hedge fund-of-funds low volatility strategy, which consists of the majority of our hedge fund-of-funds AUM and FPAUM, generated a gross annualized return of 7.7%. As of March 31, 2015, our hedge fund-of-funds accounted for $10.6 billion of AUM.

The table below presents information as of March 31, 2015 relating to our Public Markets vehicles:

($ in millions)	AUM	FPAUM	Typical Mgmt Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$7,322	$7,106	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	8,062	8,062	0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	15,384	15,168

Alternative Credit (3)	7,557	6,512	0.75%-1.50% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (2)
Hedge Fund Solutions	10,557	10,552	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
Corporate Capital Trust (5)	3,491	3,491	1.00%	10.00%	7.00%	7 years (5)
Total	$36,989	$35,723

(1)
Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share in up to 20% or in our hedge fund solutions business, up to 10% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.

(2)
Term for duration of capital is since inception. Inception dates for CLOs were between 2004 and 2015 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2015.

(3)
AUM and FPAUM include all assets invested by vehicles that principally invest in alternative credit strategies, respectively, and consequently may include a certain amount of assets, currently less than $1.0 billion, invested in other strategies.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)
Corporate Capital Trust is a BDC sub-advised by KKR. By December 31, 2018, the capital in the Corporate Capital Trust vehicle may have an indefinite duration. This vehicle invests in both leveraged credit and alternative credit strategies.

Capital Markets

Our Capital Markets segment is comprised primarily of our global capital markets business. Our capital markets business supports our firm, our private equity and other portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When we underwrite an offering of securities or a loan on a firm commitment basis, we commit to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When we act in an agency capacity, we generate revenue for arranging financing or placing securities or debt with capital markets investors. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and we are also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with two other unaffiliated partners, and non-bank financial companies, or NBFCs, in India.

Business Environment

As a global investment firm, we are affected by financial and economic conditions in North and South America, Europe, Asia‑Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the values of the investments we make as well as our ability to exit these investments profitably and to make new investments. According to the Bureau of Economic Analysis as of April 2015, real GDP in the U.S. increased at a seasonally adjusted rate of 0.2% quarter over quarter in the first quarter of 2015 following an increase of 2.2% in the fourth quarter of 2014, a revised figure provided by the Bureau of Economic Analysis. According to the Bureau of Labor Statistics, the U.S. unemployment rate decreased to 5.6% as of March 31, 2015 relative to an average rate of 6.2% for the year ended December 31, 2014. In the Euro Area, as of April 2015, the IMF estimates that real GDP will grow at a higher rate in 2015 than in 2014 following a seasonally adjusted increase of 0.34% quarter over quarter in the fourth quarter of 2014 according to the Statistical Office of the European Communities. As of April 2015, despite recent signs of improvement, the Euro Area unemployment rate remains elevated at 11.3% as of March 31, 2015, a slight decline from 11.5% as of December 31, 2014 . According to the China Bureau of National Statistics, real GDP in China increased 1.3% in the first quarter of 2015 following an increase of 1.5% in the fourth quarter of 2014. As of April 2015, the IMF estimates that China’s economy will expand at a lower rate in 2015 than in past periods. In China, the unemployment rate, which is issued annually by the China Bureau of National Statistics, remains relatively low at 4.1% as of December 31, 2014.
In addition to economic conditions, global equity and debt markets also have a substantial effect on our financial condition and results of operations. Global equity markets finished positively for the quarter ended March 31, 2015, with the S&P 500 Index up 1.0% and the MSCI World Index up 2.5%. Equity market volatility declined during the quarter as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, which began the quarter at 19.2 and ended at 15.3 on March 31, 2015, for a decrease of 20.4%. The investment grade credit markets increased, with the S&P/LSTA Leveraged Loan Index up 2.1% and the BoAML HY Master II Index up 2.5% during the quarter ended March 31, 2015, respectively. Within credit markets, spreads have tightened modestly in the quarter ended March 31, 2015 but remain significantly above levels a year ago.  Generally, increased credit spreads lead to a reduction in the value of our credit investments, if not offset by hedging or other factors. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies may cause the default risk of these countries to increase, and this could impact the operations or value of our investments.
In addition, foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility, which has become more pronounced in recent quarters, can also affect our businesses which deal in cross‑border trade. U.S. dollar appreciation relative to other currencies is likely to cause a decrease in the U.S. dollar value of our non‑U.S. investments to the extent unhedged, cause portfolio companies that export to the U.S. to suffer a decline in revenues, and make the exports of U.S. based companies less competitive. The Euro fell 11.3% in the quarter ended March 31, 2015, while the British pound fell 4.9% relative to the U.S. dollar.
Interest rates have a substantial impact on the valuations of our investments, particularly those valued in whole or in part using a discounted cash flow analysis. In the quarter ended March 31, 2015, many global central banks cut interest rates as historic low rates combined with the fall in oil prices and below‑potential growth heightened deflationary fears. As at March 31, 2015, 10 year government bond yields for the first quarter of 2015 remained flat in China, declined by 36 basis points in Germany, and 25 basis points in the U.S. In the U.S., the Federal Reserve ended its tapering campaign and has signaled a future rate increase.
Our Private Markets portfolio contains energy real asset investments whose values are influenced by the price of natural gas and oil. Such energy real asset investments had a fair value of $0.7 billion, as of March 31, 2015. For example, the 2017 price of WTI crude oil declined from approximately $67 per barrel to $61 per barrel and the 2017 price of natural gas declined from approximately $3.77 per mcf to $3.35 per mcf as of December 31, 2014 and March 31, 2015, respectively. For additional information regarding our energy real asset valuation methodologies, see “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies-Real Asset Investments.”
For a discussion of how financial and economic conditions impact our financial condition and results of operations see “Risk Factors-Risks Related to Our Business-Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition,” “-Risks Related to the Assets We Manage-Valuation methodologies for certain assets in our funds and on our balance sheet can be subjective and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds and us,” “-Our investments are impacted by various economic conditions that are difficult to quantify or predict, but may have a significant adverse impact on the valuation of our investments,” “-Dependence on significant leverage in investments by our funds and our principal assets could adversely affect our ability to achieve attractive rates of return on those investments” and “-We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” and see “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds and CLOs, are consolidated notwithstanding the fact that we may hold only a minority economic interest in those entities. In particular, in the majority of our consolidated funds and other investment vehicles, we hold a general partner interest that gives us substantive controlling rights over such funds and vehicles. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of March 31, 2015, our AUM in our Private Markets segment included 21 consolidated investment funds and 15 unconsolidated investment vehicles. Our AUM in our Public Markets segment included 20 consolidated investment vehicles, including CLOs, and 67 unconsolidated vehicles.

When an entity is consolidated, we reflect the assets, liabilities, fees, expenses, investment income and cash flows of the consolidated entity on a gross basis. While the consolidation of a consolidated fund or entity does not have an effect on the amounts of net income attributable to KKR or KKR's partners' capital that KKR reports, the consolidation does significantly impact the financial statement presentation. This is due to the fact that the assets, liabilities, fees, expenses and investment income of the consolidated funds and entities are reflected on a gross basis while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the assets, liabilities, fees, expenses and investment income attributable to third parties are recorded are presented as noncontrolling interests on the consolidated statements of financial condition and net income attributable to noncontrolling interests on the consolidated statements of operations. For a further discussion of our consolidation policies, see "—Critical Accounting Policies—Consolidation."

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

We disclose the following financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Condensed Consolidated Financial Statements (Unaudited)—Note 13. Segment Reporting" and later in this report under "—Segment Balance Sheet."

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

Syndicated Capital

Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in equity invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets segment and across its investment platform.

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

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2015 and 2014. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three months ended March 31, 2015 and 2014.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
	($ in thousands)
Revenues
Fees and Other	$291,345	$302,926	(11,581)

Expenses
Compensation and Benefits	364,999	331,038	33,961
Occupancy and Related Charges	15,732	15,408	324
General, Administrative and Other	134,302	126,725	7,577
Total Expenses	515,033	473,171	41,862

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	1,919,825	1,972,180	(52,355)
Dividend Income	78,815	96,704	(17,889)
Interest Income	296,158	161,960	134,198
Interest Expense	(111,963)	(34,731)	(77,232)
Total Investment Income (Loss)	2,182,835	2,196,113	(13,278)

Income (Loss) Before Taxes	1,959,147	2,025,868	(66,721)

Income Taxes	16,138	21,702	(5,564)

Net Income (Loss)	1,943,009	2,004,166	(61,157)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,933	10,637	(8,704)
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	1,670,569	1,783,488	(112,919)

Net Income (Loss) Attributable to KKR & Co. L.P.	$270,507	$210,041	60,466

Fees and Other

The net decrease was primarily due to a decrease in transaction fees of $62.5 million and a decrease in incentive fees of $11.5 million. The decrease in transaction fees was primarily attributable to (i) a decrease in the size of fee generating investments completed during the three months ended March 31, 2015 in our Private Markets segment and (ii) a decrease in transaction fees in our capital markets business due to a decrease in IPO underwriting fees as well as a decrease in the size of capital markets transactions when compared to the prior period. During the three months ended March 31, 2015, there were 12 transaction fee-generating investments with a total combined transaction value of approximately $4.4 billion compared to 8 transaction fee-generating investments with a total combined transaction value of approximately $8.5 billion during the three months ended March 31, 2014. The decrease in incentive fees is due primarily to a decrease in incentive fees from KFN as a result of our acquisition of it on April 30, 2014 as incentive fees from KFN after that date are eliminated. Offsetting these decreases was an increase in monitoring fees of $59.2 million and an increase in revenues earned by consolidated oil and gas producing entities of $7.2 million. The increase in monitoring fees was primarily the result of $81.7 million of fees received in the first quarter of 2015 from the termination of monitoring fee arrangements in connection with the exits of Alliance Boots GmbH (healthcare sector), which was renamed Walgreens Boots Alliance Inc. subsequent to the acquisition of it by Walgreens Co., and Big Heart Pet Brands (consumer products sector) compared to $8.7 million of such fees received during the first quarter of 2014. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with sale activity in our private equity portfolio. The increase in revenue earned by consolidated oil and gas producing entities was primarily the result of revenues of oil and gas producing entities of KFN, which was acquired on April 30, 2014.

Expenses

The increase was primarily due to an increase in compensation and benefits of $34.0 million and an increase in general administrative and other expense of $7.6 million. The increase in compensation and benefits expense was primarily due to higher carry pool allocations as a result of the recognition of a higher level of carried interest during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in general administrative and other expense is primarily attributable to (i) activities of our consolidated oil and gas producing entities acquired in the acquisition of KFN completed on April 30, 2014, (ii) increased expenses attributable to Avoca which we acquired on February 19, 2014, and (iii) expenses of KFN in the 2015 period as a result of our acquisition of it.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Net Gains (Losses) from Private Equity Investments	$1,891,154	$1,680,528
Other Net Gains (Losses) from Investment Activities	28,671	291,652
Net Gains (Losses) from Investment Activities	$1,919,825	$1,972,180

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

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Realized Gains	$1,622,818	$1,330,387
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(1,435,288)	(1,230,791)
Realized Losses	(2,942)	(695,318)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	—	695,318
Unrealized Gains from Changes in Fair Value	2,400,345	2,097,306
Unrealized Losses from Changes in Fair Value	(693,779)	(516,374)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$1,891,154	$1,680,528

(a)	Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)	Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.
A significant driver of net gains (losses) from investment activities for the three months ended March 31, 2015 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $0.7 billion, $0.4 billion and $0.3 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively. Approximately 61% of the net change in value for the three months ended March 31, 2015 was attributable to changes in share prices of various publicly held or publicly indexed investments for the three months ended March 31, 2015, the most significant of which were gains on Walgreens Boots Alliance Inc., Qingdao Haier (CH: 600690) and PRA Health Sciences, Inc. (NASDAQ: PRAH) These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet (NASDAQ: RNET) and Far East Horizon Ltd (HK: 3360). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation (financial services sector), Big Heart Pet Brands, and Mitchell International (technology sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd. (industrial sector), Laureate Education, Inc. (education sector) and SunGard (technology sector) The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Big Heart Pet Brands, an increase that primarily reflected the valuation of an agreement to sell this investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The most significant driver of net gains (losses) from investment activities for the three months ended March 31, 2014 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.6 billion, $0.5 billion and $0.3 billion in our 2006 Fund, European Fund III and Asian Fund, respectively. Approximately 31% of the net change in value for the three months ended March 31, 2014 was attributable to changes in share prices of various publicly listed investments, the most significant of which were gains on NXP Semiconductors N.V. (NASDAQ: NXPI), HCA, Inc. (NYSE:HCA) and Pets at Home Group Plc. (LSE: PETS) These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far East Horizon Ltd., Tarkett S.A. (FP: TKTT) and ProSiebenSat.1 Media AG (XETRA: PSM). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to United Envirotech Limited (recycling sector), Alliance Boots GmbH and Avincis Group (transportation sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Laureate Education, Inc. and Toys R Us (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Avincis Group, an increase that primarily reflects the valuation of an agreement to sell the investment that was announced in March 2014 and (iii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

During the three months ended March 31, 2015 we received dividends of $51.6 million from Far East Horizon Ltd, $7.6 million from Walgreens Boots Alliance Inc., and an aggregate of $19.6 million of dividends from other investments. During the three months ended March 31, 2014, we received a dividend of $76.3 million from Academy Sports and Outdoors (retail sector), and an aggregate of $20.4 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

The increase was primarily due to the consolidation of debt instruments held by KFN including CLOs, subsequent to the acquisition of KFN on April 30, 2014, as well as a net increase in the amount of credit instruments in our consolidated Public Markets investment vehicles, including growth in our CLO platform when compared to the prior period.

Interest Expense

The increase was primarily due to (i) interest expense associated with consolidated CLOs acquired in the KFN acquisition which was completed on April 30, 2014, (ii) interest expense associated with senior and subordinated debt at KFN and (iii) interest expense on our 2044 Senior Notes issued on May 29, 2014 and an additional issuance of such notes on March 18, 2015.

Income (Loss) Before Taxes

The decrease was due to the increase in expenses and the decrease in investment income and fees as described above.

Income Taxes

The decrease was primarily due to a decrease in the amount of income in the KKR Group Partnerships that is subject to corporate taxes, partially offset by an increase in KKR & Co. L.P.'s ownership percentage in the KKR Group Partnerships from approximately 42.4% for the three months ended March 31, 2014 to approximately 53.6% for the three months ended March 31, 2015. The increase in ownership is primarily the result of the issuance of KKR & Co. L.P. common units in connection with our acquisition of KFN. This increase in ownership subjects a greater level of income to corporate taxes.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

The decrease was primarily driven by the termination of our KKR Equity Strategies fund and to a lesser extent decreased investment income for funds and vehicles where noncontrolling interests are redeemable.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

The decrease was primarily driven by a decrease in KKR Holding's ownership percentage in the KKR Group Partnerships, primarily as a result of the acquisition of KFN, from approximately 57.6% for the three months ended March 31, 2014 to 46.4% for the three months ended March 31, 2015.

Net Income (Loss) Attributable to KKR & Co. L.P.

The increase was primarily attributable to an increase in KKR & Co. L.P.’s ownership percentage in the KKR Group Partnerships from approximately 42.4% for the three months ended March 31, 2014 to 53.6% for the three months ended March 31, 2015 primarily as a result of the acquisition of KFN.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three months ended March 31, 2015 and 2014. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three months ended March 31, 2015 and 2014.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$109,276	$123,039	$(13,763)
Monitoring Fees	97,838	36,363	61,475
Transaction Fees	46,599	93,020	(46,421)
Fee Credits	(69,906)	(80,338)	10,432
Total Management, Monitoring and Transaction Fees, Net	183,807	172,084	11,723

Performance Income
Realized Carried Interest	302,425	168,800	133,625
Incentive Fees	—	—	—
Unrealized Carried Interest	126,937	145,776	(18,839)
Total Performance Income	429,362	314,576	114,786

Investment Income (Loss)
Net Realized Gains (Losses)	183,264	176,198	7,066
Net Unrealized Gains (Losses)	79,363	70,673	8,690
Total Realized and Unrealized	262,627	246,871	15,756
Net Interest and Dividends	(7,831)	(2,808)	(5,023)
Total Investment Income (Loss)	254,796	244,063	10,733

Total Segment Revenues	867,965	730,723	137,242

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	73,967	66,898	7,069
Realized Allocation to Carry Pool	120,970	67,520	53,450
Unrealized Allocation to Carry Pool	50,693	58,743	(8,050)
Total Compensation and Benefits	245,630	193,161	52,469
Occupancy and related charges	11,016	11,560	(544)
Other operating expenses	42,116	40,059	2,057
Total Segment Expenses	298,762	244,780	53,982

Income (Loss) attributable to noncontrolling interests	719	515	204

Economic Net Income (Loss)	$568,484	$485,428	$83,056

Assets Under Management	$62,139,400	$60,520,300	$1,619,100
Fee Paying Assets Under Management	$47,161,900	$48,211,000	$(1,049,100)
Equity Invested	$2,047,400	$2,551,800	$(504,400)
Uncalled Commitments	$18,690,000	$18,256,800	$(18,238,110)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in monitoring fees of $61.5 million, and a decrease in fee credits of $10.4 million, partially offset by a decrease in transaction fees of $46.4 million and a decrease in management fees of $13.8 million. The increase in monitoring fees was primarily the result of $81.7 million of fees received in the first quarter of 2015 from the termination of monitoring fee arrangements in connection with the exits of Alliance Boots GmbH and Big Heart Pet Brands compared to approximately $8.7 million of such fees received during the first quarter of 2014. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with sale activity in our private equity portfolio. The decrease in transaction fees was primarily attributable to a decrease in the size of fee generating investments completed during the three months ended March 31, 2015. During the three months ended March 31, 2015, there were 12 transaction fee-generating investments with a total combined transaction value of approximately $4.4 billion compared to 8 transaction fee-generating investments with a total combined transaction value of approximately $8.5 billion during the three months ended March 31, 2014.  Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in management fees is primarily attributable to (i) the European Fund III entering into its post-investment period on March 31, 2014, which reduced the fund's fee rate by approximately half and changed the fund's management fee base from committed capital to invested capital and (ii) to a lesser extent lower invested capital in our 2006 Fund and European II Fund as a result of realizations. Partially offsetting these decreases are increases due to new capital raised in Global Infrastructure Investors II Fund, the Energy Income and Growth Fund and European Fund IV. The decrease in fee credits is due primarily to a lower level of monitoring fees and transaction fees that are shared with our fund limited partners due to a higher proportion of those fees being earned from capital managed for investors in which fees are not shared. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

The net increase is primarily attributable to higher net carried interest resulting from more private equity funds earning carried interest and to a lesser extent higher overall appreciation in our private equity portfolio.
Realized carried interest for the three months ended March 31, 2015 consisted primarily of realized gains from the sale of Alliance Boots GmbH, Big Heart Pet Brands and Fotolia Holdings Inc. (technology sector)

Realized carried interest for the three months ended March 31, 2014 consisted primarily of realized gains from the partial sale of Jazz Pharmaceuticals, Inc. (NASDAQ: JAZZ), Santander Consumer USA (NYSE: SC) and NXP Semiconductors N.V.

The following table presents net unrealized carried interest by investment vehicle for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
North America Fund XI	65,553	17,771
Asian Fund II	52,790	—
European Fund III	30,817	84,529
China Growth Fund	15,433	(1,484)
Millennium Fund	5,521	(47,032)
Real Estate Partners Americas	1,802	7,230
Co-Investment Vehicles and Other	1,018	(4,620)
E2 Investors	925	1,418
European Fund	(148)	876
2006 Fund	(5,935)	60,707
Asian Fund	(13,595)	60,689
European Fund II	(28,700)	(30,989)
Management Fee Refunds	1,456	(3,319)

Total (a)	$126,937	$145,776

(a)	The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the three months ended March 31, 2015, the net unrealized carried interest income of $126.9 million included $372.5 million representing net increases in the value of various portfolio companies, which were partially offset by unrealized losses of $245.6 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the three months ended March 31, 2015, the value of our private equity investment portfolio increased 5.1%.  Increased share prices of various publicly held or publicly indexed investments comprised approximately 61% of the net increase in value for the three months ended March 31, 2015, the most significant of which were gains on Walgreens Boots Alliance Inc., Qingdao Haier and PRA Health Sciences, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet, and Far East Horizon Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation, Big Heart Pet Brands, and Mitchell International. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., Laureate Education, Inc. and SunGard. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Big Heart Pet Brands, an increase that primarily reflected the valuation of an agreement to sell this investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains for the three months ended March 31, 2015 resulted primarily from the sales of Alliance Boots GmbH, Big Heart Pet Brands and Fotolia Holdings Inc.

For the three months ended March 31, 2014, the net unrealized carried interest of $145.8 million included $269.9 million primarily reflecting net increases in the value of various portfolio companies which were partially offset by $124.1 million of reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the three months ended March 31, 2014, the value of our private equity investment portfolio increased 4.5%. Increased share prices of various publicly held investments comprised approximately 31% of the net increase in value for the three months ended March 31, 2014, the most significant of which were gains on NXP Semiconductors N.V., HCA, Inc. and Pets at Home Group Plc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far East Horizon Ltd., Tarkett S.A. and ProSiebenSat.1 Media AG. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to United Envirotech Limited, Alliance Boots GmbH and Avincis Group. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Laureate Education, Inc. and Toys R Us. The increased valuations of our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Avincis Group, an increase that primarily reflects the valuation of an agreement to sell the investment that was announced in March 2014  and (iii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction. The decreased valuations of our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Investment Income

        The net increase is primarily due to an increase in unrealized gains of $8.7 million and realized gains of $7.1 million, which were partially offset by an decrease in net interest and dividends of $5.0 million.
        For the three months ended March 31, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments, including the sales of Alliance Boots GmbH, Kion Group AG (XETRA:KGX) and The Nielsen Company B.V. (NYSE: NLSN). Net unrealized gains were primarily attributable to increases in value of various private equity investments including First Data Corporation and Walgreens Boots Alliance Inc. and growth equity investments including Coherus Biosciences (NASDAQ:CHRS). Partially offsetting these increases were unrealized losses primarily related to the reversal of gains on sales of investments noted in the realized gains commentary above as well as declines in value of various investments in working interests in oil and gas producing properties.
For the three months ended March 31, 2014, net realized gains were comprised primarily of realized gains from the sale or partial sale of private equity investments, the most significant of which were NXP Semiconductors N.V., ProSiebenSat.1 Media AG and Kion Group AG. Realized investment losses from private equity investments that were already written down as of October 1, 2009 that have been excluded from net realized gains (losses) above amounted to approximately $55.5 million for the three months ended March 31, 2014 and related to the write-off of A.T.U Auto Teile Unger (retail sector). The net unrealized gains related primarily to increases in the value of various investments, most notably WMI Holdings Corp.

(financial services sector), HCA, Inc. and Alliance Boots GmbH, partially offset by unrealized losses on ProSiebenSat.1 Media AG, The Nielsen Company B.V and Energy Future Holdings Corp. (energy sector) , as well as reversals of unrealized gains on the sale of ProSiebenSat.1 Media AG, Kion Group AG and The Nielsen Company B.V.

For the three months ended March 31, 2015, net interest and dividends were comprised of (i) $11.7 million of interest income which consists primarily of interest that is received from our cash balances and other assets, (ii) $5.0 million of dividend income from distributions received through our investment funds and other assets and (iii) $24.5 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN, a portion of which are allocable to the Private Markets segment. For the three months ended March 31 2014, net interest and dividends were comprised of (i) $6.0 million of interest income primarily from interest that is received from our cash balances and other assets, (ii) $4.4 million of dividend income from our investment funds and other assets and (iii) $13.2 million of interest expense primarily relating to senior notes outstanding for KKR. The decrease in net interest and dividends from the prior period is primarily due to higher allocations of interest expense to the Private Markets segment as a result of our 2044 Senior Notes issued on May 29, 2014 and an additional issuance of such notes on March 18, 2015, as well as interest expense relating to debt obligations at KFN subsequent to KKR’s acquisition of it on April 30, 2014.

Segment Expenses

Compensation and Benefits

The net increase was due primarily to higher allocations to carry pool driven by the higher levels of net carried interest as discussed in "Performance Income" above. The net increase was also due to higher cash compensation and benefits primarily reflecting increased headcount.

Occupancy and Other Operating Expenses

The net increase was primarily driven by an increase in professional fee expense reflecting the overall growth of this segment. Partially offsetting this increase was a decrease in expenses for unconsummated transactions, also known as "broken deal" expenses.

Economic Net Income (Loss)

The increase was primarily due to an increase in performance income, partially offset by increases in segment expenses as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2014 to March 31, 2015:

($ in thousands)
December 31, 2014	$61,505,800
New Capital Raised	1,591,100
Distributions	(2,967,000)
Change in Value	2,009,500
March 31, 2015	$62,139,400

AUM for the Private Markets segment was $62.1 billion at March 31, 2015, an increase of $0.6 billion, compared to $61.5 billion at December 31, 2014. The increase was primarily attributable to appreciation in the fair value of our private equity portfolio as well as new capital raised primarily in European Fund IV and Global Infrastructure Investors II. These increases were offset by distributions to private equity fund investors of $3.0 billion comprised of $2.1 billion of realized gains and $0.9 billion of return of original cost.

The appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $0.7 billion, $0.4 billion and $0.3 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively.  Approximately 61% of the net change in value for the three months ended March 31, 2015 was attributable to changes in share prices of various publicly held or publicly indexed investments, the most significant of which were gains on Walgreens Boots Alliance Inc., Qingdao Haier and PRA Health Sciences, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet, and Far East Horizon Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation, Big Heart Pet Brands, and Mitchell International. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., Laureate Education, Inc. and SunGard. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Big Heart Pet Brands, an increase that primarily reflected the valuation of an agreement to sell this investment.  The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

As of March 31, 2015, our AUM excluded approximately $3.1 billion in commitments in connection with infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2014 to March 31, 2015:

($ in thousands)
December 31, 2014	$47,262,500
New Capital Raised	1,320,500
Distributions	(961,100)
Change in Value	(460,000)
March 31, 2015	$47,161,900

FPAUM in our Private Markets segment was $47.2 billion at March 31, 2015, a decrease of $0.1 billion, compared to $47.3 billion at December 31, 2014. The decrease was primarily attributable to distributions to private equity fund investors as well as the impact of changes in foreign exchange rates on euro denominated commitments. These decreases were partially offset by new capital raised of $1.3 billion primarily in our European Fund IV and Global Infrastructure Investors II.

As of March 31, 2015, our FPAUM excluded approximately $3.1 billion in commitments in connection with infrastructure, energy, private equity and co-investment vehicles for which we are currently not earning management fees. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our management fees.  Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM.

Equity Invested

The decrease was due to a decrease in the size of private equity investments closed during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested, relative to transactions in our real asset businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. For the three months ended March 31, 2015, there were 31 transactions with a total combined value of approximately $6.1 billion compared to 13 transactions with a total combined transaction value of approximately $9.1 billion for the three months ended March 31, 2014.

Uncalled Commitments

As of March 31, 2015, our Private Markets Segment had $18.7 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three months ended March 31, 2015 and 2014.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$64,504	$72,354	(7,850)
Monitoring Fees	—	—	—
Transaction Fees	13,430	6,022	7,408
Fee Credits	(10,588)	(4,330)	(6,258)
Total Management, Monitoring and Transaction Fees, Net	67,346	74,046	(6,700)

Performance Income
Realized Carried Interest	—	24,750	(24,750)
Incentive Fees	5,665	17,019	(11,354)
Unrealized Carried Interest	12,347	(129)	12,476
Total Performance Income	18,012	41,640	(23,628)

Investment Income (Loss)
Net Realized Gains (Losses)	684	5,479	(4,795)
Net Unrealized Gains (Losses)	(87,877)	14,814	(102,691)
Total Realized and Unrealized	(87,193)	20,293	(107,486)
Net Interest and Dividends	51,872	9,577	42,295
Total Investment Income (Loss)	(35,321)	29,870	(65,191)

Total Segment Revenues	50,037	145,556	(95,519)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	24,005	26,745	(2,740)
Realized Allocation to Carry Pool	—	9,900	(9,900)
Unrealized Allocation to Carry Pool	4,938	(53)	4,991
Total Compensation and Benefits	28,943	36,592	(7,649)
Occupancy and related charges	3,122	2,172	950
Other operating expenses	14,954	8,507	6,447
Total Segment Expenses	47,019	47,271	(252)

Income (Loss) attributable to noncontrolling interests	175	522	(347)

Economic Net Income (Loss)	$2,843	$97,763	(94,920)

Assets Under Management	$36,988,600	$41,757,200	(4,768,600)
Fee Paying Assets Under Management	$35,722,600	$35,400,600	322,000
Equity Invested	$649,300	$734,100	(84,800)
Uncalled Commitments	$2,865,600	$1,728,300	1,137,300
Gross Dollars Invested	$1,210,800	$989,700	221,100

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in management fees of $7.9 million. The decrease in management fees is due primarily to a decrease in management fees received from KFN as a result of our acquisition of it on April 30, 2014, as management fees from KFN after that date are eliminated from segment results. This decrease was partially offset by the inclusion of a full quarter of operating results for Avoca in the first quarter of 2015 reflecting our acquisition of it on February 19, 2014. The increase in transaction fees is due primarily to an increase in the size of fee earning transactions in the current period.  The increase in fee credits is due primarily to the increase in transaction fees as described above.

Performance Income

The net decrease was primarily attributable to lower net carried interest resulting from a lower increase in the net asset values of certain carry-eligible investment vehicles in the three months ended March 31, 2015 and a lower level of incentive fees. The decrease in incentive fees is due primarily to a decrease in incentive fees received from KFN as a result of our acquisition of it on April 30, 2014, as incentive fees from KFN after that date are eliminated from segment results, partially offset by an increase in incentive fees earned from Corporate Capital Trust, our sub-advised BDC, resulting from favorable performance. Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined at other points during the year for certain strategies. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result are expected to vary significantly from period to period.

Investment Income

The net decrease was primarily due to a decrease in total realized and unrealized gains of $107.5 million, partially offset by an increase in net interest and dividends of $42.3 million. The decrease in total realized and unrealized gains was due primarily to unrealized losses reflecting (i) overall reductions in the value of our investments in CLOs, (ii) reductions in value of specialty finance holdings, including those acquired in our acquisition of KFN and (iii) reductions in certain credit and other Public Markets related investments. The increase in interest and dividends is due primarily to more significant levels of investments in interest yielding CLOs and credit investments as a result of our acquisition of KFN on April 30, 2014 and to a lesser extent our acquisition of Avoca on February 19, 2014.

Segment Expenses

Compensation and Benefits

The decrease was primarily due to a decrease in net allocation to carry pool in connection with lower levels of net carried interest as described above as well as a decrease in cash compensation and benefits reflecting the decrease in fees, which generally results in lower compensation expense.

Occupancy and Other Operating Expenses

This increase was primarily driven by a full quarter of operating results including operating expenses for Avoca in the first quarter of 2015 reflecting our acquisition of it on February 19, 2014 as well as increased professional fees and expenses associated with fundraising in connection with the growth of this segment.

Economic Net Income (Loss)

The decrease is primarily attributable to the decreases in investment income, performance income and management fees as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2014 to March 31, 2015:

($ in thousands)
December 31, 2014	$37,106,700
New Capital Raised	2,247,900
Distributions	(1,195,400)
Redemptions	(653,200)
Net Changes in Fee Base of Certain Funds	(238,600)
Change in Value	(278,800)
March 31, 2015	$36,988,600

AUM in our Public Markets segment totaled $37.0 billion at March 31, 2015, a decrease of $0.1 billion compared to AUM of $37.1 billion at December 31, 2014. The decrease for the period was primarily due to the redemption and distribution of $1.8 billion from certain investment vehicles across multiple strategies, a decrease in value of $0.3 billion and a net change in fee base of $0.2 billion reflecting our Mezzanine Fund entering its post-investment period. These decreases were largely offset by $2.2 billion of new capital raised primarily in our alternative credit platform, our hedge funds platform and CLOs.

As of March 31, 2015, our AUM excluded approximately $2.6 billion in commitments in connection with various credit strategies, the most significant of which are special situations and direct lending, for which we are currently not earning management fees. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2014 to March 31, 2015:

($ in thousands)
December 31, 2014	$35,783,900
New Capital Raised	2,193,800
Distributions	(933,200)
Redemptions	(653,200)
Net Changes in Fee Base of Certain Funds	(325,200)
Change in Value	(343,500)
March 31, 2015	$35,722,600

FPAUM in our Public Markets segment was $35.7 billion at March 31, 2015, a decrease of $0.1 billion compared to FPAUM of $35.8 billion at December 31, 2014. The decrease was primarily due to the redemption and distribution of $1.6 billion from certain investment vehicles across multiple strategies, a decrease in value of $0.3 billion and a net change in fee base of $0.3 billion reflecting our Mezzanine Fund entering its post-investment period. These decreases were partially offset by new capital raised of $2.2 billion, primarily in our alternative credit platform, our hedge funds platform and CLOs.

As of March 31, 2015, our FPAUM excluded approximately $2.6 billion in commitments in connection with various credit strategies, the most significant of which are special situations and direct lending, for which we are currently not earning management fees. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our management fees. Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM.

Equity Invested

The decrease is primarily due to a lower level of net capital deployed, primarily in our special situations strategies.

Uncalled Commitments

As of December 31, 2014, our Public Markets segment had $2.9 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

The increase is primarily due to a higher level of investment activity in our direct lending and mezzanine strategies, partially offset by a decrease in investment activity in our special situations strategies.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the three months ended March 31, 2015 and 2014.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	43,257	64,474	(21,217)
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	43,257	64,474	(21,217)

Performance Income
Realized Carried Interest	—	—	—
Incentive Fees	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	(3,281)	51	(3,332)
Net Unrealized Gains (Losses)	(2,207)	272	(2,479)
Total Realized and Unrealized	(5,488)	323	(5,811)
Net Interest and Dividends	6,634	4,395	2,239
Total Investment Income (Loss)	1,146	4,718	(3,572)

Total Segment Revenues	44,403	69,192	(24,789)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	9,055	15,272	(6,217)
Realized Allocation to Carry Pool	—	—	—
Unrealized Allocation to Carry Pool	—	—	—
Total Compensation and Benefits	9,055	15,272	(6,217)
Occupancy and related charges	658	457	201
Other operating expenses	3,876	4,235	(359)
Total Segment Expenses	13,589	19,964	(6,375)

Income (Loss) attributable to noncontrolling interests	2,728	2,165	563

Economic Net Income (Loss)	$28,086	$47,063	$(18,977)

Syndicated Capital	$248,700	$91,400	$157,300

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees decreased primarily due to a decrease in IPO underwriting fees as well as the size of capital markets transactions for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our capital markets business does not generate management or monitoring fees. Overall, we completed 30 capital markets transactions for the three months ended March 31, 2015 of which 5 represented equity offerings and 25 represented debt offerings, as compared to 43 transactions for the three months ended March 31, 2014 of which 4 represented equity offerings and 39 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets platforms as well as third party companies. For the three months ended March 31, 2015 approximately 30% of our transaction fees were earned from third parties, as compared to 23% for the three months ended March 31, 2014. Our transaction fees are comprised of fees from various global regions. For the three months ended March 31, 2015 approximately 70% of our transaction fees were sourced outside of the United States as compared to approximately 46% for the three months ended March 31, 2014. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

This decrease was primarily due to a decrease in cash compensation and benefits related to lower transaction fees for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Lower transaction fees generally results in lower compensation expense.

Occupancy and Other Operating Expenses

This decrease was primarily driven by a decrease in professional fees in connection with the lower overall level of capital markets transaction activity for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Economic Net Income (Loss)

The decrease is primarily attributable to the decrease in transaction fees, partially offset by the decrease in compensation and benefits, described above.

Syndicated Capital

The increase is primarily due to an increase in the number and aggregate size of syndication transactions in the three months ended March 31, 2015 when compared to three months ended March 31, 2014. Overall, we completed 5 syndication transactions for the three months ended March 31, 2015 as compared to 2 syndication transactions for the three months ended March 31, 2014.

Segment Balance Sheet

Our segment balance sheet serves as a significant source of capital to further grow and expand our business, increase our participation in our existing businesses and further align our interests with those of our fund investors and other stakeholders. The majority of our balance sheet consists of general partner interests in KKR investment funds, limited partner interests in certain KKR investment funds and co-investments in certain portfolio companies of KKR private equity funds as well as interests in CLOs, corporate loans, debt securities and energy and real estate assets held by KFN. Our balance sheet also holds other assets used in the development of our business, including seed capital for new strategies such as growth equity investments.

Investments

Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority investments in subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR's liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR's available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of March 31, 2015, we had cash and short-term investments on a segment basis of approximately $1.5 billion. Excluding approximately $0.2 billion of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of approximately $1.3 billion as of March 31, 2015.

The following tables present our segment balance sheet as of March 31, 2015, and December 31, 2014:

	As of	As of
	March 31, 2015	December 31, 2014
	($ in thousands, except per unit amounts)
Cash and short-term investments	$1,453,916	$1,121,385
Investments	10,040,752	9,807,606
Unrealized carry (a)	1,375,022	1,283,022
Other assets	1,055,496	999,654
Total assets	$13,925,186	$13,211,667

Debt obligations - KKR (ex-KFN)	$2,097,000	$1,527,000
Debt obligations - KFN	657,310	657,310
Preferred shares - KFN	373,750	373,750
Other liabilities	285,297	413,808
Total liabilities	3,413,357	2,971,868

Noncontrolling interests	124,769	121,574

Book value	$10,387,060	$10,118,225

Book value per adjusted unit	$12.19	$12.07
(a) Unrealized Carry
Private Markets	$1,281,225	$1,196,633
Public Markets	93,797	86,389
Total	$1,375,022	$1,283,022

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding - Basic to Adjusted Units and KKR & Co. L.P. Partners’ Capital to Book Value:

As of
March 31, 2015
GAAP Common Units Outstanding - Basic	438,054,363
Adjustments:
Unvested Common Units(a)	36,953,115
Other Exchangeable Securities (b)	4,776,216
GAAP Common Units Outstanding - Diluted	479,783,694
Adjustments:
KKR Holdings Units (c)	372,661,977
Adjusted Units	852,445,671

As of
($ in thousands, except per unit amounts)	March 31, 2015
KKR & Co. L.P. partners’ capital	$5,601,366

Noncontrolling interests held by KKR Holdings L.P.	4,719,963

Equity impact of KKR Management Holdings Corp. and other	65,731

Book value	10,387,060

Adjusted units	852,445,671

Book value per adjusted unit	$12.19

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

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CLOs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds and CLOs, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our fund investors, unitholders and certain holders of certain exchangeable securities; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2015, we had cash and short-term investments on a segment basis of $1.5 billion.

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) realizations on and sales of investments and other assets; and (v) borrowings under our credit facilities, debt offerings and other borrowing arrangements. In addition, we may generate cash proceeds from sales of our common units as described below.

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of March 31, 2015, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

As of March 31, 2015, netting holes in excess of $50 million existed at five of our private equity funds, the most significant of which were our European Fund II and North America Fund XI, which had netting holes of approximately $394 million and $103 million, respectively. In accordance with the criteria set forth above, funds may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future.

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

•
On October 22, 2014, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnerships., as borrowers, entered into a credit agreement (the "Corporate Credit Agreement") with certain lending institutions and HSBC Bank USA, National Association, as Administrative Agent and simultaneously terminated its existing credit agreement dated February 26, 2008, as amended from time to time, with no amounts outstanding at the time of termination. The Corporate Credit Agreement provides the borrowers with a senior unsecured multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion, as of the closing date, with the option to request an increase in the facility amount of up to an additional $250 million, for an aggregate principal amount of $1.25 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The credit facility is a five-year facility, scheduled to mature on October 22, 2019, with the borrowers' option to extend the maturity date, subject to the consent of the applicable lenders, and the borrowers may prepay, terminate or reduce the commitments under the credit facility at any time without penalty. Interest on borrowings under the credit facility will be based on either London Interbank Offered Rate (LIBOR) or Alternate Base Rate, with the applicable margin per annum in excess of LIBOR or the Alternate Base Rate based on a corporate ratings-based pricing grid ranging from 69 basis points to 120 basis points (for LIBOR borrowings). Borrowings under the credit facility are guaranteed by KKR & Co. L.P. and any other entity (other than the borrowers) that guarantees the 2020 Senior Notes, 2043 Senior Notes or the 2044 Senior Notes. As of April 20, 2015, a letter of credit in the amount of $20.0 million was outstanding under the Corporate Credit Agreement. Other than this letter of credit, no borrowings were outstanding under the Corporate Credit Agreement for the three months ended March 31, 2015.

•
On February 27, 2008, KKR Capital Markets Holdings L.P. entered into a credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017. In addition to extending the terms, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee. Borrowings under this facility may only be used for our capital markets business, and its only obligors are entities involved in our capital markets business, and its liabilities are non-recourse to other parts of KKR's business. For the three months ended March 31, 2015, a total of $97 million was borrowed under the KCM Credit Agreement. In addition, a total of $27 million that was borrowed during 2014 was fully repaid during the three months ended March 31, 2015. As of April 20, 2015, the $97 million of borrowings were repaid and there were no outstanding borrowings under the KCM Credit Agreement.

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

The indenture, as supplemented, relating to the 2020 Senior Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2020 Senior Notes may declare the 2020 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2020 Senior Notes and any accrued and unpaid interest on the 2020 Senior Notes automatically becomes due and payable. All or a portion of the 2020 Senior Notes may be redeemed at the issuer's option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2020 Senior Notes. If a change of control repurchase event occurs, the 2020 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2020 Senior Notes repurchased plus any accrued and unpaid interest on the 2020 Senior Notes repurchased to, but not including, the date of repurchase.

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

The indenture, as supplemented , relating to the 2043 Senior Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2043 Senior Notes may declare the 2043 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2043 Senior Notes and any accrued and unpaid interest on the 2043 Senior Notes automatically becomes due and payable. All or a portion of the 2043 Senior Notes may be redeemed at the issuer's option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2043 Senior Notes. If a change of control repurchase event occurs, the 2043 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2043 Senior Notes repurchased plus any accrued and unpaid interest on the 2043 Senior Notes repurchased to, but not including, the date of repurchase.

•
On May 29, 2014, KKR Group Finance Co. III LLC, a subsidiary of KKR Management Holdings Corp., issued $500 million aggregate principal amount of 5.125% Senior Notes due 2044 (together with any subsequently issued notes of the same series, the "2044 Senior Notes"), which were issued at a price of 98.612%. The 2044 Senior Notes are unsecured and unsubordinated obligations of the issuer and will mature on June 1, 2044, unless earlier redeemed or repurchased. The 2044 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by KKR & Co. L.P. and the KKR Group Partnerships. The guarantees are unsecured and unsubordinated obligations of the guarantors. The 2044 Senior Notes bear interest at a rate of 5.125% per annum, accruing from May 29, 2014. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2014.

On March 18, 2015, KKR Group Finance Co. III LLC issued an additional $500 million aggregate principal amount of its 2044 Senior Notes, which were priced at 101.062%. The 2044 Senior Notes issued in March 2015 constitute an additional issuance of the issuer’s 2044 Senior Notes issued in May 2014. The terms of the 2044 Senior Notes issued in March 2015 are identical to the terms of the 2044 Notes issued in May 2014, except for the issue date, issue price, the first payment date, June 1, 2015 and the date from which interest began to accrue.
The indenture, as supplemented, relating to the 2044 Senior Notes includes covenants, including limitations on the issuer's and the guarantors' ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture, as supplemented, also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2044 Senior Notes may declare the 2044 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2044 Senior Notes and any accrued and unpaid interest on the 2044 Senior Notes automatically becomes due and payable. All or a portion of the 2044 Senior Notes may be redeemed at the issuer's option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the 2044 Senior Notes. If a change of control repurchase event occurs, the 2044 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2044 Senior Notes repurchased plus any accrued and unpaid interest on the 2044 Senior Notes repurchased to, but not including, the date of repurchase.
KFN Securities

•	KFN has two issuances of senior notes outstanding that are non-recourse to KKR beyond the assets of KFN:

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

•
KFN has also established six 30-year trusts from 2006 through 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of trusts and mature between 2036 and 2037. Interest is payable quarterly and are fixed, floating or a combination among the six trusts. As of March 31, 2015, $283.5 million par amount was outstanding with weighted average years to maturity of 21.5 years and a weighted average borrowing rate of 5.40%.

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

Common Units

•
On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, the KKR Financial Holdings LLC 2007 Share Incentive Plan (the "KFN Share Incentive Plan") and the KKR Asset Management LLC 2011 Share Incentive Plan (the "KAM Share Incentive Plan"), and together with the Equity Incentive Plan and the KFN Share Incentive Plan, the "Plans", and (2) the amount of cash delivered in respect of awards granted pursuant to the Plans that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. No additional equity awards will be issued under the KFN Share Incentive Plan or the KAM Share Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014. As of March 31, 2015, 861,731 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of March 31, 2015.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to:

•continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies;

•warehouse an investment in a portfolio company or other investments for the benefit of one or more of our funds, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles;

•service debt obligations, as well as any contingent liabilities that may give rise to future cash payments;

•fund cash operating expenses and amounts recorded for litigation matters;

•pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•make cash distributions in accordance with our distribution policy;

•underwrite commitments within our capital markets business;

•fund our equity commitment to joint ventures such as Merchant Capital Solutions LLC;

•make future purchase price payments in connection with our proprietary acquisitions or investments, such as our acquisition of Prisma and minority interest in Nephila; and

•acquire additional principal assets, including other businesses.

See "—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis." We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of March 31, 2015:

Uncalled Commitments
Private Markets	($ in thousands)
European Fund IV	$184,700
Energy Income and Growth Fund	157,200
North America Fund XI	156,700
Infrastructure II	121,600
Real Estate Partners Americas	118,500
Asian Fund II	53,200
European Fund III	52,100
2006 Fund	23,400
Co-Investment Vehicles	30,500
Other Private Markets Funds	14,600
Total Private Markets Commitments	912,500

Public Markets
Special Situations Vehicles	187,900
Direct Lending Vehicles	82,500
Mezzanine Fund	9,600
Total Public Markets Commitments	280,000

Total Uncalled Commitments	$1,192,500

As of March 31, 2015, KKR had unfunded commitments consisting of (i) $1,192.5 million, as shown above, to its active private equity and other investment vehicles, (ii) $374.6 million in connection with commitments by KKR's capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions as described below and (iv) other investment commitments of $157.2 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Prisma Capital Partners

On October 1, 2012, KKR acquired all of the equity interests of Prisma subject to potential purchase price payments in 2014 and 2017. KKR may become obligated to make future purchase price payments in 2017 based on whether the Prisma business grows to achieve certain operating performance metrics when measured in such year. KKR has the right in its sole discretion to pay a portion of such future purchase price payment, if any, in KKR & Co. L.P. common units rather than in cash. See "—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis."

Merchant Capital Solutions

Merchant Capital Solutions LLC (MCS, formerly known as MerchCap Solutions LLC) is a joint venture partnership with Stone Point Capital and CPPIB Credit Investments, Inc. MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain balance sheet investments to support client needs. KKR and Stone Point each committed $150 million of equity and CPPIB committed an additional $50 million to MCS to support its business. KKR's remaining commitment is approximately $128.6 million as of March 31, 2015. KKR expects that certain capital markets activities for third parties (other than KKR and its portfolio companies) will be principally conducted by MCS.

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

        For the three months ended March 31, 2015, no cash payments have been made under the tax receivable agreement. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of March 31, 2015, $2.3 million of cumulative income tax savings have been realized. See "—Liquidity-Other Liquidity Needs— Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

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

The following table presents our distribution calculation for the three months ended March 31, 2015 and 2014 as described above.

	Quarter Ended
($ in thousands except per unit data)	March 31, 2015	March 31, 2014
Total Distributable Earnings	$516,531	$446,808

Less: estimated current corporate income taxes	(28,855)	(33,445)

Distributable Earnings, net of taxes	487,676	413,363

Less: Undistributed net realized investment income - KKR (ex-KFN)	(114,886)	(115,735)

Distributed Earnings	$372,790	$297,628

Distributable Earnings, net of taxes per KKR & Co. L.P. common unit	$0.60	$0.59

Distribution per KKR & Co. L.P. common unit	$0.46	$0.43

Components of Distribution per KKR & Co. L.P. Common Unit

After-tax FRE	$0.10	$0.15
Realized Cash Carry	$0.22	$0.17
Distributed Net Realized Investment Income - KKR (ex-KFN)	$0.09	$0.11
Distributed Net Realized Investment Income - KFN	$0.05	$—

Fee and yield earnings distribution per KKR & Co. L.P. common unit	$0.15	$0.16

Adjusted Units Eligible For Distribution	813,796,584	696,070,615

Payout Ratio	76.4%	72.0%

The following table provides a reconciliation of KKR’s Adjusted Units to Adjusted Units Eligible for Distribution:

As of
March 31, 2015
Adjusted Units	852,445,671
Adjustments:
Unvested Common Units	(36,953,115)
Unvested Other Exchangeable Securities	(1,695,972)
Adjusted Units Eligible For Distribution	813,796,584

Total Distributable Earnings

Total distributable earnings is the sum of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of its carry pool, (iii) net realized investment income—KKR (ex-KFN) and (iv) net realized investment income—KFN; less (i) applicable local income taxes, if any, and (ii) noncontrolling interests. We believe this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and amounts available for distribution to KKR unitholders. However, total distributable earnings is not a measure that calculates actual distributions under KKR's current distribution policy. See our distribution table above for the actual cash distribution declared for the three months ended March 31, 2015 and 2014.

Total distributable earnings were $516.5 million for the three months ended March 31, 2015, an increase of $69.7 million, compared to $446.8 million for the three months ended March 31, 2014. The increase was primarily attributable to an increase in realized cash carry net of realized cash carry allocated to carry pool of $65.3 million and an increase in net realized investment income of KFN of $39.9 million, partially offset by a decrease in fees of $27.5 million and an increase in other operating expenses of $8.1 million.

Distribution per KKR & Co. L.P. common unit was $0.46 for the three months ended March 31, 2015, an increase of $0.03 per common unit, compared to $0.43 per common unit for the three months ended March 31, 2014. The increase was primarily attributable to an increase in realized cash carry per common unit of $0.05 and distributable net realized investment income-KFN per common unit of $0.05 as a result of our acquisition of KFN on April 30, 2014. This increase was partially offset by a decrease in after-tax FRE primarily due to a decrease in FRE and to a lesser extent an increase in adjusted units eligible for distribution primarily as a result of the KFN acquisition on April 30, 2014.

Fee Related Earnings (“FRE”)

Fee related earnings is comprised of (i) total management, monitoring and transaction fees, net, plus incentive fees, less (ii) cash compensation and benefits, occupancy and related charges and other operating expenses. It is a measure of the operating earnings of KKR and its business segments before carried interest and related carry pool allocations and investment income and comprises a portion of KKR's quarterly distribution. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity-based charges and other non-cash compensation charges borne by KKR Holdings or incurred under the Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items. After tax FRE represents FRE after deductions for current corporate and local income taxes and non-controlling interests.

Net Realized Investment Income — KKR (ex - KFN)

Net realized investment income—KKR (ex-KFN) refers to net cash income from (i) realized investment gains and losses excluding certain realized investment losses to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009, (ii) dividend income, and (iii) interest income net of interest expense in each case generated by KKR (excluding KFN). This term describes a portion of KKR's quarterly distribution and excludes net realized investment income of KFN. Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized investment income as described above in (i) above amounted to approximately $55.5 million for the three months ended March 31, 2014, respectively.

Net Realized Investment Income - KFN

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

	Three Months Ended
	March 31, 2015	March 31, 2014
	($ in thousands)
Net income (loss) attributable to KKR & Co. L.P.	$270,507	$210,041
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	239,008	300,814
Plus: Non-cash equity based charges	76,550	77,528
Plus: Amortization of intangibles and other, net	(2,790)	20,169
Plus: Income taxes	16,138	21,702
Economic net income (loss)	599,413	630,254
Plus: Income attributable to segment noncontrolling interests	3,622	3,202
Less: Total investment income (loss)	220,621	278,651
Less: Net carried interest	265,108	203,087
Fee related earnings	117,306	151,718
Plus: Net interest and dividends	50,675	11,164
Fee and yield earnings	167,981	162,882
Plus: Depreciation and amortization	3,881	4,035
Plus: Core interest expense	25,332	18,400
Fee and yield EBITDA	197,194	185,317
Less: Depreciation and amortization	3,881	4,035
Less: Core interest expense	25,332	18,400
Less: Net interest and dividends	50,675	11,164
Plus: Realized cash carry, net of realized cash carry allocated to carry pool	181,455	116,130
Plus: Net realized investment income - KKR (ex-KFN)	191,477	192,892
Plus: Net realized investment income - KFN	39,865	—
Less: Local income taxes and noncontrolling interests	13,572	13,932
Total distributable earnings	516,531	446,808
Plus: Depreciation and amortization	3,881	4,035
Plus: Core interest expense	25,332	18,400
Plus: Local income taxes and noncontrolling interests	13,572	13,932
Total EBITDA	$559,316	$483,175

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2015 on an unconsolidated basis before the consolidation of funds and CLOs:

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$1,192.5	$—	$—	$—	$1,192.5
Debt payment obligations (2)	97.0	—	—	2,657.3	2,754.3
Interest obligations on debt (3)	159.6	301.8	296.4	2,685.9	3,443.7
Underwriting commitments (4)	300.8	—	—	—	300.8
Lending commitments (5)	73.8	—	—	—	73.8
Other commitments (6)	285.8	—	—	—	285.8
Lease obligations	51.8	93.6	75.7	52.0	273.1
Total	$2,161.3	$395.4	$372.1	$5,395.2	$8,324.0

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

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2015 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2015, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2015, a payable of $128.3 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2015, approximately $13.3 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of March 31, 2015, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $42.6 million.

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of March 31, 2015, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2015 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,486.8 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of March 31, 2015, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $115.8 million as of March 31, 2015.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, KKR's potential exposure has been reduced to $184.7 million as of March 31, 2015. Using valuations as of March 31, 2015, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CLOs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2015. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds and CLOs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$19,264.6	$—	$—	$—	$19,264.6
Debt payment obligations (2)	655.2	1,151.4	836.2	9,099.9	11,742.7
Interest obligations on debt (3)	344.1	607.2	553.1	3,266.7	4,771.1
Underwriting commitments (4)	300.8	—	—	—	300.8
Lending commitments (5)	73.8	—	—	—	73.8
Other commitments (6)	285.8	—	—	—	285.8
Lease obligations	51.8	93.6	75.7	52.0	273.1
Total	$20,976.1	$1,852.2	$1,465.0	$12,418.6	36,711.9

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

(2)
Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $2.0 billion gross of unamortized discount, (ii) KFN 2041 Senior Notes and KFN 2042 Senior Notes of $0.4 billion, net of unamortized premium, (iii) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of enhancing returns or providing liquidity to the funds of $1.8 billion and (v) debt securities issued by our consolidated CLOs of $7.2 billion. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2015 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2015, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2015, a payable of $128.3 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2015, approximately $13.3 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of March 31, 2015, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $42.6 million.

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $943.4 million and $(903.4) million during the three months ended March 31, 2015 and 2014, respectively. These amounts primarily included: (i) proceeds from sales of investments and principal payments net of purchases of investments by our funds and CLOs of $0.4 billion and $(1.0) billion during the three months ended March 31, 2015 and 2014, respectively; (ii) net realized gains (losses) on investments of $1.8 billion and $0.8 billion during the three months ended March 31, 2015 and 2014, respectively; and (iii) change in unrealized gains (losses) on investments of $114.0 million and $1.2 billion during the three months ended March 31, 2015 and 2014, respectively. Certain KKR funds and CLOs are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $7.9 million and $(68.5) million during the three months ended March 31, 2015 and 2014, respectively. Our investing activities included a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $49.6 million and $(7.7) million, the purchases of furniture, computer hardware and leasehold improvements of $(3.8) million and $(1.9) million during the three months ended March 31, 2015 and 2014, respectively, as well as proceeds from sales of oil and natural gas properties, net of development of oil and natural gas properties of $(37.9) million for the three months ended March 31, 2015 and cash paid for acquisitions of $(58.9) million for the three months ended March 31, 2014.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $(0.6) billion and $1.0 billion during the three months ended March 31, 2015 and 2014, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(1.4) billion and $0.9 billion during the three months ended March 31, 2015 and 2014, respectively; (ii) proceeds received net of repayment of debt obligations of $970.9 million and $175.1 million during the three months ended March 31, 2015 and 2014, respectively; and (iii) distributions to our partners of $(151.7) million and $(138.3) million during the three months ended March 31, 2015 and 2014, respectively.

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

Certain of KKR's funds and CLOs are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds and vehicles. KKR's financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and vehicles on a gross basis, and the majority of the economic interests in those funds, which are held by fund investors or other stakeholders, are attributed to noncontrolling interests in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds and entities are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR's attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners' capital.

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

The carrying amounts of Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities recognized on the consolidated statements of financial condition (excluding fixed assets, goodwill, intangible assets, oil and gas assets, net, contingent consideration and certain debt obligations) approximate fair value due to their short term maturities. Further information on Fixed Assets is presented in Note 7, "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities". Further information on Goodwill and Intangible Assets is presented in Note 15 "Goodwill and Intangible Assets." Further information on contingent consideration is presented in Note 14 "Acquisitions." Further information on KKR's debt obligations is presented in Note 9, "Debt Obligations".

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 12.5% of total investments measured and reported at fair value as Level I at March 31, 2015.

Level II

Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, convertible debt securities indexed to publicly-listed securities, and certain over-the-counter derivatives. We classified 26.6% of total investments measured and reported at fair value as Level II at March 31, 2015.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and credit investments for which a sufficiently liquid trading market does not exist. We classified 60.9% of total investments measured and reported at fair value as Level III at March 31, 2015. The valuation of our Level III investments at March 31, 2015 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

CLO Debt Obligations: Beginning on January 1, 2015 with the adoption of ASU 2014-13, KKR measures CLO debt obligations on the basis of the fair value of the financial assets of the CLO.

Level III Valuation Methodologies

Management’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management's best estimates after consideration of a variety of internal and external factors.

Financial assets and liabilities categorized as Level III consist primarily of the following:

Private Equity Investments:    We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Other inputs are also used in both methodologies. For valuations determined for periods other than at year end, various inputs may be estimated prior to the end of the relevant period. Also, as discussed in greater detail under "—Business Environment" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, but may have a significant adverse impact on the value of our investments" in our Annual Report on Form 10-K, a change in interest rates could have a significant impact on valuations. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates. In addition, when a definitive agreement has been executed to sell an investment, KKR generally considers a significant determinant of fair value to be the consideration to be received by KKR pursuant to the executed definitive agreement.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 55.4% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2015, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for our Level III private equity investments were 41% and 43% and 16%, respectively. As of March 31, 2015, we believe that the approach of using the market multiples methodology, the discounted cash flow methodology and valuations based on pending sales resulted in valuations of our aggregate Level III private equity portfolio that were only 2.3% higher than if only the discounted cash flow methodology had been used and only 5.0% lower than if only the market comparables methodology had been used.

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

Real Assets Investments:    Real asset investments in infrastructure, energy and real estate are valued using one or more of the discounted cash flow analysis, market comparables analysis and direct income capitalization, which in each case incorporates significant assumptions and judgments. Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Energy investments are generally valued using a discounted cash flow analysis. Key inputs used in this methodology that require estimates include the weighted average cost of capital. In addition, the valuations of energy investments generally incorporate both commodity prices as quoted on indices and long-term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Certain energy investments do not include an illiquidity discount. Long-term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the energy investment portfolio associated with future development and to reflect a range of price expectations. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Key inputs used in such methodologies that require estimates include an unlevered discount rate and current capitalization rate, and certain real estate investments do not include a minimum illiquidity discount. The valuations of real assets investments also use other inputs.

On a segment basis, our energy real asset investments in oil and gas producing properties as of March 31, 2015 had a fair value of approximately $684 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $68.4 million and a decline in net income attributable to KKR & Co. L.P. of $36.7 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of March 31, 2015, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $6 million lower for the three months ended March 31, 2015, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 53.6% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

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

CLO Debt Obligations: Prior to January 1, 2015 and the adoption of ASU 2014-13, collateralized loan obligation senior secured and subordinated notes were initially valued at the transaction price and were subsequently valued using a third party valuation service. The approach used to estimate the fair values was the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. The debt obligations were discounted based on the appropriate yield curve given the debt obligation's respective maturity and credit rating. The most significant inputs to the valuation of these financial instruments were default and loss expectations and discount margins. Beginning on January 1, 2015, with the adoption of ASU 2014-13, KKR measures CLO debt obligations on the basis of the fair value of the financial assets of the CLO.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit (including investments held by consolidated CLOs) and other investments. The Private Markets valuation committee is assisted by subcommittees in the valuation of real asset investments. Each of the Private Markets valuation committee and the credit valuation committee is assisted by a valuation team, which, except as noted below, is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams or subcommittees for real asset investments include investment professionals who participate in the preparation of preliminary valuations and oversight for those investments. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors.

These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations annually for all Level III investments in Private Markets and quarterly for investments other than investments which are less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of our Level III Private Markets investments. For most investments classified as Level III in Public Markets, in general, an independent valuation firm is engaged by us to provide third party valuations, or ranges of valuations from which our investment professionals select a point in the range to determine the preliminary valuation, or an independent valuation firm is engaged by us to perform certain procedures in order to assess the reasonableness and provide positive assurance of our valuations. Approximately 5% of the total value of our Level III credit investments are not valued with the engagement of an independent valuation firm. All preliminary valuations in Private Markets and credit are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm's management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

As of March 31, 2015, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of Private Markets investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of March 31, 2015, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments.

As of March 31, 2015, investments which represented greater than 5% of consolidated investments consisted of Walgreens Boots Alliance Inc. and First Data Corporation valued at $4.4 billion and $4.2 billion, respectively. On a segment basis, as of March 31, 2015, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and Walgreens Boots Alliance Inc. valued at $1,248.2 million and $594.8 million, respectively.

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

Prior to the KPE Transaction, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $184.7 million as of March 31, 2015. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB proposed to defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. A full retrospective or modified retrospective approach is required. KKR is in the process of assessing the impact that the adoption of this guidance will have on its financial statements, including with respect to the timing of the recognition of carried interest.

 Measurement of Financial Assets and Liabilities - Consolidated Collateralized Financing Entities

In August 2014, the FASB issued ASU 2014-13, "Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity" ("CFE"), such as CLOs. This standard provides that an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE should be measured on the basis of either the fair value of the CFE's financial assets or financial liabilities, whichever is more observable. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and this guidance was early adopted by KKR on January 1, 2015 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period.

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted, and a prospective approach is required. The adoption of this guidance is not expected to have a material impact on KKR's financial statements.

Derivatives and Hedging

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16"). The guidance in ASU 2014-16 states that implied substantive terms and features of a hybrid financial instrument issued in the form of a stock should weigh each term and feature on the basis of relevant facts and circumstances. An entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. ASU 2014-16 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a retrospective approach is permitted but not required. The adoption of this guidance is not expected to have a material impact on KKR's financial statements.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance in ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. ASU 2015-02 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. KKR is evaluating the impact on its consolidated financial statements and expects to deconsolidate certain investment funds, vehicles and entities upon adoption of this guidance.

Interest - Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The guidance in ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and a retrospective approach is required. The adoption of this guidance is not expected to have a material impact on KKR’s financial statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There was no material change in our market risks during the three months ended March 31, 2015. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting : There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 16 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015 .

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

KKR & CO. L.P.

By: KKR Management LLC
Its General Partner

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC)

DATE:	May 7, 2015

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and March 31, 2014, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (vi) the Notes to the Consolidated Financial Statements.

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