Form 10-Q
period 2015-06-30
KKR & Co. L.P.
filed 2015-08-07
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, there were 450,396,361 Common Units of the registrant outstanding

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended June 30, 2015

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

References to "our funds" or "our vehicles" refer to investment funds, vehicles and/or accounts advised, sponsored or managed by one or more subsidiaries of KKR including CLO and CMBS vehicles, unless context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund manager in which we may acquire a non-controlling interest.

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

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	June 30, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$1,824,686	$918,080
Cash and Cash Equivalents Held at Consolidated Entities	2,085,126	1,372,775
Restricted Cash and Cash Equivalents	157,886	102,991
Investments	64,515,178	60,167,626
Due from Affiliates	109,209	147,056
Other Assets	3,001,612	3,164,217
Total Assets	$71,693,697	$65,872,745

Liabilities and Equity
Debt Obligations	$15,889,573	$10,837,784
Due to Affiliates	144,706	131,548
Accounts Payable, Accrued Expenses and Other Liabilities	3,543,283	3,199,352
Total Liabilities	19,577,562	14,168,684

Commitments and Contingencies

Redeemable Noncontrolling Interests	118,070	300,098

Equity
KKR & Co. L.P. Partners’ Capital (450,396,361 and 433,330,540 common units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	5,977,190	5,403,095
Accumulated Other Comprehensive Income (Loss)	(29,775)	(20,404)
Total KKR & Co. L.P. Partners’ Capital	5,947,415	5,382,691
Noncontrolling Interests	46,050,650	46,004,377
Appropriated Capital	—	16,895
Total Equity	51,998,065	51,403,963
Total Liabilities and Equity	$71,693,697	$65,872,745

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)

(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs”) as of June 30, 2015 and December 31, 2014. The assets of consolidated collateralized financing entities (“CFEs”) holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS”), which comprise the majority of KKR’s consolidated VIEs, are held solely as collateral to satisfy the obligations of the CFEs. KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these CFEs beyond KKR’s beneficial interest therein and any fees generated from the CFEs. The assets in each CFE can be used only to settle the debt of the related CFE. The noteholders and other creditors of the CFEs have no recourse to KKR’s general assets. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any ongoing financial support to the CFEs.

	June 30, 2015	December 31, 2014
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,501,385	$1,046,018
Investments	10,810,954	8,559,967
Other Assets	251,312	129,949
Total Assets	$12,563,651	$9,735,934

Liabilities
Debt Obligations	$10,410,812	$7,615,340
Accounts Payable, Accrued Expenses and Other Liabilities	830,661	638,953
Total Liabilities	$11,241,473	$8,254,293

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Fees and Other	$255,874	$249,370	$547,219	$552,296

Expenses
Compensation and Benefits	411,691	358,730	776,690	689,768
Occupancy and Related Charges	16,172	16,059	31,904	31,467
General, Administrative and Other	126,314	210,536	260,616	337,261
Total Expenses	554,177	585,325	1,069,210	1,058,496

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	3,110,604	1,971,850	5,030,429	3,944,030
Dividend Income	360,556	272,902	439,371	369,606
Interest Income	302,985	215,872	599,143	377,832
Interest Expense	(139,427)	(65,997)	(251,390)	(100,728)
Total Investment Income (Loss)	3,634,718	2,394,627	5,817,553	4,590,740

Income (Loss) Before Taxes	3,336,415	2,058,672	5,295,562	4,084,540

Income Taxes	30,547	6,176	46,685	27,878

Net Income (Loss)	3,305,868	2,052,496	5,248,877	4,056,662
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(891)	(6,809)	1,042	3,828
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	2,930,453	1,881,090	4,601,022	3,664,578

Net Income (Loss) Attributable to KKR & Co. L.P.	$376,306	$178,215	$646,813	$388,256

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.84	$0.47	$1.47	$1.16
Diluted	$0.78	$0.43	$1.35	$1.06
Weighted Average Common Units Outstanding
Basic	446,794,950	377,542,161	440,867,813	335,748,498
Diluted	482,651,491	410,179,838	477,467,220	367,877,049

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss)	$3,305,868	$2,052,496	$5,248,877	$4,056,662

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	4,999	(514)	(17,427)	4,829

Comprehensive Income (Loss)	3,310,867	2,051,982	5,231,450	4,061,491

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(891)	(6,809)	1,042	3,828
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	2,932,747	1,880,668	4,592,311	3,668,428

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$379,011	$178,123	$638,097	$389,235

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2014	288,143,327	$2,727,909	$(5,899)	$43,235,001	$—	$45,957,011	$627,807
Net Income (Loss)		388,256		3,644,450	20,128	4,052,834	3,828
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			979	3,841	9	4,829
Exchange of KKR Holdings L.P. Units and Other Exchangeable Securities to KKR & Co. L.P. Common Units and transfers of CLO beneficial interests to appropriated capital	18,478,290	217,275	(429)	(244,522)	27,676	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		28,974	506			29,480
Net Delivery of Common Units-Equity Incentive Plan	4,507,807	(1,733)				(1,733)
Equity Based Compensation		80,230		90,255		170,485
Acquisitions	104,340,028	2,369,559		435,478		2,805,037
Capital Contributions				7,145,096		7,145,096	87,718
Capital Distributions		(313,750)		(8,361,626)		(8,675,376)	(442,269)
Balance at June 30, 2014	415,469,452	$5,496,720	$(4,843)	$45,947,973	$47,813	$51,487,663	$277,084

	KKR & Co. L.P.
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2015	433,330,540	$5,403,095	$(20,404)	$46,004,377	$16,895	$51,403,963	$300,098
Net Income (Loss)		646,813		4,601,022		5,247,835	1,042
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(8,716)	(8,711)		(17,427)
Cumulative-effect adjustment from adoption of accounting guidance		(307)			(16,895)	(17,202)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	9,898,971	127,396	(893)	(126,503)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		13,928	238			14,166
Net Delivery of Common Units-Equity Incentive Plan	7,166,850	40,559				40,559
Equity Based Compensation		100,718		45,310		146,028
Capital Contributions		0		2,668,360		2,668,360	116,993
Capital Distributions		(355,012)		(7,133,205)		(7,488,217)	(300,063)
Balance at June 30, 2015	450,396,361	$5,977,190	$(29,775)	$46,050,650	$—	$51,998,065	$118,070

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net Income (Loss)	$5,248,877	$4,056,662
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	146,028	170,485
Net Realized (Gains) Losses on Investments	(3,311,927)	(3,888,183)
Change in Unrealized (Gains) Losses on Investments	(1,718,502)	(55,847)
Other Non-Cash Amounts	(94,761)	(57,251)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(763,002)	(1,351,516)
Change in Due from / to Affiliates	33,534	11,997
Change in Other Assets	683,953	27,521
Change in Accounts Payable, Accrued Expenses and Other Liabilities	270,182	(106,289)
Investments Purchased	(14,650,372)	(20,307,521)
Proceeds from Sale of Investments and Principal Payments	15,155,278	23,366,999
Net Cash Provided (Used) by Operating Activities	999,288	1,867,057

Investing Activities
Change in Restricted Cash and Cash Equivalents	(54,895)	878
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(5,214)	(4,715)
Development of Oil and Natural Gas Properties	(75,478)	—
Proceeds from Sale of Oil and Natural Gas Properties	4,863	—
Net Cash Acquired (Paid for Acquisitions)	—	151,491
Net Cash Provided (Used) by Investing Activities	(130,724)	147,654

Financing Activities
Distributions to Partners	(355,012)	(313,750)
Distributions to Redeemable Noncontrolling Interests	(300,063)	(442,269)
Contributions from Redeemable Noncontrolling Interests	116,993	87,718
Distributions to Noncontrolling Interests	(7,133,205)	(8,361,626)
Contributions from Noncontrolling Interests	2,668,360	7,145,096
Net Delivery of Common Units - Equity Incentive Plan	40,559	(1,733)
Proceeds from Debt Obligations	7,289,657	2,006,534
Repayment of Debt Obligations	(2,266,621)	(924,947)
Financing Costs Paid	(22,626)	(11,912)
Net Cash Provided (Used) by Financing Activities	38,042	(816,889)

Net Increase/(Decrease) in Cash and Cash Equivalents	906,606	1,197,822
Cash and Cash Equivalents, Beginning of Period	918,080	1,306,383
Cash and Cash Equivalents, End of Period	$1,824,686	$2,504,205

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$203,610	$73,623
Payments for Income Taxes	$24,617	$15,923
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$146,028	$170,485
Acquisitions	$—	$2,805,037
Cumulative effect adjustment from adoption of accounting guidance	$(17,202)	$—
Debt Obligations-Foreign Exchange Gains (Losses), Translation and Other	$28,498	$(25,360)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$14,166	$29,480
Net Assets Acquired
Cash and Cash Equivalents Held at Consolidated Entities	$—	$765,231
Restricted Cash and Cash Equivalents	$—	$35,038
Investments	$—	$9,225,660
Other Assets	$—	$885,314
Debt Obligations	$—	$7,538,726
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$616,979

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All Amounts in Thousands, Except Unit, Per Unit Data, and Except Where Noted)

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of June 30, 2015, KKR & Co. L.P. held approximately 55% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 45% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues new KKR & Co. L.P. common units.

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

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include (i) the accounts of KKR’s investment management and capital markets companies, (ii) the general partners of certain unconsolidated funds and vehicles, (iii) general partners of consolidated funds and their respective consolidated funds and (iv) certain other entities including CFEs.

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

Principles of Consolidation

The types of entities KKR assesses for consolidation include (i) subsidiaries, including management companies, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have all the attributes of an investment company, like investment funds, (iii) CFEs and (iv) other entities, including entities that employ non-employee operating consultants. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.

Pursuant to its consolidation policy, KKR first considers whether an entity is considered a VIE and therefore whether to apply the consolidation guidance under the VIE model.  Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.

The consolidation rules were revised effective January 1, 2010 which had the effect of changing the criteria for determining whether a reporting entity is the primary beneficiary of a VIE.  However, the adoption of these new consolidation rules was indefinitely deferred (the “Deferral”) for a reporting entity’s interests in certain entities. In particular, entities that have all the attributes of an investment company such as investment funds generally meet the conditions necessary for the Deferral. Entities that are securitization or asset-backed financing entities such as CFEs would generally not qualify for the Deferral. Accordingly, when making the assessment of whether an entity is a VIE, KKR considers whether the entity being assessed meets the conditions for the Deferral and therefore would be subject to the rules that existed prior to January 1, 2010.  Under both sets of rules, VIEs for which KKR is determined to be the primary beneficiary are consolidated and such VIEs generally include certain CFEs and entities that employ non-employee operating consultants.

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

With respect to KKR’s consolidated funds that are not CFEs, KKR meets the criteria for the Deferral and therefore applies the consolidation rules that existed prior to January 1, 2010.  For these funds, KKR generally has operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As a result, a fund should be consolidated unless KKR has a nominal level of equity at risk. To the extent that KKR commits a nominal amount of equity to a given fund and has no obligation to fund any future losses, the equity at risk to KKR is not considered substantive and the fund is typically considered a VIE. In these cases, the fund investors are generally deemed to be the primary beneficiaries, and KKR does not consolidate the fund. In cases when KKR’s equity at risk is deemed to be substantive, the fund is generally considered to be a VOE and KKR generally consolidates the fund under the VOE model.

With respect to CFEs, which are generally VIEs, the criteria for the Deferral are not met and therefore KKR applies the consolidation rules issued on January 1, 2010.

With respect to CLOs, in its role as collateral manager, KKR generally has the power to direct the activities of the CLO entities that most significantly impact the economic performance of the entity.  In some, but not all cases, KKR, through both its residual interest in the CLO and the potential to earn an incentive fee, may have variable interests that represent an obligation to absorb losses of, or a right to receive benefits from, the CLO that could potentially be significant to the CLO.  In cases where KKR has both (a) the power to direct the activities of the CLO that most significantly impact the CLOs economic performance and (b) the obligation to absorb losses of the CLO or the right to receive benefits from the CLO that could potentially be significant to the CLO, KKR consolidates the CLO.

With respect to CMBS vehicles, KKR holds the residual interest in the CMBS and generally has the right to unilaterally name and remove the special servicer for the CMBS. These rights give KKR the ability to direct activities that could most significantly impact the economic performance of the CMBS. In some, but not all cases, KKR through its interest in the CMBS, may have a variable interest that represents an obligation to absorb losses of, or a right to receive benefits from, the CMBS that could potentially be significant to the CMBS. In cases where KKR has both (a) the power to direct the activities of the CMBS that most significantly impact the economic performance of the CMBS and (b) the obligation to absorb losses of the CMBS or the right to receive benefits from the CMBS that could potentially be significant to the CMBS, KKR consolidates the CMBS.

Certain of KKR’s funds and CFEs are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds and CFEs. KKR’s financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and CFEs on a gross basis. With respect to KKR's consolidated funds, the majority of the economic interests in those funds, which are held by fund investors or other third parties, are attributed to noncontrolling interests in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by noncontrolling interests, KKR’s attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners’ capital. With respect to consolidated CFEs, interests held by third party investors are recorded in debt obligations.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$4,719,963	$5,118,491	$4,661,679	$5,116,761
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	325,703	186,776	564,711	487,590
Other comprehensive income (loss), net of tax(b)	3,545	872	(7,532)	3,341
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(67,413)	(100,001)	(125,553)	(244,522)
Equity based compensation	17,117	45,161	37,634	80,312
Capital contributions	300	388	550	848
Capital distributions	(171,831)	(169,032)	(304,105)	(361,675)
Balance at the end of the period	$4,827,384	$5,082,655	$4,827,384	$5,082,655

(a)	Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(b)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

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

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$3,305,868	$2,052,496	$5,248,877	$4,056,662
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	(891)	(6,809)	1,042	3,828
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities and appropriated capital	2,604,750	1,694,314	4,036,311	3,176,988
Plus: Income taxes attributable to KKR Management Holdings Corp.	17,558	688	23,611	11,635
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$719,567	$365,679	$1,235,135	$887,481

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$325,703	$186,776	$564,711	$487,590

Investments

Investments consist primarily of private equity, real assets, credit, investments of consolidated CFEs, and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, “Investments.”

The following describes the types of securities held within each investment class.

Private Equity — Consists primarily of equity investments in operating businesses.

Real Assets — Consists primarily of investments in (i) energy related assets, principally oil and natural gas producing properties held through consolidated investment vehicles, (ii) infrastructure assets, and (iii) real estate, principally residential and commercial real estate assets and businesses.

Credit — Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in unconsolidated CLOs.

Investments of Consolidated CFEs — Consists primarily of (i) investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLOs and (ii) investments in newly originated, fixed-rate mortgage loans held directly by the consolidated CMBS vehicles.

Other — Consists primarily of (i) investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit or investments of consolidated CFEs and (ii) equity method investments.

Energy Investments Held Through Consolidated Investment Vehicles

Certain energy investments are made through KKR’s consolidated investment funds, including investments in working and royalty interests in oil and natural gas producing properties as well as investments in operating companies that operate in the energy industry. Since these investments are held through investment funds, such investments are reflected at fair value as of the end of the reporting period.

Investments in operating companies that are held through KKR’s investment funds are generally classified within private equity investments and investments in working and royalty interests in oil and natural gas producing properties are generally classified as real asset investments. See also "Energy Investments held directly by KKR" within this footnote.

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

For investments and other financial instruments that are not held in a consolidated fund or vehicle, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated funds and vehicles. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodologies applied to investments and other financial instruments that are held in consolidated funds and vehicles. In addition, KKR has elected the fair value option for the investments of consolidated CFEs.

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

Level II

Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, investments and debt obligations of consolidated CMBS vehicles and consolidated CLO entities (beginning on January 1, 2015), convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts.

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

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

As of January 1, 2015, KKR has adopted the measurement alternative included in ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”), and has applied the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2015. Refer to the condensed consolidated statements of changes in equity for the impact of this adjustment. Pursuant to ASU 2014-13, KKR measures both the financial assets and financial liabilities of the consolidated CFEs in its condensed consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities.
Prior to the adoption of ASU 2014-13, KKR elected the fair value option for the assets and liabilities of the consolidated CLO vehicles. As of January 1, 2015, KKR did not hold any beneficial interests in any CMBS vehicle, and consequently did not consolidate any CMBS vehicles. KKR accounted for the difference between the fair value of the assets and the fair value of the liabilities of the consolidated CLOs in Net Gains (Losses) from Investment Activities in the condensed consolidated statements of operations. This amount was attributed to KKR and third party beneficial interest holders based on each beneficial holder’s residual interest in the consolidated CLOs. The amount attributed to third party beneficial interest holders was reflected in the condensed consolidated statements of operations in Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital and in the condensed consolidated statements of financial condition in Appropriated Capital within Equity. The amount was recorded as Appropriated Capital since the other holders of the CLOs’ beneficial interests, not KKR, received the benefits or absorbed the losses associated with their proportionate share of the CLOs’ assets and liabilities.
Pursuant to the adoption of ASU 2014-13, KKR is required to determine whether the fair value of the financial assets or financial liabilities are more observable. For the consolidated CLO entities, KKR has determined that the fair value of the financial assets of the consolidated CLOs, which are Level II assets within the GAAP hierarchical levels, are more observable than the fair value of the financial liabilities of the consolidated CLOs, which are Level III liabilities. As a result, the financial assets of the consolidated CLOs are being measured at fair value and the financial liabilities are being measured in consolidation as: (1) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by KKR (other than those that represent compensation for services) and KKR’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by KKR).
For the consolidated CMBS vehicles, KKR has determined that the fair value of the financial liabilities of the consolidated CMBS vehicles, which are Level II liabilities within the GAAP hierarchical levels, are more observable than the fair value of the financial assets of the consolidated CMBS vehicles, which are Level III assets. As a result, the financial liabilities of the consolidated CMBS vehicles are being measured at fair value and the financial assets are being measured in consolidation as: (1) the sum of the fair value of the financial liabilities (other than the beneficial interests retained by KKR), the fair value of the beneficial interests retained by KKR and the carrying value of any nonfinancial liabilities that are incidental to the operations of the CMBS vehicles less (2) the carrying value of any nonfinancial assets that are incidental to the operations of the CMBS vehicles. The resulting amount is allocated to the individual financial assets.
Under the measurement alternative pursuant to ASU 2014-13, KKR’s condensed consolidated net income (loss) reflects KKR’s own economic interests in the consolidated CFEs including (i) changes in the fair value of the beneficial interests retained by KKR and (ii) beneficial interests that represent compensation for services rendered.
Level II Valuation Methodologies

Financial assets and liabilities categorized as Level II consist primarily of credit investments, investments and debt obligations of consolidated CFEs, convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts.

Credit investments, investments of consolidated CLOs and CMBS debt obligations: These instruments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an instrument. Ask prices represent the lowest price that KKR and others are willing to accept for an instrument. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR’s policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR’s best estimate of fair value.

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

Investments of consolidated CMBS vehicles: KKR measures the investments of CMBS vehicles on the basis of the fair value of the financial liabilities of the CMBS.

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 76.7% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit and credit-related investments. The Private Markets valuation committee is assisted by subcommittees in the valuation of real asset investments, and is also assisted by a valuation team. Except as noted below, the Private Markets valuation committee is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams and subcommittees for real asset investments, however, include investment professionals who participate in the preparation of preliminary valuations or are responsible for oversight for those investments. The credit valuation committee is also assisted by a valuation team. The credit valuation teams include investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The credit valuation committee is comprised of investment professionals with no responsibility for preparing preliminary valuations, but certain committee members are responsible for oversight of the investments being valued. The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which are less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. For most investments classified as Level III in credit, in general, an independent valuation firm is engaged by KKR to provide third party valuations, or ranges of valuations from which KKR’s investment professionals select a point in the range to determine the preliminary valuation, or an independent valuation firm is engaged by KKR to perform certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. These preliminary valuations are reviewed by senior investment professionals for each credit strategy. All preliminary valuations in Private Markets and Public Markets are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm’s management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.
Energy Investments Held Directly by KKR
KKR makes certain energy investments directly in working and royalty interests in oil and natural gas producing properties outside its investment funds, which as a result of the acquisition of KKR Financial Holdings LLC ("KFN") on April 30, 2014 became more significant.  Oil and natural gas producing activities are accounted for under the successful efforts method of accounting and such working interests are consolidated based on the proportion of the working interests held by KKR.  Accordingly, KKR reflects its proportionate share of the underlying statements of financial condition and statements of operations of the consolidated working interests on a gross basis and changes in the value of these working interests are not reflected as unrealized gains and losses in the condensed consolidated statements of operations. Under the successful efforts method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain nonproducing leasehold costs are charged to expense as incurred.

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

For the three and six months ended June 30, 2015 and 2014, respectively, fees and other consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Transaction Fees	$88,070	$71,822	$180,675	$226,976
Monitoring Fees	65,887	39,064	177,412	91,413
Management Fees	51,537	58,683	99,742	108,868
Oil and Gas Revenue	35,700	56,208	60,644	73,989
Consulting Fees	8,853	12,134	17,280	22,485
Incentive Fees	5,827	11,459	11,466	28,565
Total Fees and Other	$255,874	$249,370	$547,219	$552,296

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

Transaction, Monitoring, Management, Consulting, and Incentive Fees Recognition

Transaction, monitoring, management, consulting and incentive fees are recognized when earned based on the contractual terms of the governing agreements and coincides with the period during which the related services are performed. In the case of transaction fees, the fees are recognized upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. A full retrospective or modified retrospective approach is required. KKR is currently evaluating the impact the adoption of this guidance may have on its financial statements, including with respect to the timing of the recognition of carried interest.

Measurement of Financial Assets and Liabilities - Consolidated Collateralized Financing Entities

In August 2014, the FASB issued ASU 2014‑13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“CFE”), such as CLO and CMBS vehicles. ASU 2014‑13 provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and this guidance was early adopted by KKR on January 1, 2015 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period. Refer above to Variable Interest Entities - Collateralized Loan Obligations.
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

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance in ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. ASU 2015-02 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. KKR is evaluating the impact on its financial statements and expects to deconsolidate a significant number of investment funds, vehicles and entities upon adoption of this guidance.

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

Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share

In May 2015, the FASB issued amended guidance on the disclosures for investments in certain entities that calculate net asset value per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. The guidance shall be applied retrospectively for all periods presented. Early application is permitted. The guidance is not expected to have a material impact on KKR’s financial statements.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$1,357,037	$1,479,057	$2,906,053	$(1,015,495)	$2,976,913	$1,750,335	$3,541,122	$29,964
Credit and Other (a)	51,473	241,550	42,965	129,980	94,299	(34,425)	202,745	264,825
Investments of Consolidated CFEs (a)	(8,882)	(15,509)	6,605	22,620	(26,153)	77,394	6,380	39,070
Real Assets (a)	7,505	164,012	200,699	(293,145)	7,505	63,900	203,354	(303,498)
Foreign Exchange Forward Contracts and Options (b)	73,419	(284,187)	(3,356)	33,567	207,350	39,123	(11,795)	42,850
Securities Sold Short (b)	(7,582)	34,000	(6,774)	(12,929)	(9,219)	12,198	(22,787)	11,060
Other Derivatives	19,202	12,282	1,080	(5,655)	11,523	21,721	(16,929)	(494)
Foreign Exchange Gains (Losses) on Debt Obligations (c)	—	(30,054)	(1,070)	(5,437)	11,017	(138,565)	(3,306)	(8,319)
Foreign Exchange Gains (Losses) and Other (d)	13,968	3,313	(8,646)	(19,212)	38,692	(73,179)	(10,601)	(19,611)
Total Net Gains (Losses) from Investment Activities	$1,506,140	$1,604,464	$3,137,556	$(1,165,706)	$3,311,927	$1,718,502	$3,888,183	$55,847

(a)	See Note 4 “Investments.”

(b)	See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)	See Note 9 "Debt Obligations."

(d)	Foreign Exchange Gains (Losses) primarily includes foreign exchange gains (losses) on cash and cash equivalents and cash and cash equivalents held at consolidated entities.

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Private Equity	$38,159,906	$38,222,255	$27,505,178	$29,317,314
Credit	6,592,674	6,702,740	6,976,175	6,906,583
Investments of Consolidated CFEs	10,810,954	8,559,967	10,981,157	8,815,286
Real Assets	4,058,717	3,130,404	6,215,465	5,354,191
Other	4,892,927	3,552,260	4,351,650	3,182,917
Total Investments	$64,515,178	$60,167,626	$56,029,625	$53,576,291

As of June 30, 2015, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance, Inc. of $4.6 billion and First Data Corporation of $4.5 billion. As of December 31, 2014, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance, Inc. of $5.5 billion and First Data Corporation of $3.8 billion. In addition, as of June 30, 2015 and December 31, 2014, investments totaling $13.1 billion and $11.4 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 9 “Debt Obligations.”

The following table represents private equity investments by industry as of June 30, 2015 and December 31, 2014:

	Fair Value
	June 30, 2015	December 31, 2014
Health Care	$9,931,606	$10,269,605
Financial Services	6,582,399	5,691,815
Technology	4,535,766	4,262,800
Retail	4,178,767	4,141,276
Manufacturing	4,150,658	4,227,859
Other	8,780,710	9,628,900
	$38,159,906	$38,222,255

In the table above, other investments represent private equity investments in the following industries: Consumer Products, Education, Energy, Forestry, Media, Services, Telecommunications, Transportation, Hotel/Leisure, Packaging, Mining, Agriculture and Recycling. None of these industries represents more than 10% of total private equity investments as of June 30, 2015.

The majority of the securities underlying private equity investments represent equity securities. As of June 30, 2015 and December 31, 2014, the fair value of private equity investments that were other than equity securities amounted to $147.1 million and $577.0 million, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s assets and liabilities reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of June 30, 2015 and December 31, 2014 including those investments, other financial instruments and debt obligations of consolidated CFEs for which the fair value option has been elected. Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$8,384,536	$4,661,928	$25,113,442	$38,159,906
Credit	—	1,886,828	4,705,846	6,592,674
Investments of Consolidated CFEs	—	10,810,954	—	10,810,954
Real Assets	—	—	4,058,717	4,058,717
Other	888,983	468,523	2,961,039	4,318,545
Total	9,273,519	17,828,233	36,839,044	63,940,796

Foreign Exchange Contracts and Options	—	601,805	—	601,805
Other Derivatives	—	9,992	—	9,992
Total Assets	$9,273,519	$18,440,030	$36,839,044	$64,552,593

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$5,940,470	$6,005,764	$26,276,021	$38,222,255
Credit	—	2,510,038	4,192,702	6,702,740
Investments of Consolidated CFEs	—	8,467,472	92,495	8,559,967
Real Assets	—	—	3,130,404	3,130,404
Other	573,983	276,051	2,133,001	2,983,035
Total	6,514,453	17,259,325	35,824,623	59,598,401

Foreign Exchange Contracts and Options	—	517,088	—	517,088
Other Derivatives	2,246	9,651	—	11,897
Total Assets	$6,516,699	$17,786,064	$35,824,623	$60,127,386

Liabilities, at fair value:

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$424,400	$—	$—	$424,400
Foreign Exchange Contracts and Options	—	119,882	—	119,882
Unfunded Revolver Commitments	—	6,909	—	6,909
Other Derivatives	—	45,292	—	45,292
Debt Obligations of Consolidated CFEs	—	10,410,812	—	10,410,812
Total Liabilities	$424,400	$10,582,895	$—	$11,007,295

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$630,794	$2,338	$—	$633,132
Foreign Exchange Contracts and Options	—	71,956	—	71,956
Unfunded Revolver Commitments	—	3,858	—	3,858
Other Derivatives	—	75,150	—	75,150
Debt Obligations of Consolidated CFEs	—	—	7,615,340	7,615,340
Total Liabilities	$630,794	$153,302	$7,615,340	$8,399,436

The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2015, and 2014, respectively:

	Three Months Ended June 30, 2015
	Level III Assets						Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$26,132,215	$4,226,225	$153,656	$3,874,099	$2,381,303	36,767,498	$—
Transfers In (1)	—	—	—	—	—	—	—
Transfers Out (2)	(2,352,752)	—	(153,656)	—	—	(2,506,408)	—
Acquisitions	—	—	—	—	—	—	—
Purchases	462,995	898,886	—	20,606	477,011	1,859,498	—
Sales	(495,623)	(526,414)	—	(7,505)	(49,511)	(1,079,053)	—
Settlements	—	100,348	—	—	(1,969)	98,379	—
Net Realized Gains (Losses)	199,600	1,342	—	7,505	2,266	210,713	—
Net Unrealized Gains (Losses)	1,167,007	1,765	—	164,012	148,679	1,481,463	—
Change in Accounting Principle (3)	—	—	—	—	—	—	—
Change in Other Comprehensive Income	—	3,694	—	—	3,260	6,954	—
Balance, End of Period	$25,113,442	$4,705,846	$—	$4,058,717	$2,961,039	36,839,044	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$1,297,037	$(10,766)	$—	$171,016	$120,417	$1,577,704	$—

	Three Months Ended June 30, 2014
	Level III Assets						Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$30,876,329	$2,317,366	$—	$3,780,928	$778,638	$37,753,261	$1,152,790
Transfers In (1)	—	—	—	—	—	—	—
Transfers Out (2)	—	(1,230)	—	—	(195,719)	(196,949)	—
Acquisitions	82,986	539,247	97,996	197,471	52,502	970,202	5,663,666
Purchases	1,030,249	432,396	3,557	202,285	58,880	1,727,367	720,964
Sales	(2,841,399)	(307,561)	(6,097)	(286,449)	(18,662)	(3,460,168)	(197,015)
Settlements	—	45,238	(574)	—	—	44,664	3,298
Net Realized Gains (Losses)	2,019,686	(32,766)	—	198,652	(445)	2,185,127	—
Net Unrealized Gains (Losses)	(253,689)	56,709	821	(293,687)	37,996	(451,850)	12,975
Change in Other Comprehensive Income	—	(1,987)	—	—	—	(1,987)	—
Balance, End of Period	$30,914,162	$3,047,412	$95,703	$3,799,200	$713,190	$38,569,667	$7,356,678

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$1,860,197	$50,873	$205	$(293,687)	$40,031	$1,657,619	$12,975

	Six Months Ended June 30, 2015
	Level III Assets						Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$26,276,021	$4,192,702	$92,495	$3,130,404	$2,133,001	35,824,623	$7,615,340
Transfers In (1)	—	16,706	108,340	—	1,187	126,233	—
Transfers Out (2)	(3,564,987)	(12,860)	(153,656)	—	(1,710)	(3,733,213)	—
Acquisitions	—	—	—	—	—	—	—
Purchases	1,151,771	1,332,082	1,308	874,376	891,373	4,250,910	—
Sales	(822,677)	(723,081)	(3,138)	(17,468)	(148,674)	(1,715,038)	—
Settlements	—	157,915	(883)	—	—	157,032	—
Net Realized Gains (Losses)	344,684	(5,194)	—	7,505	3,495	350,490	—
Net Unrealized Gains (Losses)	1,728,630	(256,118)	(44,466)	63,900	79,107	1,571,053	—
Change in Accounting Principle (3)	—	—	—	—	—	—	(7,615,340)
Change in Other Comprehensive Income	—	3,694	—	—	3,260	6,954	—
Balance, End of Period	$25,113,442	$4,705,846	$—	$4,058,717	$2,961,039	36,839,044	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$2,009,519	$(300,155)	$—	$70,904	$48,986	$1,829,254	$—

	Six Months Ended June 30, 2014
	Level III Assets						Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$29,082,505	$1,944,464	$—	$3,300,674	$348,486	34,676,129	$—
Transfers In (1)	—	—	—	—	—	—	—
Transfers Out (2)	(1,258,584)	(1,230)	—	—	(195,719)	(1,455,533)	—
Acquisitions	82,986	539,247	97,996	197,471	52,502	970,202	6,814,217
Purchases	3,152,688	885,601	3,557	698,504	465,345	5,205,695	720,964
Sales	(2,865,530)	(441,727)	(6,097)	(291,118)	(37,869)	(3,642,341)	(197,015)
Settlements	—	60,958	(574)	—	—	60,384	3,298
Net Realized Gains (Losses)	1,324,368	(4,032)	—	201,307	(269)	1,521,374	—
Net Unrealized Gains (Losses)	1,395,729	66,118	821	(307,638)	80,714	1,235,744	15,214
Change in Other Comprehensive Income	—	(1,987)	—	—	—	(1,987)	—
Balance, End of Period	$30,914,162	$3,047,412	$95,703	$3,799,200	$713,190	$38,569,667	$7,356,678

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$2,814,297	$88,905	$205	$(307,638)	$83,696	2,679,465	$15,214

(1)
The Transfers In noted in the tables above for credit, investments of consolidated CFEs and other investments are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)
The Transfers Out noted in the tables above for private equity investments are attributable to portfolio companies that are now valued using their publicly traded market price. The Transfers Out noted above for credit, investments of consolidated CFEs and other investments are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

(3)
Upon adoption of ASU 2014-13, the debt obligations of consolidated CLOs are no longer Level III financial liabilities under the GAAP fair value hierarchy. As of June 30, 2015, the debt obligations of consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLO and are classified as Level II financial liabilities. See Note 2 " Summary of Significant Accounting Policies".

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. There was one transfer for $467.8 million between Level I and Level II for private equity investments during the three and six months ended June 30, 2015. There was one transfer for $318.9 million between Level I and Level II for private equity investments during the six months ended June 30, 2014. Both transfers were attributable to portfolio companies that are now valued using their publicly traded market prices.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured at fair value and categorized within Level III as of June 30, 2015:

	Fair Value June 30, 2015	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range		Impact to Valuation from an Increase in Input (3)

Private Equity Investments	$25,113,442

Financial Services	$6,284,129	Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	9.2%	2% - 15%		Decrease
			Weight Ascribed to Market Comparables	47.5%	10% - 100%		(4)
			Weight Ascribed to Discounted Cash Flow	42.2%	0% - 50%		(5)
			Weight Ascribed to Transaction Price	10.3%	0% - 80%		(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	13.2x	11.8x - 13.6x		Increase
			Enterprise Value/Forward EBITDA Multiple	12.0x	10.7x - 12.4x		Increase
		Discounted cash flow	Weighted Average Cost of Capital	11.4%	9.2% - 12.0%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10.4x	10.0x - 10.5x		Increase

Manufacturing	$3,855,245	Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	6.4%	1% - 15%		Decrease
			Weight Ascribed to Market Comparables	35.6%	5% - 50%		(4)
			Weight Ascribed to Discounted Cash Flow	42.8%	5% - 67%		(5)
			Weight Ascribed to Transaction Price	21.6%	0% - 90%		(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	12.4x	7.2x - 25.3x		Increase
			Enterprise Value/Forward EBITDA Multiple	11.1x	7.7x - 15.3x		Increase
			Control Premium	20%	20% - 20%	(8)	Increase
		Discounted cash flow	Weighted Average Cost of Capital	14.0%	9.8% - 20.6%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9.6x	7.0x - 10.5x		Increase

Technology	$3,475,967	Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	10.8%	10% - 20%		Decrease
			Weight Ascribed to Market Comparables	43.6%	13% - 100%		(4)
			Weight Ascribed to Discounted Cash Flow	43.5%	0% - 50%		(5)
			Weight Ascribed to Transaction Price	12.9%	0% - 75%		(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	12.9x	3.7x - 16.8x		Increase
			Enterprise Value/Forward EBITDA Multiple	11.6x	4.3x - 14.5x		Increase
		Discounted cash flow	Weighted Average Cost of Capital	11.7%	8.0% - 23.9%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9.3x	5.5x - 11.0x		Increase

Retail	$3,468,866	Inputs to market comparable, discounted cash flow and transaction	Illiquidity Discount	8.0%	5% - 20%		Decrease
			Weight Ascribed to Market Comparables	49.3%	0% - 50%		(4)
			Weight Ascribed to Discounted Cash Flow	49.4%	0% - 100%		(5)
			Weight Ascribed to Transaction Price	1.3%	0% - 100%		(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	10.6x	7.0x - 13.8x	(7)	Increase
			Enterprise Value/Forward EBITDA Multiple	9.7x	6.7x - 10.7x	(7)	Increase

			Discounted cash flow	Weighted Average Cost of Capital	10.4%	9.0% - 23.8%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.1x	6.0x - 11.2x		Increase

Other	$8,029,235		Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	10.9%	5% - 20%		Decrease
				Weight Ascribed to Market Comparables	44.1%	0% - 100%		(4)
				Weight Ascribed to Discounted Cash Flow	54.0%	0% - 100%		(5)
				Weight Ascribed to Transaction Price	1.9%	0% - 33%		(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.5x	6.2x - 39.4x		Increase
				Enterprise Value/Forward EBITDA Multiple	11.0x	6.8x - 15.9x		Increase
				Control Premium	15.4%	10% - 20%	(8)	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.1%	8.0% - 25.9%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.7x	6.5x - 12.0x		Increase

Real Assets	$4,058,717

Energy	$1,581,077		Discounted cash flow	Weighted Average Cost of Capital	12.4%	8.8% - 23.0%		Decrease
				Average Price Per BOE (11)	$40.04	$34.01- $45.59		Increase

Infrastructure	$1,242,251		Discounted cash flow	Weighted Average Cost of Capital	7.6%	5.7% - 12.5%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.6x	7.8x - 10.0x		Increase

Real Estate	$1,235,389		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	50.8%	0% - 100%		(10)
				Weight Ascribed to Discounted Cash Flow	49.2%	0% - 100%		(5)
			Direct Income Capitalization	Current Capitalization Rate	6.8%	5.5% - 11.9%		Decrease
			Discounted cash flow	Unlevered Discount Rate	9.1%	6.7% - 20.0%		Decrease

Credit	$4,705,846	(9)	Yield Analysis	Yield	10.9%	5.5% - 27.7%		Decrease
				Net Leverage	5.4x	1.0x - 12.7x		Decrease
				EBITDA Multiple	8.1x	0.6x - 16.3x		Increase

In the table above, Other Investments, within private equity investments, represents the following industries: Health Care, Consumer Products, Education, Energy, Forestry, Media, Services, Telecommunications, Transportation, Hotels/Leisure, Packaging, Mining, Agriculture and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of June 30, 2015.

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

(7)
Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 28.1x and 20.2x, respectively. The exclusion of this investment does not impact the weighted average.

(8)
Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(9)	Amounts include $531.8 million of investments that were valued using dealer quotes or third party valuation firms.

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

(11)
The total Energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent, or BOE, is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 63% liquids and 37% natural gas.

In the table above, certain private equity investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of private equity investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction.

The table above excludes Other Investments in the amount of $3.0 billion comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and six months ended June 30, 2015 and 2014, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income (Loss) Attributable to KKR & Co. L.P.	$376,306	$178,215	$646,813	$388,256

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	446,794,950	377,542,161	440,867,813	335,748,498
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.84	$0.47	$1.47	$1.16

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	446,794,950	377,542,161	440,867,813	335,748,498
Weighted Average Unvested Common Units and Other Exchangeable Securities	35,856,541	32,637,677	36,599,407	32,128,551
Weighted Average Common Units Outstanding - Diluted	482,651,491	410,179,838	477,467,220	367,877,049
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.78	$0.43	$1.35	$1.06

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted Average KKR Holdings Units Outstanding	369,477,271	390,567,690	372,639,228	394,996,735

For the three and six months ended June 30, 2015 and 2014, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	June 30, 2015	December 31, 2014
Foreign Exchange Contracts and Options (a)	$601,805	$517,088
Interest, Dividend and Notes Receivable (b)	472,907	594,288
Unsettled Investment Sales (c)	466,317	176,622
Oil & Gas Assets, net (d)	436,114	460,658
Deferred Tax Assets, net	247,581	237,982
Due from Broker (e)	245,463	561,554
Intangible Assets, net (f)	191,379	209,202
Goodwill (f)	89,000	89,000
Fixed Assets, net (g)	73,322	76,247
Deferred Financing Costs	67,063	46,058
Receivables	38,284	55,876
Prepaid Taxes	22,755	31,267
Deferred Transaction Related Expenses	16,864	14,981
Prepaid Expenses	13,816	8,812
Derivative Assets	9,992	11,897
Other	8,950	72,685
Total	$3,001,612	$3,164,217

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

(e)	Represents amounts held at clearing brokers resulting from securities transactions.

(f)	See Note 15 “Goodwill and Intangible Assets.”

(g)
Net of accumulated depreciation and amortization of $130,109 and $122,908 as of June 30, 2015 and December 31, 2014, respectively. Depreciation and amortization expense of $3,951 and $4,155 for the three months ended June 30, 2015 and 2014, respectively, and $7,865 and $8,202 for the six months ended June 30, 2015 and 2014, respectively, is included in General, Administrative and Other in the accompanying condensed consolidated statements of operations.

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2015	December 31, 2014
Amounts Payable to Carry Pool (a)	$1,280,854	$1,100,943
Unsettled Investment Purchases (b)	987,253	891,649
Securities Sold Short (c)	424,400	633,132
Due to Broker (d)	212,767	72,509
Foreign Exchange Contracts and Options (e)	119,882	71,956
Accrued Compensation and Benefits	113,978	17,799
Accounts Payable and Accrued Expenses	108,622	130,023
Interest Payable	81,069	61,643
Derivative Liabilities	45,292	75,150
Contingent Consideration Obligation (f)	44,600	40,600
Deferred Rent and Income	25,663	26,894
Taxes Payable	9,014	6,362
Other Liabilities	89,889	70,692
Total	$3,543,283	$3,199,352

(a)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(c)
Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at June 30, 2015 and December 31, 2014 were $431,536 and $628,071, respectively.

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

8. VARIABLE INTEREST ENTITIES

Consolidated VIEs

KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary, which predominately are CFEs. In developing its conclusion that it is the primary beneficiary of these CFEs, KKR determined that it has more than an insignificant variable interest in these CFEs by virtue of its residual interest in these CFEs and, in certain cases, the presence of an incentive fee. These two variable interests were determined to expose KKR to a more than insignificant amount of these CFEs’ variability relative to its anticipated economic performance. In addition, KKR has the power to direct the activities that most significantly impact the economic performance of the entities. In each case, KKR’s variable interests represent an obligation to absorb losses of or a right to receive benefits from the entity that could potentially be significant to the entity. In consideration of these factors, KKR concluded that it was the primary beneficiary of these CFEs for consolidation accounting purposes. The primary purpose of these CFEs is to provide investment opportunities with the objective of generating current income for these CFE investors. The investment strategies of these CFEs are similar and the fundamental risks of these CFEs have similar characteristics, which include loss of invested capital and loss of management fees and/or incentive based fees in certain cases. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated CFEs.

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

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, which was $360.7 million at June 30, 2015. Accordingly disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2015, KKR's commitments to these unconsolidated investment funds was $11.1 million. KKR has not provided any financial support other than its obligated amount as of June 30, 2015.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the condensed consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. At June 30, 2015, combined assets under management in the pools of unconsolidated CLO vehicles were $1.9 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $0.8 million at June 30, 2015. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of June 30, 2015 and December 31, 2014, the maximum exposure to loss, before allocations to the carry pool, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2015	December 31, 2014
Investments	$361,477	$375,061
Due from Affiliates, net	2,213	3,478
Maximum Exposure to Loss	$363,690	$378,539

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

In addition, consolidated CFE vehicles issue debt securities to third party investors which are collateralized by assets held by the CFE vehicle. KKR bears no obligation with respect to financing arrangements at KKR’s consolidated CFEs. Debt securities issued by CFEs are supported solely by the assets held at the CFEs and are not collateralized by assets of any other KKR entity.

KKR’s borrowings consisted of the following:

	June 30, 2015				December 31, 2014
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	500,000	—	—		473,000	27,000	27,000	(j)
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (a)	—	498,908	583,515	(k)	—	498,804	583,692	(k)
KKR Issued 5.500% Notes Due 2043 (b)	—	494,741	509,125	(k)	—	494,644	566,250	(k)
KKR Issued 5.125% Notes Due 2044 (c)	—	998,564	960,080	(k)	—	493,214	539,797	(k)
KFN Issued 8.375% Notes Due 2041 (d)	—	290,269	278,519	(l)	—	290,861	287,359	(l)
KFN Issued 7.500% Notes Due 2042 (e)	—	123,506	121,023	(l)	—	123,663	125,856	(l)
KFN Issued Junior Subordinated Notes (f)	—	247,738	228,807		—	246,907	228,087
Other Consolidated Debt Obligations:
Fund Financing Facilities (g)	2,929,931	2,825,035	2,825,035	(m)	2,150,819	1,047,351	1,047,351	(m)
CLO Debt Obligations (h)	—	7,970,409	7,970,409		—	7,615,340	7,615,340
CMBS Debt Obligations (i)	—	2,440,403	2,440,403		—	—	—
	$4,429,931	$15,889,573	$15,916,916		$3,623,819	$10,837,784	$11,020,732

(a)	$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020.

(b)	$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043.

(c)	$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044.

(d)	KKR consolidates KFN and thus reports KFN’s outstanding $259 million aggregate principal amount of 8.375% senior notes due 2041.

(e)	KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042.

(f)
KKR consolidates KFN and thus reports KFN’s outstanding $284 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 5.4% and the weighted average years to maturity is 21.3 years as of June 30, 2015. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(g)
Certain of KKR’s investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 2.7% and 2.9% as of June 30, 2015 and December 31, 2014, respectively. In addition, the weighted average years to maturity is 2.6 years and 2.9 years as of June 30, 2015 and December 31, 2014, respectively.

(h)	CLO debt obligations are carried at fair value and are classified as Level II within the fair value hierarchy. See Note 5 “Fair Value Measurements.”

(i)	CMBS debt obligations are carried at fair value and are classified as Level II within the fair value hierarchy. See Note 5 “Fair Value Measurements.”

(j)	Carrying value approximates fair value given the credit facility's interest rate is variable.

(k)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(l)	The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

(m)	Carrying value approximates fair value given the fund financing facilities’ interest rates are variable.

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

Debt Obligations of Consolidated CFEs

As of June 30, 2015, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$7,657,265	2.0%	9.2
Debt Obligations of Consolidated CMBS Vehicles	2,440,403	3.8%	33.4
Subordinated Notes of Consolidated CLOs	313,144	(a)	8.9
	$10,410,812

(a) The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of June 30, 2015, the fair value of the consolidated CFE assets was $12.6 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

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

The effective tax rates were 0.92% and 0.30% for the three months ended June 30, 2015 and 2014, respectively, and 0.88% and 0.68% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by third parties or by KKR Holdings, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and six month period ended June 30, 2015, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

11. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Equity Incentive Plan Units	$48,453	$40,877	$100,718	$80,230
KKR Holdings Principal Awards	1,675	7,567	4,193	17,789
Other Exchangeable Securities	3,907	6,919	7,675	9,943
KKR Holdings Restricted Equity Units	21	396	149	506
Discretionary Compensation	15,422	37,198	33,293	62,017
Total	$69,478	$92,957	$146,028	$170,485

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

As of June 30, 2015, there was approximately $310.5 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2015	$84.5
2016	130.8
2017	75.8
2018	18.8
2019	0.6
Total	$310.5

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2015 through June 30, 2015 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	20,488,737	$12.33
Granted	15,619,776	17.01
Vested	(5,174,042)	12.93
Forfeited	(1,485,752)	14.27
Balance, June 30, 2015	29,448,719	$14.61

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.4 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2015	5,528,873
April 1, 2016	7,384,714
October 1, 2016	4,397,839
April 1, 2017	5,476,479
October 1, 2017	1,403,838
April 1, 2018	4,118,901
October 1, 2018	1,047,478
April 1, 2019	6,947
October 1, 2019	83,650
29,448,719

KKR Holdings—Principal Awards

Certain KKR employees and non-employee operating consultants and other service providers received grants of KKR Holdings units (“Principal Awards”) which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of June 30, 2015, KKR Holdings owned approximately 45%, or 367,486,829 of the outstanding KKR Group Partnership Units.

Except for any Principal Awards that vested on the date of grant or that have vested since their grant dates, Principal Awards were subject to service based vesting, generally over a three to five year period from the date of grant. The transfer restriction period generally lasts for a minimum of (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, these individuals may also be subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Upon separation from KKR, certain individuals will be subject to the terms of a non-compete agreement that may require the forfeiture of certain vested and unvested units should the terms of the non-compete agreement be violated. Holders of KKR Group Partnership Units held through KKR Holdings are not entitled to participate in distributions made on KKR Group Partnership Units until such units are vested.

Because KKR Holdings is a partnership, all of the 367,486,829 KKR Holdings units have been legally allocated, but the allocation of 34,985,912 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

As of June 30, 2015, there was approximately $5.3 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested Principal Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2015	$2.8
2016	2.1
2017	0.4
Total	$5.3

A summary of the status of unvested Principal Awards from January 1, 2015 through June 30, 2015 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	4,708,434	$8.44
Granted	74,247	16.64
Vested	(1,090,262)	9.50
Forfeited	(173,675)	8.55
Balance, June 30, 2015	3,518,744	$8.28

The weighted average remaining vesting period over which unvested units are expected to vest in less than one year.

The following table summarizes the remaining vesting tranches of Principal Awards:

Vesting Date	Units
October 1, 2015	2,047,319
April 1, 2016	122,697
October 1, 2016	1,127,413
April 1, 2017	70,271
October 1, 2017	111,293
April 1, 2018	39,751
3,518,744

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

As of June 30, 2015, there was approximately $16.3 million of estimated unrecognized expense related to unvested Other Exchangeable Securities.  That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2015	$6.8
2016	9.5
Total	$16.3

A summary of the status of unvested Other Exchangeable Securities from January 1, 2015 through June 30, 2015 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	1,695,972	$18.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, June 30, 2015	1,695,972	$18.45

The weighted average remaining vesting period over which unvested Other Exchangeable Securities are expected to vest in less than one year.

The following table summarizes the remaining vesting tranches of Other Exchangeable Securities:

Vesting Date	Units
October 1, 2015	847,983
October 1, 2016	847,989
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

12. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	June 30, 2015	December 31, 2014
Amounts due from portfolio companies	$39,756	$64,989
Amounts due from unconsolidated investment funds	51,761	47,229
Amounts due from related entities	17,692	34,838
Due from Affiliates	$109,209	$147,056

Due to Affiliates consists of:

	June 30, 2015	December 31, 2014
Amounts due to KKR Holdings in connection with the tax receivable agreement	$133,300	$121,803
Amounts due to related entities	11,406	9,745
Due to Affiliates	$144,706	$131,548

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

Public Markets

KKR operates and reports its combined credit and hedge funds businesses through the Public Markets segment. KKR’s credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investment funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments, and long/short credit investment strategies. The funds, accounts, registered investment companies and CLOs in KKR's leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC (formerly known as KKR Asset Management LLC), which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK) LLP, regulated by the United Kingdom Financial Conduct Authority or FCA. KKR’s Public Markets segment also includes its hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and acquiring stakes in or seeding hedge fund managers. The funds and accounts in KKR's hedge fund business is managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC-registered investment adviser.

Capital Markets

The Capital Markets segment is comprised primarily of KKR’s global capital markets business. KKR’s capital markets business supports the firm, portfolio companies, and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When KKR underwrites an offering of securities or a loan on a firm commitment basis, KKR commits to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When KKR acts in an agency capacity, KKR generates revenue for arranging financing or placing securities or debt with capital markets investors. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and KKR is also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. KKR’s third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with one other unaffiliated partner, and non-bank financial companies, or NBFCs, in India.

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

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Three Months Ended June 30, 2015
	Private Markets	Public Markets	Capital Markets	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$115,346	$66,055	$—	$181,401
Monitoring Fees	47,713	—	—	47,713
Transaction Fees	40,321	3,873	48,757	92,951
Fee Credits (1)	(53,286)	(3,172)	—	(56,458)
Total Management, Monitoring and Transaction Fees, Net	150,094	66,756	48,757	265,607

Performance Income
Realized Carried Interest	243,274	8,953	—	252,227
Incentive Fees	—	5,893	—	5,893
Unrealized Carried Interest	312,379	27,987	—	340,366
Total Performance Income	555,653	42,833	—	598,486

Investment Income (Loss)
Net Realized Gains (Losses)	145,817	31,192	(749)	176,260
Net Unrealized Gains (Losses)	145,094	(11,988)	(1,122)	131,984
Total Realized and Unrealized	290,911	19,204	(1,871)	308,244
Net Interest and Dividends	8,234	59,390	7,782	75,406
Total Investment Income (Loss)	299,145	78,594	5,911	383,650

Total Segment Revenues	1,004,892	188,183	54,668	1,247,743

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	65,939	22,785	10,147	98,871
Realized Allocation to Carry Pool (2)	97,310	3,581	—	100,891
Unrealized Allocation to Carry Pool (2)	125,371	11,195	—	136,566
Total Compensation and Benefits	288,620	37,561	10,147	336,328
Occupancy and Related Charges	11,832	2,977	666	15,475
Other Operating Expenses	38,125	10,617	2,871	51,613
Total Segment Expenses	338,577	51,155	13,684	403,416

Income (Loss) attributable to noncontrolling interests (3)	143	478	3,762	4,383

Economic Net Income (Loss)	$666,172	$136,550	$37,222	$839,944

Total Assets	$8,395,916	$4,245,520	$1,733,437	$14,374,873

(1)
KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of certain fees, including monitoring and transaction fees received from portfolio companies (“Fee Credits”). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% or 100% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

(2)
With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR allocates to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Represents economic interests that (i) allocate to third parties an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s Capital Markets segment.

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

(1)
KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of certain fees, including monitoring and transaction fees received from portfolio companies (“Fee Credits”). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% or 100% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

(2)
With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR allocates to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Represents economic interests that (i) allocate to third parties an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s Capital Markets segment.

	As of and for the Six Months Ended June 30, 2015
	Private Markets	Public Markets	Capital Markets	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$224,622	$130,559	$—	$355,181
Monitoring Fees	145,551	—	—	145,551
Transaction Fees	86,920	17,303	92,014	196,237
Fee Credits (1)	(123,192)	(13,760)	—	(136,952)
Total Management, Monitoring and Transaction Fees, Net	333,901	134,102	92,014	560,017

Performance Income
Realized Carried Interest	545,699	8,953	—	554,652
Incentive Fees	—	11,558	—	11,558
Unrealized Carried Interest	439,316	40,334	—	479,650
Total Performance Income	985,015	60,845	—	1,045,860

Investment Income (Loss)
Net Realized Gains (Losses)	329,081	31,876	(4,030)	356,927
Net Unrealized Gains (Losses)	224,457	(99,865)	(3,329)	121,263
Total Realized and Unrealized	553,538	(67,989)	(7,359)	478,190
Net Interest and Dividends	403	111,262	14,416	126,081
Total Investment Income (Loss)	553,941	43,273	7,057	604,271

Total Segment Revenues	1,872,857	238,220	99,071	2,210,148

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	139,906	46,790	19,202	205,898
Realized Allocation to Carry Pool (2)	218,280	3,581	—	221,861
Unrealized Allocation to Carry Pool (2)	176,064	16,133	—	192,197
Total Compensation and Benefits	534,250	66,504	19,202	619,956
Occupancy and Related Charges	22,848	6,099	1,324	30,271
Other Operating Expenses	80,241	25,571	6,747	112,559
Total Segment Expenses	637,339	98,174	27,273	762,786

Income (Loss) attributable to noncontrolling interests (3)	862	653	6,490	8,005

Economic Net Income (Loss)	$1,234,656	$139,393	$65,308	$1,439,357

Total Assets	$8,395,916	$4,245,520	$1,733,437	$14,374,873

(1)
KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of certain fees, including monitoring and transaction fees received from portfolio companies (“Fee Credits”). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% or 100% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

(2)
With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR allocates to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Represents economic interests that (i) allocate to third parties an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s Capital Markets segment.

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

(1)
KKR’s agreements with the fund investors of certain of its investment funds require KKR to share with these fund investors an agreed upon percentage of certain fees, including monitoring and transaction fees received from portfolio companies (“Fee Credits”). Fund investors receive Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain fund-related expenses and generally amount to 80% or 100% of allocable monitoring and transaction fees after fund-related expenses are recovered, although the actual percentage may vary from fund to fund as well as among different classes of investors within a fund.

(2)
With respect to KKR’s active and future investment funds and co-investment vehicles that provide for carried interest, KKR allocates to its principals, other professionals and selected other individuals a portion of the carried interest earned in relation to these funds as part of its carry pool.

(3)
Represents economic interests that (i) allocate to third parties an aggregate of 1% of profits and losses of KKR’s management companies until a future date and (ii) allocate to third party investors certain profits and losses in KKR’s Capital Markets segment.

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP:

Fees

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total Segment Revenues	$1,247,743	$834,057	$2,210,148	$1,779,528
Management fees relating to consolidated funds and other entities	(129,864)	(119,991)	(255,439)	(265,199)
Fee credits relating to consolidated funds	53,738	45,367	126,687	125,459
Net realized and unrealized carried interest	(592,593)	(417,662)	(1,034,302)	(756,859)
Total investment income (loss)	(383,650)	(162,158)	(604,271)	(440,809)
Revenue earned by oil & gas producing entities	35,700	56,208	60,644	73,989
Reimbursable expenses	17,542	9,454	27,320	25,440
Other	7,258	4,095	16,432	10,747
Fees and Other	$255,874	$249,370	$547,219	$552,296

Expenses

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total Segment Expenses	$403,416	$329,272	$762,786	$641,287
Equity based compensation	69,478	92,957	146,028	170,485
Reimbursable expenses	26,547	13,580	46,406	32,492
Operating expenses relating to consolidated funds and other entities	11,082	25,654	22,052	53,317
Expenses incurred by oil & gas producing entities	26,053	39,187	47,131	50,171
Intangible amortization, acquisition, litigation and certain non- recurring costs	6,051	71,608	21,522	85,497
Other	11,550	13,067	23,285	25,247
Total Expenses	$554,177	$585,325	$1,069,210	$1,058,496

Income (Loss) Before Taxes

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Economic net income	$839,944	$501,579	$1,439,357	$1,131,833
Income taxes	(30,547)	(6,176)	(46,685)	(27,878)
Amortization of intangibles and other, net	(37,910)	(37,455)	(35,120)	(57,624)
Equity based compensation	(69,478)	(92,957)	(146,028)	(170,485)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	(325,703)	(186,776)	(564,711)	(487,590)
Net income (loss) attributable to KKR & Co. L.P.	$376,306	$178,215	$646,813	$388,256
Net income (loss) attributable to noncontrolling interests and appropriated capital	2,930,453	1,881,090	4,601,022	3,664,578
Net income (loss) attributable to redeemable noncontrolling interests	(891)	(6,809)	1,042	3,828
Income taxes	30,547	6,176	46,685	27,878
Income (loss) before taxes	$3,336,415	$2,058,672	$5,295,562	$4,084,540

The items that reconcile KKR’s total reportable segments to the corresponding condensed consolidated amounts calculated and presented in accordance with GAAP for net income (loss) attributable to redeemable noncontrolling interests and income (loss) attributable to noncontrolling interests and appropriated capital are primarily attributable to the impact of the consolidation of KKR's funds and certain other entities.

Assets

	As of June 30, 2015	As of June 30, 2014
Total Segment Assets	$14,374,873	$13,454,206
Consolidation of KKR Funds, CFEs and other entities	57,260,481	51,973,127
Accounting basis difference for oil & natural gas properties	58,343	206,984
Total Assets	$71,693,697	$65,634,317

14. ACQUISITIONS

Acquisition of KFN

On April 30, 2014, KKR completed its acquisition of KFN by merger (the “Merger”) contemplated by an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which KFN became a subsidiary of KKR.  KFN is a specialty finance company with expertise in a range of asset classes in which it invests, consisting primarily of corporate loans, also known as leveraged loans, high yield debt securities, interests in joint ventures and partnerships, and royalty interest in oil and gas properties.  The addition of KFN provided KKR with over $2 billion of permanent equity capital to support the continued growth of its business.

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

15. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. The carrying value of goodwill was $89.0 million as of June 30, 2015 and December 31, 2014, and is recorded within Other Assets on the condensed consolidated statements of financial condition. Goodwill has been allocated entirely to the Public Markets segment. As of June 30, 2015, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	As of
	June 30, 2015	December 31, 2014
Finite-Lived Intangible Assets	$284,766	$284,766
Accumulated Amortization (includes foreign exchange)	(93,387)	(75,564)
Intangible Assets, Net	$191,379	$209,202

Changes in Intangible Assets, Net consists of the following:

Six Months Ended June 30, 2015
Balance, Beginning of Period	$209,202
Amortization Expense	(13,511)
Foreign Exchange	(4,312)
Balance, End of Period	$191,379

16. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects as of June 30, 2015.

Investment Commitments

As of June 30, 2015, KKR had unfunded commitments consisting of (i) $1,267.5 million to its active private equity and other investment vehicles and (ii) $185.0 million in connection with commitments by KKR’s capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions LLC and (iv) other investment commitments of $156.4 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of June 30, 2015, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2015 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,432.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to KKR in the KPE Transaction in 2009 also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of June 30, 2015, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $92.4 million as of June 30, 2015.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, KKR's potential exposure has been reduced to $172.1 million as of June 30, 2015. Using valuations as of June 30, 2015, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

Indemnifications

In the normal course of business, KKR enters into contracts that contain a variety of representations and warranties that provide general indemnifications and other indemnities relating to contractual performance. In addition, certain of KKR’s consolidated funds and KFN have provided certain indemnities relating to environmental and other matters and has provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KKR has made. KKR’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KKR that have not yet occurred. However, based on experience, KKR expects the risk of material loss to be low.

Litigation

From time to time, KKR is involved in various legal proceedings, lawsuits and claims incidental to the conduct of KKR’s business. KKR’s business is also subject to extensive regulation, which may result in regulatory proceedings against it.

On May 23, 2011, KKR, certain KKR affiliates and the board of directors of Primedia Inc. (a former KKR portfolio company whose directors at that time included certain KKR personnel) were named as defendants, along with others, in two shareholder class action complaints filed in the Court of Chancery of the State of Delaware challenging the sale of Primedia in a merger transaction that was completed on July 13, 2011. These actions allege, among other things, that Primedia board members, KKR, and certain KKR affiliates, breached their fiduciary duties by entering into the merger agreement at an unfair price and failing to disclose all material information about the merger. Plaintiffs also allege that the merger price was unfair in light of the value of certain shareholder derivative claims, which were dismissed on August 8, 2011, based on a stipulation by the parties that the derivative plaintiffs and any other former Primedia shareholders lost standing to prosecute the derivative claims on behalf of Primedia when the Primedia merger was completed. The dismissed shareholder derivative claims included allegations concerning open market purchases of certain shares of Primedia’s preferred stock by KKR affiliates in 2002 and allegations concerning Primedia’s redemption of certain shares of Primedia’s preferred stock in 2004 and 2005, some of which were owned by KKR affiliates. With respect to the pending shareholder class actions challenging the Primedia merger, on June 7, 2011, the Court of Chancery denied a motion to preliminarily enjoin the merger. On July 18, 2011, the Court of Chancery consolidated the two pending shareholder class actions and appointed lead counsel for plaintiffs. On October 7, 2011, defendants moved to dismiss the operative complaint in the consolidated shareholder class action. The operative complaint seeks, in relevant part, unspecified monetary damages and rescission of the merger. On December 2, 2011, plaintiffs filed a consolidated amended complaint, which similarly alleges that the Primedia board members, KKR, and certain KKR affiliates breached their respective fiduciary duties by entering into the merger agreement at an unfair price in light of the value of the dismissed shareholder derivative claims. That amended complaint seeks an unspecified amount of monetary damages. On January 31, 2012, defendants moved to dismiss the amended complaint. On May 10, 2013, the Court of Chancery denied the motion to dismiss the complaint as it relates to the Primedia board members, KKR and certain KKR affiliates. On July 1, 2013, KKR and other defendants filed a motion for judgment on the pleadings on the grounds that plaintiff’s claims were barred by the statute of limitations. On December 20, 2013, the Court of Chancery granted the motion in part and denied the motion in part.  On March 6, 2015, KKR entered into a definitive agreement to settle all claims without the admission of wrongdoing, which was approved by the Court of Chancery on May 26, 2015. The settlement also operates to release all claims in the two shareholder class actions filed in Georgia state courts that are discussed below. The amount paid pursuant to the settlement did not have a material effect on KKR's financial results.

Additionally, in May 2011, two shareholder class actions challenging the Primedia merger were filed in Georgia state courts, asserting similar allegations and seeking similar relief as initially sought by the Delaware shareholder class actions above. Both Georgia actions have been stayed in favor of the Delaware action.

From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits were filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN’s board of directors, KKR, and certain of KKR’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR. The merger transaction was completed on April 30, 2014.  The actions filed in California state court were consolidated, and prior to the filing or designation of an operative complaint for the consolidated action, the consolidated action was voluntarily dismissed without prejudice on December 1, 2014. The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed without prejudice on May 6, 2014. Two of the Delaware actions were voluntarily dismissed without prejudice, and the remaining Delaware actions were consolidated. On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014.  On October 14, 2014, the Delaware Court of Chancery granted defendants’ motions to dismiss with prejudice. On November 13, 2014, plaintiffs filed a notice of appeal in the Supreme Court of the State of Delaware, the oral argument for which is scheduled for September 16, 2015.

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

KKR currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non U.S. governmental and regulatory agencies, including but not limited to the U.S. Securities and Exchange Commission, or SEC, Department of Justice, state attorney generals, Financial Industry Regulatory Authority, or FINRA, and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings against KKR or its personnel. On June 29, 2015, KKR settled the previously disclosed inquiry by the SEC relating to the allocation of certain categories of expenses between KKR's flagship private equity funds and co-investment and employee vehicles that invested alongside those private equity funds during the period 2006 to 2011. The amounts paid and to be paid pursuant to the settlement are not expected to have a material effect on KKR's financial results.

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

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At June 30, 2015, approximately $57.1 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

18. SUBSEQUENT EVENTS

Distribution

A distribution of $0.42 per KKR & Co. L.P. common unit was announced on July 23, 2015, and will be paid on August 18, 2015 to unitholders of record as of the close of business on August 3, 2015. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements. All amounts are in thousands, except unit data and per unit data and except where noted.

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

Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 260 private equity investments in portfolio companies with a total transaction value in excess of $510 billion. We have grown our firm by expanding our geographical presence and building businesses in new areas, such as credit, special situations, hedge funds, collateralized loan obligations ("CLOs"), capital markets, infrastructure, energy and real estate. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.

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

We have also used our balance sheet as a significant source of capital to further grow and expand our business, increase our participation in our existing businesses and further align our interests with those of our fund investors and other stakeholders. The majority of our balance sheet consists of general partner interests in KKR investment funds, limited partner interests in certain KKR investment funds, and co-investments in certain portfolio companies of KKR private equity funds as well as the interests in CLOs, corporate loans, debt securities and energy and real estate assets acquired in connection with our acquisition of KKR Financial Holdings LLC. Our balance sheet also holds other assets used in the development of our business, including seed capital for new strategies, such as growth equity investments and real estate credit, and minority stakes in other investment managers.

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

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of June 30, 2015, the segment had $63.1 billion of AUM and FPAUM of $46.8 billion, consisting of $36.8 billion in private equity and $10.0 billion in real assets (including infrastructure, energy and real estate) and other strategies. Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of June 30, 2015 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after June 30, 2015.

	Investment Period (1)		Amount ($ in millions)
	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity Funds
European Fund IV	12/2014	12/2020	$2,670.1	$2,509.1	7.4%	$161.0	$—	$161.0	$206.6
Asian Fund II	4/2013	4/2019	5,825.0	4,045.0	1.3%	2,052.0	272.0	1,779.9	3,032.7
North America Fund XI	9/2012	9/2018	8,718.4	4,512.6	2.9%	5,024.4	1,024.2	4,205.7	6,331.8
China Growth Fund	11/2010	11/2016	1,010.0	448.1	1.0%	561.9	61.1	544.5	782.5
E2 Investors (Annex Fund)	8/2009	11/2013	195.8	—	4.9%	195.8	195.7	18.1	77.2
European Fund III	3/2008	3/2014	6,141.0	789.1	4.6%	5,351.9	4,269.1	3,338.3	4,520.4
Asian Fund	7/2007	4/2013	3,983.3	147.5	2.5%	3,835.8	5,343.1	1,954.9	2,699.1
2006 Fund	9/2006	9/2012	17,642.2	525.6	2.1%	17,116.6	16,154.9	8,760.3	14,972.7
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	6,574.3	841.1	1,722.1
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	11,699.6	1,219.7	2,232.2
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,736.6	—	44.5
Total Private Equity Funds			61,022.0	12,977.0		49,135.6	54,330.6	22,823.5	36,621.8
Co-Investment Vehicles	Various	Various	5,506.1	2,531.1	Various	3,072.4	1,710.8	2,243.2	3,265.0

Total Private Equity			66,528.1	15,508.1		52,208.0	56,041.4	25,066.7	39,886.8

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,217.7	12.8%	756.5	109.9	691.0	582.6
Natural Resources Fund	Various	Various	887.4	2.9	Various	884.5	96.6	809.9	340.1
Global Energy Opportunities	Various	Various	1,026.4	809.6	Various	250.2	53.6	218.4	146.0
Global Infrastructure Investors	9/2011	10/2014	1,040.1	132.8	4.8%	935.2	123.8	907.2	975.3
Global Infrastructure Investors II	10/2014	10/2020	2,838.7	2,788.4	4.4%	50.3	—	50.3	53.7
Infrastructure Co-Investments	Various	Various	1,125.0	—	Various	1,125.0	338.3	1,125.0	1,560.2
Real Estate Partners Americas	5/2013	12/2016	1,229.1	618.9	16.3%	718.3	257.3	609.8	688.1
Real Assets			10,120.9	5,570.3		4,720.0	979.5	4,411.6	4,346.0

Private Markets Total			$76,649.0	$21,078.4		$56,928.0	$57,020.9	$29,478.3	$44,232.8

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on June 30, 2015, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners’ investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

The tables below present information as of June 30, 2015 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments for which realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. This data does not reflect additional capital raised since June 30, 2015 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,736.6	44.5	8,781.1	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	11,699.6	2,232.2	13,931.8	22.3%	16.4%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8	6,574.3	1,722.1	8,296.4	5.9%	4.3%	1.4
2006 Fund (2006)	17,642.2	17,116.6	16,154.9	14,972.7	31,127.6	11.8%	9.0%	1.8
Asian Fund (2007)	3,983.3	3,835.8	5,343.1	2,699.1	8,042.2	19.8%	14.4%	2.1
European Fund III (2008) (2)	6,141.0	5,351.9	4,269.1	4,520.4	8,789.5	16.5%	10.5%	1.6
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	195.7	77.2	272.9	9.4%	8.0%	1.4
China Growth Fund (2010)	1,010.0	561.9	61.1	782.5	843.6	16.9%	9.1%	1.5
Natural Resources Fund (2010)	887.4	884.5	96.6	340.1	436.7	(36.4)%	(38.9)%	0.5
Global Infrastructure Investors (2011) (2)	1,040.1	935.2	123.8	975.3	1,099.1	8.3%	6.9%	1.2
North America Fund XI (2012) (3)	8,718.4	5,024.4	1,024.2	6,331.8	7,356.0	N/A	N/A	N/A
Asian Fund II (2013) (3)	5,825.0	2,052.0	272.0	3,032.7	3,304.7	N/A	N/A	N/A
Real Estate Partners Americas (2013) (3)	1,229.1	718.3	257.3	688.1	945.4	N/A	N/A	N/A
Energy Income and Growth Fund (2013) (3)	1,974.2	756.5	109.9	582.6	692.5	N/A	N/A	N/A
Global Infrastructure Investors II (2015) (2) (3)	2,838.7	50.3	—	53.7	53.7	N/A	N/A	N/A
European Fund IV (2015) (2) (3)	2,670.1	161.0	—	206.6	206.6	N/A	N/A	N/A
Subtotal - Included Funds	68,991.5	52,480.4	54,918.2	39,261.6	94,179.8	15.4%	11.2%	1.9

All Funds	$85,466.0	$68,954.9	$105,187.5	$39,261.6	$144,449.1	25.6%	18.9%	2.2

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,736.6	44.5	8,781.1	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	4,223.5	11,232.6	766.9	11,999.5	35.6%	27.6%	2.8
European Fund II (2005) (2)	5,750.8	5,024.0	6,508.0	1,713.4	8,221.4	8.0%	6.9%	1.6
2006 Fund (2006)	17,642.2	6,963.9	15,289.2	4,415.3	19,704.5	21.8%	19.5%	2.8
Asian Fund (2007)	3,983.3	2,355.0	5,206.8	997.1	6,203.9	24.4%	21.0%	2.6
European Fund III (2008) (2)	6,141.0	2,258.6	4,181.3	900.3	5,081.6	22.9%	19.5%	2.2
E2 Investors (Annex Fund) (2009) (2)	195.8	67.5	195.7	—	195.7	27.2%	27.2%	2.9
China Growth Fund (2010)	1,010.0	17.5	28.5	—	28.5	33.5%	33.5%	1.6
Natural Resources Fund (2010)	887.4	884.6	96.6	340.1	436.7	(36.4)%	(38.9)%	0.5
Global Infrastructure Investors (2011) (2)	1,040.1	56.0	54.4	46.4	100.8	30.8%	30.2%	1.8
North America Fund XI (2012) (4)	8,718.4	—	—	—	—	—	—	—
Asian Fund II (2013) (4)	5,825.0	—	—	—	—	—	—	—
Real Estate Partners Americas (2013) (4)	1,229.1	—	—	—	—	—	—	—
Energy Income and Growth Fund (2013) (4)	1,974.2	—	—	—	—	—	—	—
Global Infrastructure Investors II (2015) (2) (4)	2,838.7	—	—	—	—	—	—	—
European Fund IV (2015) (2) (4)	2,670.1	—	—	—	—	—	—	—
Subtotal - Included Funds	68,991.5	24,936.0	51,529.7	9,224.0	60,753.7	22.5%	18.8%	2.4

All Realized/Partially Realized Investments	$85,466.0	$41,410.5	$101,799.0	$9,224.0	$111,023.0	26.0%	21.1%	2.7
(1)These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors and Global Infrastructure Investors II include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,232.5 million, €30.0 million and €243.8 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2015 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to June 30, 2015. None of the North America Fund XI, Asian Fund II, Real Estate Partners Americas, Energy Income and Growth Fund, Global Infrastructure Investors II or European Fund IV have invested for at least 36 months as of June 30, 2015. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
Investments are considered partially realized when realized proceeds, excluding current income like dividends and interest, are a material portion of invested capital. None of the North America Fund XI, Asian Fund II, Real Estate Partners Americas, Energy Income and Growth Fund, Global Infrastructure Investors II or European Fund IV have realized a material portion of invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

(5)
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

The multiples of invested capital measure the aggregate value generated by a fund’s investments in absolute terms. Each multiple of invested capital is calculated by adding together the total realized and unrealized values of a fund’s investments and dividing by the total amount of capital invested by the fund. Such amounts do not give effect to the allocation of any realized and unrealized returns on a fund’s investments to the fund’s general partner pursuant to a carried interest or the payment of any applicable management fees.

Existing KKR Private Markets funds may utilize third party financing facilities to provide liquidity to such funds, and in such event IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund.  KKR Private Markets funds also generally provide in certain circumstances, which vary depending on the relevant fund documents, for a portion of capital returned to investors to be restored to unused commitments as recycled capital.  For KKR's Private Markets funds that have a preferred return, we take into account recycled capital in the calculation of IRRs and multiples of invested capital because the calculation of the preferred return includes the effect of recycled capital. For KKR's Private Markets funds that do not have a preferred return, we do not take recycled capital into account in the calculation of IRRs and multiples of invested capital. The inclusion of recycled capital generally causes invested and realized amounts to be higher and IRRs and multiples of invested capital to be lower than had recycled capital not been included.  The inclusion of recycled capital for all KKR Private Markets funds would reduce the composite net IRR of all Included Funds by 0.1% and the composite net IRR of all Legacy Funds by 0.5%, and would reduce the composite multiple of invested capital of Included Funds by less than 0.1 and the composite multiple of invested capital of Legacy Funds by 0.4.
.

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments and long/short credit investment strategies. The funds, accounts, registered investment companies and CLOs in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC (formerly known as KKR Asset Management LLC), which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK) LLP, regulated by the United Kingdom Financial Conduct Authority or FCA. Our Public Markets segment also includes our hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios, hedge fund-of-fund solutions and acquiring stakes in or seeding hedge fund managers. The funds and accounts in our hedge fund business are managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC-registered investment adviser.

We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	AUM	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield (2)	Jul 2008	$3,332	9.03%	8.36%	65% S&P/ LSTA, 35% BoAML HY Master II Index (3)	6.87%
Opportunistic Credit	May 2008	325	13.98%	11.91%	BoAML HY Master II Index (4)	8.55%
Bank Loans (2)	Apr 2011	2,068	5.72%	5.09%	S&P/ LSTA Loan Index (5)	4.52%
High Yield (2)	Apr 2011	1,073	7.11%	6.52%	BoAML HY Master II Index (6)	6.73%
Bank Loans Conservative	Apr 2011	1,048	5.23%	4.60%	S&P/ LSTA BB-B Loan Index (7)	4.54%
European Leveraged Loans (8)	Sep 2009	1,525	6.16%	5.63%	CS Inst West European Leveraged Loan Index (9)	5.19%

(1)
The Benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the “S&P/LSTA Loan Index”), the Bank of America Merrill Lynch High Yield Master II Index (the “BoAML HY Master II Index”), the S&P European Leveraged Loan Index (the “ELLI”) and Credit Suisse Institutional Western European Leveraged Loan Index (the “CS Inst European Leveraged Loan Index”). The S&P/LSTA Loan Index is an index that comprises all loans that meet the inclusion criteria and that have marks from the LSTA/LPC mark-to-market service. The inclusion criteria consist of the following: (i) syndicated term loan instruments consisting of term loans (both amortizing and institutional), acquisition loans (after they are drawn down) and bridge loans; (ii) secured; (iii) U.S. dollar denominated; (iv) minimum term of one year at inception; and (v) minimum initial spread of LIBOR plus 1.25%. The BoAML HY Master II Index is a market value weighted index of below investment grade U.S. dollar denominated corporate bonds publicly issued in the U.S. domestic market. “Yankee” bonds (debt of foreign issuers issued in the U.S. domestic market) are included in the BoAML HY Master II Index provided that the issuer is domiciled in a country having investment grade foreign currency long-term debt rating. Qualifying bonds must have maturities of one year or more, a fixed coupon schedule and minimum outstanding of US$100 million. In addition, issuers having a credit rating lower than BBB3, but not in default, are also included. The ELLI is based upon Euro denominated facilities. The index reflects the market-weighted performance of institutional leveraged loan portfolios investing in European credits. All the index components are loans syndicated to European loan investors. The ELLI series uses real-time market weightings, spreads and interest payments. The Index was calculated monthly from January 1, 2002 to January 1, 2004; then weekly until May 2, 2013, and is currently calculated daily. The CS Inst European Leveraged Loan Index contains only institutional loan facilities priced above 90, excluding TL and TLa facilities and loans rated CC, C or are in default. It is designed to more closely reflect the investment criteria of institutional investors. While the returns of these strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of these strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations or expenses. It is not possible to invest directly in unmanaged indices.

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

(8)	The AUM amounts reflected have been converted to U.S. dollars based on the exchange rate prevailing on June 30, 2015. The returns presented are calculated based on local currency.
(9) Performance is based on a composite of portfolios that primarily invest in higher quality leveraged loans. The Benchmark used for purposes of comparison for the European Senior Loans strategy is based on the CS Inst West European Leveraged Loan Index.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds. The following table presents information regarding our Public Markets alternative credit funds where investors are subject to capital commitments from inception to June 30, 2015. Some of our alternative credit funds have begun investing more recently and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested	Realized	Unrealized	Total Value	Gross IRR*	Net IRR*	Multiple of Invested Capital**
($ in Millions)
Special Situations Fund	Dec-12	$2,144.0	$1,975.6	$144.0	$2,348.4	$2,492.4	20.5%	13.9%	1.3
Special Situations Fund II	Dec-14	1,694.5	85.0	—	97.6	97.6	N/A	N/A	N/A
Mezzanine Partners	Mar-10	1,022.8	857.3	354.1	789.1	1,143.2	15.1%	9.3%	1.3
Lending Partners	Dec-11	460.2	378.3	140.3	347.4	487.7	12.0%	9.5%	1.3
Lending Partners II	Jun-14	1,335.9	433.3	—	469.1	469.1	14.1%	11.5%	1.1
Lending Partners Europe	Mar-15	$556.6	$31.4	$—	$36.7	$36.7	N/A	N/A	N/A
All Funds		$7,214.0	$3,760.9	$638.4	$4,088.3	$4,726.7			1.3
 *                IRRs measure the aggregate annual compounded returns generated by a fund’s investments over a holding period and include recycled capital. Net IRRs presented are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees.  Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.

**              The multiples of invested capital measure the aggregate value generated by a fund’s investments in absolute terms. Each multiple of invested capital is calculated by adding together the total realized and unrealized values of a fund’s investments and dividing by the total amount of capital invested by the fund. Such amounts do not give effect to the allocation of any realized and unrealized returns on a fund’s investments to the fund’s general partner pursuant to a carried interest or the payment of any applicable management fees and such amounts exclude recycled capital.

For the period beginning in June 2004 through June 30, 2015, our hedge fund-of-funds low volatility strategy, which consists of the majority of our hedge fund-of-funds AUM and FPAUM, generated a gross annualized return of 7.5%. As of June 30, 2015, our hedge fund-of-funds accounted for $10.5 billion of AUM.

The table below presents information as of June 30, 2015 relating to our Public Markets vehicles:

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$7,600	$7,323	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	8,644	8,644	0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	16,244	15,967

Alternative Credit (3)	7,977	6,793	0.75%-1.50% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (2)
Hedge Fund Solutions	10,464	10,459	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
Corporate Capital Trust (5)	3,755	3,755	1.00%	10.00%	7.00%	7 years (5)
Total	$38,440	$36,974

(1)
Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share in up to 20% in our hedge fund solutions business, up to 10% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.

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

Capital Markets

Our Capital Markets segment is comprised primarily of our global capital markets business. Our capital markets business supports our firm, portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing for transactions, placing and underwriting securities offerings and providing other types of capital markets services. When we underwrite an offering of securities or a loan on a firm commitment basis, we commit to buy and sell an issue of securities or indebtedness and generate revenue by purchasing the securities or indebtedness at a discount or for a fee. When we act in an agency capacity, we generate revenue for arranging financing or placing securities or debt with capital markets investors. KKR Capital Markets LLC is an SEC-registered broker-dealer and a FINRA member, and we are also registered or authorized to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our third party capital markets activities are generally carried out through Merchant Capital Solutions LLC, a joint venture with one other unaffiliated partner, and non-bank financial companies, or NBFCs, in India.

Business Environment

Global Economic Conditions. As a global investment firm, we are affected by financial and economic conditions in North and South America, Europe, Asia‑Pacific and elsewhere in the world. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting both the values of the investments we make as well as our ability to exit these investments profitably and to make new investments. According to the Bureau of Economic Analysis as of July 2015, real GDP in the U.S. increased at a seasonally adjusted annualized rate of 2.3% quarter over quarter in the second quarter of 2015 following an increase of 0.6 % in the first quarter of 2015, a revised figure provided by the Bureau of Economic Analysis. According to the Bureau of Labor Statistics, the U.S. unemployment rate decreased to 5.3% as of June 30, 2015 compared to 5.6% as of March 31, 2015. As of July 2015, Bloomberg consensus estimates project second quarter real GDP growth in the Euro Area of 1.4% relative to the same period in the prior year, an improvement from the actual increase in real GDP of 1.0% in the first quarter of 2015 relative to the same period in the prior year. While Greece accepted the conditions necessary to extend its bailout and remain in the euro, at least in the near term, its ability to meet those conditions and sustain its membership remain unclear. In the event of an exit, losses incurred by Greece’s counterparties could have adverse repercussions across financial markets, which could adversely affect valuations within our European investments. According to the China Bureau of National Statistics, real GDP in China increased 1.7% in the second quarter of 2015 following an increase of 1.3% in the first quarter of 2015. As of April 2015, the IMF estimates that China’s economy will expand at a lower rate in 2015 than in past years. Slower growth in China would adversely impact the value of our investments in China and the global economy generally and other emerging markets, in particular, could suffer from weaker Chinese imports of both commodities and finished goods. In addition, the sharp correction and high volatility in China's stock market may adversely impact the value of our investments in China and make it more difficult to access capital in those markets. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Annual Report”).
Global Equity and Credit Markets. Global equity and debt markets have a substantial effect on our financial condition and results of operations. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns in our funds that generate carry, but periods of volatility and dislocation in the capital markets can present us with opportunities to invest at reduced valuations that position us for future growth.
Most of our investments are in equities, so a change in global equity prices or in market volatility impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptivity of fund investors to our investment products. Global equity markets finished positively for the quarter ended June 30, 2015, with the S&P 500 Index up

0.3% and the MSCI World Index up 0.5%. Equity market volatility increased during the quarter as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, which began the quarter at 15.3 and ended at 18.2 on June 30, 2015, for an increase of 19.2%. For a further discussion of our valuation methods, see “Risk Factors-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” in our Annual Report and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.
Many of our investments are in credit instruments, and our funds and their portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing would reduce our returns and decrease our net income. In particular due in part to holdings of credit assets such as CLOs on our balance sheet, the performance of the credit markets can have a greater impact on our financial results, as we would directly bear the full extent of such losses. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit investments, increased credit spreads lead to a reduction in the value of these investments, if not offset by hedging or other factors. Within credit markets, spreads have widened modestly in the quarter ended June 30, 2015 but remain significantly above levels a year ago. Low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies may cause the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions.
The subinvestment grade credit indices rose, with the S&P/LSTA Leveraged Loan Index up 0.7% and the BoAML HY Master II Index flat during the quarter ended June 30, 2015, respectively. In the quarter ended June 30, 2015, government bond yields began to rise in anticipation of the U.S. Federal Reserve raising rates later in 2015, and also in response to firming economic conditions in Europe. In the second quarter ended June 30, 2015, 10-year government bond yields increased 43 basis points in the United States, 58 basis points in Germany, 6 basis points in Japan, but decreased 3 basis points China. For further discussion of the impact of global credit markets on our financial condition and results of operations, see “Risk Factors - Risks Related to the Assets We Manage -Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income,” “-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” and “- Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility, which has become more pronounced in recent quarters, can also affect our businesses which deal in cross‑border trade. U.S. dollar appreciation relative to other currencies is likely to cause a decrease in the U.S. dollar value of our non‑U.S. investments to the extent unhedged, cause portfolio companies that export to the U.S. to suffer a decline in revenues, and make the exports of U.S. based companies less competitive. While this may cause a decrease in the U.S. dollar values of our assets and portfolio companies outside the United States, we also expect it to create opportunities to invest at more attractive U.S. dollar prices in certain countries. The euro, which has declined in value for four consecutive quarters, reversed its decline and strengthened 3.9% in the quarter ended June 30, 2015, and the British pound also strengthened 6.0% relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see “Quantitative and Qualitative Disclosure About Market Risk - Exchange Rate Risk” in this report and our Annual Report.
Commodity Markets. Our Private Markets portfolio contains energy real asset investments whose values are influenced by the price of natural gas and oil. The 2017 price of WTI crude oil increased from approximately $61 per barrel to $64 per barrel and the 2017 price of natural gas increased slightly from approximately $3.35 per mcf to $3.36 per mcf as of March 31, 2015 and June 30, 2015, respectively. However, as of August 4, 2015, the 2017 price of WTI crude oil and 2017 price of natural gas have declined to $55 per barrel and $3.23 per mcf, respectively. If such decline in prices persists or worsens or if it is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, due in part to holdings of energy assets on our balance sheet, which have a fair value of $0.7 billion as of June 30, 2015, these price movements can have a greater impact on our financial results, as we would directly bear the full extent of such losses. For additional information regarding our energy real assets, see “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies-Real Asset Investments” in this report and “Risk Factors - Risks Related to the Assets We Manage - Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report.

Basis of Accounting

We consolidate the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of our investment management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds and certain other entities including certain consolidated CLOs and commercial real estate mortgage-backed securities ("CMBS", and together with CLOs, referred to hereafter as collateralized financing entities "CFEs").

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds and CFEs, are consolidated notwithstanding the fact that we may hold only a minority economic interest in those entities. In particular, in the majority of our consolidated funds and other investment vehicles, we hold a general partner interest that gives us substantive controlling rights over such funds and vehicles. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of June 30, 2015, our AUM in our Private Markets segment included 22 consolidated investment funds and 16 unconsolidated investment vehicles. Our AUM in our Public Markets segment included 25 consolidated investment vehicles, including CLOs, and 68 unconsolidated vehicles.

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

Interest Expense

Interest expense is incurred from debt issued by KKR, including debt issued by KFN which was consolidated upon completion of the acquisition of KFN, credit facilities entered into by KKR, debt securities issued by consolidated CFEs and financing arrangements at our consolidated funds entered into primarily with the objective of managing cash flow. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CFEs are supported solely by the investments held at the CFE and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations with respect to financing arrangements at our consolidated funds. We also capitalize debt financing costs incurred in connection with new debt arrangements. Such costs are amortized into interest expense using either the interest method or the straight-line method, as appropriate. See "—Liquidity".

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

Segment Operating and Performance Measures

The segment key performance measures that follow are used by management in making operating and resource deployment decisions as well as assessing the overall performance of each of KKR's reportable business segments. The reportable segments for KKR's business are presented prior to giving effect to the allocation of income (loss) between KKR & Co. L.P. and KKR Holdings L.P. and as such represent the business in total. In addition, KKR's reportable segments are presented without giving effect to the consolidation of the funds or CFEs that KKR manages.

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

Syndicated Capital

Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR and its investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in equity invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets segment and across its investment platform.

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

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2015 and 2014. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three and six months ended June 30, 2015 and 2014.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
	($ in thousands)
Revenues
Fees and Other	$255,874	$249,370	6,504

Expenses
Compensation and Benefits	411,691	358,730	52,961
Occupancy and Related Charges	16,172	16,059	113
General, Administrative and Other	126,314	210,536	(84,222)
Total Expenses	554,177	585,325	(31,148)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	3,110,604	1,971,850	1,138,754
Dividend Income	360,556	272,902	87,654
Interest Income	302,985	215,872	87,113
Interest Expense	(139,427)	(65,997)	(73,430)
Total Investment Income (Loss)	3,634,718	2,394,627	1,240,091

Income (Loss) Before Taxes	3,336,415	2,058,672	1,277,743

Income Taxes	30,547	6,176	24,371

Net Income (Loss)	3,305,868	2,052,496	1,253,372
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(891)	(6,809)	5,918
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	2,930,453	1,881,090	1,049,363

Net Income (Loss) Attributable to KKR & Co. L.P.	$376,306	$178,215	198,091

Fees and Other

The net increase was primarily due to an increase in monitoring fees of $26.8 million and an increase in transaction fees of $16.2 million. The increase in monitoring fees was primarily the result of $32.4 million of fees received in the second quarter of 2015 from the termination of monitoring fee arrangements in connection with the exit of Biomet, Inc. (healthcare sector) and the initial public offering (IPO) of GoDaddy, Inc. (NYSE:GDDY) compared to no such fees received during the second quarter of 2014. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with sale or IPO activity in our private equity portfolio. This increase in monitoring fees from termination payments was partially offset by a decrease in recurring monitoring fees in our Private Markets business. The decrease in recurring monitoring fees was primarily the result of a decrease in the number of portfolio companies paying a monitoring fee and a decrease in the average size of the fee. For the three months ended June 30, 2015, we had 41 portfolio companies that were paying an average monitoring fee of $0.4 million compared with 48 portfolio companies that were paying an average monitoring fee of $0.6 million for the three months ended June 30, 2014. The increase in transaction fees was primarily due to an increase in equity placement fees in our capital markets business as well as an increase in the size of capital markets transactions for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was offset primarily by a decrease in transaction fees earned on private equity investments completed during the three months ended June 30, 2015. During the three months ended June 30, 2015 there were 7 transaction fee generating investments in our Private Markets business with a total combined transaction value of $3.8 billion compared to 8 transaction fee generating investments with a total combined transaction value of approximately $2.0 billion during the three months ended June 30, 2014. Transaction fees in our Private Markets segment vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. Offsetting these increases was (i) a decrease in revenues earned by consolidated oil and gas producing entities of $20.5 million primarily reflecting reduced production volumes that resulted from assets sold in the third and fourth quarters of 2014, as well as a decrease in oil prices for the three months ended June 30, 2015 as compared to the prior period, (ii) a decrease in management fees of $3.8 million from our European credit business primarily reflecting the negative impact of foreign exchange and (iii) a decrease in incentive fees from our hedge fund-of-funds platform of $5.5 million driven by lower overall performance, as compared to the prior period.

Expenses

The decrease was primarily due to a decrease in general administrative and other expense of $84.2 million partially offset by an increase in compensation and benefits of $53.0 million. The decrease in general administrative and other expense was primarily attributable to (i) amounts accrued for litigation expense in the three months ended June 30, 2014, (ii) a charge incurred in the three months ended June 30, 2014 in connection with the partial settlement of the Prisma contingent consideration payment with a measurement date of June 30, 2014, (iii) a decrease in expenses for unconsummated transactions also known as broken deal expenses and (iv) a decrease in expenses of our consolidated oil and gas producing entities that resulted primarily from assets sold in the third and fourth quarters of 2014 and a reduction in depreciation in 2015 as a result of an impairment of the long-lived assets of these entities in the fourth quarter of 2014. The increase in compensation and benefits expense was primarily due to higher carry pool allocations as a result of the recognition of a higher level of carried interest during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended June 30,
	2015	2014
	($ in thousands)
Net Gains (Losses) from Private Equity Investments	$2,836,094	$1,890,558
Other Net Gains (Losses) from Investment Activities	274,510	81,292
Net Gains (Losses) from Investment Activities	$3,110,604	$1,971,850

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

	Three Months Ended June 30,
	2015	2014
	($ in thousands)
Realized Gains	$1,372,494	$2,906,053
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(1,009,036)	(3,002,828)
Realized Losses	(15,457)	—
Unrealized Gains from Sales of Investments and Realization of Losses (b)	7,591	—
Unrealized Gains from Changes in Fair Value	3,474,558	2,656,522
Unrealized Losses from Changes in Fair Value	(994,056)	(669,189)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$2,836,094	$1,890,558

(a)	Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)	Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

A significant driver of net gains (losses) from investment activities for the three months ended June 30, 2015 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $0.7 billion, $0.6 billion and $0.5 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively. Approximately 45% of the net change in value for the three months ended June 30, 2015 was attributable to changes in share prices of various publicly held or publicly indexed investments, the most significant of which were gains on PRA Health Sciences, Inc. (NASDAQ:PRH), GoDaddy, Inc. and Qingdao Haier (CH: 600690). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Engility Holdings, Inc. (NYSE:EGL) and J.M. Smucker Company (NYSE: SJM). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Capital Safety Group (industrial sector), Alliant Insurance Services (financial services sector), and Arbor Pharmaceuticals, Inc. (healthcare sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to US Foods (retail sector), BIS Industries Ltd. (industrial sector) and Aceco TI S.A. (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

A significant driver of net gains (losses) from investment activities for the three months ended June 30, 2014 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.8 billion, $0.5 billion and $0.3 billion in our 2006 Fund, European Fund III and North America Fund XI, respectively. Approximately 4.3% of the net change in value for the three months ended June 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on Yageo Corporation (TW: 2327), The Nielsen Company B.V. (NYSE: NLSN) and Bharti Infratel Ltd. (BOM: 534816). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Pets at Home Ltd. (LSE: PETS), Kion Group AG (FRA: KGX) and Santander Consumer USA (NYSE: SC). Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH (healthcare sector), (renamed Walgreens Boots Alliance, Inc. subsequent to the acquisition of it by Walgreens Co.), Biomet, Inc. and WILD Flavors GmbH (consumer products sector). The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Samson Resources (energy sector) and AVR Bedrijven N.V. (recycling sector). The increased valuations of our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that may be delivered pursuant to a previously announced transaction and (iii) in the case of Biomet, Inc., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in April 2014. The decreased valuations of our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

During the three months ended June 30, 2015 we received dividends of $114.9 million from United Envirotech Ltd. (recycling sector), $86.2 million from MMI Holdings Limited (technology sector), $65.9 million from Aricent Inc. (technology sector) and an aggregate of $93.6 million of dividends from other investments. During the three months ended June 30, 2014, we received dividends of $162.1 million from Capital Safety Group, $73.6 million from GoDaddy, Inc. and an aggregate of $37.2 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

The increase was primarily due to (i) a net increase in the amount of credit instruments in our consolidated Public Markets investment vehicles, including growth in our CLO platform when compared to the prior period, (ii) the consolidation of CMBS entities beginning in the second quarter of 2015 and (iii) the acquisition of KFN on April 30, 2014 which did not contribute to our interest income for the month of April during the second quarter of 2014.

Interest Expense

The increase was primarily due to (i) increased interest expense in connection with the growth of our CLO platforms, the majority of which are consolidated, (ii) interest expense on our 2044 Senior Notes issued on May 29, 2014 and an additional issuance of such notes on March 18, 2015, (iii) increased interest expense related to financing facilities entered into by our consolidated investment funds for purposes of financing their operating and investing activities, (iv) the consolidation of CMBS entities beginning in the second quarter of 2015 and (v) the acquisition of KFN on April 30, 2014 which did not contribute to our interest expense for the month of April during the second quarter of 2014.

Income (Loss) Before Taxes

The increase was primarily due to the increase in investment income as described above.

Income Taxes

The increase was primarily due to an increase in the amount of income in the KKR Group Partnerships that is subject to corporate taxes and the increase in KKR & Co. L.P.'s weighted average ownership percentage in the KKR Group Partnerships from approximately 49.2% for the three months ended June 30, 2014 to approximately 54.7% for the three months ended June 30, 2015. This increase in ownership subjects a greater level of income to corporate taxes.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

The decrease was primarily driven by the termination of our KKR Equity Strategies fund and to a lesser extent decreased investment income for funds and vehicles where noncontrolling interests are redeemable.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

The increase was primarily driven by overall changes in the components of net gains (losses) from investment activities as described above.

Net Income (Loss) Attributable to KKR & Co. L.P.

The increase was primarily attributable to an increase in investment income and an increase in KKR & Co. L.P.’s weighted average ownership percentage in the KKR Group Partnerships from approximately 49.2% for the three months ended June 30, 2014 to 54.7% for the three months ended June 30, 2015.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
	($ in thousands)
Revenues
Fees and Other	$547,219	$552,296	(5,077)

Expenses
Compensation and Benefits	776,690	689,768	86,922
Occupancy and Related Charges	31,904	31,467	437
General, Administrative and Other	260,616	337,261	(76,645)
Total Expenses	1,069,210	1,058,496	10,714

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	5,030,429	3,944,030	1,086,399
Dividend Income	439,371	369,606	69,765
Interest Income	599,143	377,832	221,311
Interest Expense	(251,390)	(100,728)	(150,662)
Total Investment Income (Loss)	5,817,553	4,590,740	1,226,813

Income (Loss) Before Taxes	5,295,562	4,084,540	1,211,022

Income Taxes	46,685	27,878	18,807

Net Income (Loss)	5,248,877	4,056,662	1,192,215
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,042	3,828	(2,786)
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	4,601,022	3,664,578	936,444

Net Income (Loss) Attributable to KKR & Co. L.P.	$646,813	$388,256	258,557

Fees and Other

The net decrease was due to (i) a decrease in transaction fees of $46.3 million, (ii) a decrease in incentive fees of $17.1 million, (iii) a decrease in revenues earned by consolidated oil and gas producing entities of $13.3 million and (iv) a decrease in management fees of $9.1 million. These decreases were partially offset by an increase in monitoring fees. The decrease in transaction fees was primarily attributable to (i) a decrease in transaction fees in our capital markets business due to a decrease in third party fees as well as the size of capital markets transactions when compared to the prior period and (ii) a decrease in the size of fee generating investments completed during the six months ended June 30, 2015 in our Private Markets business. During the six months ended June 30, 2015 our Private Markets segment had 19 transaction-fee generating investments with a total combined transaction value of approximately $8.2 billion compared to 16 transaction-fee generating investments with a total combined transaction value of approximately $10.5 billion during the six months ended June 30, 2014. Transaction fees in our Private Markets segment vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in management fees is due primarily to a decrease in the management fees received from KFN as a result of our acquisition of it on April 30, 2014, as management fees from KFN are now eliminated in consolidation, and to a lesser extent a decrease in management fees from our European credit business primarily reflecting the impact of foreign exchange. The decrease in revenue earned by consolidated oil and gas producing entities was primarily the result of a decrease in oil prices for the six months ended June 30, 2015 as compared to the prior period, and to a lesser extent, reduced production volumes that resulted from assets sold in the third and fourth quarters of 2014, partially offset by revenues of oil and gas producing entities of KFN, which was acquired on April 30, 2014. Offsetting these decreases was a net increase in monitoring fees of $86.0 million in our Private Markets segment primarily the result of $114.1 million of fees received in the first six months of 2015 from the termination of monitoring fee arrangements in connection with the exits or partial exits of Alliance Boots GmbH, Big Heart Pet Brands (consumer products sector) and Biomet, Inc. and the IPO of GoDaddy, Inc., compared to $8.7 million of such fees received during the first six months of 2014. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with sale activity in our private equity portfolio. This increase in monitoring fees from termination payments was partially offset by a decrease in recurring monitoring fees as a result of a decrease in the number of portfolio companies paying a monitoring fee and a decrease in the average size of the fee. For the six months ended June 30, 2015, we had 46 portfolio companies that were paying an average monitoring fee of $0.7 million compared with 48 portfolio companies that were paying an average monitoring fee of $1.2 million for the six months ended June 30, 2014.

Expenses

The increase was primarily due to an increase in compensation and benefits of $86.9 million partially offset by a decrease in general administrative and other expense of $76.6 million. The increase in compensation and benefits expense was primarily due to higher carry pool allocations as a result of the recognition of a higher level of carried interest during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease in general administrative and other expense is primarily attributable to (i) amounts accrued for litigation expense in the six months ended June 30, 2014, (ii) a charge incurred in the six months ended June 30, 2014 in connection with the partial settlement of the Prisma contingent consideration payment with a measurement date of June 30, 2014, (iii) a decrease in expenses for unconsummated transactions also known as broken deal expenses in our Private Markets business and (iv) a decrease in expenses of our consolidated oil and gas producing entities that resulted primarily from assets sold in the third and fourth quarters of 2014 and a reduction in depreciation in 2015 as a result of an impairment of the long-lived assets of these entities in the fourth quarter of 2014, which were partially offset by increased depreciation and operating expense for oil and gas producing entities of KFN, which was acquired on April 30, 2014 and assets developed since the second quarter of 2014.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Net Gains (Losses) from Private Equity Investments	$4,727,248	$3,571,086
Other Net Gains (Losses) from Investment Activities	303,181	372,944
Net Gains (Losses) from Investment Activities	$5,030,429	$3,944,030

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

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Realized Gains	$2,995,312	$4,236,440
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(2,444,324)	(4,233,619)
Realized Losses	(18,399)	(695,318)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	7,591	695,318
Unrealized Gains from Changes in Fair Value	5,874,903	4,753,828
Unrealized Losses from Changes in Fair Value	(1,687,835)	(1,185,563)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$4,727,248	$3,571,086

(a)	Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)	Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

A significant driver of net gains (losses) from investment activities for the six months ended June 30, 2015 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $1.4 billion, $1.0 billion and $0.8 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively. Approximately 56% of the net change in value for the six months ended June 30, 2015 was attributable to changes in share prices of various publicly held or publicly indexed investments, the most significant of which were gains on Qingdao Haier, Walgreens Boots Alliance, Inc. (NYSE:WAG), and PRA Health Sciences, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet (NASDAQ: RNET), Engility Holdings, Inc. and Yageo Corporation. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation (financial services sector), Capital Safety Group and Alliant Insurance Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., US Foods and Aceco TI S.A. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

A significant driver of net gains (losses) from investment activities for the six months ended June 30, 2014 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $1.4 billion, $1.0 billion and $0.6 billion in our 2006 Fund, European Fund III and Asian Fund, respectively. Approximately 17.5% of the net change in value for the six months ended June 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on Yageo Corporation, HCA, Inc. (NYSE:HCA) and NXP Semiconductors N.V. (NASDAQ: NXPI). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Far East Horizon Ltd. (HK: 3360), ProSiebenSat.1 Media AG (XETRA: PSM) and Ma Anshan Modern Farming Co. (HK: 1117). Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, Biomet, Inc. and WILD Flavors GmbH. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Samson Resources, Laureate Education, Inc. (education sector) and AVR Bedrijven N.V. The increased valuations of our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of Alliance Boots GmbH, in part due to the increase in the value of a publicly traded stock that was deliverable pursuant to a previously announced transaction and (iii) in the case of Biomet, Inc., an increase that primarily reflected the valuation of an agreement to sell the investment that was executed in April 2014. The decreased valuations of our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

During the six months ended June 30, 2015 we received dividends of $114.9 million from United Envirotech Ltd. (recycling sector), $86.2 million from MMI Holdings Limited, $65.9 million from Aricent Inc. and an aggregate of $172.4 million of dividends from other investments. During the six months ended June 30, 2014, we received dividends of $162.1 million from Capital Safety Group, $76.3 million from Academy Sports and Outdoors (retail sector), $73.6 million from GoDaddy, Inc. (technology sector) and an aggregate of $57.6 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

The increase was primarily due to a net increase in (i) the amount of credit instruments in our consolidated Public Markets investment vehicles, including growth in our CLO platform when compared to the prior period, (ii) the consolidation of CMBS entities beginning in the second quarter of 2015, and (iii) the acquisition of KFN on April 30, 2014 which did not contribute to our interest income for the first four months of 2014.

Interest Expense

The increase was primarily due to (i) increased interest expense in connection with the growth of our CLO platforms, the majority of which are consolidated, (ii) interest expense on our 2044 Senior Notes issued on May 29, 2014 and an additional issuance of such notes on March 18, 2015, (iii) increased interest expense related to financing facilities entered into by our consolidated investment funds for purposes of financing their operating and investing activities, (iv) the consolidation of CMBS entities beginning in the second quarter of 2015 and (v) the acquisition of KFN on April 30, 2014 which did not contribute to our interest expense for the first four months of 2014.

Income (Loss) Before Taxes

The increase was due to the increase in investment income as described above.

Income Taxes

The increase was primarily due to an increase in the amount of income in the KKR Group Partnerships that is subject to corporate taxes, as well as an increase in KKR & Co. L.P.'s weighted average ownership percentage in the KKR Group Partnerships from approximately 46.0% for the six months ended June 30, 2014 to approximately 54.2% for the six months ended June 30, 2015. The increase in ownership is primarily the result of the issuance of KKR & Co. L.P. common units in connection with our acquisition of KFN. This increase in ownership subjects a greater level of income to corporate taxes.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

The decrease was primarily driven by decreased investment income for funds and vehicles where noncontrolling interests are redeemable and to a lesser extent the termination of our KKR Equity Strategies fund.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

The increase was primarily driven by the overall changes in the components of net gains (losses) from investment activities as described above. Partially offsetting these increases was a decrease in KKR Holdings' weighted average ownership percentage in the KKR Group Partnerships, primarily as a result of the acquisition of KFN, from approximately 54.0% for the six months ended June 30, 2014 to 45.8% for the six months ended June 30, 2015.

Net Income (Loss) Attributable to KKR & Co. L.P.

The increase was primarily attributable to an increase in investment income and an increase in KKR & Co. L.P.’s weighted average ownership percentage in the KKR Group Partnerships from approximately 46.0% for the six months ended June 30, 2014 to 54.2% for the six months ended June 30, 2015 primarily as a result of the acquisition of KFN.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three and six months ended June 30, 2015 and 2014. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and six months ended June 30, 2015 and 2014.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$115,346	$111,542	$3,804
Monitoring Fees	47,713	29,610	18,103
Transaction Fees	40,321	45,340	(5,019)
Fee Credits	(53,286)	(43,478)	(9,808)
Total Management, Monitoring and Transaction Fees, Net	150,094	143,014	7,080

Performance Income
Realized Carried Interest	243,274	555,488	(312,214)
Incentive Fees	—	—	—
Unrealized Carried Interest	312,379	(163,564)	475,943
Total Performance Income	555,653	391,924	163,729

Investment Income (Loss)
Net Realized Gains (Losses)	145,817	207,892	(62,075)
Net Unrealized Gains (Losses)	145,094	(122,729)	267,823
Total Realized and Unrealized	290,911	85,163	205,748
Net Interest and Dividends	8,234	22,760	(14,526)
Total Investment Income (Loss)	299,145	107,923	191,222

Total Segment Revenues	1,004,892	642,861	362,031

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	65,939	56,522	9,417
Realized Allocation to Carry Pool	97,310	222,195	(124,885)
Unrealized Allocation to Carry Pool	125,371	(63,730)	189,101
Total Compensation and Benefits	288,620	214,987	73,633
Occupancy and related charges	11,832	11,764	68
Other operating expenses	38,125	39,589	(1,464)
Total Segment Expenses	338,577	266,340	72,237

Income (Loss) attributable to noncontrolling interests	143	335	(192)

Economic Net Income (Loss)	$666,172	$376,186	$289,986

Assets Under Management	$63,129,200	$59,417,000	$3,712,200
Fee Paying Assets Under Management	$46,758,800	$46,167,300	$591,500
Equity Invested	$1,258,200	$1,454,400	$(196,200)
Uncalled Commitments	$21,078,400	$17,109,800	$3,968,600

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in monitoring fees of $18.1 million and an increase in management fees of $3.8 million, partially offset by a decrease in transaction fees of $5.0 million and an increase in fee credits $9.8 million. The increase in monitoring fees was primarily the result of $32.4 million of fees received in the second quarter of 2015 from the termination of monitoring fee arrangements in connection with the exit of Biomet, Inc. and the initial public offering (IPO) of GoDaddy, Inc. compared to no such fees received during the second quarter of 2014. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with sale or IPO activity in our private equity portfolio. This increase in monitoring fees from termination payments was partially offset by a decrease in recurring monitoring fees of $14.3 million. The decrease in recurring monitoring fees was primarily the result of a decrease in the number of portfolio companies paying a monitoring fee and a decrease in the average size of the fee. For the three months ended June 30, 2015, we had 41 portfolio companies that were paying an average monitoring fee of $0.4 million compared with 48 portfolio companies that were paying an average monitoring fee of $0.6 million for the three months ended June 30, 2014.
The increase in management fees was primarily due to an increase in capital raised in Global Infrastructure Investors II and European Fund IV partially offset by a decrease in management fees attributable to lower invested capital in our European Fund II and European Fund III as a result of realizations. The decrease in transaction fees was primarily attributable to a decrease in the average fee earned on investments completed during the three months ended June 30, 2015. During the three months ended June 30, 2015, there were 7 transaction fee-generating investments with a total combined transaction value of approximately $3.8 billion compared to 8 transaction fee-generating investments with a total combined transaction value of approximately $2.0 billion during the three months ended June 30, 2014. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The increase in fee credits is due primarily to a higher level of monitoring fees partially offset by lower transaction fees. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

The net increase is attributable to higher net carried interest resulting from more private equity funds earning carried interest and higher net overall appreciation in our private equity portfolio.
Realized carried interest for the three months ended June 30, 2015 consisted primarily of realized gains from the partial sales of Biomet, Inc., United Envirotech Ltd. and Pets at Home Group Plc.

Realized carried interest for the three months ended June 30, 2014 consisted primarily of realized gains from the sales of Oriental Brewery (consumer products sector) and Avincis Group (transportation sector) and the partial sale of HCA.

The following table presents net unrealized carried interest by investment vehicle for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	($ in thousands)
North America Fund XI	$116,017	$52,502
Asian Fund II	103,738	—
2006 Fund	63,125	39,639
Co-Investment Vehicles and Other	42,013	52,685
European Fund III	28,626	20,447
China Growth Fund	22,086	(720)
European Fund IV	7,585	—
Real Estate Partners Americas	6,045	(11,597)
European Fund II	4,159	(120)
Global Infrastructure Investors	3,418	—
Millennium Fund	2,637	(42,022)
European Fund	705	(1,723)
E2 Investors	(9,127)	2,297
Asian Fund	(78,046)	(275,113)
Management Fee Refunds	(602)	161

Total (a)	$312,379	$(163,564)

(a)	The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the three months ended June 30, 2015, the net unrealized carried interest income of $312.4 million included $457.6 million representing net increases in the value of various portfolio companies, which were partially offset by unrealized losses of $145.2 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the three months ended June 30, 2015, the value of our private equity investment portfolio increased 7.4%.  Increased share prices of various publicly held or publicly indexed investments comprised approximately 45% of the net increase in value for the three months ended June 30, 2015, the most significant of which were gains on PRA Health Sciences, Inc., GoDaddy, Inc. and Qingdao Haier. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Engility Holdings, Inc. and J.M. Smucker Company. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Capital Safety Group, Alliant Insurance Services, and Arbor Pharmaceuticals, Inc. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to US Foods, BIS Industries Ltd. and Aceco TI S.A. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

The reversals of previously recognized net unrealized gains for the three months ended June 30, 2015 resulted primarily from the partial sales of Biomet, Inc., United Envirotech Ltd. and Pets at Home Group Plc.

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

Investment Income

The net increase is primarily due to an increase in total realized and unrealized gains of $205.7 million partially offset by a decrease in net interest and dividends of $14.5 million.
For the three months ended June 30, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments, including the partial sales of Biomet, Inc. and The Nielsen Company B.V. and the sale of Kion Group AG. Net unrealized gains were primarily attributable to increases in value of various private equity investments including First Data Corporation and HCA, Inc. In addition, our investment in WMI Holdings Corp. (financial services sector) also contributed to net unrealized gains. Partially offsetting these increases were unrealized losses primarily related to the reversal of gains on sales of investments noted in the realized gains commentary above.

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

For the three months ended June 30, 2015, net interest and dividends were comprised of (i) $10.9 million of interest income which consists primarily of interest that is received from our cash balances and other assets, (ii) $27.5 million of dividend income from distributions received through investments in our investment funds and other assets and (iii) $30.2 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN, a portion of which are allocable to the Private Markets segment. For the three months ended June 30 2014, net interest and dividends were comprised of (i) $15.9 million of interest income primarily from interest that is received from our cash balances and other assets, (ii) $23.8 million of dividend income from distributions received through our investment funds and other assets and (iii) $16.9 million of interest expense primarily relating to senior notes outstanding for KKR and KFN. The decrease in net interest and dividends from the prior period is primarily due to higher allocations of interest expense to the Private Markets segment as a result of our 2044 Senior Notes issued on May 29, 2014, and an additional issuance of such notes on March 18, 2015 as well as interest expense relating to debt obligations at KFN, which was acquired on April 30, 2014, but was not contributing to our interest expense for the month of April in the second quarter of 2014.

Segment Expenses

Compensation and Benefits

The net increase was due primarily to higher allocations to carry pool driven by the higher levels of net carried interest as discussed in "Performance Income" above. The net increase was also due to higher cash compensation and benefits primarily reflecting increased headcount.

Occupancy and Other Operating Expenses

The net decrease was primarily driven by a decrease in expenses for unconsummated transactions, also known as broken deal expenses.

Economic Net Income (Loss)

The increase was primarily due to an increase in investment and performance income, partially offset by increases in segment expenses as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from March 31, 2015 to June 30, 2015:

($ in thousands)
March 31, 2015	$62,139,400
New Capital Raised	1,142,700
Distributions	(3,447,000)
Change in Value	3,294,100
June 30, 2015	$63,129,200

AUM for the Private Markets segment was $63.1 billion at June 30, 2015, an increase of $1.0 billion, compared to $62.1 billion at March 31, 2015. The increase was primarily attributable to appreciation in the fair value of our private equity portfolio as well as new capital raised primarily in Global Infrastructure Investors II and European Fund IV. These increases were offset by distributions to private equity fund investors of $3.4 billion comprised of $1.8 billion of realized gains and $1.6 billion of return of original cost.

The appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $0.7 billion, $0.6 billion and $0.5 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively.  Approximately 45% of the net change in value for the three months ended June 30, 2015 was attributable to changes in share prices of various publicly held or publicly indexed investments, the most significant of which were gains on PRA Health Sciences, Inc., GoDaddy, Inc. and Qingdao Haier. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Engility Holdings, Inc. and J.M. Smucker Company. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Capital Safety Group, Alliant Insurance Services, and Arbor Pharmaceuticals, Inc. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to US Foods, BIS Industries Ltd. and Aceco TI S.A. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

As of June 30, 2015, our AUM did not include approximately $5.2 billion in commitments in connection with private equity, infrastructure, energy and co-investment vehicles for which we are entitled to management fees or carried interest upon the satisfaction of certain conditions, which had not been met as of June 30, 2015. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from March 31, 2015 to June 30, 2015:

($ in thousands)
March 31, 2015	$47,161,900
New Capital Raised	1,123,600
Distributions	(1,723,600)
Change in Value	196,900
June 30, 2015	$46,758,800

FPAUM in our Private Markets segment was $46.8 billion at June 30, 2015, a decrease of $0.4 billion, compared to $47.2 billion at March 31, 2015. The decrease was primarily attributable to distributions to private equity fund investors partially offset by new capital raised of $1.1 billion primarily in our Global Infrastructure Investors II and European Fund IV.

As of June 30, 2015, our FPAUM did not include approximately $4.9 billion in commitments in connection with private equity, infrastructure, energy and co-investment vehicles for which we are entitled to management fees upon the satisfaction of certain conditions, which had not been met as of June 30, 2015. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our management fees.  Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM.

Equity Invested

The decrease was due to a decrease in the amount of equity invested in our private equity platform and to a lesser extent our real assets platforms (real estate, energy and infrastructure). For the three months ended June 30, 2015 and 2014, equity invested in our private equity platform was $1.1 billion and $1.2 billion, respectively, and equity invested in our real assets platforms was $115.0 million $143.4 million, respectively. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested, relative to transactions in our real asset businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters.

Uncalled Commitments

As of June 30, 2015, our Private Markets Segment had $21.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$224,622	$234,581	$(9,959)
Monitoring Fees	145,551	65,973	79,578
Transaction Fees	86,920	138,360	(51,440)
Fee Credits	(123,192)	(123,816)	624
Total Management, Monitoring and Transaction Fees, Net	333,901	315,098	18,803

Performance Income
Realized Carried Interest	545,699	724,288	(178,589)
Incentive Fees	—	—	—
Unrealized Carried Interest	439,316	(17,788)	457,104
Total Performance Income	985,015	706,500	278,515

Investment Income (Loss)
Net Realized Gains (Losses)	329,081	384,090	(55,009)
Net Unrealized Gains (Losses)	224,457	(52,056)	276,513
Total Realized and Unrealized	553,538	332,034	221,504
Net Interest and Dividends	403	19,952	(19,549)
Total Investment Income (Loss)	553,941	351,986	201,955

Total Segment Revenues	1,872,857	1,373,584	499,273

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	139,906	123,420	16,486
Realized Allocation to Carry Pool	218,280	289,715	(71,435)
Unrealized Allocation to Carry Pool	176,064	(4,987)	181,051
Total Compensation and Benefits	534,250	408,148	126,102
Occupancy and related charges	22,848	23,324	(476)
Other operating expenses	80,241	79,648	593
Total Segment Expenses	637,339	511,120	126,219

Income (Loss) attributable to noncontrolling interests	862	850	12

Economic Net Income (Loss)	$1,234,656	$861,614	$373,042

Assets Under Management	$63,129,200	$59,417,000	$3,712,200
Fee Paying Assets Under Management	$46,758,800	$46,167,300	$591,500
Equity Invested	$3,305,600	$4,006,200	$(700,600)
Uncalled Commitments	$21,078,400	$17,109,800	$3,968,600

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in monitoring fees of $79.6 million partially offset by a decrease in transaction fees of $51.4 million, and a decrease in management fees of $10.0 million. The increase in monitoring fees was primarily the result of $114.1 million of fees received in the first six months of 2015 from the termination of monitoring fee arrangements in connection with the exits or partial exits of Alliance Boots GmbH, Big Heart Pet Brands, and Biomet, Inc. and the IPO of GoDaddy, Inc. compared to approximately $8.7 million of such fees received during the first six months of 2014. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with sale or IPO activity in our private equity portfolio. This increase in monitoring fees from termination payments was partially offset by a decrease in recurring monitoring fees of $25.8 million. The decrease in recurring monitoring fees was primarily the result of a decrease in the number of portfolio companies paying a monitoring fee and a decrease in the average size of the fee. For the six months ended June 30, 2015, we had 46 portfolio companies that were paying an average monitoring fee of $0.7 million compared with 48 portfolio companies that were paying an average monitoring fee of $1.2 million for the six months ended June 30, 2014. The decrease in transaction fees was primarily attributable to a decrease in the size of fee generating investments completed during the six months ended June 30, 2015. During the six months ended June 30, 2015, there were 19 transaction fee-generating investments with a total combined transaction value of approximately $8.2 billion compared to 16 transaction fee-generating investments with a total combined transaction value of approximately $10.5 billion during the six months ended June 30, 2014.  Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in management fees is primarily attributable to (i) the European Fund III entering into its post-investment period on March 31, 2014, which reduced the fund's fee rate by approximately half and changed the fund's management fee base from committed capital to invested capital and (ii) to a lesser extent lower invested capital in our European Fund II and 2006 Fund as a result of realizations. Partially offsetting these decreases are increases due to new capital raised in Global Infrastructure Investors II, European Fund IV and the Energy Income and Growth Fund. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

The net increase is primarily attributable to higher net carried interest resulting from more private equity funds earning carried interest and higher net overall appreciation in our private equity portfolio.
Realized carried interest for the six months ended June 30, 2015 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Biomet, Inc., and Big Heart Pet Brands.

Realized carried interest for the six months ended June 30, 2014 consisted primarily of realized gains from the sale of Oriental Brewery, the partial sale of HCA, Inc. and the sale of Avincis Group.

The following table presents net unrealized carried interest by investment vehicle for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
North America Fund XI	181,570	70,273
Asian Fund II	156,528	—
European Fund III	59,443	104,976
2006 Fund	57,190	100,346
Co-Investment Vehicles and Other	43,031	48,065
China Growth Fund	37,519	(2,204)
Millennium Fund	8,158	(89,054)
Real Estate Partners Americas	7,847	(4,367)
European Fund IV	7,585	—
Global Infrastructure Investors	3,418	—
European Fund	557	(847)
E2 Investors	(8,202)	3,715
European Fund II	(24,541)	(31,109)
Asian Fund	(91,641)	(214,424)
Management Fee Refunds	854	(3,158)

Total (a)	$439,316	$(17,788)

(a)	The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the six months ended June 30, 2015, the net unrealized carried interest income of $439.3 million included $830.1 million representing net increases in the value of various portfolio companies, which were partially offset by unrealized losses of $390.8 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the six months ended June 30, 2015, the value of our private equity investment portfolio increased 11.8%.  Increased share prices of various publicly held or publicly indexed investments comprised approximately 56% of the net increase in value for the six months ended June 30, 2015, the most significant of which were gains on Qingdao Haier, Walgreens Boots Alliance, Inc., and PRA Health Sciences, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet, Engility Holdings Inc. and Yageo Corporation. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation, Capital Safety Group and Alliant Insurance Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., US Foods and Aceco TI S.A. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments, in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

The reversals of previously recognized net unrealized gains for the six months ended June 30, 2015 resulted primarily from the sales or partial sales of Walgreens Boots Alliance, Inc., Biomet, Inc. and Big Heart Pet Brands.

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

Investment Income

The net increase is primarily due to an increase in total realized and unrealized gains of $221.5 million partially offset by a decrease in net interest and dividends of $19.5 million.
For the six months ended June 30, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc., Biomet, Inc., and Kion Group AG. Net unrealized gains were primarily attributable to increases in value of various private equity investments including First Data Corporation and Walgreens Boots Alliance, Inc. In addition our investment in WMI Holdings Corp. also contributed to net unrealized gains. Partially offsetting these increases were unrealized losses primarily related to the reversal of gains on sales of investments noted in the realized gains commentary above.

For the six months ended June 30, 2014, net realized gains were comprised primarily of realized gains from the sale or partial sale of private equity investments, the most significant of which were HCA, Inc., NXP Semiconductors N.V. and ProSiebenSat.1 Media AG, which aggregated $256.7 million. These realized gains were partially offset by realized losses primarily from the write-off of A.T.U Auto-Teile-Unger (retail sector). Realized losses that were already written down as of

October 1, 2009 (the date of the KPE Transaction) that have been excluded from net realized gains (losses) above amounted to approximately $56 million for the six months ended June 30, 2014 and related to the write-off of A.T.U Auto-Teile-Unger. The net unrealized losses are related primarily to the reversals of previously recognized unrealized gains on sales or partial sales of private equity investments, most notably the sales of HCA, Inc. and NXP Semiconductors N.V. and to a lesser extent, a decrease in value on Samson Resources, partially offset by unrealized gains related primarily to increases in the value of various investments, most notably Alliance Boots GmbH and Biomet, Inc.  In addition, our investment in WMI Holdings Corp. also contributed to net unrealized gains. For further discussion of private equity valuation changes, see discussion of performance income above.

For the six months ended June 30, 2015, net interest and dividends were comprised of (i) $22.6 million of interest income which consists primarily of interest that is received from our cash balances and other assets, (ii) $32.5 million of dividend income from distributions received through our investment funds and other assets and (iii) $54.7 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN, a portion of which are allocable to the Private Markets segment. For the six months ended June 30 2014, net interest and dividends were comprised of (i) $22.0 million of interest income primarily from interest that is received from our cash balances and other assets, (ii) $28.1 million of dividend income from distributions received through our investment funds and other assets and (iii) $30.1 million of interest expense primarily relating to senior notes outstanding for KKR and KFN. The decrease in net interest and dividends from the prior period is primarily due to higher allocations of interest expense to the Private Markets segment as a result of our 2044 Senior Notes issued on May 29, 2014, and an additional issuance of such notes on March 18, 2015, as well as interest expense relating to debt obligations at KFN which was acquired on April 30, 2014, but was not contributing to our interest expense for the first four months of 2014.

Segment Expenses

Compensation and Benefits

The net increase was due primarily to higher allocations to carry pool driven by the higher levels of net carried interest as discussed in "Performance Income" above. The net increase was also due to higher cash compensation and benefits primarily reflecting increased headcount.

Occupancy and Other Operating Expenses

The net increase was primarily driven by an increase in professional fee expense reflecting the overall growth of this segment, partially offset by a decrease in expenses for unconsummated transactions, also known as broken deal expenses.

Economic Net Income (Loss)

The increase was primarily due to an increase in performance income, partially offset by increases in segment expenses as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2014 to June 30, 2015:

($ in thousands)
December 31, 2014	$61,505,800
New Capital Raised	2,733,800
Distributions	(6,414,000)
Change in Value	5,303,600
June 30, 2015	$63,129,200

AUM for the Private Markets segment was $63.1 billion at June 30, 2015, an increase of $1.6 billion, compared to $61.5 billion at December 31, 2014. The increase was primarily attributable to appreciation in the fair value of our private equity portfolio as well as new capital raised primarily in European Fund IV and Global Infrastructure Investors II. These increases were offset by distributions to private equity fund investors of $6.4 billion comprised of $3.9 billion of realized gains and $2.5 billion of return of original cost.

The appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $1.4 billion, $1.0 billion and $0.8 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively.  Approximately 56% of the net change in value for the six months ended June 30, 2015 was attributable to changes in share prices of various publicly held or publicly indexed investments, the most significant of which were gains on Qingdao Haier, Walgreens Boots Alliance, Inc. and PRA Health Sciences, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet, Engility Holdings, Inc. and Yageo Corporation. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation, Capital Safety Group and Alliant Insurance Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., US Foods and Aceco TI S.A. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments, in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

As of June 30, 2015, our AUM did not include approximately $5.2 billion in commitments in connection with private equity, infrastructure, energy and co-investment vehicles for which we are entitled to management fees or carried interest upon the satisfaction of certain conditions, which had not been met as of June 30, 2015. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2014 to June 30, 2015:

($ in thousands)
December 31, 2014	$47,262,500
New Capital Raised	2,444,100
Distributions	(2,684,700)
Change in Value	(263,100)
June 30, 2015	$46,758,800

FPAUM in our Private Markets segment was $46.8 billion at June 30, 2015, a decrease of $0.5 billion, compared to $47.3 billion at December 31, 2014. The decrease was primarily attributable to distributions to private equity fund investors. This decrease was partially offset by new capital raised of $2.4 billion primarily in our European Fund IV and Global Infrastructure Investors II.

As of June 30, 2015, our FPAUM did not include approximately $4.9 billion in commitments in connection with private equity, infrastructure, energy and co-investment vehicles for which we are entitled to management fees upon the satisfaction of certain conditions, which had not been met as of June 30, 2015. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our management fees.  Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM.

Equity Invested

The decrease was due to a decrease in the amount of equity invested in our private equity platform, which was partially offset by an increase in equity invested in our real assets platforms (real estate, energy and infrastructure). For the six months ended June 30, 2015 and 2014, equity invested in our private equity platform was $2.5 billion and $3.5 billion, respectively. For the six months ended June 30, 2015 and 2014, equity invested in our real assets platforms was $0.8 billion and $0.5 billion, respectively. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested, relative to transactions in our real asset businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters.

Uncalled Commitments

As of June 30, 2015, our Private Markets Segment had $21.1 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and six months ended June 30, 2015 and 2014.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$66,055	$67,132	(1,077)
Monitoring Fees	—	—	—
Transaction Fees	3,873	7,350	(3,477)
Fee Credits	(3,172)	(6,352)	3,180
Total Management, Monitoring and Transaction Fees, Net	66,756	68,130	(1,374)

Performance Income
Realized Carried Interest	8,953	—	8,953
Incentive Fees	5,893	11,478	(5,585)
Unrealized Carried Interest	27,987	25,738	2,249
Total Performance Income	42,833	37,216	5,617

Investment Income (Loss)
Net Realized Gains (Losses)	31,192	14,284	16,908
Net Unrealized Gains (Losses)	(11,988)	3,751	(15,739)
Total Realized and Unrealized	19,204	18,035	1,169
Net Interest and Dividends	59,390	33,822	25,568
Total Investment Income (Loss)	78,594	51,857	26,737

Total Segment Revenues	188,183	157,203	30,980

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	22,785	26,904	(4,119)
Realized Allocation to Carry Pool	3,581	—	3,581
Unrealized Allocation to Carry Pool	11,195	10,295	900
Total Compensation and Benefits	37,561	37,199	362
Occupancy and related charges	2,977	2,544	433
Other operating expenses	10,617	11,474	(857)
Total Segment Expenses	51,155	51,217	(62)

Income (Loss) attributable to noncontrolling interests	478	385	93

Economic Net Income (Loss)	$136,550	$105,601	30,949

Assets Under Management	$38,440,400	$38,540,900	(100,500)
Fee Paying Assets Under Management	$36,974,000	$33,489,000	3,485,000
Equity Invested	$320,800	$724,400	(403,600)
Uncalled Commitments	$4,827,900	$2,674,400	2,153,500
Gross Dollars Invested	$1,110,100	$768,200	341,900

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in transaction and management fees of $3.5 million and $1.1 million, respectively, partially offset by a decrease in fee credits. The decrease in transaction fees was due primarily to a decrease in the number of fee earning transactions in the current period. The decrease in management fees is due primarily to redemptions in our hedge funds business and a decrease in management fees from our European credit business primarily reflecting the impact of foreign exchange. These management fee decreases were partially offset by new capital raised primarily in our CLOs and Corporate Capital Trust, a BDC sub-advised by KKR.  The decrease in fee credits is due primarily to the decrease in transaction fees as described above.

Performance Income

The net increase was primarily attributable to a higher level of net carried interest partially offset by a decrease in incentive fees. During the three months ended June 30, 2015 we realized $9.0 million of carried interest from three of our alternative credit separately managed accounts and recognized higher net unrealized carried interest due primarily to overall increases in the value of investments in our direct lending, mezzanine and special situations strategies. The decrease in incentive fees is due primarily to lower incentive fees in our hedge fund-of-funds platform driven by lower overall performance.  Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined quarterly or at other points during the year for certain strategies. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result are expected to vary significantly from period to period.

Investment Income

The net increase was primarily due to an increase in net interest and dividends of $25.6 million and an increase in total realized and unrealized gains of $1.2 million. The increase in net interest and dividends is due primarily to more significant levels of interest yielding CLOs and credit investments when compared to the prior period, and to a lesser extent the acquisition of KFN on April 30, 2014 which did not contribute to our investment income for the month of April during the second quarter of 2014. The increase in net realized and unrealized gains is due primarily to the increased value of various investments, in particular relating to our direct lending, mezzanine and special situations strategies which was largely offset by reductions in the value of our investments in CLOs and reductions in value of specialty finance holdings, including those acquired in our acquisition of KFN.

Segment Expenses

Compensation and Benefits

The increase was primarily due to an increase in net allocation to carry pool in connection with higher levels of net carried interest as described above partially offset by a decrease in cash compensation and benefits reflecting the decrease in fees, which generally results in lower compensation expense.

Occupancy and Other Operating Expenses

The decrease was primarily driven by lower professional fees partially offset by higher occupancy costs.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in investment income and performance income as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from March 31, 2015 to June 30, 2015:

($ in thousands)
March 31, 2015	$36,988,600
New Capital Raised	2,201,700
Distributions	(921,600)
Redemptions	(463,700)
Change in Value	635,400
June 30, 2015	$38,440,400

AUM in our Public Markets segment totaled $38.4 billion at June 30, 2015, an increase of $1.4 billion compared to AUM of $37.0 billion at March 31, 2015. The increase for the period was primarily due to $2.2 billion of new capital raised largely from our CLOs and Corporate Capital Trust and $0.6 billion of increases in value, including the favorable impact of foreign exchange. Partially offsetting these increases were redemptions and distributions of $1.4 billion from certain investment vehicles across multiple strategies.

As of June 30, 2015, our AUM did not include approximately $4.6 billion in commitments in connection with various credit and hedge fund strategies, the most significant of which are special situations and direct lending, for which we are entitled to management fees or carried interest upon the satisfaction of certain conditions, which had not been met as of June 30, 2015. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from March 31, 2015 to June 30, 2015:

($ in thousands)
March 31, 2015	$35,722,600
New Capital Raised	2,023,200
Distributions	(730,100)
Redemptions	(463,700)
Change in Value	422,000
June 30, 2015	$36,974,000

FPAUM in our Public Markets segment was $37.0 billion at June 30, 2015, an increase of $1.3 billion compared to FPAUM of $35.7 billion at March 31, 2015. The increase was primarily due to $2.0 billion of new capital raised largely from our CLOs and Corporate Capital Trust and $0.4 billion of increases in value, including the favorable impact of foreign exchange. Partially offsetting these increases were redemptions and distributions of $1.2 billion primarily in our hedge funds platform and CLOs.

As of June 30, 2015, our FPAUM did not include approximately $4.2 billion in commitments in connection with various credit and hedge fund strategies, the most significant of which are special situations and direct lending, for which we are entitled to management fees upon the satisfaction of certain conditions, which had not been met as of June 30, 2015. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our management fees. Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM.

Equity Invested

The decrease is primarily due to a lower level of net capital deployed in our special situations and mezzanine strategies, partially offset by an increase in the level of net capital deployed in our direct lending strategy.

Uncalled Commitments

As of June 30, 2015, our Public Markets segment had $4.8 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

The increase is primarily due to a higher level of investment activity in our direct lending and special situations strategies, partially offset by a decrease in investment activity in our mezzanine strategy.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$130,559	$139,486	(8,927)
Monitoring Fees	—	—	—
Transaction Fees	17,303	13,372	3,931
Fee Credits	(13,760)	(10,682)	(3,078)
Total Management, Monitoring and Transaction Fees, Net	134,102	142,176	(8,074)

Performance Income
Realized Carried Interest	8,953	24,750	(15,797)
Incentive Fees	11,558	28,497	(16,939)
Unrealized Carried Interest	40,334	25,609	14,725
Total Performance Income	60,845	78,856	(18,011)

Investment Income (Loss)
Net Realized Gains (Losses)	31,876	19,763	12,113
Net Unrealized Gains (Losses)	(99,865)	18,565	(118,430)
Total Realized and Unrealized	(67,989)	38,328	(106,317)
Net Interest and Dividends	111,262	43,399	67,863
Total Investment Income (Loss)	43,273	81,727	(38,454)

Total Segment Revenues	238,220	302,759	(64,539)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	46,790	53,649	(6,859)
Realized Allocation to Carry Pool	3,581	9,900	(6,319)
Unrealized Allocation to Carry Pool	16,133	10,242	5,891
Total Compensation and Benefits	66,504	73,791	(7,287)
Occupancy and related charges	6,099	4,716	1,383
Other operating expenses	25,571	19,981	5,590
Total Segment Expenses	98,174	98,488	(314)

Income (Loss) attributable to noncontrolling interests	653	907	(254)

Economic Net Income (Loss)	$139,393	$203,364	(63,971)

Assets Under Management	$38,440,400	$38,540,900	(100,500)
Fee Paying Assets Under Management	$36,974,000	$33,489,000	3,485,000
Equity Invested	$970,100	$1,458,500	(488,400)
Uncalled Commitments	$4,827,900	$2,674,400	2,153,500
Gross Dollars Invested	$2,320,900	$1,757,900	563,000

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was due primarily to a decrease in management fees of $8.9 million. The decrease in management fees is due primarily to (i) a decrease in management fees received from KFN as a result of our acquisition of it on April 30, 2014, as management fees from KFN after that date were eliminated from segment results, (ii) redemptions in our hedge funds business and (iii) a decrease in management fees from our European credit business primarily reflecting the impact of foreign exchange. These decreases were partially offset by new capital raised primarily in Corporate Capital Trust. The decrease in management fees was partially offset by an increase in transaction fees of $3.9 million which was largely offset by an increase in fee credits.

Performance Income

The net decrease was primarily attributable to lower incentive fees. The decrease in incentive fees is due primarily to a decrease in incentive fees received from KFN as a result of our acquisition of it on April 30, 2014, as incentive fees from KFN after that date were eliminated from segment results, as well as lower incentive fees in our hedge fund-of-funds platform driven by lower overall performance. These decreases were partially offset by an increase in incentive fees earned from Corporate Capital Trust, resulting from favorable performance. Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may also be determined quarterly or at other points during the year. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result are expected to vary significantly from period to period.

Investment Income

The net decrease was primarily due to a decrease in total realized and unrealized gains of $106.3 million, partially offset by an increase in net interest and dividends of $67.9 million. The decrease in total realized and unrealized gains was due primarily to unrealized losses reflecting (i) overall reductions in the value of our investments in CLOs, (ii) reductions in value of specialty finance holdings, including those acquired in our acquisition of KFN and (iii) reductions in certain credit and other Public Markets related investments. The increase in interest and dividends is due primarily to more significant levels of interest yielding CLOs and credit investments as a result of our acquisition of KFN on April 30, 2014 which did not contribute to our investment income for the first four months of 2014.

Segment Expenses

Compensation and Benefits

The decrease was primarily due to a decrease in cash compensation and benefits reflecting the decrease in fees, which generally results in lower compensation expense.

Occupancy and Other Operating Expenses

The increase was primarily driven by an increase in professional fees and higher occupancy costs in connection with the growth of this segment.

Economic Net Income (Loss)

The decrease is primarily attributable to the decreases in investment income, performance income and management fees as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2014 to June 30, 2015:

($ in thousands)
December 31, 2014	$37,106,700
New Capital Raised	4,449,600
Distributions	(2,117,000)
Redemptions	(1,116,900)
Net Changes in Fee Base of Certain Funds	(238,600)
Change in Value	356,600
June 30, 2015	$38,440,400

AUM in our Public Markets segment totaled $38.4 billion at June 30, 2015, an increase of $1.3 billion compared to AUM of $37.1 billion at December 31, 2014. The increase for the period was primarily due to new capital raised across multiple strategies primarily in our CLOs, hedge funds business and Corporate Capital Trust. Partially offsetting these increases were redemptions and distributions of $3.2 billion from certain investment vehicles across multiple strategies, as well as a net change in fee base of $0.2 billion reflecting our Mezzanine Fund entering its post-investment period.

As of June 30, 2015, our AUM did not include approximately $4.6 billion in commitments in connection with various credit and hedge fund strategies, the most significant of which are special situations and direct lending, for which we are entitled to management fees or carried interest upon the satisfaction of certain conditions, which had not been met as of June 30, 2015. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2014 to June 30, 2015:

($ in thousands)
December 31, 2014	$35,783,900
New Capital Raised	4,217,000
Distributions	(1,663,300)
Redemptions	(1,116,900)
Net Changes in Fee Base of Certain Funds	(325,200)
Change in Value	78,500
June 30, 2015	$36,974,000

FPAUM in our Public Markets segment was $37.0 billion at June 30, 2015, an increase of $1.2 billion compared to FPAUM of $35.8 billion at December 31, 2014. The increase was primarily due to new capital raised of $4.2 billion primarily in our CLOs, hedge funds platforms and Corporate Capital Trust. Partially offsetting these increases were decreases of $2.8 billion relating to redemptions and distributions from certain investment vehicles across multiple strategies, as well as a net change in fee base of $0.3 billion reflecting our Mezzanine Fund entering its post-investment period.

As of June 30, 2015, our FPAUM did not include approximately $4.2 billion in commitments in connection with various credit and hedge fund strategies, the most significant of which are special situations and direct lending, for which we are entitled to management fees upon the satisfaction of certain conditions, which had not been met as of June 30, 2015. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our management fees. Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM.

Equity Invested

The decrease is primarily due to a lower level of net capital deployed in our special situations, mezzanine, and direct lending strategies.

Uncalled Commitments

As of June 30, 2015, our Public Markets segment had $4.8 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

The increase is primarily due to a higher level of investment activity in our direct lending and special situations strategies, partially offset by a decrease in investment activity in our mezzanine strategy.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the three and six months ended June 30, 2015 and 2014.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	48,757	31,615	17,142
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	48,757	31,615	17,142

Performance Income
Realized Carried Interest	—	—	—
Incentive Fees	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	(749)	(515)	(234)
Net Unrealized Gains (Losses)	(1,122)	(957)	(165)
Total Realized and Unrealized	(1,871)	(1,472)	(399)
Net Interest and Dividends	7,782	3,850	3,932
Total Investment Income (Loss)	5,911	2,378	3,533

Total Segment Revenues	54,668	33,993	20,675

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	10,147	8,018	2,129
Realized Allocation to Carry Pool	—	—	—
Unrealized Allocation to Carry Pool	—	—	—
Total Compensation and Benefits	10,147	8,018	2,129
Occupancy and related charges	666	449	217
Other operating expenses	2,871	3,248	(377)
Total Segment Expenses	13,684	11,715	1,969

Income (Loss) attributable to noncontrolling interests	3,762	2,486	1,276

Economic Net Income (Loss)	$37,222	$19,792	$17,430

Syndicated Capital	$432,100	$166,700	$265,400

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees increased primarily due to an increase in equity placement fees as well as the size of capital markets transactions for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Our capital markets business does not generate management or monitoring fees. Overall, we completed 31 capital markets transactions for the three months ended June 30, 2015 of which 6 represented equity offerings and 25 represented debt offerings, as compared to 34 transactions for the three months ended June 30, 2014 of which 2 represented equity offerings and 32 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets platforms as well as third party companies. For the three months ended June 30, 2015 approximately 29% of our transaction fees were earned from parties other than our portfolio companies, or third party companies, as compared to 64% for the three months ended June 30, 2014. Our transaction fees are comprised of fees from various global regions. For the three months ended June 30, 2015 approximately 32% of our transaction fees were sourced internationally as compared to approximately 46% for the three months ended June 30, 2014. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

The increase was primarily due to an increase in cash compensation and benefits related to higher transaction fees which generally results in higher compensation expense.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in transaction fees, partially offset by the increase in cash compensation and benefits as described above.

Syndicated Capital

The increase is primarily due to an increase in the size and number of syndication transactions in the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Overall, we completed 4 syndication transactions for the three months ended June 30, 2015 as compared to 3 syndication transactions for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	92,014	96,089	(4,075)
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	92,014	96,089	(4,075)

Performance Income
Realized Carried Interest	—	—	—
Incentive Fees	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	(4,030)	(464)	(3,566)
Net Unrealized Gains (Losses)	(3,329)	(685)	(2,644)
Total Realized and Unrealized	(7,359)	(1,149)	(6,210)
Net Interest and Dividends	14,416	8,245	6,171
Total Investment Income (Loss)	7,057	7,096	(39)

Total Segment Revenues	99,071	103,185	(4,114)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	19,202	23,290	(4,088)
Realized Allocation to Carry Pool	—	—	—
Unrealized Allocation to Carry Pool	—	—	—
Total Compensation and Benefits	19,202	23,290	(4,088)
Occupancy and related charges	1,324	906	418
Other operating expenses	6,747	7,483	(736)
Total Segment Expenses	27,273	31,679	(4,406)

Income (Loss) attributable to noncontrolling interests	6,490	4,651	1,839

Economic Net Income (Loss)	$65,308	$66,855	$(1,547)

Syndicated Capital	$680,800	$258,100	$422,700

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees decreased due to a decrease in fees from third party companies as well as the size of capital markets transactions for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our capital markets business does not generate management or monitoring fees. Overall, we completed 61 capital markets transactions for the six months ended June 30, 2015 of which 11 represented equity offerings and 50 represented debt offerings, as compared to 77 transactions for the six months ended June 30, 2014 of which 6 represented equity offerings and 71 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets platforms as well as third party companies. For the six months ended June 30, 2015 approximately 29% of our transaction fees were earned from third parties, as compared to 38% for the six months ended June 30, 2014. Our transaction fees are comprised of fees from various global regions. For the six months ended June 30, 2015 approximately 49% of our transaction fees were sourced internationally as compared to approximately 46% for the six months ended June 30, 2014. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

The decrease was primarily due to a decrease in cash compensation and benefits related to lower transaction fees which generally results in lower compensation expense.

Economic Net Income (Loss)

The decrease in economic net income is primarily attributable to the decrease in transaction fees, partially offset by decreases in compensation and benefits expense as described above.

Syndicated Capital

The increase is primarily due to an increase in the size and number of syndication transactions in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. Overall, we completed 9 syndication transactions for the six months ended June 30, 2015 as compared to 5 syndication transactions for the six months ended June 30, 2014.

Segment Balance Sheet

Our segment balance sheet serves as a significant source of capital to further grow and expand our business, increase our participation in our existing businesses and further align our interests with those of our fund investors and other stakeholders. The majority of our balance sheet consists of general partner interests in KKR investment funds, limited partner interests in certain KKR investment funds and co-investments in certain portfolio companies of KKR private equity funds as well as interests in CLOs, corporate loans, debt securities and energy and real estate assets held by KFN. Our balance sheet also holds other assets used in the development of our business, including seed capital for new strategies, such as growth equity investments and real estate credit, and minority stakes in other investment managers.

Investments

Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority investments in subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR's liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR's available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of June 30, 2015, we had cash and short-term investments on a segment basis of approximately $2.0 billion. Excluding approximately $0.2 billion of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of approximately $1.8 billion as of June 30, 2015.

The following tables present our segment balance sheet as of June 30, 2015 and December 31, 2014:

	As of	As of
	June 30, 2015	December 31, 2014
	($ in thousands, except per unit amounts)
Cash and short-term investments	$2,025,779	$1,121,385
Investments	9,743,800	9,807,606
Unrealized carry (a)	1,579,405	1,283,022
Other assets	1,025,889	999,654
Total assets	$14,374,873	$13,211,667

Debt obligations - KKR (ex-KFN)	$2,000,000	$1,527,000
Debt obligations - KFN	657,310	657,310
Preferred shares - KFN	373,750	373,750
Other liabilities	334,426	413,808
Total liabilities	3,365,486	2,971,868

Noncontrolling interests	126,140	121,574

Book value	$10,883,247	$10,118,225

Book value per adjusted unit	$12.77	$12.07
(a) Unrealized Carry
Private Markets	$1,468,815	$1,196,633
Public Markets	110,590	86,389
Total	$1,579,405	$1,283,022

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding - Basic to Adjusted Units and KKR & Co. L.P. Partners’ Capital to Book Value:

As of
June 30, 2015
GAAP Common Units Outstanding - Basic	450,396,361
Adjustments:
Unvested Common Units(a)	29,486,499
Other Exchangeable Securities (b)	4,776,216
GAAP Common Units Outstanding - Diluted	484,659,076
Adjustments:
KKR Holdings Units (c)	367,486,829
Adjusted Units	852,145,905

As of
($ in thousands, except per unit amounts)	June 30, 2015
KKR & Co. L.P. partners’ capital	$5,947,415

Noncontrolling interests held by KKR Holdings L.P.	4,827,384

Equity impact of KKR Management Holdings Corp. and other	108,448

Book value	10,883,247

Adjusted units	852,145,905

Book value per adjusted unit	$12.77

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

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds and CLOs, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our fund investors, unitholders and certain holders of certain exchangeable securities; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of June 30, 2015, we had cash and short-term investments on a segment basis of $2.0 billion.

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

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of June 30, 2015, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

As of June 30, 2015, netting holes in excess of $50 million existed at three of our private equity funds, the most significant of which were our European Fund II and North America Fund XI, which had netting holes of approximately $234 million and $198 million, respectively. In accordance with the criteria set forth above, funds may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future.

Subsequent to June 30, 2015, we have received a dividend from Academy Sports and Outdoors, completed a secondary offering of Nielsen Company B.V. and completed the sale of Capital Safety. Additionally, we have signed an agreement to sell a portion of Alliant Insurance Services, the completion of which is subject to closing conditions and thus there can be no assurance as to whether or when the sale will be completed.

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

•
On October 22, 2014, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnerships., as borrowers, entered into a credit agreement (the "Corporate Credit Agreement") with certain lending institutions and HSBC Bank USA, National Association, as Administrative Agent and simultaneously terminated its existing credit agreement dated February 26, 2008, as amended from time to time, with no amounts outstanding at the time of termination. The Corporate Credit Agreement provides the borrowers with a senior unsecured multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion, as of the closing date, with the option to request an increase in the facility amount of up to an additional $250 million, for an aggregate principal amount of $1.25 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The credit facility is a five-year facility, scheduled to mature on October 22, 2019, with the borrowers' option to extend the maturity date, subject to the consent of the applicable lenders, and the borrowers may prepay, terminate or reduce the commitments under the credit facility at any time without penalty. Interest on borrowings under the credit facility will be based on either London Interbank Offered Rate (LIBOR) or Alternate Base Rate, with the applicable margin per annum in excess of LIBOR or the Alternate Base Rate based on a corporate ratings-based pricing grid ranging from 69 basis points to 120 basis points (for LIBOR borrowings). Borrowings under the credit facility are guaranteed by KKR & Co. L.P. and any other entity (other than the borrowers) that guarantees the 2020 Senior Notes, 2043 Senior Notes or the 2044 Senior Notes. As of June 30, 2015, a letter of credit in the amount of $20.0 million was outstanding under the Corporate Credit Agreement, which was reduced to $15.0 million effective August 1, 2015. No borrowings were made and no borrowings were outstanding under the Corporate Credit Agreement as of and for the three and six months ended June 30, 2015.

•
On February 27, 2008, KKR Capital Markets Holdings L.P. entered into a credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017. In addition to extending the terms, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee. Borrowings under this facility may only be used for our capital markets business, and its only obligors are entities involved in our capital markets business, and its liabilities are non-recourse to other parts of KKR's business. As of June 30, 2015, no amounts were outstanding under the KCM Credit Agreement. For the six months ended June 30, 2015, a total of $97 million was borrowed under the KCM Credit Agreement. No amounts were borrowed during the three months ended June 30, 2015. Repayments under the KCM Credit Agreement were $124 million for the six months ended June 30, 2015, which included $27 million and $97 million in the first and second quarter of 2015, respectively.

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

•
On March 20, 2012, KFN issued $115.0 million par amount of 7.500% Senior Notes ("KFN 2042 Senior Notes"), resulting in net proceeds to KFN of $111.4 million. The notes trade under the ticker symbol "KFI" on the NYSE. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year. The KFN 2042 Senior Notes will mature on March 20, 2042 unless previously redeemed or repurchased in accordance with their terms prior to such date. KFN may redeem the KFN 2042 Senior Notes, in whole or in part, at any time on or after March 20, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. Upon a change of control and reduction in the KFN 2042 Senior Notes' ratings to below investment grade by two nationally recognized statistical ratings organizations, all terms as defined in the applicable indenture, KFN will be required to make an offer to repurchase all outstanding KFN 2042 Senior Notes at a price in cash equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the repurchase date. The KFN 2042 Senior Notes contain certain restrictions on KFN's ability to create liens over its equity interests in its subsidiaries and to merge, consolidate or sell all or substantially all of its assets, subject to qualifications and limitations set forth in the applicable indenture. Otherwise, the Indenture does not contain any provisions that would limit the KFN's ability to incur indebtedness. If an event of default with respect to the KFN 2042 Senior Notes occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the principal of the notes to be due and payable immediately.

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

•
KFN has also established six 30-year trusts from 2006 through 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of trusts and mature between 2036 and 2037. Interest is payable quarterly and are fixed, floating or a combination among the six trusts. As of June 30, 2015, $283.5 million par amount was outstanding with weighted average years to maturity of 21.3 years and a weighted average borrowing rate of 5.41%.

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

Common Units

•
On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, the KKR Financial Holdings LLC 2007 Share Incentive Plan (the "KFN Share Incentive Plan") and the KKR Asset Management LLC 2011 Share Incentive Plan (the "KAM Share Incentive Plan"), and together with the Equity Incentive Plan and the KFN Share Incentive Plan, the "Plans", and (2) the amount of cash delivered in respect of awards granted pursuant to the Plans that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The KFN Share Incentive Plan terminated in May 2015, but continues to govern unexpired awards. No additional equity awards will be issued under the KFN Share Incentive Plan or the KAM Share Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014. As of June 30, 2015, 4,173,039 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of June 30, 2015.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to:

•
continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies;

•
warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, vehicles, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles;

•	service debt obligations, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and amounts recorded for litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy;

•	underwrite commitments within our capital markets business;

•	fund our equity commitment to joint ventures such as Merchant Capital Solutions LLC;

•	make future purchase price payments in connection with our proprietary acquisitions or investments, such as our acquisition of Prisma and minority interest in Nephila; and

•	acquire additional principal assets, including other businesses.

See "—Liquidity—Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis." We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of June 30, 2015:

Uncalled Commitments
Private Markets	($ in thousands)
European Fund IV	$184,700
North America Fund XI	166,900
Energy Income and Growth Fund	157,200
Global Infrastructure Investors II	121,600
Real Estate Partners Americas	100,700
European Fund III	63,500
Asian Fund II	51,800
2006 Fund	22,700
Co-Investment Vehicles	69,700
Other Private Markets Funds	13,500
Total Private Markets Commitments	952,300

Public Markets
Special Situations Fund	19,600
Special Situations Fund II	142,900
Mezzanine Fund	7,000
Lending Partners	12,500
Lending Partners II	33,800
Lending Partners Europe	33,800
Other Alternative Credit Vehicles	65,600
Total Public Markets Commitments	315,200

Total Uncalled Commitments	$1,267,500

As of June 30, 2015, KKR had unfunded commitments consisting of (i) $1,267.5 million, as shown above, to its active private equity and other investment vehicles, (ii) $185.0 million in connection with commitments by KKR's capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions as described below and (iv) other investment commitments of $156.4 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

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

Merchant Capital Solutions

Merchant Capital Solutions LLC (MCS, formerly known as MerchCap Solutions LLC) is a joint venture partnership with Stone Point Capital. A third joint venture partner has withdrawn. MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain balance sheet investments to support client needs. As of June 30, 2015 each of KKR and Stone Point have committed $150 million of equity to MCS to support its business for total equity commitments of $300 million. KKR's remaining unfunded commitment is approximately $128.6 million as of June 30, 2015. KKR expects that certain capital markets activities for third parties (other than KKR and its portfolio companies) will be principally conducted by MCS.

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

For the three and six months ended June 30, 2015, no cash payments have been made under the tax receivable agreement. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of June 30, 2015, $2.3 million of cumulative income tax savings have been realized. See "—Liquidity-Other Liquidity Needs— Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

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

The following table presents our distribution calculation for the three and six months ended June 30, 2015 and 2014 as described above.

	Three Months Ended		Six Months Ended
($ in thousands except per unit data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total Distributable Earnings	$491,407	$700,973	$1,007,938	$1,147,781

Less: estimated current corporate income taxes	(26,155)	(19,025)	(55,010)	(52,470)

Distributable Earnings, net of taxes	465,252	681,948	952,928	1,095,311

Less: Undistributed net realized investment income - KKR (ex-KFN)	(117,245)	(147,427)	(232,131)	(263,162)

Distributed Earnings	$348,007	$534,521	$720,797	$832,149

Distributable Earnings, net of taxes per KKR & Co. L.P. common unit	$0.57	$0.85	$1.17	$1.44

Distribution per KKR & Co. L.P. common unit	$0.42	$0.67	$0.88	$1.10

Components of Distribution per KKR & Co. L.P. Common Unit

After-tax FRE	$0.07	$0.09	$0.17	$0.24
Realized Cash Carry	$0.18	$0.41	$0.40	$0.58
Distributed Net Realized Investment Income - KKR (ex-KFN)	$0.10	$0.12	$0.19	$0.23
Distributed Net Realized Investment Income - KFN	$0.07	$0.05	$0.12	$0.05

Fee and yield earnings distribution per KKR & Co. L.P. common unit	$0.15	$0.15	$0.30	$0.31

Adjusted Units Eligible For Distribution	820,963,434	803,719,050

Payout Ratio	74.8%	78.4%	75.6%	76.0%

The following table provides a reconciliation of KKR’s Adjusted Units to Adjusted Units Eligible for Distribution:

As of
June 30, 2015
Adjusted Units	852,145,905
Adjustments:
Unvested Common Units	(29,486,499)
Unvested Other Exchangeable Securities	(1,695,972)
Adjusted Units Eligible For Distribution	820,963,434

Total Distributable Earnings

Total distributable earnings is the sum of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of its carry pool, (iii) net realized investment income—KKR (ex-KFN) and (iv) net realized investment income—KFN; less (i) applicable local income taxes, if any, and (ii) noncontrolling interests. We believe this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and amounts available for distribution to KKR unitholders. However, total distributable earnings is not a measure that calculates actual distributions under KKR's current distribution policy. See our distribution table above for the actual cash distribution declared for the three and six months ended June 30, 2015 and 2014.

Total distributable earnings were $491.4 million for the three months ended June 30, 2015, a decrease of $209.6 million, compared to $701.0 million for the three months ended June 30, 2014. The decrease was primarily attributable to a decrease in realized cash carry net of realized cash carry allocated to carry pool of $181.9 million, and a decrease in net realized investment income-KKR (ex-KFN) of $50.3 million. This decrease was partially offset by an increase in net realized investment income - KFN of $19.9 million and an increase in fees of $17.3 million.

Distribution per KKR & Co. L.P. common unit was $0.42 for the three months ended June 30, 2015, a decrease of $0.25 per common unit, compared to $0.67 per common unit for the three months ended June 30, 2014. The decrease was primarily attributable to a decrease in realized cash carry per common unit of $0.23, a decrease in distributed net realized investment income-KKR (ex-KFN) per common unit of $0.02 and a decrease in after-tax FRE of $0.02 per unit. These decreases were partially offset by an increase in distributed net realized investment income-KFN of $0.02 per unit.

Total distributable earnings were $1,007.9 million for the six months ended June 30, 2015, a decrease of $139.9 million, compared to $1,147.8 million for the six months ended June 30, 2014. The decrease was primarily attributable to a decrease in realized cash carry net of realized cash carry allocated to carry pool of $116.6 million and a decrease in net realized investment income of KKR (ex-KFN) of $51.7 million. These decreases were partially offset by an increase in net realized investment income - KFN of $59.7 million.

Distribution per KKR & Co. L.P. common unit was $0.88 for the six months ended June 30, 2015, a decrease of $0.22 per common unit, compared to $1.10 per common unit for the six months ended June 30, 2014. The decrease was primarily attributable to a decrease in realized cash carry per common unit of $0.18, a decrease in after-tax FRE of $0.07 per unit, and a decrease in distributed net realized investment income-KKR (ex-KFN) per common unit of $0.04. These decreases were partially offset by an increase in distributed net realized investment income-KFN of $0.07 per unit.

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

Net Realized Investment Income — KKR (ex - KFN)

Net realized investment income—KKR (ex-KFN) refers to net cash income from (i) realized investment gains and losses excluding certain realized investment losses to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009, (ii) dividend income, and (iii) interest income net of interest expense in each case generated by KKR (excluding KFN). This term describes a portion of KKR's quarterly distribution and excludes net realized investment income of KFN. Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized investment income as described above in (i) above amounted to approximately $56 million and $205 million for the three and six months ended June 30, 2014, respectively.

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in thousands)		($ in thousands)
Net income (loss) attributable to KKR & Co. L.P.	$376,306	$178,215	646,813	388,256
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	325,703	186,776	564,711	487,590
Plus: Non-cash equity based charges	69,478	92,957	146,028	170,485
Plus: Amortization of intangibles and other, net	37,910	37,455	35,120	57,624
Plus: Income taxes	30,547	6,176	46,685	27,878
Economic net income (loss)	839,944	501,579	1,439,357	1,131,833
Plus: Income attributable to segment noncontrolling interests	4,383	3,206	8,005	6,408
Less: Total investment income (loss)	383,650	162,158	604,271	440,809
Less: Net carried interest	355,136	248,902	620,244	451,989
Fee related earnings	105,541	93,725	222,847	245,443
Plus: Net interest and dividends	75,406	60,432	126,081	71,596
Fee and yield earnings	180,947	154,157	348,928	317,039
Plus: Depreciation and amortization	3,918	4,140	7,799	8,175
Plus: Core interest expense	30,750	19,205	56,082	37,605
Fee and yield EBITDA	215,615	177,502	412,809	362,819
Less: Depreciation and amortization	3,918	4,140	7,799	8,175
Less: Core interest expense	30,750	19,205	56,082	37,605
Less: Net interest and dividends	75,406	60,432	126,081	71,596
Plus: Realized cash carry, net of realized cash carry allocated to carry pool	151,336	333,293	332,791	449,423
Plus: Net realized investment income - KKR (ex-KFN)	195,408	245,711	386,885	438,603
Plus: Net realized investment income - KFN	56,258	36,382	96,123	36,382
Less: Local income taxes and noncontrolling interests	17,136	8,138	30,708	22,070
Total distributable earnings	491,407	700,973	1,007,938	1,147,781
Plus: Depreciation and amortization	3,918	4,140	7,799	8,175
Plus: Core interest expense	30,750	19,205	56,082	37,605
Plus: Local income taxes and noncontrolling interests	17,136	8,138	30,708	22,070
Total EBITDA	$543,211	$732,456	1,102,527	1,215,631

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2015 on an unconsolidated basis before the consolidation of funds and CFEs:

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$1,267.5	$—	$—	$—	$1,267.5
Debt payment obligations (2)	—	—	—	2,657.3	2,657.3
Interest obligations on debt (3)	154.9	297.8	296.4	2,651.3	3,400.4
Underwriting commitments (4)	99.5	—	—	—	99.5
Lending commitments (5)	85.5	—	—	—	85.5
Other commitments (6)	285.0	—	—	—	285.0
Lease obligations	53.9	98.7	81.8	44.9	279.3
Total	$1,946.3	$396.5	$378.2	$5,353.5	$8,074.5

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

(2)
Represents the 2020 Senior Notes, 2043 Senior Notes, 2044 Senior Notes, KFN 2041 Senior Notes, KFN 2042 Senior Notes, KFN Junior Subordinated Notes and any borrowings outstanding on the Corporate Credit Agreement which are presented gross of unamortized discounts and net of unamortized premiums. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2015 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2015, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2015, a payable of $133.3 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2015, approximately $13.3 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of June 30, 2015, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $44.6 million.

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of June 30, 2015, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2015 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,432.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of June 30, 2015, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been approximately $92.4 million as of June 30, 2015.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, KKR's potential exposure has been reduced to $172.1 million as of June 30, 2015. Using valuations as of June 30, 2015, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2015. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$23,419.0	$—	$—	$—	$23,419.0
Debt payment obligations (2)	917.6	1,822.6	580.8	12,554.8	15,875.8
Interest obligations on debt (3)	496.6	859.3	806.7	3,756.5	5,919.1
Underwriting commitments (4)	99.5	—	—	—	99.5
Lending commitments (5)	85.5	—	—	—	85.5
Other commitments (6)	285.0	—	—	—	285.0
Lease obligations	53.9	98.7	81.8	44.9	279.3
Total	$25,357.1	$2,780.6	$1,469.3	$16,356.2	45,963.2

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

(2)
Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $2.0 billion gross of unamortized discount, (ii) KFN 2041 Senior Notes and KFN 2042 Senior Notes of $0.4 billion, net of unamortized premium, (iii) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $2.8 billion, (v) debt securities issued by our consolidated CLOs of $8.0 billion and (vi) debt securities issued by our consolidated CMBS entities of $2.4 billion. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2015 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2015, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2015, a payable of $133.3 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2015, approximately $13.3 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of June 30, 2015, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $44.6 million.

The commitment table above excludes amounts recorded for litigation. See “Financial Statements — Note 16 “Commitments and Contingencies.”

Off Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Condensed Consolidated Statement of Cash Flows

The accompanying condensed consolidated statements of cash flows include the cash flows of our consolidated entities which, in particular, include our consolidated funds and CFEs notwithstanding the fact that we may hold only a minority economic interest in those funds and CFEs. The assets of our consolidated funds and CFEs, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our condensed consolidated statements of cash flows. The primary cash flow activities of our consolidated funds and CFEs involve: (i) capital contributions from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds and CFEs are treated as investment companies for accounting purposes, certain of these cash flow amounts are included in our cash flows from operations.

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $999.3 million and $1.9 billion during the six months ended June 30, 2015 and 2014, respectively. These amounts primarily included: (i) proceeds from sales of investments and principal payments net of purchases of investments by our funds and CFEs of $0.5 billion and $3.1 billion during the six months ended June 30, 2015 and 2014, respectively; (ii) net realized gains (losses) on investments of $3.3 billion and $3.9 billion during the six months ended June 30, 2015 and 2014, respectively; and (iii) change in unrealized gains (losses) on investments of $1.7 billion and $55.8 million during the six months ended June 30, 2015 and 2014, respectively. Certain KKR funds and CFEs are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $(130.7) million and $147.7 million during the six months ended June 30, 2015 and 2014, respectively. Our investing activities included a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $(54.9) million and $0.9 million, the purchases of furniture, computer hardware and leasehold improvements of $(5.2) million and $(4.7) million during the six months ended June 30, 2015 and 2014, respectively, as well as proceeds from sales of oil and natural gas properties, net of development of oil and natural gas properties of $(70.6) million for the six months ended June 30, 2015 and net cash acquired for acquisitions of $151.5 million for the six months ended June 30, 2014.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $38.0 million and $(816.9) million during the six months ended June 30, 2015 and 2014, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(4.6) billion and $(1.6) billion during the six months ended June 30, 2015 and 2014, respectively; (ii) proceeds received net of repayment of debt obligations of $5.0 billion and $1.1 billion during the six months ended June 30, 2015 and 2014, respectively; and (iii) distributions to our partners of $(355.0) million and $(313.8) million during the six months ended June 30, 2015 and 2014, respectively.

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

Principles of Consolidation

The types of entities with which KKR is involved generally include (i) subsidiaries, including management companies, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have all the attributes of an investment company like investment funds, (iii) CFEs and (iv) other entities, including entities that employ non-employee operating consultants. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.

Pursuant to its consolidation policy, KKR first considers whether an entity is considered a variable interest entity ("VIE") and therefore whether to apply the consolidation guidance under the VIE model. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities ("VOEs") under the voting interest model.

The consolidation rules were revised effective January 1, 2010 which had the effect of changing the criteria for determining whether a reporting entity is the primary beneficiary of a VIE. However, the adoption of these new consolidation rules was indefinitely deferred (the "Deferral") for a reporting entity's interests in certain entities. In particular, entities that have all the attributes of an investment company such as investment funds generally meet the conditions necessary for the Deferral. Entities that are securitization or asset-backed financing entities such as CFEs would generally not qualify for the Deferral. Accordingly, when making the assessment of whether an entity is a VIE, KKR considers whether the entity being assessed meets the conditions for the Deferral and therefore would be subject to the rules that existed prior to January 1, 2010. Under both sets of rules, VIEs for which KKR is determined to be the primary beneficiary are consolidated and such VIEs generally include certain CFEs and entities that employ non-employee operating consultants.

With respect to KKR's consolidated funds that are not CFEs, KKR meets the criteria for the Deferral and therefore applies the consolidation rules that existed prior to January 1, 2010. For these funds, KKR generally has operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As a result, a fund should be consolidated unless KKR has a nominal level of equity at risk. To the extent that KKR commits a nominal amount of equity to a given fund and has no obligation to fund any future losses, the equity at risk to KKR is not considered substantive and the fund is typically considered a VIE. In these cases, the fund investors are generally deemed to be the primary beneficiaries, and KKR does not consolidate the fund. In cases when KKR's equity at risk is deemed to be substantive, the fund is generally considered to be a VOE and KKR generally consolidates the fund under the VOE model.

With respect to CFEs, which are generally VIEs, the criteria for the Deferral are not met and therefore KKR applies the consolidation rules issued on January 1, 2010.

With respect to CLOs, in its role as collateral manager, KKR generally has the power to direct the activities of the CLO entities that most significantly impact the economic performance of the entity. In some, but not all cases, KKR, through both its residual interest in the CLO and the potential to earn an incentive fee, may have variable interests that represent an obligation to absorb losses of or a right to receive benefits from the CLO that could potentially be significant to KKR. In cases where KKR has both (a) the power to direct the activities of the CLO that most significantly impact the CLOs economic performance and (b) the obligation to absorb losses of the CLO or the right to receive benefits from the CLO that could potentially be significant to the CLO, KKR consolidates the CLO.

With respect to CMBS vehicles, KKR holds the residual interest in the CMBS and generally has the right to unilaterally name and remove the special servicer for the CMBS. These rights give KKR the ability to direct activities that could significantly impact the economic performance of the CMBS. In some, but not all cases, KKR through its residual interest in the CMBS, may have a variable interest that represents an obligation to absorb losses of, or a right to receive benefits from, the CMBS that could potentially be significant to the CMBS. In cases where KKR has both (a) the power to direct the activities of the CMBS that most significantly impact the economic performance of the CMBS and (b) the obligation to absorb losses of the CMBS or the right to receive benefits from the CMBS that could potentially be significant to the CMBS, KKR consolidates the CMBS.

Certain of KKR's funds and CFEs are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds and CFEs. KKR's financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and CFEs on a gross basis. With respect to KKR's consolidated funds, the majority of the economic interests in those funds, which are held by fund investors or other third parties, are attributed to noncontrolling interests in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, KKR's attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners' capital. With respect to consolidated CFEs, interests held by third party investors are recorded on debt obligations.

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

Investments

Investments consist primarily of private equity, real assets, credit, investments of consolidated CFEs, equity method and other investments. Investments are carried at their estimated fair values, with unrealized gains or losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, "Investments."

The following describes the types of securities held within each investment class.

Private Equity  — Consists primarily of equity investments in operating businesses.

Real Assets  — Consists primarily of investments in (i) energy related assets, principally oil and natural gas producing properties, (ii) infrastructure assets, and (iii) real estate, principally residential and commercial real estate assets and businesses.

Credit  — Consists primarily of investments in below investment grade corporate debt (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in unconsolidated CLOs.

Investments of Consolidated CFEs  — Consists primarily of (i) investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLOs and (ii) investments in newly originated, fixed-rate mortgage loans held directly by the consolidated CMBS vehicles.

Equity Method  — Consists primarily of investments in which KKR has significant influence, including investments in unconsolidated investment funds.

Other  — Consists primarily of (i) investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit or investments of consolidated CFEs and (ii) equity method investments.

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

For investments and other financial instruments that are not held in a consolidated fund or vehicle, KKR has elected the fair value option since these investments and other financial instruments are similar to those in the consolidated funds and vehicles. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. The methodology for measuring the fair value of such investments and other financial instruments is consistent with the methodologies applied to investments and other financial instruments that are held in consolidated funds and vehicles. In addition, KKR has elected the fair value option for the investments and debt obligations of consolidated CFEs.

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 14.5% of total investments measured and reported at fair value as Level I at June 30, 2015.

Level II

Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, investments and debt obligations of consolidated CMBS vehicles and consolidated CLOs (beginning on January 1, 2015), convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts. We classified 27.9% of total investments measured and reported at fair value as Level II at June 30, 2015.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and credit investments for which a sufficiently liquid trading market does not exist. We classified 57.6% of total investments measured and reported at fair value as Level III at June 30, 2015. The valuation of our Level III investments at June 30, 2015 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

Level II Valuation Methodologies

Financial assets and liabilities categorized as Level II consist primarily of credit investments, investments and debt obligations of consolidated CFEs, convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts.

Credit investments, investments of consolidated CLOs and CMBS debt obligations: These instruments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an instrument. Ask prices represent the lowest price that KKR and others are willing to accept for an instrument. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR’s policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR’s best estimate of fair value.

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

Investments of consolidated CMBS entities: KKR measures the investments of CMBS vehicles on the basis of the fair value of the financial liabilities of the CMBS.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 76.7% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2015, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for our Level III private equity investments were 44% and 47% and 9%, respectively. As of June 30, 2015, we believe that the approach of using the market multiples methodology, the discounted cash flow methodology and valuations based on pending sales resulted in valuations of our aggregate Level III private equity portfolio that were only 5.6% higher than if only the discounted cash flow methodology had been used and only 2.7% lower than if only the market comparables methodology had been used.

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

On a segment basis, our energy real asset investments in oil and gas producing properties as of June 30, 2015 had a fair value of approximately $721 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $72.1 million and a decline in net income attributable to KKR & Co. L.P. of $39.7 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of June 30, 2015, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $53 million lower for the three months ended June 30, 2015, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 55.1% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit and credit related investments. The Private Markets valuation committee is assisted by subcommittees in the valuation of real asset investments, and is also assisted by a valuation team. Except as noted below, the Private Markets valuation committee is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams and subcommittees for real asset investments, however, include investment professionals who participate in the preparation of preliminary valuations or are responsible for oversight for those investments. The credit valuation committee is also assisted by a valuation team. The credit valuation teams include investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The credit valuation committee is comprised of investment professionals with no responsibility for preparing preliminary valuations, but certain committee members are responsible for oversight of the investments being valued. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations annually for all Level III investments in Private Markets and quarterly for investments other than investments which are less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of our Level III Private Markets investments. For most investments classified as Level III in credit, in general, an independent valuation firm is engaged by us to provide third party valuations, or ranges of valuations from which our investment professionals select a point in the range to determine the preliminary valuation, or an independent valuation firm is engaged by us to perform certain procedures in order to assess the reasonableness and provide positive assurance of our valuations. Less than 5% of the total value of our Level III credit investments are not valued with the engagement of an independent valuation firm. These preliminary valuations are reviewed by senior investment professionals for each credit strategy. All preliminary valuations in Private Markets and credit are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm's management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

As of June 30, 2015, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of Private Markets investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of June 30, 2015, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments.

As of June 30, 2015, investments which represented greater than 5% of consolidated investments consisted of Walgreens Boots Alliance, Inc. and First Data Corporation valued at $4.6 billion and $4.5 billion, respectively. On a segment basis, as of June 30, 2015, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and Walgreens Boots Alliance, Inc. valued at $1,309.3 million and $615.6 million, respectively.

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

Recognition of Investment Income

Investment income consists primarily of the net impact of: (i) realized and unrealized gains and losses on investments, (ii) dividends, (iii) interest income, (iv) interest expense and (v) foreign exchange gains and losses relating to mark-to-market activity on foreign exchange forward contracts, foreign currency options, foreign denominated debt and debt securities issued by consolidated CFEs. Unrealized gains or losses resulting from the aforementioned activities are included in net gains (losses) from investment activities. Upon disposition of an instrument that is marked-to-market, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized. While this reversal generally does not significantly impact the net amounts of gains (losses) that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.

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

Prior to the KPE Transaction, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $172.1 million as of June 30, 2015. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. A full retrospective or modified retrospective approach is required. KKR is in the process of assessing the impact that the adoption of this guidance will have on its financial statements, including with respect to the timing of the recognition of carried interest.

 Measurement of Financial Assets and Liabilities - Consolidated Collateralized Financing Entities

In August 2014, the FASB issued ASU 2014-13, "Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity" ("CFE"), such as CLO and CMBS entities. This standard provides that an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE should be measured on the basis of either the fair value of the CFE's financial assets or financial liabilities, whichever is more observable. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and this guidance was early adopted by KKR on January 1, 2015 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period.

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

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance in ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. ASU 2015-02 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. KKR is evaluating the impact on its consolidated financial statements and expects to deconsolidate a significant number of investment funds, vehicles and entities upon adoption of this guidance.

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

Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share

In May 2015, the FASB issued amended guidance on the disclosures for investments in certain entities that calculate net asset value per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. The guidance shall be applied retrospectively for all periods presented. Early application is permitted. The guidance is not expected to have a material impact on KKR’s financial statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There was no material change in our market risks during the three months ended June 30, 2015. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KKR & CO. L.P.

By: KKR Management LLC
Its General Partner

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC)

DATE:	August 7, 2015

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014; (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and June 30, 2014, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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