Form 10-Q
period 2015-09-30
KKR & Co. L.P.
filed 2015-11-05
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, there were 464,720,514 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended September 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the strategic partnership with Marshall Wace LLP, the declaration and payment of distributions on common units of KKR, the timing, manner and volume of repurchases of common units pursuant to a repurchase program and the expected synergies from the acquisitions or strategic partnerships, may constitute forward-looking statements that are subject to the risk that the benefits and anticipated synergies from such transactions are not realized. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

References to "our funds" or "our vehicles" refer to investment funds, vehicles and/or accounts advised, sponsored or managed by one or more subsidiaries of KKR including CLO and CMBS vehicles, unless context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund manager with which we have formed a strategic partnership where we have acquired a non-controlling interest.

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

KKR & CO. L.P.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	September 30, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$1,756,918	$918,080
Cash and Cash Equivalents Held at Consolidated Entities	1,280,628	1,372,775
Restricted Cash and Cash Equivalents	272,790	102,991
Investments	62,705,798	60,167,626
Due from Affiliates	116,103	147,056
Other Assets	2,924,689	3,164,217
Total Assets	$69,056,926	$65,872,745

Liabilities and Equity
Debt Obligations	$16,587,643	$10,837,784
Due to Affiliates	161,835	131,548
Accounts Payable, Accrued Expenses and Other Liabilities	2,806,708	3,199,352
Total Liabilities	19,556,186	14,168,684

Commitments and Contingencies

Redeemable Noncontrolling Interests	160,565	300,098

Equity
KKR & Co. L.P. Partners’ Capital (453,251,950 and 433,330,540 common units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	5,689,729	5,403,095
Accumulated Other Comprehensive Income (Loss)	(31,083)	(20,404)
Total KKR & Co. L.P. Partners’ Capital	5,658,646	5,382,691
Noncontrolling Interests	43,681,529	46,004,377
Appropriated Capital	—	16,895
Total Equity	49,340,175	51,403,963
Total Liabilities and Equity	$69,056,926	$65,872,745

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)

(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs”) as of September 30, 2015 and December 31, 2014. The assets of consolidated collateralized financing entities (“CFEs”) holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS”), which comprise the majority of KKR’s consolidated VIEs, are held solely as collateral to satisfy the obligations of the CFEs. KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these CFEs beyond KKR’s beneficial interest therein and any fees generated from the CFEs. The assets in each CFE can be used only to settle the debt of the related CFE. The noteholders and other creditors of the CFEs have no recourse to KKR’s general assets. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any ongoing financial support to the CFEs.

	September 30, 2015	December 31, 2014
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$761,944	$1,046,018
Investments	11,769,316	8,559,967
Other Assets	167,938	129,949
Total Assets	$12,699,198	$9,735,934

Liabilities
Debt Obligations	$11,058,418	$7,615,340
Accounts Payable, Accrued Expenses and Other Liabilities	495,103	638,953
Total Liabilities	$11,553,521	$8,254,293

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Fees and Other	$188,626	$344,768	$735,845	$897,064

Expenses
Compensation and Benefits	96,959	320,423	873,649	1,010,191
Occupancy and Related Charges	16,484	15,501	48,388	46,968
General, Administrative and Other	163,477	168,486	424,093	505,747
Total Expenses	276,920	504,410	1,346,130	1,562,906

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(1,555,681)	298,259	3,474,748	4,242,289
Dividend Income	270,759	599,020	710,130	968,626
Interest Income	299,485	260,292	898,628	638,124
Interest Expense	(151,554)	(96,618)	(402,944)	(197,346)
Total Investment Income (Loss)	(1,136,991)	1,060,953	4,680,562	5,651,693

Income (Loss) Before Taxes	(1,225,285)	901,311	4,070,277	4,985,851

Income Tax / (Benefit)	(7,390)	29,267	39,295	57,145

Net Income (Loss)	(1,217,895)	872,044	4,030,982	4,928,706
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(12,925)	(2,462)	(11,883)	1,366
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	(1,014,382)	784,568	3,586,640	4,449,146

Net Income (Loss) Attributable to KKR & Co. L.P.	$(190,588)	$89,938	$456,225	$478,194

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$(0.42)	$0.21	$1.03	$1.31
Diluted	$(0.42)	$0.20	$0.95	$1.21
Weighted Average Common Units Outstanding
Basic	452,165,697	419,961,455	444,675,159	364,127,956
Diluted	452,165,697	452,019,742	480,338,335	396,232,828

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (Loss)	$(1,217,895)	$872,044	$4,030,982	$4,928,706

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(6,824)	(24,883)	(24,251)	(20,054)

Comprehensive Income (Loss)	(1,224,719)	847,161	4,006,731	4,908,652

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(12,925)	(2,462)	(11,883)	1,366
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	(1,020,114)	768,846	3,572,197	4,437,274

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$(191,680)	$80,777	$446,417	$470,012

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2014	288,143,327	$2,727,909	$(5,899)	$43,235,001	$—	$45,957,011	$627,807
Net Income (Loss)		478,194		4,449,771	(625)	4,927,340	1,366
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			(8,182)	(10,664)	(1,208)	(20,054)
Exchange of KKR Holdings L.P. Units and Other Exchangeable Securities to KKR & Co. L.P. Common Units and transfers of CLO beneficial interests to appropriated capital	22,071,419	265,252	(548)	(292,380)	27,676	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		16,695	528			17,223
Net Delivery of Common Units-Equity Incentive Plan	5,821,209	28,411				28,411
Equity Based Compensation		122,320		132,115		254,435
Acquisitions	108,005,588	2,453,610		435,478		2,889,088
Capital Contributions				9,509,493		9,509,493	116,768
Capital Distributions		(592,111)		(11,157,838)		(11,749,949)	(444,984)
Balance at September 30, 2014	424,041,543	$5,500,280	$(14,101)	$46,300,976	$25,843	$51,812,998	$300,957

	KKR & Co. L.P.
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2015	433,330,540	$5,403,095	$(20,404)	$46,004,377	$16,895	$51,403,963	$300,098
Net Income (Loss)		456,225		3,586,640		4,042,865	(11,883)
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			(9,808)	(14,443)		(24,251)
Cumulative-effect adjustment from adoption of accounting guidance		(307)			(16,895)	(17,202)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	12,754,560	164,718	(1,153)	(163,565)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		20,648	282			20,930
Net Delivery of Common Units-Equity Incentive Plan	7,166,850	40,559				40,559
Equity Based Compensation		148,970		64,879		213,849
Capital Contributions		0		4,647,456		4,647,456	172,493
Capital Distributions		(544,179)		(10,443,815)		(10,987,994)	(300,143)
Balance at September 30, 2015	453,251,950	$5,689,729	$(31,083)	$43,681,529	$—	$49,340,175	$160,565

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net Income (Loss)	$4,030,982	$4,928,706
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	213,849	254,435
Net Realized (Gains) Losses on Investments	(4,335,930)	(4,831,611)
Change in Unrealized (Gains) Losses on Investments	861,182	589,322
Other Non-Cash Amounts	(72,907)	(115,821)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	42,688	(544,990)
Change in Due from / to Affiliates	22,326	15,508
Change in Other Assets	466,498	(427,040)
Change in Accounts Payable, Accrued Expenses and Other Liabilities	(149,614)	219,784
Investments Purchased	(21,320,354)	(29,843,313)
Proceeds from Sale of Investments and Principal Payments	21,973,822	31,273,024
Net Cash Provided (Used) by Operating Activities	1,732,542	1,518,004

Investing Activities
Change in Restricted Cash and Cash Equivalents	(169,799)	20,765
Purchase of Furniture, Computer Hardware and Leasehold Improvements	(9,977)	(6,373)
Development of Oil and Natural Gas Properties	(89,542)	—
Proceeds from Sale of Oil and Natural Gas Properties	4,863	—
Net Cash Acquired (Paid for Acquisitions)	—	151,491
Net Cash Provided (Used) by Investing Activities	(264,455)	165,883

Financing Activities
Distributions to Partners	(544,179)	(592,111)
Distributions to Redeemable Noncontrolling Interests	(300,143)	(444,984)
Contributions from Redeemable Noncontrolling Interests	172,493	116,768
Distributions to Noncontrolling Interests	(10,443,815)	(11,157,838)
Contributions from Noncontrolling Interests	4,647,456	9,509,493
Net Delivery of Common Units - Equity Incentive Plan	40,559	28,411
Proceeds from Debt Obligations	10,373,768	3,699,781
Repayment of Debt Obligations	(4,539,684)	(2,656,017)
Financing Costs Paid	(35,704)	(21,013)
Net Cash Provided (Used) by Financing Activities	(629,249)	(1,517,510)

Net Increase/(Decrease) in Cash and Cash Equivalents	838,838	166,377
Cash and Cash Equivalents, Beginning of Period	918,080	1,306,383
Cash and Cash Equivalents, End of Period	$1,756,918	$1,472,760

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$350,193	$173,212
Payments for Income Taxes	$31,371	$38,988
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$213,849	$254,435
Cumulative effect adjustment from adoption of accounting guidance	$(17,202)	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$110,371	$165,094
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$20,930	$17,223
Impairments of Oil and Natural Gas Properties	$30,267	$—
Equity Issued in Connection with Contingent Payment Obligation	$—	$84,051
Net Assets Acquired
Cash and Cash Equivalents Held at Consolidated Entities	$—	$765,231
Restricted Cash and Cash Equivalents	$—	$35,038
Investments	$—	$9,225,660
Other Assets	$—	$885,314
Debt Obligations	$—	$7,538,726
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$616,979

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of September 30, 2015, KKR & Co. L.P. held approximately 55% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 45% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues new KKR & Co. L.P. common units.

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

With respect to consolidated CMBS vehicles, KKR holds unrated and non-investment grade rated securities issued by the CMBS, which are the most subordinate tranche of the CMBS vehicle. The economic performance of the CMBS is most significantly impacted by the performance of the underlying assets. Thus, the activities that most significantly impact the CMBS economic performance are the activities that most significantly impact the performance of the underlying assets. The special servicer has the ability to manage the CMBS assets that are delinquent or in default to improve the economic performance of the CMBS. KKR generally has the right to unilaterally appoint and remove the special servicer for the CMBS and as such is considered the controlling class of the CMBS vehicle. These rights give KKR the ability to direct the activities that could most significantly impact the economic performance of the CMBS. Additionally, as the holder of the most subordinate tranche, KKR is in a first loss position and has the right to receive benefits, including the actual residual returns of the CMBS, if any. In these cases, KKR is deemed to be the primary beneficiary and consolidates the CMBS.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$4,827,384	$5,082,655	$4,661,679	$5,116,761
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	(166,078)	100,910	398,633	588,500
Other comprehensive income (loss), net of tax(b)	(2,516)	(11,105)	(10,048)	(7,764)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(37,062)	(47,858)	(162,615)	(292,380)
Equity based compensation	15,515	34,611	53,149	114,923
Capital contributions	254	656	804	1,504
Capital distributions	(154,597)	(272,335)	(458,702)	(634,010)
Balance at the end of the period	$4,482,900	$4,887,534	$4,482,900	$4,887,534

(a)	Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(b)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

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

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(1,217,895)	$872,044	$4,030,982	$4,928,706
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	(12,925)	(2,462)	(11,883)	1,366
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities and appropriated capital	(848,304)	683,658	3,188,007	3,860,646
Plus: Income tax / (benefit) attributable to KKR Management Holdings Corp.	(14,745)	20,427	8,866	32,062
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$(371,411)	$211,275	$863,724	$1,098,756

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$(166,078)	$100,910	$398,633	$588,500

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 58.7% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. KKR has a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit and credit-related investments. The Private Markets valuation committee is assisted by subcommittees in the valuation of real asset and growth equity investments, and is also assisted by a valuation team. Except as noted below, the Private Markets valuation committee is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams and subcommittees for real asset and growth equity investments, however, include investment professionals who participate in the preparation of preliminary valuations or are responsible for oversight for those investments. The credit valuation committee is also assisted by a valuation team. The credit valuation teams include investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The credit valuation committee is comprised of investment professionals with no responsibility for preparing preliminary valuations, but certain committee members are responsible for oversight of the investments being valued. The valuation committees and teams are responsible for coordinating and consistently implementing KKR’s quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which are less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. For most investments classified as Level III in credit, in general, an independent valuation firm is engaged by KKR to provide third party valuations, or ranges of valuations from which KKR’s investment professionals select a point in the range to determine the preliminary valuation, or an independent valuation firm is engaged by KKR to perform certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. These preliminary valuations are reviewed by senior investment professionals for each credit strategy. All preliminary valuations in Private Markets and Public Markets are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm’s management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of KKR’s board of directors and are then reported on to the board of directors.
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

For the three and nine months ended September 30, 2015 and 2014, respectively, fees and other consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Transaction Fees	$57,933	$153,604	$238,608	$380,580
Management Fees	50,199	52,904	149,941	161,772
Monitoring Fees	39,915	51,489	217,327	142,902
Oil and Gas Revenue	29,620	69,380	90,264	143,369
Consulting Fees	10,802	10,096	28,082	32,581
Incentive Fees	157	7,295	11,623	35,860
Total Fees and Other	$188,626	$344,768	$735,845	$897,064

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

Transaction, Management, Monitoring, Consulting, and Incentive Fees Recognition

Transaction, management, monitoring, consulting and incentive fees are recognized when earned based on the contractual terms of the governing agreements and coincides with the period during which the related services are performed. In the case of transaction fees, the fees are recognized upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

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

Interest - Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The guidance in ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB clarified that line-of-credit arrangements are outside the scope of ASU 2015-03. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and a retrospective approach is required. The adoption of this guidance is not expected to have a material impact on KKR’s financial statements.

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

Business Combination Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The guidance states that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively.

Additionally, ASU 2015-16 requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. The adoption of this guidance is not expected to have a material impact on KKR’s financial statements.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$939,218	$(1,751,892)	$917,917	$(688,912)	$3,916,131	$(1,557)	$4,459,039	$(658,948)
Credit and Other (a)	(49,052)	(487,939)	39,541	(220,033)	$45,247	$(522,364)	242,286	44,792
Investments of Consolidated CFEs (a)	(341)	(157,045)	1,764	(142,208)	$(26,494)	$(79,651)	8,144	(103,138)
Real Assets (a)	7,319	(225,965)	24,466	38,530	$14,824	$(162,065)	227,820	(264,968)
Foreign Exchange Forward Contracts and Options (b)	98,191	(4,324)	(19,610)	385,840	$305,541	$34,799	(31,405)	428,690
Securities Sold Short (b)	8,539	6,409	(12,551)	18,423	$(680)	$18,607	(35,338)	29,483
Other Derivatives	9,176	(23,770)	(3,068)	(11,591)	$20,699	$(2,049)	(19,997)	(12,085)
Debt Obligations - Net Gains (Losses) and Other (c)	10,953	64,842	(5,031)	(25,218)	$60,662	$(146,902)	(18,938)	(53,148)
Total Net Gains (Losses) from Investment Activities	$1,024,003	$(2,579,684)	$943,428	$(645,169)	$4,335,930	$(861,182)	$4,831,611	$(589,322)

(a)	See Note 4 “Investments.”

(b)	See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

(c)	See Note 9 "Debt Obligations."

4. INVESTMENTS

Investments consist of the following:

	Fair Value		Cost
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Private Equity	$35,929,941	$38,222,255	$27,037,983	$29,317,314
Credit	6,128,843	6,702,740	6,794,944	6,906,583
Investments of Consolidated CFEs	11,769,316	8,559,967	12,096,564	8,815,286
Real Assets	3,823,027	3,130,404	6,205,740	5,354,191
Other	5,054,671	3,552,260	4,764,505	3,182,917
Total Investments	$62,705,798	$60,167,626	$56,899,736	$53,576,291

As of September 30, 2015, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance, Inc. of $4.9 billion and First Data Corporation of $4.5 billion. As of December 31, 2014, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance, Inc. of $5.5 billion and First Data Corporation of $3.8 billion. In addition, as of September 30, 2015 and December 31, 2014, investments totaling $14.1 billion and $11.4 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 9 “Debt Obligations.”

The following table represents private equity investments by industry as of September 30, 2015 and December 31, 2014:

	Fair Value
	September 30, 2015	December 31, 2014
Health Care	$10,009,310	$10,269,605
Financial Services	6,318,920	5,691,815
Technology	4,518,719	4,262,800
Retail	4,025,188	4,141,276
Manufacturing	3,464,241	4,227,859
Other	7,593,563	9,628,900
	$35,929,941	$38,222,255

In the table above, other investments represent private equity investments in the following industries: Consumer Products, Education, Energy, Forestry, Media, Services, Telecommunications, Transportation, Hotel/Leisure, Packaging, Mining, Agriculture and Recycling. None of these industries represents more than 10% of total private equity investments as of September 30, 2015.

The majority of the securities underlying private equity investments represent equity securities. As of September 30, 2015 and December 31, 2014, the fair value of private equity investments that were other than equity securities amounted to $72.6 million and $577.0 million, respectively.

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR’s assets and liabilities reported at fair value by the fair value hierarchy levels described in Note 2 “Summary of Significant Accounting Policies” as of September 30, 2015 and December 31, 2014 including those investments, other financial instruments and debt obligations of consolidated CFEs for which the fair value option has been elected. Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$11,658,178	$128,539	$24,143,224	$35,929,941
Credit	—	1,602,204	4,526,639	6,128,843
Investments of Consolidated CFEs	—	11,769,316	—	11,769,316
Real Assets	—	—	3,823,027	3,823,027
Other	822,587	551,690	3,140,448	4,514,725
Total	12,480,765	14,051,749	35,633,338	62,165,852

Foreign Exchange Contracts and Options	—	579,647	—	579,647
Other Derivatives	—	4,094	—	4,094
Total Assets	$12,480,765	$14,635,490	$35,633,338	$62,749,593

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Private Equity	$5,940,470	$6,005,764	$26,276,021	$38,222,255
Credit	—	2,510,038	4,192,702	6,702,740
Investments of Consolidated CFEs	—	8,467,472	92,495	8,559,967
Real Assets	—	—	3,130,404	3,130,404
Other	573,983	276,051	2,133,001	2,983,035
Total	6,514,453	17,259,325	35,824,623	59,598,401

Foreign Exchange Contracts and Options	—	517,088	—	517,088
Other Derivatives	2,246	9,651	—	11,897
Total Assets	$6,516,699	$17,786,064	$35,824,623	$60,127,386

Liabilities, at fair value:

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$307,253	$8,872	$—	$316,125
Foreign Exchange Contracts and Options	—	102,048	—	102,048
Unfunded Revolver Commitments	—	9,511	—	9,511
Other Derivatives	4,477	60,378	—	64,855
Debt Obligations of Consolidated CFEs	—	11,058,418	—	11,058,418
Total Liabilities	$311,730	$11,239,227	$—	$11,550,957

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Securities Sold Short	$630,794	$2,338	$—	$633,132
Foreign Exchange Contracts and Options	—	71,956	—	71,956
Unfunded Revolver Commitments	—	3,858	—	3,858
Other Derivatives	—	75,150	—	75,150
Debt Obligations of Consolidated CFEs	—	—	7,615,340	7,615,340
Total Liabilities	$630,794	$153,302	$7,615,340	$8,399,436

The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30, 2015
	Level III Assets						Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$25,113,442	$4,705,846	$—	$4,058,717	$2,961,039	36,839,044	$—
Transfers In (1)	—	—	—	—	—	—	—
Transfers Out (2)	—	—	—	—	—	—	—
Acquisitions	—	—	—	—	—	—	—
Purchases	461,640	333,776	—	1,655	226,950	1,024,021	—
Sales	(1,569,751)	(378,621)	—	(18,701)	(36,893)	(2,003,966)	—
Settlements	—	49,625	—	—	—	49,625	—
Net Realized Gains (Losses)	724,528	(11,041)	—	7,320	2,870	723,677	—
Net Unrealized Gains (Losses)	(586,635)	(162,899)	—	(225,964)	(13,059)	(988,557)	—
Change in Accounting Principle (3)	—	—	—	—	—	—	—
Change in Other Comprehensive Income	—	(10,047)	—	—	(459)	(10,506)	—
Balance, End of Period	$24,143,224	$4,526,639	$—	$3,823,027	$3,140,448	35,633,338	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$78,943	$(212,570)	$—	$(219,689)	$(2,832)	$(356,148)	$—

	Three Months Ended September 30, 2014
	Level III Assets						Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$30,914,162	$3,047,412	$95,703	$3,799,200	$713,190	$38,569,667	$7,356,678
Transfers In (1)	—	150,559	—	—	3,397	153,956	—
Transfers Out (2)	(170,107)	(3,397)	—	—	(6,291)	(179,795)	—
Acquisitions	—	—	—	—	—	—	—
Purchases	2,340,143	474,528	1,327	422,001	502,149	3,740,148	940,940
Sales	(1,469,359)	(295,236)	(6,091)	(134,977)	(60,767)	(1,966,430)	(972,518)
Settlements	—	53,216	869	—	—	54,085	690
Net Realized Gains (Losses)	587,627	26	—	21,319	(3,755)	605,217	—
Net Unrealized Gains (Losses)	(313,762)	(89,150)	(444)	41,705	(18,413)	(380,064)	681
Change in Other Comprehensive Income	—	(11,972)	—	—	—	(11,972)	(98,474)
Balance, End of Period	$31,888,704	$3,325,986	$91,364	$4,149,248	$1,129,510	$40,584,812	$7,227,997

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$319,942	$(95,460)	$(444)	$34,878	$(16,966)	$241,950	$701

	Nine Months Ended September 30, 2015
	Level III Assets						Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$26,276,021	$4,192,702	$92,495	$3,130,404	$2,133,001	35,824,623	$7,615,340
Transfers In (1)	—	16,706	108,340	—	1,187	126,233	—
Transfers Out (2)	(3,564,987)	(12,860)	(153,656)	—	(1,710)	(3,733,213)	—
Acquisitions	—	—	—	—	—	—	—
Purchases	1,613,411	1,665,858	1,308	876,031	1,118,323	5,274,931	—
Sales	(2,392,428)	(1,101,702)	(3,138)	(36,169)	(185,567)	(3,719,004)	—
Settlements	—	207,540	(883)	—	—	206,657	—
Net Realized Gains (Losses)	1,069,212	(16,235)	—	14,825	6,365	1,074,167	—
Net Unrealized Gains (Losses)	1,141,995	(419,017)	(44,466)	(162,064)	66,048	582,496	—
Change in Accounting Principle (3)	—	—	—	—	—	—	(7,615,340)
Change in Other Comprehensive Income	—	(6,353)	—	—	2,801	(3,552)	—
Balance, End of Period	$24,143,224	$4,526,639	$—	$3,823,027	$3,140,448	35,633,338	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$2,088,462	$(512,725)	$—	$(148,785)	$46,154	$1,473,106	$—

	Nine Months Ended September 30, 2014
	Level III Assets						Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$29,082,505	$1,944,464	$—	$3,300,674	$348,486	34,676,129	$—
Transfers In (1)	—	150,559	—	—	3,397	153,956	—
Transfers Out (2)	(1,428,691)	(4,627)	—	—	(202,010)	(1,635,328)	—
Acquisitions	82,986	539,247	97,996	197,471	52,502	970,202	6,814,217
Purchases	5,492,831	1,360,129	4,884	1,120,505	967,494	8,945,843	1,661,904
Sales	(4,334,889)	(736,963)	(12,188)	(426,095)	(98,636)	(5,608,771)	(1,169,533)
Settlements	—	114,174	295	—	—	114,469	3,988
Net Realized Gains (Losses)	1,911,995	(4,006)	—	222,626	(4,024)	2,126,591	—
Net Unrealized Gains (Losses)	1,081,967	(23,032)	377	(265,933)	62,301	855,680	15,895
Change in Other Comprehensive Income	—	(13,959)	—	—	—	(13,959)	(98,474)
Balance, End of Period	$31,888,704	$3,325,986	$91,364	$4,149,248	$1,129,510	$40,584,812	$7,227,997

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$3,134,239	$(6,555)	$(239)	$(272,760)	$66,730	2,921,415	$15,915

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

(3)
Upon adoption of ASU 2014-13, the debt obligations of consolidated CLOs are no longer Level III financial liabilities under the GAAP fair value hierarchy. As of September 30, 2015, the debt obligations of consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLO and are classified as Level II financial liabilities. See Note 2 " Summary of Significant Accounting Policies".

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. For private equity investments, there was one transfer for $4,448.0 million for the three months ended September 30, 2015 and two transfers for $4,915.8 million for the nine months ended September 30, 2015 between Level I and Level II investments. There was one transfer for $318.9 million between Level I and Level II for private equity investments during the nine months ended September 30, 2014. Both transfers were attributable to portfolio companies that are now valued using their publicly traded market prices.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for investments that are measured at fair value and categorized within Level III as of September 30, 2015:

	Fair Value September 30, 2015	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range		Impact to Valuation from an Increase in Input (3)

Private Equity Investments	$24,143,224

Financial Services	$6,079,470	Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	6.1%	5% - 15%		Decrease
			Weight Ascribed to Market Comparables	30.1%	0% - 100%		(4)
			Weight Ascribed to Discounted Cash Flow	25.6%	0% - 50%		(5)
			Weight Ascribed to Transaction Price	44.3%	0% - 100%		(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	13.7x	10.5x - 14.1x		Increase
			Enterprise Value/Forward EBITDA Multiple	12.7x	10.0x - 13.1x		Increase
		Discounted cash flow	Weighted Average Cost of Capital	11.5%	10.0% - 11.8%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10.5x	10.5x - 10.5x		Increase

Technology	$3,544,757	Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	9.4%	5% - 20%		Decrease
			Weight Ascribed to Market Comparables	36.5%	0% - 50%		(4)
			Weight Ascribed to Discounted Cash Flow	42.0%	5% - 100%		(5)
			Weight Ascribed to Transaction Price	21.5%	0% - 90%		(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	12.6x	3.6x - 17.0x		Increase
			Enterprise Value/Forward EBITDA Multiple	11.2x	3.6x - 14.6x		Increase
		Discounted cash flow	Weighted Average Cost of Capital	11.5%	7.8% - 35.0%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	10.2x	5.5x - 25.3x		Increase

Retail	$3,401,625	Inputs to market comparable and discounted cash flow	Illiquidity Discount	8.1%	5% - 20%		Decrease
			Weight Ascribed to Market Comparables	50.0%	0% - 50%		(4)
			Weight Ascribed to Discounted Cash Flow	50.0%	50% - 100%		(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	11.3x	6.9x - 14.1x	(7)	Increase
			Enterprise Value/Forward EBITDA Multiple	10.1x	6.7x - 12.1x	(7)	Increase
		Discounted cash flow	Weighted Average Cost of Capital	11.2%	9.7% - 24.5%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	8.3x	6.0x - 10.0x		Increase

Manufacturing	$3,141,311	Inputs to market comparable and discounted cash flow	Illiquidity Discount	8.5%	5% - 15%		Decrease
			Weight Ascribed to Market Comparables	45.5%	33% - 50%		(4)
			Weight Ascribed to Discounted Cash Flow	54.5%	50% - 67%		(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	11.2x	7.7x - 20.7x		Increase
			Enterprise Value/Forward EBITDA Multiple	10.3x	7.3x - 16.4x		Increase
			Control Premium	20.0%	20% - 20%	(8)	Increase
		Discounted cash flow	Weighted Average Cost of Capital	13.2%	9.8% - 21.7%		Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	9.3x	7.0x - 10.5x		Increase

Other	$7,976,061		Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	10.5%	5% - 20%		Decrease
				Weight Ascribed to Market Comparables	42.0%	0% - 50%		(4)
				Weight Ascribed to Discounted Cash Flow	52.3%	5% - 100%		(5)
				Weight Ascribed to Transaction Price	5.7%	0% - 90%		(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.7x	7.7x - 32.0x		Increase
				Enterprise Value/Forward EBITDA Multiple	10.0x	5.2x - 15.4x		Increase
				Control Premium	16.2%	10% - 20%	(8)	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11.5%	7.4% - 20.0%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.6x	6.5x - 12.0x		Increase

Real Assets	$3,823,027

Energy	$1,331,166		Discounted cash flow	Weighted Average Cost of Capital	12.0%	8.9% - 20.7%		Decrease
				Average Price Per BOE (11)	$35.95	$28.09- $43.17		Increase

Infrastructure	$1,304,033		Discounted cash flow	Weighted Average Cost of Capital	7.3%	5.7% - 9.0%		Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.6x	7.8x - 11.0x		Increase

Real Estate	$1,187,828		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	46.2%	0% - 100%		(10)
				Weight Ascribed to Discounted Cash Flow	53.8%	0% - 100%		(5)
			Direct Income Capitalization	Current Capitalization Rate	6.8%	5.7% - 10.9%		Decrease
			Discounted cash flow	Unlevered Discount Rate	9.7%	6.8% - 20.0%		Decrease

Credit	$4,526,639	(9)	Yield Analysis	Yield	10.8%	5.4% - 22.5%		Decrease
				Net Leverage	5.8x	0.8x - 35.4x		Decrease
				EBITDA Multiple	7.6x	0.7x - 19.3x		Increase

In the table above, Other Investments, within private equity investments, represents the following industries: Health Care, Consumer Products, Education, Energy, Forestry, Media, Services, Telecommunications, Transportation, Hotels/Leisure, Packaging, Agriculture and Recycling. None of these industries represents more than 10% of total Level III private equity investments as of September 30, 2015.

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

(7)
Ranges shown exclude inputs relating to a single portfolio company that was determined to lack comparability with other investments in KKR’s private equity portfolio. This portfolio company had a fair value representing less than 0.5% of the total fair value of Private Equity Investments and had an Enterprise Value/LTM EBITDA Multiple and Enterprise Value/Forward EBITDA Multiple of 22.4x and 19.4x, respectively. The exclusion of this investment does not impact the weighted average.

(8)
Level III private equity investments whose valuations include a control premium represent less than 5% of total Level III private equity investments. The valuations for the remaining investments do not include a control premium.

(9)	Amounts include $422.9 million of investments that were valued using dealer quotes or third party valuation firms.

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

(11)
The total Energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent, or BOE, is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 67% liquids and 33% natural gas.

In the table above, certain private equity investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of private equity investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction.

The table above excludes Other Investments in the amount of $3.1 billion comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

6. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and nine months ended September 30, 2015 and 2014, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (Loss) Attributable to KKR & Co. L.P.	$(190,588)	$89,938	$456,225	$478,194

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	452,165,697	419,961,455	444,675,159	364,127,956
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$(0.42)	$0.21	$1.03	$1.31

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	452,165,697	419,961,455	444,675,159	364,127,956
Weighted Average Unvested Common Units and Other Exchangeable Securities	—	32,058,287	35,663,176	32,104,872
Weighted Average Common Units Outstanding - Diluted	452,165,697	452,019,742	480,338,335	396,232,828
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$(0.42)	$0.20	$0.95	$1.21

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

For the three months ended September 30, 2015, equity awards granted under the Equity Incentive Plan as well as exchangeable equity securities issued in connection with the acquisition of Avoca have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since these equity awards and exchangeable equity securities would have an anti-dilutive effect on earnings per common unit as a result of the net loss incurred for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted Average KKR Holdings Units Outstanding	365,717,358	383,937,941	370,306,583	391,269,962

For the three and nine months ended September 30, 2015 and 2014, KKR Holdings units have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

7. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	September 30, 2015	December 31, 2014
Foreign Exchange Contracts and Options (a)	$579,647	$517,088
Due from Broker (b)	431,744	561,554
Interest, Dividend and Notes Receivable (c)	427,282	594,288
Oil & Gas Assets, net (d)	389,627	460,658
Deferred Tax Assets, net	304,494	237,982
Unsettled Investment Sales (e)	185,278	176,622
Intangible Assets, net (f)	184,882	209,202
Receivables	110,637	55,876
Goodwill (f)	89,000	89,000
Deferred Financing Costs	75,834	46,058
Fixed Assets, net (g)	71,010	76,247
Deferred Transaction Related Expenses	21,741	14,981
Prepaid Taxes	13,232	31,267
Prepaid Expenses	12,757	8,812
Derivative Assets	4,094	11,897
Other	23,430	72,685
Total	$2,924,689	$3,164,217

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

(d) Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization. Whenever events or changes in circumstances indicate that the carrying amounts of such oil and natural gas properties may not be recoverable, KKR evaluates its proved and unproved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. For the three and nine months ended September 30, 2015, KKR recorded impairment charges totaling $30.3 million to write down certain of its oil and natural gas properties. The impairment charge is recorded in General, Administrative and Other in the condensed consolidated statements of operations.
(e) Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(f)	See Note 15 “Goodwill and Intangible Assets.”

(g)
Net of accumulated depreciation and amortization of $132,553 and $122,908 as of September 30, 2015 and December 31, 2014, respectively. Depreciation and amortization expense of $3,777 and $3,852 for the three months ended September 30, 2015 and 2014, respectively, and $11,642 and $12,054 for the nine months ended September 30, 2015 and 2014, respectively, is included in General, Administrative and Other in the accompanying condensed consolidated statements of operations.

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2015	December 31, 2014
Amounts Payable to Carry Pool (a)	$1,117,225	$1,100,943
Unsettled Investment Purchases (b)	736,276	891,649
Securities Sold Short (c)	316,125	633,132
Accrued Compensation and Benefits	152,425	17,799
Accounts Payable and Accrued Expenses	106,849	130,023
Foreign Exchange Contracts and Options (d)	102,048	71,956
Interest Payable	79,971	61,643
Derivative Liabilities	64,855	75,150
Contingent Consideration Obligation (e)	46,600	40,600
Deferred Rent and Income	23,201	26,894
Taxes Payable	14,629	6,362
Due to Broker (f)	6,282	72,509
Other Liabilities	40,222	70,692
Total	$2,806,708	$3,199,352

(a)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(c)
Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations. See Note 3 “Net Gains (Losses) from Investment Activities” for the net changes in fair value associated with these instruments. The cost bases for these instruments at September 30, 2015 and December 31, 2014 were $329,671 and $628,071, respectively.

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

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, which was $346.2 million at September 30, 2015. Accordingly disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2015, KKR's commitments to these unconsolidated investment funds was $10.9 million. KKR has not provided any financial support other than its obligated amount as of September 30, 2015.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the condensed consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. At September 30, 2015, combined assets under management in the pools of unconsolidated CLO vehicles were $1.6 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $2.1 million at September 30, 2015. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of September 30, 2015 and December 31, 2014, the maximum exposure to loss, before allocations to the carry pool, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2015	December 31, 2014
Investments	$348,339	$375,061
Due from Affiliates, net	9,811	3,478
Maximum Exposure to Loss	$358,150	$378,539

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

KKR’s borrowings consisted of the following:

	September 30, 2015				December 31, 2014
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	500,000	—	—		473,000	27,000	27,000	(j)
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (a)	—	498,960	586,500	(k)	—	498,804	583,692	(k)
KKR Issued 5.500% Notes Due 2043 (b)	—	494,788	521,950	(k)	—	494,644	566,250	(k)
KKR Issued 5.125% Notes Due 2044 (c)	—	998,576	975,100	(k)	—	493,214	539,797	(k)
KFN Issued 8.375% Notes Due 2041 (d)	—	289,968	277,587	(l)	—	290,861	287,359	(l)
KFN Issued 7.500% Notes Due 2042 (e)	—	123,426	122,449	(l)	—	123,663	125,856	(l)
KFN Issued Junior Subordinated Notes (f)	—	248,160	214,190		—	246,907	228,087
Other Consolidated Debt Obligations:
Fund Financing Facilities (g)	2,899,144	2,875,347	2,875,347	(m)	2,150,819	1,047,351	1,047,351	(m)
CLO Debt Obligations (h)	—	7,526,675	7,526,675		—	7,615,340	7,615,340
CMBS Debt Obligations (i)	—	3,531,743	3,531,743		—	—	—
	$4,399,144	$16,587,643	$16,631,541		$3,623,819	$10,837,784	$11,020,732

(a)	$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020.

(b)	$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043.

(c)	$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044.

(d)	KKR consolidates KFN and thus reports KFN’s outstanding $259 million aggregate principal amount of 8.375% senior notes due 2041.

(e)	KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042.

(f)
KKR consolidates KFN and thus reports KFN’s outstanding $284 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 5.4% and the weighted average years to maturity is 21.0 years as of September 30, 2015. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(g)
Certain of KKR’s investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 2.8% and 2.9% as of September 30, 2015 and December 31, 2014, respectively. In addition, the weighted average years to maturity is 2.6 years and 2.9 years as of September 30, 2015 and December 31, 2014, respectively.

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

Debt Obligations of Consolidated CFEs

As of September 30, 2015, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$7,224,249	2.1%	9.5
Debt Obligations of Consolidated CMBS Vehicles	3,531,743	3.5%	33.2
Subordinated Notes of Consolidated CLOs	302,426	(a)	8.8
	$11,058,418

(a) The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of September 30, 2015, the fair value of the consolidated CFE assets was $12.7 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

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

The effective tax rates were 0.60% and 3.25% for the three months ended September 30, 2015 and 2014, respectively, and 0.97% and 1.15% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by third parties or by KKR Holdings, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and nine month period ended September 30, 2015, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

11. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and nine months ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Equity Incentive Plan Units	$48,252	$42,090	$148,970	$122,320
KKR Holdings Principal Awards	2,045	9,981	6,238	27,770
Other Exchangeable Securities	4,054	7,249	11,730	17,192
KKR Holdings Restricted Equity Units	(18)	243	131	749
Discretionary Compensation	13,488	24,387	46,780	86,404
Total	$67,821	$83,950	$213,849	$254,435

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

As of September 30, 2015, there was approximately $259.7 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2015	$37.3
2016	128.7
2017	74.7
2018	18.4
2019	0.6
Total	$259.7

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2015 through September 30, 2015 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	20,488,737	$12.33
Granted	15,725,422	17.03
Vested	(5,243,645)	12.97
Forfeited	(2,066,142)	14.55
Balance, September 30, 2015	28,904,372	$14.61

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.1 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2015	5,435,876
April 1, 2016	7,233,909
October 1, 2016	4,344,292
April 1, 2017	5,345,217
October 1, 2017	1,411,422
April 1, 2018	4,032,068
October 1, 2018	1,010,991
April 1, 2019	6,947
October 1, 2019	83,650
28,904,372

KKR Holdings—Principal Awards

Certain KKR employees and non-employee operating consultants and other service providers received grants of KKR Holdings units (“Principal Awards”) which are exchangeable for KKR Group Partnership Units. These units are generally subject to minimum retained ownership requirements and in certain cases, transfer restrictions, and allow for their exchange into common units of KKR & Co. L.P. on a one-for-one basis. As of September 30, 2015, KKR Holdings owned approximately 45%, or 364,630,841 of the outstanding KKR Group Partnership Units.

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

Because KKR Holdings is a partnership, all of the 364,630,841 KKR Holdings units have been legally allocated, but the allocation of 35,010,672 of these units has not been communicated to each respective principal. The units that have not been communicated are subject to performance based vesting conditions, which include profitability and other similar criteria. These criteria are not sufficiently specific to constitute performance conditions for accounting purposes, and the achievement, or lack thereof, will be determined based upon the exercise of judgment by the general partner of KKR Holdings. Each principal will ultimately receive between zero and 100% of the units initially allocated. The allocation of these units has not yet been communicated to the award recipients as this was management’s decision on how to best incentivize its principals. It is anticipated that additional service-based vesting conditions will be imposed at the time the allocation is initially communicated to the respective principals. KKR applied the guidance of Accounting Standards Code (“ASC”) 718 and concluded that these KKR Holdings units do not yet meet the criteria for recognition of compensation cost because neither the grant date nor the service inception date has occurred. In reaching a conclusion that the service inception date has not occurred, KKR considered (a) the fact that the vesting conditions are not sufficiently specific to constitute performance conditions for accounting purposes, (b) the significant judgment that can be exercised by the general partner of KKR Holdings in determining whether the vesting conditions are ultimately achieved, and (c) the absence of communication to the principals of any information related to the number of units they were initially allocated. The allocation of these units will be communicated to the award recipients when the performance-based vesting conditions have been met, and currently there is no plan as to when the communication will occur. The determination as to whether the award recipients have satisfied the performance-based vesting conditions is made by the general partner of KKR Holdings, and is based on multiple factors primarily related to the award recipients’ individual performance.

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

As of September 30, 2015, there was approximately $3.2 million of estimated unrecognized equity-based payment and general administrative and other expense related to unvested Principal Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2015	$0.7
2016	2.1
2017	0.4
Total	$3.2

A summary of the status of unvested Principal Awards from January 1, 2015 through September 30, 2015 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	4,708,434	$8.44
Granted	74,247	16.64
Vested	(1,090,262)	9.50
Forfeited	(195,637)	8.82
Balance, September 30, 2015	3,496,782	$8.26

The weighted average remaining vesting period over which unvested units are expected to vest in less than one year.

The following table summarizes the remaining vesting tranches of Principal Awards:

Vesting Date	Units
October 1, 2015	2,025,357
April 1, 2016	122,697
October 1, 2016	1,127,413
April 1, 2017	70,271
October 1, 2017	111,293
April 1, 2018	39,751
3,496,782

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

As of September 30, 2015, there was approximately $12.6 million of estimated unrecognized expense related to unvested Other Exchangeable Securities.  That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2015	$3.1
2016	9.5
Total	$12.6

A summary of the status of unvested Other Exchangeable Securities from January 1, 2015 through September 30, 2015 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	1,695,972	$18.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, September 30, 2015	1,695,972	$18.45

The weighted average remaining vesting period over which unvested Other Exchangeable Securities are expected to vest in less than one year.

The following table summarizes the remaining vesting tranches of Other Exchangeable Securities:

Vesting Date	Units
October 1, 2015	847,983
October 1, 2016	847,989
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

12. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	September 30, 2015	December 31, 2014
Amounts due from portfolio companies	$39,949	$64,989
Amounts due from unconsolidated investment funds	62,556	47,229
Amounts due from related entities	13,598	34,838
Due from Affiliates	$116,103	$147,056

Due to Affiliates consists of:

	September 30, 2015	December 31, 2014
Amounts due to KKR Holdings in connection with the tax receivable agreement	$154,393	$121,803
Amounts due to related entities	7,442	9,745
Due to Affiliates	$161,835	$131,548

13. SEGMENT REPORTING

KKR operates through three reportable business segments. These segments, which are differentiated primarily by their business objectives and investment strategies are presented below.  These financial results represent the combined financial results of the KKR Group Partnerships on a segment basis.

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

Public Markets

KKR operates and reports its combined credit and hedge funds businesses through the Public Markets segment. KKR’s credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investment funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments, and long/short credit investment strategies. The funds, accounts, registered investment companies and CLOs in KKR's leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK) LLP, regulated by the United Kingdom Financial Conduct Authority or FCA. KKR’s Public Markets segment also includes its hedge funds business that offers a variety of investment strategies, including customized hedge fund portfolios and hedge fund-of-fund solutions, and our strategic partnerships with hedge fund managers, in which we acquired stakes or have seeded. The funds and accounts in KKR's hedge fund business is managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC-registered investment adviser.

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

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Three Months Ended September 30, 2015
	Private Markets	Public Markets	Capital Markets	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$118,250	$63,530	$—	$181,780
Monitoring Fees	24,964	—	—	24,964
Transaction Fees	17,732	3,386	40,319	61,437
Fee Credits (1)	(20,266)	(3,027)	—	(23,293)
Total Management, Monitoring and Transaction Fees, Net	140,680	63,889	40,319	244,888

Performance Income
Realized Carried Interest	265,291	—	—	265,291
Incentive Fees	—	880	—	880
Unrealized Carried Interest	(394,126)	(34,367)	—	(428,493)
Total Performance Income	(128,835)	(33,487)	—	(162,322)

Investment Income (Loss)
Net Realized Gains (Losses)	59,880	1,538	21	61,439
Net Unrealized Gains (Losses)	(149,865)	(230,569)	(4,026)	(384,460)
Total Realized and Unrealized	(89,985)	(229,031)	(4,005)	(323,021)
Net Interest and Dividends	3,538	34,995	10,104	48,637
Total Investment Income (Loss)	(86,447)	(194,036)	6,099	(274,384)

Total Segment Revenues	(74,602)	(163,634)	46,418	(191,818)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	57,991	21,002	9,040	88,033
Realized Allocation to Carry Pool (2)	106,116	—	—	106,116
Unrealized Allocation to Carry Pool (2)	(156,874)	(13,747)	—	(170,621)
Total Compensation and Benefits	7,233	7,255	9,040	23,528
Occupancy and Related Charges	11,937	3,096	687	15,720
Other Operating Expenses	39,674	9,004	3,403	52,081
Total Segment Expenses	58,844	19,355	13,130	91,329

Income (Loss) attributable to noncontrolling interests (3)	250	305	2,347	2,902

Economic Net Income (Loss)	$(133,696)	$(183,294)	$30,941	$(286,049)

Total Assets	$8,002,947	$4,017,863	$1,727,989	$13,748,799

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

	As of and for the Nine Months Ended September 30, 2015
	Private Markets	Public Markets	Capital Markets	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$342,872	$194,089	$—	$536,961
Monitoring Fees	170,515	—	—	170,515
Transaction Fees	104,652	20,689	132,333	257,674
Fee Credits (1)	(143,458)	(16,787)	—	(160,245)
Total Management, Monitoring and Transaction Fees, Net	474,581	197,991	132,333	804,905

Performance Income
Realized Carried Interest	810,990	8,953	—	819,943
Incentive Fees	—	12,438	—	12,438
Unrealized Carried Interest	45,190	5,967	—	51,157
Total Performance Income	856,180	27,358	—	883,538

Investment Income (Loss)
Net Realized Gains (Losses)	388,961	33,414	(4,009)	418,366
Net Unrealized Gains (Losses)	74,592	(330,434)	(7,355)	(263,197)
Total Realized and Unrealized	463,553	(297,020)	(11,364)	155,169
Net Interest and Dividends	3,941	146,257	24,520	174,718
Total Investment Income (Loss)	467,494	(150,763)	13,156	329,887

Total Segment Revenues	1,798,255	74,586	145,489	2,018,330

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	197,897	67,792	28,242	293,931
Realized Allocation to Carry Pool (2)	324,396	3,581	—	327,977
Unrealized Allocation to Carry Pool (2)	19,190	2,386	—	21,576
Total Compensation and Benefits	541,483	73,759	28,242	643,484
Occupancy and Related Charges	34,785	9,195	2,011	45,991
Other Operating Expenses	119,915	34,575	10,150	164,640
Total Segment Expenses	696,183	117,529	40,403	854,115

Income (Loss) attributable to noncontrolling interests (3)	1,112	958	8,837	10,907

Economic Net Income (Loss)	$1,100,960	$(43,901)	$96,249	$1,153,308

Total Assets	$8,002,947	$4,017,863	$1,727,989	$13,748,799

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

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP:

Fees

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total Segment Revenues	$(191,818)	$818,557	$2,018,330	$2,598,085
Management fees relating to consolidated funds and other entities	(131,581)	(121,008)	(387,020)	(386,207)
Fee credits relating to consolidated funds	21,212	58,580	147,899	184,039
Net realized and unrealized carried interest	163,202	(302,218)	(871,100)	(1,059,077)
Total investment income (loss)	274,384	(207,216)	(329,887)	(648,025)
Revenue earned by oil & gas producing entities	29,620	69,380	90,264	143,369
Reimbursable expenses	14,390	21,040	41,710	46,480
Other	9,217	7,653	25,649	18,400
Fees and Other	$188,626	$344,768	$735,845	$897,064

Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total Segment Expenses	$91,329	$304,627	$854,115	$945,914
Equity based compensation	67,821	83,950	213,849	254,435
Reimbursable expenses	18,064	34,355	64,470	66,847
Operating expenses relating to consolidated funds and other entities	15,901	28,219	37,953	81,536
Expenses incurred by oil & gas producing entities	60,224	40,234	107,355	90,405
Intangible amortization, acquisition, litigation and certain non-recurring costs	12,726	2,396	34,248	87,893
Other	10,855	10,629	34,140	35,876
Total Expenses	$276,920	$504,410	$1,346,130	$1,562,906

Income (Loss) Before Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Economic net income	$(286,049)	$508,741	$1,153,308	$1,640,574
Income tax (benefit)	7,390	(29,267)	(39,295)	(57,145)
Amortization of intangibles and other, net	(10,186)	(204,676)	(45,306)	(262,300)
Equity based compensation	(67,821)	(83,950)	(213,849)	(254,435)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	166,078	(100,910)	(398,633)	(588,500)
Net income (loss) attributable to KKR & Co. L.P.	$(190,588)	$89,938	$456,225	$478,194
Net income (loss) attributable to noncontrolling interests and appropriated capital	(1,014,382)	784,568	3,586,640	4,449,146
Net income (loss) attributable to redeemable noncontrolling interests	(12,925)	(2,462)	(11,883)	1,366
Income tax (benefit)	(7,390)	29,267	39,295	57,145
Income (loss) before taxes	$(1,225,285)	$901,311	$4,070,277	$4,985,851

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

Assets

	As of September 30, 2015	As of September 30, 2014
Total Segment Assets	$13,748,799	$13,515,855
Consolidation of KKR Funds, CFEs and other entities	55,260,265	52,805,789
Accounting basis difference for oil & natural gas properties	47,862	11,341
Total Assets	$69,056,926	$66,332,985

14. ACQUISITIONS

Acquisition of KFN

On April 30, 2014, KKR completed its acquisition of KFN by merger (the “Merger”) contemplated by an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which KFN became a subsidiary of KKR. KFN is a specialty finance company with expertise in a range of asset classes in which it invests, consisting primarily of corporate loans, also known as leveraged loans, high yield debt securities, interests in joint ventures and partnerships, and interests in oil and gas properties.  The addition of KFN provided KKR with over $2 billion of permanent equity capital to support the continued growth of its business.

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

15. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. The carrying value of goodwill was $89.0 million as of September 30, 2015 and December 31, 2014, and is recorded within Other Assets on the condensed consolidated statements of financial condition. Goodwill has been allocated entirely to the Public Markets segment. As of September 30, 2015, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 7 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	As of
	September 30, 2015	December 31, 2014
Finite-Lived Intangible Assets	$284,766	$284,766
Accumulated Amortization (includes foreign exchange)	(99,884)	(75,564)
Intangible Assets, Net	$184,882	$209,202

Changes in Intangible Assets, Net consists of the following:

Nine Months Ended September 30, 2015
Balance, Beginning of Period	$209,202
Amortization Expense	(20,277)
Foreign Exchange	(4,043)
Balance, End of Period	$184,882

16. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects as of September 30, 2015.

Investment Commitments

As of September 30, 2015, KKR had unfunded commitments consisting of (i) $1,317.5 million to its active private equity and other investment vehicles and (ii) $125.6 million in connection with commitments by KKR’s capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions LLC and (iv) other investment commitments of $155.8 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry—paying funds, including funds relating to private equity, mezzanine, infrastructure, energy, real estate, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of September 30, 2015, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2015 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,486.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to KKR in the KPE Transaction in 2009 also include a “net loss sharing provision.” Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by KKR to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to KKR relative to the capital that KKR contributed to it as general partner. Based on the fair market values as of September 30, 2015, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been zero as of September 30, 2015.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, KKR's potential exposure has been reduced to $159.7 million as of September 30, 2015. Using valuations as of September 30, 2015, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

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

From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits were filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, the then individual members of KFN’s board of directors, KKR, and certain of KKR’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR. The merger transaction was completed on April 30, 2014.  The actions filed in California state court were consolidated, and prior to the filing or designation of an operative complaint for the consolidated action, the consolidated action was voluntarily dismissed without prejudice on December 1, 2014. The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed without prejudice on May 6, 2014. Two of the Delaware actions were voluntarily dismissed without prejudice, and the remaining Delaware actions were consolidated. On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014.  On October 14, 2014, the Delaware Court of Chancery granted defendants’ motions to dismiss with prejudice. On November 13, 2014, plaintiffs filed a notice of appeal in the Supreme Court of the State of Delaware, the oral argument for which was held on September 16, 2015. On October 2, 2015, the Supreme Court of the State of Delaware affirmed the dismissal of the case by the Delaware Court of Chancery.

The consolidated complaint in the Delaware action alleged that the members of the KFN board of directors breached fiduciary duties owed to KFN shareholders by approving the proposed transaction for inadequate consideration; approving the proposed transaction in order to obtain benefits not equally shared by other KFN shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the KFN shareholders. The Delaware action also alleged that KKR, and certain of KKR’s affiliates, aided and abetted the alleged breaches of fiduciary duties and that KKR was a controlling shareholder of KFN by means of a management agreement between KFN and KKR Financial Advisors LLC, a subsidiary of KKR, and KKR breached a fiduciary duty it allegedly owed to KFN shareholders by causing KFN to enter into the merger agreement. The relief sought in the Delaware action included, among other things, declaratory relief concerning the alleged breaches of fiduciary duties, compensatory damages, attorneys’ fees and costs, and other relief.

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

KKR establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters may be subject to many uncertainties, including among others (i) the proceedings may be in early stages; (ii) damages sought may be unspecified, unsupportable, unexplained or uncertain; (iii) discovery may not have been started or is incomplete; (iv) there may be uncertainty as to the outcome of pending appeals or motions; (v) there may be significant factual issues to be resolved; or (vi) there may be novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters.  In addition, loss contingencies may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss.

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

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At September 30, 2015, approximately $96.1 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

18. SUBSEQUENT EVENTS

Distribution

A distribution of $0.35 per KKR & Co. L.P. common unit was announced on October 27, 2015, and will be paid on November 24, 2015 to unitholders of record as of the close of business on November 6, 2015. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time.

Distribution Policy

On October 27, 2015, KKR announced a change to its distribution policy effective beginning with the distribution anticipated to be declared in early 2016 with respect to the quarter ending December 31, 2015. Under the new distribution policy, KKR intends to make equal quarterly distributions to holders of its common units in an amount of $0.16 per common unit per quarter.  The declaration and payment of any distributions are subject to the discretion of the board of directors of the general partner of KKR and the terms of its limited partnership agreement. There can be no assurance that distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR or that any particular distribution policy will be maintained.

Investment in Marshall Wace LLP

On September 9, 2015, KKR announced a long-term strategic relationship with Marshall Wace LLP and its affiliates ("Marshall Wace"). On November 2, 2015, KKR acquired a 24.9% interest in Marshall Wace through a combination of cash and common units. In addition, KKR and Marshall Wace have the option to grow KKR’s ownership interest over time to 39.9%. KKR's investment in Marshall Wace will be accounted for using the equity method of accounting.

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

Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants and senior advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. With approximately 75% of our fee paying assets under management not subject to redemption for at least 8 years from inception, we have significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Recent Developments

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time.

Distribution Policy

On October 27, 2015, KKR announced a change to its distribution policy effective beginning with the distribution anticipated to be declared in early 2016 with respect to the quarter ending December 31, 2015. Under the new distribution policy, KKR intends to make equal quarterly distributions to holders of its common units in an amount of $0.16 per common unit per quarter.  The declaration and payment of any distributions are subject to the discretion of the board of directors of the general partner of KKR and the terms of its limited partnership agreement. There can be no assurance that distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR or that any particular distribution policy will be maintained.

Investment in Marshall Wace LLP

On September 9, 2015, KKR announced a long-term strategic relationship with Marshall Wace LLP and its affiliates ("Marshall Wace"). On November 2, 2015, KKR acquired a 24.9% interest in Marshall Wace through a combination of cash and common units. In addition, KKR and Marshall Wace have the option to grow KKR’s ownership interest over time to 39.9%.

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of September 30, 2015, the segment had $60.8 billion of AUM and FPAUM of $46.2 billion, consisting of $35.9 billion in private equity and $10.3 billion in real assets (including infrastructure, energy and real estate) and other strategies. Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of September 30, 2015 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after September 30, 2015.

	Investment Period (1)		Amount ($ in millions)
	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity Funds
European Fund IV	12/2014	12/2020	$3,418.6	$3,257.7	5.8%	$160.9	$—	$160.9	$197.2
Asian Fund II	4/2013	4/2019	5,825.0	3,839.1	1.3%	2,599.7	613.7	1,985.9	2,731.2
North America Fund XI	9/2012	9/2018	8,718.4	3,981.2	2.9%	5,555.7	1,597.7	4,357.9	6,268.5
China Growth Fund	11/2010	11/2016	1,010.0	399.5	1.0%	610.5	166.6	535.0	686.9
E2 Investors (Annex Fund)	8/2009	11/2013	195.8	—	4.9%	195.8	195.7	18.1	48.2
European Fund III	3/2008	3/2014	6,138.5	828.8	4.6%	5,309.7	4,392.7	3,278.6	4,312.4
Asian Fund	7/2007	4/2013	3,983.3	129.5	2.5%	3,853.8	5,343.1	1,973.0	2,541.8
2006 Fund	9/2006	9/2012	17,642.2	525.7	2.1%	17,116.5	17,585.2	8,178.0	13,456.0
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	6,574.3	841.1	1,859.3
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	11,901.7	1,156.2	2,156.7
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,748.0	—	17.8
Total Private Equity Funds			61,768.0	12,961.5		50,238.8	57,118.7	22,484.7	34,276.0
Co-Investment Vehicles	Various	Various	5,701.3	2,757.4	Various	3,038.5	1,801.7	2,183.5	3,177.9

Total Private Equity			67,469.3	15,718.9		53,277.3	58,920.4	24,668.2	37,453.9

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,217.7	12.8%	756.5	127.1	673.8	518.2
Natural Resources Fund	Various	Various	887.4	2.9	Various	884.5	96.6	809.9	243.6
Global Energy Opportunities	Various	Various	1,026.4	807.9	Various	252.7	53.8	220.9	139.8
Global Infrastructure Investors	9/2011	10/2014	1,040.1	129.8	4.8%	938.2	128.0	910.3	1,014.3
Global Infrastructure Investors II	10/2014	10/2020	3,037.5	2,842.1	4.1%	195.4	—	195.4	215.8
Infrastructure Co-Investments	Various	Various	1,125.0	—	Various	1,125.0	356.5	1,125.0	1,542.3
Real Estate Partners Americas	5/2013	12/2016	1,229.1	614.1	16.3%	755.5	303.6	614.6	690.7
Real Estate Partners Europe	9/2015	(4)	277.0	277.0	36.1%	—	—	—	—
Real Assets			10,596.7	5,891.5		4,907.8	1,065.6	4,549.9	4,364.7

Private Markets Total			$78,066.0	$21,610.4		$58,185.1	$59,986.0	$29,218.1	$41,818.6

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on September 30, 2015, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners’ investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)	Four years from final close.

The tables below present information as of September 30, 2015 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income and has been distributed by the relevant fund. This data does not reflect additional capital raised since September 30, 2015 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,748.0	17.8	8,765.8	27.0%	20.3%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	11,901.7	2,156.7	14,058.4	22.3%	16.4%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8	6,574.3	1,859.3	8,433.6	6.1%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,116.5	17,585.2	13,456.0	31,041.2	11.5%	8.8%	1.8
Asian Fund (2007)	3,983.3	3,853.8	5,343.1	2,541.8	7,884.9	18.9%	13.6%	2.0
European Fund III (2008) (2)	6,138.5	5,309.7	4,392.7	4,312.4	8,705.1	15.8%	10.0%	1.6
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	195.7	48.2	243.9	6.2%	5.4%	1.2
China Growth Fund (2010)	1,010.0	610.5	166.6	686.9	853.5	13.7%	6.6%	1.4
Natural Resources Fund (2010)	887.4	884.5	96.6	243.6	340.2	(44.2)%	(46.9)%	0.4
Global Infrastructure Investors (2011) (2)	1,040.1	938.2	128.0	1,014.3	1,142.3	9.1%	7.6%	1.2
North America Fund XI (2012) (3)	8,718.4	5,555.7	1,597.7	6,268.5	7,866.2	N/A	N/A	N/A
Asian Fund II (2013) (3)	5,825.0	2,599.7	613.7	2,731.2	3,344.9	N/A	N/A	N/A
Real Estate Partners Americas (2013) (3)	1,229.1	755.5	303.6	690.7	994.3	N/A	N/A	N/A
Energy Income and Growth Fund (2013) (3)	1,974.2	756.5	127.1	518.2	645.3	N/A	N/A	N/A
Global Infrastructure Investors II (2014) (2) (3)	3,037.5	195.4	—	215.8	215.8	N/A	N/A	N/A
European Fund IV (2015) (2) (3)	3,418.6	160.9	—	197.2	197.2	N/A	N/A	N/A
Real Estate Partners Europe (2015) (3)	277.0	—	—	—	—	N/A	N/A	N/A
Subtotal - Included Funds	70,213.3	53,768.9	57,774.0	36,958.6	94,732.6	15.2%	11.0%	1.9

All Funds	$86,687.8	$70,243.4	$108,043.3	$36,958.6	$145,001.9	25.6%	18.9%	2.2

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,748.0	17.8	8,765.8	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	5,140.0	11,901.7	1,690.7	13,592.4	28.3%	22.1%	2.6
European Fund II (2005) (2)	5,750.8	5,096.8	6,574.3	1,858.0	8,432.3	8.1%	7.0%	1.7
2006 Fund (2006)	17,642.2	9,050.4	17,585.2	7,641.0	25,226.2	21.8%	19.3%	2.8
Asian Fund (2007)	3,983.3	2,953.6	5,343.1	1,771.2	7,114.3	22.3%	19.1%	2.4
European Fund III (2008) (2)	6,138.5	2,509.4	4,392.7	1,094.6	5,487.3	22.5%	19.1%	2.2
E2 Investors (Annex Fund) (2009) (2)	195.8	67.5	195.7	—	195.7	27.2%	27.2%	2.9
China Growth Fund (2010)	1,010.0	272.0	166.6	235.8	402.4	12.5%	11.4%	1.5
Natural Resources Fund (2010)	887.4	884.6	96.6	243.6	340.2	(44.2)%	(46.9)%	0.4
Global Infrastructure Investors (2011) (2)	1,040.1	653.9	128.0	671.1	799.1	8.0%	8.0%	1.2
North America Fund XI (2012) (4)	8,718.4	—	—	—	—	—	—	—
Asian Fund II (2013) (4)	5,825.0	—	—	—	—	—	—	—
Real Estate Partners Americas (2013) (4)	1,229.1	—	—	—	—	—	—	—
Energy Income and Growth Fund (2013) (4)	1,974.2	—	—	—	—	—	—	—
Global Infrastructure Investors II (2014) (2) (4)	3,037.5	—	—	—	—	—	—	—
European Fund IV (2015) (2) (4)	3,418.6	—	—	—	—	—	—	—
Real Estate Partners Europe (2015) (4)	277.0	—	—	—	—	—	—	—
Subtotal - Included Funds	70,213.3	29,713.6	55,131.9	15,223.8	70,355.7	21.4%	17.9%	2.4

All Realized/Partially Realized Investments	$86,687.8	$46,188.1	$105,401.2	$15,223.8	$120,625.0	25.9%	21.0%	2.6
(1)These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors and Global Infrastructure Investors II include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,538.6 million, €30.0 million and €243.8 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2015 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 36 months prior to September 30, 2015. None of the North America Fund XI, Asian Fund II, Real Estate Partners Americas, Energy Income and Growth Fund, Global Infrastructure Investors II, European Fund IV or Real Estate Partners Europe have invested for at least 36 months as of September 30, 2015. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
An investment is considered partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. None of the North America Fund XI, Asian Fund II, Real Estate Partners Americas, Energy Income and Growth Fund, Global Infrastructure Investors II, European Fund IV or Real Estate Partners Europe have realized a material portion of invested capital. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Existing KKR Private Markets funds may utilize third party financing facilities to provide liquidity to such funds, and in such event IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund.  KKR Private Markets funds also generally provide in certain circumstances, which vary depending on the relevant fund documents, for a portion of capital returned to investors to be restored to unused commitments as recycled capital. For KKR's Private Markets funds that have a preferred return, we take into account recycled capital in the calculation of IRRs and multiples of invested capital because the calculation of the preferred return includes the effect of recycled capital. For KKR's Private Markets funds that do not have a preferred return, we do not take recycled capital into account in the calculation of IRRs and multiples of invested capital. The inclusion of recycled capital generally causes invested and realized amounts to be higher and IRRs and multiples of invested capital to be lower than had recycled capital not been included.  The inclusion of recycled capital would reduce the composite net IRR of all Included Funds by 0.1% and the composite net IRR of all Legacy Funds by 0.5%, and would reduce the composite multiple of invested capital of Included Funds by less than 0.1 and the composite multiple of invested capital of Legacy Funds by 0.4.

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments and long/short credit investment strategies. The funds, accounts, registered investment companies and CLOs in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK) LLP, regulated by the United Kingdom Financial Conduct Authority or FCA. Our Public Markets segment also includes our hedge funds business that offers a variety of investment strategies, including customized hedge fund portfolios and hedge fund-of-fund solutions, and our strategic partnerships with hedge fund managers, in which we have acquired stakes or have seeded. The funds and accounts in our hedge fund business are managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC-registered investment adviser.

We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	AUM	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield (2)	Jul 2008	$2,747	8.50%	7.84%	65% S&P/ LSTA, 35% BoAML HY Master II Index (3)	6.24%
Opportunistic Credit	May 2008	342	13.06%	11.04%	BoAML HY Master II Index (4)	7.52%
Bank Loans (2)	Apr 2011	2,157	5.01%	4.39%	S&P/ LSTA Loan Index (5)	3.73%
High Yield (2)	Apr 2011	845	5.88%	5.31%	BoAML HY Master II Index (6)	4.75%
Bank Loans Conservative	Apr 2011	942	4.72%	4.09%	S&P/ LSTA BB-B Loan Index (7)	3.90%
European Leveraged Loans (8)	Sep 2009	1,678	6.00%	5.47%	CS Inst West European Leveraged Loan Index (9)	5.08%

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

(8)	The AUM amounts reflected have been converted to U.S. dollars based on the exchange rate prevailing on September 30, 2015. The returns presented are calculated based on local currency.
(9) Performance is based on a composite of portfolios that primarily invest in higher quality leveraged loans. The Benchmark used for purposes of comparison for the European Senior Loans strategy is based on the CS Inst West European Leveraged Loan Index.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds. The following table presents information regarding our Public Markets alternative credit funds where investors are subject to capital commitments from inception to September 30, 2015. Some of our alternative credit funds have begun investing more recently and therefore have not yet developed meaningful track records, and thus their performance is not included below. Past performance is no guarantee of future results.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested*	Realized*	Unrealized	Total Value	Gross IRR**	Net IRR**	Multiple of Invested Capital***
($ in Millions)
Special Situations Fund	Dec-12	$2,184.1	$2,015.7	$184.2	$2,230.1	$2,414.3	13.4%	8.4%	1.2
Special Situations Fund II	Dec-14	1,694.5	375.0	—	268.1	268.1	N/A	N/A	N/A
Mezzanine Partners	Mar-10	1,022.8	872.2	435.2	715.2	1,150.4	13.8%	8.2%	1.3
Lending Partners	Dec-11	460.2	368.5	167.7	306.3	474.0	10.8%	8.6%	1.3
Lending Partners II	Jun-14	1,335.9	446.3	13.0	466.7	479.7	8.9%	8.0%	1.1
Lending Partners Europe	Mar-15	$556.6	$13.4	$—	$22.0	$22.0	N/A	N/A	N/A
All Funds		$7,254.1	$4,091.1	$800.1	$4,008.4	$4,808.5			1.2
*                 Recycled capital is excluded from the amounts invested and realized.

**     IRRs measure the aggregate annual compounded returns generated by a fund’s investments over a holding period and include recycled capital. Net IRRs presented are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees.  Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.

***   The multiples of invested capital measure the aggregate value generated by a fund’s investments in absolute terms. Each multiple of invested capital is calculated by adding together the total realized and unrealized values of a fund’s investments and dividing by the total amount of capital invested by the fund. Such amounts do not give effect to the allocation of any realized and unrealized returns on a fund’s investments to the fund’s general partner pursuant to a carried interest or the payment of any applicable management fees and such amounts exclude recycled capital.

For the period beginning in June 2004 through September 30, 2015, our hedge fund-of-funds low volatility strategy, which consists of the majority of our hedge fund-of-funds AUM and FPAUM, generated a gross annualized return of 7.0%. As of September 30, 2015, our hedge fund-of-funds accounted for $10.3 billion of AUM.

The table below presents information as of September 30, 2015 relating to our Public Markets vehicles:

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$7,465	$7,193	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	8,460	8,460	0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	15,925	15,653

Alternative Credit (3)	7,991	7,030	0.75%-1.50% (4)	10.00-20.00%	8.00-12.00%	8-15 Years (2)
Hedge Fund Solutions	10,255	10,251	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
Corporate Capital Trust (5)	3,756	3,756	1.00%	10.00%	7.00%	7 years (5)
Total	$37,927	$36,690

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

Business Environment

Global Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably and our ability to make new investments. According to the Bureau of Economic Analysis as of October 2015, real GDP in the U.S. increased at a seasonally adjusted annualized rate of 1.5% quarter over quarter in the third quarter of 2015 following an increase of 3.9% in the second quarter of 2015, a revised figure provided by the Bureau of Economic Analysis. According to the Bureau of Labor Statistics, the U.S. unemployment rate decreased to 5.1% as of September 30, 2015 compared to 5.3% as of June 30, 2015. As of October 2015, Bloomberg consensus estimates project second quarter real GDP growth in the Euro Area of 1.7% relative to the same period in the prior year, an improvement from the actual increase in real GDP of 1.5% in the second quarter of 2015 relative to the same period in the prior year. While Greece accepted the conditions necessary to extend its bailout and remain in the euro, at least in the near term, its ability to meet those conditions and sustain its membership in the European Union remain uncertain. In the event of an exit, losses incurred by Greece’s counterparties could have adverse repercussions across financial markets, which could adversely affect valuations within our European investments. According to the China Bureau of National Statistics, real GDP in China increased 1.8% in the third quarter of 2015 following an increase of 1.8% in the second quarter of 2015. As of October 2015, the IMF estimates that China’s economy will expand at a lower rate in 2015 than in previous years. This structural slowdown could adversely impact the value of our investments in China and the global economy generally and other emerging markets, in particular, could also suffer from weaker Chinese imports of both commodities and finished goods. In addition, the sharp correction and high volatility in China's stock market coupled with the devaluation of the Chinese yuan may adversely impact the value of our investments in China and make it more difficult to access capital in those markets. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Annual Report”).
Global Equity and Credit Markets. Global equity and debt markets have a substantial effect on our financial condition and results of operations. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns in our funds that generate carry. Periods of volatility and dislocation in the capital markets present substantial risks, but also can present us with opportunities to invest at reduced valuations that position us for future growth.

Most of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. Global equity markets finished down for the quarter ended September 30, 2015, with the S&P 500 Index down 6.4% and the MSCI World Index down 8.3% on a total return basis including dividends. Equity market volatility increased during the quarter as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, which began the quarter at 18.2 and ended at 24.5 on September 30, 2015. For a further discussion of our valuation methods, see “Risk Factors-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” in our Annual Report and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.
Many of our investments are in credit instruments, and our funds and their portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing would reduce our returns and decrease our net income. In particular due in part to holdings of credit assets such as CLOs on our balance sheet, the performance of the credit markets can have an amplified impact on our financial results, as we would directly bear the full extent of such losses. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit investments, increased credit spreads lead to a reduction in the value of these investments, if not offset by hedging or other factors. Within credit markets, spreads have widened significantly in the quarter ended September 30, 2015 and remain significantly above levels a year ago. Low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies may cause the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions.
The subinvestment grade credit indices fell during the quarter, with the S&P/LSTA Leveraged Loan Index down 1.4% and the BoAML HY Master II Index down 4.9%during the quarter ended September 30, 2015, respectively. In the quarter ended September 30, 2015, government bond yields declined when the U.S. Federal Reserve concluded that although economic conditions in the U.S. generally met its expectations, an increase in the target range was not warranted in light of global economic uncertainty. In the third quarter ended September 30, 2015, 10-year government bond yields fell 32 basis points in the United States, 18 basis points in Germany, 11 basis points in Japan, and 35 basis points China. For further discussion of the impact of global credit markets on our financial condition and results of operations, see “Risk Factors - Risks Related to the Assets We Manage -Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income,” “-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” and “- Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility, which has become more pronounced in recent quarters, can also affect our businesses which deal in cross‑border trade. U.S. dollar appreciation relative to other currencies is likely to cause a decrease in the U.S. dollar value of our non‑U.S. investments to the extent unhedged, contributing to portfolio companies that export to the U.S. suffering a decline in revenues, and making the exports of U.S. based companies less competitive. While this may cause a decrease in the U.S. dollar values of our assets and portfolio companies outside the United States, we also expect it to create opportunities to invest at more attractive U.S. dollar prices in certain countries. The euro strengthened modestly, rising 0.3% in the quarter ended September 30, 2015, while the British pound fell 3.7% relative to the U.S. dollar. In China, the 4.4% cumulative devaluation of the yuan in August 2015, which effectively made Chinese exports cheaper and imports more expensive, may impact global trade substantially for the reasons discussed above. For additional information regarding our foreign exchange rate risk, see “Quantitative and Qualitative Disclosure About Market Risk - Exchange Rate Risk” in this report and our Annual Report.
Commodity Markets. Our Private Markets portfolio contains energy real asset investments and certain of our Public Markets strategies and products, including direct lending, special situations and CLOs have meaningful investments in energy sector. The value of these investments are influenced by the price of natural gas and oil. The 2017 price of WTI crude oil decreased from approximately $64 per barrel to $53 per barrel and the 2017 price of natural gas decreased from approximately $3.36 per mcf to $2.98 per mcf as of June 30, 2015 and September 30, 2015, respectively. If such decline in prices persists or worsens or if it is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, due in part to holdings of energy assets on our balance sheet, which have a fair value of $0.6 billion as of September 30, 2015, these price movements can have an amplified impact on our financial results, as we would directly bear the full extent of such losses. For additional information regarding our energy real assets, see “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies-Real Asset Investments” in this report and “Risk Factors - Risks Related to the Assets We Manage - Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report.
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

In accordance with accounting principles generally accepted in the United States of America, or GAAP, certain entities, including a substantial number of our funds and CFEs, are consolidated notwithstanding the fact that we may hold only a minority economic interest in those entities. In particular, in the majority of our consolidated funds and other investment vehicles, we hold a general partner interest that gives us substantive controlling rights over such funds and vehicles. With respect to our consolidated funds and vehicles, we generally have operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, also known as kick-out rights. As of September 30, 2015, our AUM in our Private Markets segment included 22 consolidated investment funds and 19 unconsolidated investment vehicles. Our AUM in our Public Markets segment included 29 consolidated investment vehicles, including CLOs, and 68 unconsolidated vehicles.

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

Expenses

Compensation and Benefits

Compensation and benefits expense includes cash compensation consisting of salaries, bonuses, and benefits, as well as equity-based compensation consisting of charges associated with the vesting of equity-based awards and carry pool allocations. All employees of certain consolidated entities receive a base salary that is paid by KKR or its consolidated entities, and is accounted for as compensation and benefits expense. These employees are also eligible to receive discretionary cash bonuses based on performance, overall profitability and other matters. While cash bonuses paid to most employees are borne by KKR and certain consolidated entities and result in customary compensation and benefits expense, cash bonuses that are paid to certain employees are currently borne by KKR Holdings. These bonuses are funded with distributions that KKR Holdings receives on KKR Group Partnership Units held by KKR Holdings but are not then passed on to holders of unvested units of KKR Holdings. The distributions to be paid by KKR are expected to decrease in 2016 and subsequent years as a result of the change in distribution policy announced on October 27, 2015. See "Risk Factors - Risks Related to Our Business -- If we cannot retain and motivate our principals and other key personnel and recruit, retain and motivate new principals and other key personnel, our business, results and financial condition could be adversely affected" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Because employees are not entitled to receive distributions on units that are unvested, any amounts allocated to employees in excess of an employee's vested equity interests are reflected as employee compensation and benefits expense. These compensation charges are recorded based on the unvested portion of quarterly earnings distributions received by KKR Holdings at the time of the distribution.

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

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.”

The following tables set forth information regarding our results of operations for the three and nine months ended September 30, 2015 and 2014.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended
	September 30, 2015	September 30, 2014	Change
	($ in thousands)
Revenues
Fees and Other	$188,626	$344,768	$(156,142)

Expenses
Compensation and Benefits	96,959	320,423	(223,464)
Occupancy and Related Charges	16,484	15,501	983
General, Administrative and Other	163,477	168,486	(5,009)
Total Expenses	276,920	504,410	(227,490)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(1,555,681)	298,259	(1,853,940)
Dividend Income	270,759	599,020	(328,261)
Interest Income	299,485	260,292	39,193
Interest Expense	(151,554)	(96,618)	(54,936)
Total Investment Income (Loss)	(1,136,991)	1,060,953	(2,197,944)

Income (Loss) Before Taxes	(1,225,285)	901,311	(2,126,596)

Income Taxes	(7,390)	29,267	(36,657)

Net Income (Loss)	(1,217,895)	872,044	(2,089,939)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(12,925)	(2,462)	(10,463)
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	(1,014,382)	784,568	(1,798,950)

Net Income (Loss) Attributable to KKR & Co. L.P.	$(190,588)	$89,938	$(280,526)

Fees and Other

The net decrease was primarily due to (i) a $95.7 million decrease in transaction fees, (ii) a $39.8 million decrease in revenues earned by consolidated oil and gas producing entities, (iii) an $11.6 million decrease in monitoring fees and (iv) a $7.1 million decrease in incentive fees. The decrease in transaction fees was primarily attributable to a decrease in both our Private Markets segment and a decrease in our Capital Markets segment. In our Private Markets segment there was a decrease in both the number of transaction fee generating investments and the average fee earned on completed investments. During the three months ended September 30, 2015, in our Private Markets segment there were 5 transaction fee-generating investments with a total combined transaction value of approximately $1.8 billion compared to 12 transaction fee-generating investments with a total combined transaction value of approximately $4.0 billion during the three months ended September 30, 2014. Transaction fees in our Private Markets segment vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. In our Capital Markets Segment transaction fees decreased primarily due to a decrease in equity placement fees as well as the size of capital markets transactions for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. We completed 27 capital markets transactions for the three months ended September 30, 2015 of which 2 represented equity offerings and 25 represented debt offerings, as compared to 37 transactions for the three months ended September 30, 2014 of which 5 represented equity offerings and 32 represented debt offerings. Revenues earned by consolidated oil and gas producing entities decreased primarily reflecting reduced production volumes that resulted from assets sold in the third and fourth quarters of 2014, as well as a decrease in oil prices for the three months ended September 30, 2015 as compared to the prior period. The decrease in monitoring fees was primarily the result of a decrease in recurring monitoring fees in our Private Markets segment due to a decrease in the number of portfolio companies paying a monitoring fee and a decrease in the average size of the fee. For the three months ended September 30, 2015, we had 43 portfolio companies that were paying an average monitoring fee of $0.4 million compared with 51 portfolio companies that were paying an average monitoring fee of $0.5 million for the three months ended September 30, 2014. In future quarters, we anticipate that recurring monitoring fees will continue to decrease as a result of realizations and other transactions such as initial public offerings, if not offset by additional portfolio companies paying recurring monitoring fees. The decrease in incentive fees from our Public Markets Segment was driven by lower overall performance, as compared to the prior period.

Expenses

The decrease was primarily due to a $223.5 million decrease in compensation and benefits and a $5.0 million decrease in general administrative and other expense. The decrease in compensation and benefits expense was primarily due to reversals of carry pool allocations as a result of carried interest losses during the three months ended September 30, 2015 as compared to carried interest income for the three months ended September 30, 2014. To a lesser extent the decrease in compensation and benefits expense was due to lower cash compensation and benefits consistent with a lower level of fee income in the current period which generally results in lower compensation expense. The decrease in general administrative and other expense was primarily attributable to (i) a decrease in expenses of our consolidated oil and gas producing entities that resulted primarily from assets sold in the third and fourth quarters of 2014 and a reduction in depreciation in 2015 as a result of an impairment of the long-lived assets of these entities in the fourth quarter of 2014 and (ii) a decrease in expenses reimbursable by investment funds. Offsetting these decreases was an impairment charge relating to long-lived assets at our consolidated oil and gas producing entities during the three months ended September 30, 2015.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended September 30,
	2015	2014
	($ in thousands)
Net Gains (Losses) from Private Equity Investments	$(812,674)	$229,005
Other Net Gains (Losses) from Investment Activities	(743,007)	69,254
Net Gains (Losses) from Investment Activities	$(1,555,681)	$298,259

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

	Three Months Ended September 30,
	2015	2014
	($ in thousands)
Realized Gains	$1,141,286	$918,902
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(1,070,948)	(981,943)
Realized Losses	(202,068)	(985)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	202,068	985
Unrealized Gains from Changes in Fair Value	1,289,821	1,956,009
Unrealized Losses from Changes in Fair Value	(2,172,833)	(1,663,963)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$(812,674)	$229,005

(a)	Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)	Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.
A significant driver of net gains (losses) from investment activities for the three months ended September 30, 2015 was related to unrealized gains and losses from changes in fair value in our private markets investments. The decrease in the value of our private markets portfolio was driven primarily by net unrealized losses of $0.5 billion, $0.2 billion and $0.1 billion in our Asian Fund II, Asian Fund and Natural Resources Fund respectively.  For the three months ended September 30, 2015, the value of our private equity investment portfolio decreased 1.4%. This was comprised of a 7.4% decrease in the share prices of various publicly held or publicly indexed investments partially offset by a 1.0% increase in value of our privately held investments. Our portfolio of publicly held private equity investments in China experienced the most significant losses with a decrease in value of 38.6% and included unrealized losses related to Qingdao Haier (CH: 600690) and Fujian Sunner Development Co. Ltd. (SZ: 002299). Other significant unrealized losses in our publicly held investments included HCA, Inc. (NYSE: HCA). These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were in Walgreens Boots Alliance Inc. (NASDAQ: WBA) and PRA Health Sciences, Inc. (NASDAQ: PRAH). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to SunGard Data Systems, Inc. (technology sector), Panasonic Healthcare Co. Ltd (healthcare sector) and Asia Dairy Holdings (consumer products sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aceco TI S.A. (technology sector), China International Capital Corporation (financial services sector) and Westbrick Energy Ltd. (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of SunGard Data Systems, Inc. and Asia Dairy Holdings, valuations that reflect agreements to sell these investments in whole or in part and (ii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) individual company performance or, in certain cases, an unfavorable business outlook.

A significant driver of net gains (losses) from investment activities for the three months ended September 30, 2014 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were driven primarily by net unrealized gains of $0.4 billion, $0.3 billion and $0.3 billion in our European Fund III, North America Fund XI and Asian Fund, respectively, partially offset by $0.4 billion of net unrealized losses at our European Fund II. Approximately 2.7% of the net change in value for the three months ended September 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on Qingdao Haier, HCA, Inc. and Far East Horizon Ltd. (HK: 3360). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A. (FP: TKTT), Pets at Home Ltd. (LSE: PETS) and RigNet (NASDAQ: RNET). Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Versatel GmbH (telecom sector), WILD Flavors GmbH (consumer products sector) and PRA International (healthcare sector). The unrealized gains in our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions (technology sector), Alliance Boots GmbH (healthcare sector) (renamed Walgreens Boots Alliance, Inc. subsequent to the acquisition of it by Walgreens Co.) and Academy Sports and Outdoors (retail sector). The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Versatel GmbH and WILD Flavors GmbH, an increase that primarily reflected the valuation of agreements to sell these investments that were completed in October 2014.  The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook, and in the case of Alliance Boots GmbH, a decrease that primarily reflects the unfavorable impact of foreign exchange movements during the quarter.

Dividend Income

During the three months ended September 30, 2015 we received dividends of $123.7 million from WMF (consumer products sector), $80.5 million from Academy Sports and Outdoors, $30.3 million from Wuhan Optics Valley Project (real estate sector) and an aggregate of $36.3 million of dividends from other investments. During the three months ended September 30, 2014, we received dividends of $178.4 million from Visma (technology sector), $171.6 million from Capsugel (healthcare sector), $87.7 million from WMF and an aggregate of $161.3 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

The increase was primarily due to the consolidation of CMBS entities beginning in the second quarter of 2015.

Interest Expense

The increase was primarily due to (i) the consolidation of CMBS entities beginning in the second quarter of 2015, (ii) interest expense on our 2044 Senior Notes issued on March 18, 2015 and (iii) increased interest expense related to financing facilities entered into by our consolidated investment funds for purposes of financing their operating and investing activities.

Income (Loss) Before Taxes

The loss was primarily due to the investment losses as described above.

Income Taxes

The income tax benefit for the three months ended September 30, 2015 was due primarily to unrealized losses during the period at investment funds within the KKR Group Partnerships that are subject to corporate taxes.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

The decrease was primarily driven by investment losses from a fund in our hedge funds platform during the period.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

The loss attributable to noncontrolling interests for the three months ended September 30, 2015, was due primarily to the investment losses as described above.

Net Income (Loss) Attributable to KKR & Co. L.P.

The loss for the three months ended September 30, 2015, was due primarily to the investment losses as described above.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
	($ in thousands)
Revenues
Fees and Other	$735,845	$897,064	$(161,219)

Expenses
Compensation and Benefits	873,649	1,010,191	(136,542)
Occupancy and Related Charges	48,388	46,968	1,420
General, Administrative and Other	424,093	505,747	(81,654)
Total Expenses	1,346,130	1,562,906	(216,776)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	3,474,748	4,242,289	(767,541)
Dividend Income	710,130	968,626	(258,496)
Interest Income	898,628	638,124	260,504
Interest Expense	(402,944)	(197,346)	(205,598)
Total Investment Income (Loss)	4,680,562	5,651,693	(971,131)

Income (Loss) Before Taxes	4,070,277	4,985,851	(915,574)

Income Taxes	39,295	57,145	(17,850)

Net Income (Loss)	4,030,982	4,928,706	(897,724)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(11,883)	1,366	(13,249)
Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital	3,586,640	4,449,146	(862,506)

Net Income (Loss) Attributable to KKR & Co. L.P.	$456,225	$478,194	$(21,969)

Fees and Other

The net decrease was due to (i) a decrease in transaction fees of $142.0 million, (ii) a decrease in revenues earned by consolidated oil and gas producing entities of $53.1 million and (iii) a decrease in incentive fees of $24.2 million. These decreases were partially offset by an increase in monitoring fees of $74.4 million. The decrease in transaction fees was primarily attributable to (i) a decrease in the number and size of fee generating investments completed during the nine months ended September 30, 2015 in our Private Markets segment and (ii) a decrease in transaction fees in our Capital Markets segment due a decrease in the size of capital markets transactions when compared to the prior period. During the nine months ended September 30, 2015 our Private Markets segment had 24 transaction-fee generating investments with a total combined transaction value of approximately $10.0 billion compared to 28 transaction-fee generating investments with a total combined transaction value of approximately $14.5 billion during the nine months ended September 30, 2014. Transaction fees in our Private Markets segment vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. In our Capital Markets segment, we completed 88 transactions for the nine months ended September 30, 2015 of which 13 represented equity offerings and 75 represented debt offerings, as compared to 114 transactions for the nine months ended September 30, 2014 of which 11 represented equity offerings and 103 represented debt offerings. The decrease in revenue earned by consolidated oil and gas producing entities was primarily the result of a decrease in oil prices for the nine months ended September 30, 2015 as compared to the prior period, and to a lesser extent, reduced production volumes that resulted from assets sold in the third and fourth quarters of 2014, partially offset by revenues of oil and gas producing entities of KFN, which was acquired on April 30, 2014. The decrease in incentive fees is primarily the result of our acquisition of KFN on April 30, 2014, as incentive fees from KFN after that date were eliminated from segment results. Incentive fees were also lower due to lower overall performance in our credit and hedge funds platforms. The net increase in monitoring fees in our Private Markets segment was primarily the result of $121.1 million of fees received in the first nine months of 2015 from the termination of monitoring fee arrangements in connection with the exits or partial exits of Alliance Boots GmbH, Big Heart Pet Brands (consumer products sector) and Biomet, Inc. (healthcare sector) and the IPO of GoDaddy, Inc. (GDDY), compared to $11.3 million of such fees received during the first nine months of 2014. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with sale activity in our private equity portfolio. This increase in monitoring fees from termination payments was partially offset by a decrease in recurring monitoring fees as a result of a decrease in the number of portfolio companies paying a monitoring fee and a decrease in the average size of the fee. For the nine months ended September 30, 2015, we had 47 portfolio companies that were paying an average monitoring fee of $1.1 million compared with 53 portfolio companies that were paying an average monitoring fee of $1.6 million for the nine months ended September 30, 2014. In future periods, we anticipate that recurring monitoring fees will continue to decrease as a result of realizations and other transactions such as initial public offerings, if not offset by additional portfolio companies paying recurring monitoring fees.

Expenses

The decrease was primarily due to a decrease in compensation and benefits of $136.5 million and a decrease in general administrative and other expense of $81.7 million. The decrease in compensation and benefits expense was primarily due to lower carry pool allocations as a result of the recognition of a lower level of carried interest during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as well as a decrease in cash compensation and benefits consistent with a lower level of fee income in the current period which generally results in lower compensation expense. The decrease in general administrative and other expense was primarily attributable to (i) a decrease in expenses of our consolidated oil and gas producing entities that resulted primarily from assets sold in the third and fourth quarters of 2014 and a reduction in depreciation in 2015 as a result of an impairment of the long-lived assets of these entities in the fourth quarter of 2014 and (ii) a decrease in expenses reimbursable by investment funds. Offsetting these decreases was an impairment charge relating to long-lived assets at our consolidated oil and gas producing entities during the nine months ended September 30, 2015.

Net Gains (Losses) from Investment Activities

The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
Net Gains (Losses) from Private Equity Investments	$3,914,574	$3,800,091
Other Net Gains (Losses) from Investment Activities	(439,826)	442,198
Net Gains (Losses) from Investment Activities	$3,474,748	$4,242,289

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

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
Realized Gains	$4,136,598	$5,155,342
Unrealized Losses from Sales of Investments and Realization of Gains (a)	(3,515,272)	(5,215,562)
Realized Losses	(220,467)	(696,303)
Unrealized Gains from Sales of Investments and Realization of Losses (b)	209,659	696,303
Unrealized Gains from Changes in Fair Value	7,164,724	6,709,837
Unrealized Losses from Changes in Fair Value	(3,860,668)	(2,849,526)
Net Gains (Losses) from Investment Activities - Private Equity Investments	$3,914,574	$3,800,091

(a)	Amounts represent the reversal of previously recognized unrealized gains in connection with realization events where such gains become realized.

(b)	Amounts represent the reversal of previously recognized unrealized losses in connection with realization events where such losses become realized.

A significant driver of net gains (losses) from investment activities for the nine months ended September 30, 2015 was related to unrealized gains and losses from changes in fair value in our private equity investments. The net increase in the market value of our private equity portfolio was driven primarily by net unrealized gains of $1.4 billion, $1.0 billion and $0.4 billion in our 2006 Fund, North America Fund XI and European Fund III, respectively. For the nine months ended September 30, 2015, the value of our private equity investment portfolio increased 10.5%. This was comprised of a 12.5% increase in share prices of various publicly held or publicly indexed investments and a 9.0% increase in the value of our privately held investments.  The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Walgreens Boots Alliance, Inc., PRA Health Sciences, Inc. and Go Daddy, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet, CITIC Envirotech Ltd. and Far Eastern Horizon Ltd. (HK:3360). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation (financial services sector), Capital Safety Group (industrial sector) and Alliant Insurance Services (financial services sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd. (industrial sector), US Foods (retail sector) and Aceco TI S.A. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments, in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook, (ii) a decrease in the value of market comparables and (iii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

A significant driver of net gains (losses) from investment activities for the nine months ended September 30, 2014 is related to unrealized gains and losses from changes in fair value in our private equity investments. The net unrealized investment gains in our private equity portfolio were primarily driven by net unrealized gains of $1.4 billion, $1.3 billion and $0.9 billion in our European Fund III, 2006 Fund and Asian Fund, respectively. Approximately 13.5% of the net change in value for the nine months ended September 30, 2014 was attributable to changes in share prices of various publicly-listed investments, the most significant of which were gains on HCA, Inc., NXP Semiconductors N.V. (NASDAQ:NXP) and Yageo Corporation (TW: 2327). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A. and Pets at Home Ltd. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Boots GmbH, WILD Flavors GmbH and Biomet, Inc. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions, Samson Resources (energy sector) and Laureate Education, Inc. (education sector). The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance, (ii) in the case of WILD Flavors GmbH and Biomet, Inc., an increase that primarily reflected the valuation of agreements to sell these investments, with the sale of WILD Flavors GmbH completed in October 2014, and (iii) in the case of Alliance Boots GmbH, primarily due to a previously announced transaction and to a lesser extent an increase in the value of a publicly traded stock that was delivered pursuant to this previously announced transaction.   The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

During the nine months ended September 30, 2015 we received dividends of $123.7 million from WMF, $114.9 million from United Envirotech Ltd. (recycling sector), $86.2 million from MMI Holdings Limited (technology sector), $80.5 million from Academy Sports and Outdoors, $65.9 million from Aricent Inc. (technology sector) and an aggregate of $238.9 million of dividends from other investments. During the nine months ended September 30, 2014, we received dividends of $178.4 million from Visma, $171.6 million from Capsugel, $162.1 million from Capital Safety Group and an aggregate of $456.5 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

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

Income (Loss) Before Taxes

The decrease was primarily due to the decrease in investment income as described above.

Income Taxes

The decrease was primarily due to a lower level of income as a result of unrealized losses during the third quarter of 2015 at investment funds in the KKR Group Partnerships that are subject to corporate taxes. This decrease was partially offset by an increase in KKR & Co. L.P.'s weighted average ownership percentage in the KKR Group Partnerships from approximately 48.2% for the nine months ended September 30, 2014 to approximately 54.6% for the nine months ended September 30, 2015. The increase in ownership is primarily the result of the issuance of KKR & Co. L.P. common units in connection with our acquisition of KFN. This increase in ownership subjects a greater level of income to corporate taxes.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

The decrease was primarily driven by investment losses from KKR Apex Master Fund for the nine months ended September 30, 2015.

Net Income (Loss) Attributable to Noncontrolling Interests and Appropriated Capital

The decrease was primarily driven by lower investment income as described above and a decrease in KKR Holdings' weighted average ownership percentage in the KKR Group Partnerships, primarily as a result of the acquisition of KFN, from approximately 51.8% for the nine months ended September 30, 2014 to 45.4% for the nine months ended September 30, 2015.

Net Income (Loss) Attributable to KKR & Co. L.P.

Net Income attributable to KKR & Co L.P. for the nine months ended September 30, 2015 remained largely unchanged from the nine months ended September 30, 2014 as a result of lower investment income as described above, which was offset by an increase in KKR & Co. L.P’s weighted average ownership percentage in the KKR Group Partnerships from approximately 48.2% for the nine months ended September 30, 2014 to approximately 54.6% for the nine months ended September 30, 2014.

Segment Analysis

The following is a discussion of the results of our three reportable business segments for three and nine months ended September 30, 2015 and 2014. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the condensed consolidated financial statements and related notes included elsewhere in this report.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and nine months ended September 30, 2015 and 2014.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended
	September 30, 2015	September 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$118,250	$107,443	$10,807
Monitoring Fees	24,964	30,449	(5,485)
Transaction Fees	17,732	67,772	(50,040)
Fee Credits	(20,266)	(58,810)	38,544
Total Management, Monitoring and Transaction Fees, Net	140,680	146,854	(6,174)

Performance Income
Realized Carried Interest	265,291	236,126	29,165
Incentive Fees	—	—	—
Unrealized Carried Interest	(394,126)	53,776	(447,902)
Total Performance Income	(128,835)	289,902	(418,737)

Investment Income (Loss)
Net Realized Gains (Losses)	59,880	165,047	(105,167)
Net Unrealized Gains (Losses)	(149,865)	8,293	(158,158)
Total Realized and Unrealized	(89,985)	173,340	(263,325)
Net Interest and Dividends	3,538	21,463	(17,925)
Total Investment Income (Loss)	(86,447)	194,803	(281,250)

Total Segment Revenues	(74,602)	631,559	(706,161)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	57,991	59,991	(2,000)
Realized Allocation to Carry Pool	106,116	94,451	11,665
Unrealized Allocation to Carry Pool	(156,874)	21,729	(178,603)
Total Compensation and Benefits	7,233	176,171	(168,938)
Occupancy and related charges	11,937	11,460	477
Other operating expenses	39,674	44,619	(4,945)
Total Segment Expenses	58,844	232,250	(173,406)

Income (Loss) attributable to noncontrolling interests	250	342	(92)

Economic Net Income (Loss)	$(133,696)	$398,967	$(532,663)

Assets Under Management	$60,781,200	$59,168,300	$1,612,900
Fee Paying Assets Under Management	$46,199,000	$45,591,600	$607,400
Equity Invested	$867,000	$2,389,200	$(1,522,200)
Uncalled Commitments	$21,610,400	$14,907,300	$6,703,100

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in transaction fees of $50.0 million and a decrease in monitoring fees of $5.5 million, partially offset by an increase in management fees of $10.8 million and a decrease in fee credits of $38.5 million. The decrease in transaction fees was primarily attributable to a decrease in the number of transaction fee generating investments and a decrease in the average fee earned on investments completed. During the three months ended September 30, 2015, there were 5 transaction fee-generating investments with a total combined transaction value of approximately $1.8 billion compared to 12 transaction fee-generating investments with a total combined transaction value of approximately $4.0 billion during the three months ended September 30, 2014. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in monitoring fees was primarily the result of a decrease in recurring monitoring fees due to a decrease in the number of portfolio companies paying a monitoring fee and a decrease in the average size of the fee. For the three months ended September 30, 2015, we had 43 portfolio companies that were paying an average monitoring fee of $0.4 million compared with 51 portfolio companies that were paying an average monitoring fee of $0.5 million for the three months ended September 30, 2014. In future quarters, we anticipate that recurring monitoring fees will continue to decrease as a result of realizations and other transactions such as initial public offerings, if not offset by additional portfolio companies paying recurring monitoring fees. This decrease in monitoring fees was partially offset by an increase in non recurring monitoring fees as a result of a $7.0 million monitoring fee received in the third quarter of 2015 in connection with the termination of a monitoring agreement. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with sale or IPO activity in our private equity portfolio. The decrease in fee credits is due primarily to a lower level of transaction and monitoring fees. The increase in management fees was primarily due to an increase in capital raised in Global Infrastructure Investors II and European Fund IV partially offset by a decrease in management fees attributable to lower invested capital in our 2006 Fund, European Fund III and European Fund II as a result of realizations. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

The net decrease is attributable to net carried interest losses primarily reflecting overall decreases in the value of our private equity portfolio.
Realized carried interest for the three months ended September 30, 2015 consisted primarily of realized gains from the sales and partial sales of Capital Safety Group, Alliant Insurance Services and KKR Debt Investors 2006 S.a.r.l (financial services).

Realized carried interest for the three months ended September 30, 2014 consisted primarily of realized gains from the sale of Ipreo Holdings LLC (media sector) and the partial sale of Visma and a dividend received from Capsugel.

The following table presents net unrealized carried interest by investment vehicle for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	($ in thousands)
European Fund II	$24,549	$(68,819)
Global Infrastructure Investors	4,762	—
Real Estate Partners Americas	1,269	3,457
Millennium Fund	(2,060)	42,709
European Fund IV	(2,614)	—
European Fund	(4,162)	4
E2 Investors	(5,418)	(3,861)
Co-Investment Vehicles and Other	(4,966)	5,132
China Growth Fund	(8,332)	(1,957)
European Fund III	(24,196)	33,002
Asian Fund	(33,632)	25,501
North America Fund XI	(54,511)	61,002
Asian Fund II	(103,103)	45,906
2006 Fund	(177,925)	(83,699)
Management Fee Refunds	(3,787)	(4,601)

Total (a)	$(394,126)	$53,776

(a)	The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the three months ended September 30, 2015, the net unrealized carried interest loss of $(394.1) million included $136.0 million representing net decreases in the value of various portfolio companies and unrealized losses of $258.1 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the three months ended September 30, 2015, the value of our private equity investment portfolio decreased 1.4%. This was comprised of a 7.4% decrease in the share prices of various publicly held or publicly indexed investments partially offset by a 1.0% increase in value of our privately held investments. Our portfolio of publicly held private equity investments in China experienced the most significant losses with a decrease in value of 38.6% and included unrealized losses related to Qingdao Haier and Fujian Sunner Development Co Ltd. Other significant unrealized losses in our publicly held investments included HCA, Inc. These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were in Walgreens Boots Alliance Inc. and PRA Health Sciences, Inc. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to SunGard Data Systems, Inc., Panasonic Healthcare Co. Ltd and Asia Dairy Holdings. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aceco TI S.A., China International Capital Corporation and Westbrick Energy Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of SunGard Data Systems, Inc. and Asia Dairy Holdings valuations that reflect agreements to sell these investment in whole or in part and (ii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains for the three months ended September 30, 2015 resulted primarily from the sale or partial sales of Capital Safety Group, KKR Debt Investors 2006 S.a.r.l. and Alliant Insurance Services.

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

For the three months ended September 30, 2014, the value of our private equity investment portfolio increased 2.2%.  Increased share prices of various publicly held investments comprised approximately 2.7% of the net increase in value for the three months ended September 30, 2014, the most significant of which were gains on Qingdao Haier, HCA, Inc. and Far East Horizon Ltd. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Tarkett S.A., Pets at Home Ltd. and RigNet. Our privately-held investments contributed the remainder of the change in value, the most significant of which were gains relating to Versatel GmbH, WILD Flavors GmbH and PRA International. The unrealized gains on our privately-held investments were partially offset by unrealized losses relating primarily to Northgate Information Solutions, Alliance Boots GmbH and Academy Sports and Outdoors. The increased valuations of individual companies in our privately-held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Versatel GmbH and WILD Flavors GmbH, an increase that primarily reflected the valuation of agreements to sell these investments that were completed in October 2014.  The decreased valuations of individual companies in our privately-held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook, and in the case of Alliance Boots GmbH, a decrease that primarily reflected a decrease in the value of a publicly traded stock that was delivered pursuant to a previously announced transaction.

The reversals of previously recognized net unrealized gains for the three months ended September 30, 2014 resulted primarily from the sale of Ipreo Holdings LLC and the partial sale of Visma.

Investment Income

The net decrease is primarily due to a decrease in total realized and unrealized gains of $263.3 million and a decrease in net interest and dividends of $17.9 million.
For the three months ended September 30, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments, including the sales of The Nielsen Company B.V. (NYSE:NLSN) and Capital Safety Group and the partial sale of Alliant Insurance Services. Net unrealized losses were primarily attributable to decreases in value of various private equity investments most notably HCA Inc., and Zimmer Biomet Holdings (healthcare sector), as well as unrealized losses in our energy investments, most notably Trinity River Energy (energy sector) and Blackhawk Energy (energy sector). In addition, we had unrealized losses related to the reversal of gains on sales of investments noted in the realized gains commentary above.
For the three months ended September 30, 2014, net realized gains were comprised primarily of gains from the secondary sale of certain private equity investments held on our balance sheet and sales or partial sales of ProSiebenSat.1 Media AG (XETRA:PSM), Visma and Ipreo Holdings LLC, all of which aggregated $142.8 million.  The net unrealized gains are related primarily to an increase in value of various investments, most notably Blackhawk Energy (energy sector), HCA, Inc. and WILD Flavors GmbH, partially offset by reversals of previously recognized net unrealized gains in connection with the sales of the investments noted in the realized gains commentary above.

For the three months ended September 30, 2015, net interest and dividends were comprised of (i) $5.8 million of interest income which consists primarily of interest that is received from our cash balances and other assets, (ii) $27.7 million of dividend income from distributions received through investments in our investment funds and other assets less (iii) $30.0 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN, a portion of which are allocable to the Private Markets segment. For the three months ended September 30, 2014, net interest and dividends were comprised of (i) $7.8 million of interest income which consists primarily of interest that is received from our cash balances and other assets, (ii) $37.3 million of dividend income from distributions received through our investment funds and other assets less (iii) $23.6 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN, a portion of which are allocable to Private Markets.  The decrease from the prior period is primarily due to a decrease in dividend income in our private equity portfolio as well as higher allocations of interest expense to the Private Markets segment as a result of our 2044 Senior Notes issued on May 18, 2015.

Segment Expenses

Compensation and Benefits

The net decrease was due primarily to reversals of allocations to carry pool driven by the carried interest losses as discussed in "Performance Income" above. The net decrease was also due to lower cash compensation and benefits consistent with a lower level of fee income in the current period.

Occupancy and Other Operating Expenses

The net decrease was primarily driven by a decrease in professional fees and other expenses partially offset by an increase in expenses for unconsummated transactions, also known as broken deal expenses.

Economic Net Income (Loss)

The decrease was primarily due to the losses in performance and investment income, partially offset by a decrease in segment expenses as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from June 30, 2015 to September 30, 2015:

($ in thousands)
June 30, 2015	$63,129,200
New Capital Raised	999,500
Distributions	(2,697,400)
Change in Value	(650,100)
September 30, 2015	$60,781,200

AUM for the Private Markets segment was $60.8 billion at September 30, 2015, a decrease of $2.3 billion, compared to $63.1 billion at June 30, 2015. The decrease was primarily attributable to distributions to private equity fund investors comprised of $1.7 billion of realized gains and $1.0 billion of return of original cost and to a lesser extent a decrease in value of our private markets portfolio. These decreases were offset by new capital raised primarily in European Fund IV and Global Infrastructure Investors II.

The decrease in the value of our private markets portfolio was driven primarily by net unrealized losses of $0.5 billion, $0.2 billion and $0.1 billion in our Asian Fund II, Asian Fund and Natural Resources Fund, respectively.  This net decrease in value was largely comprised of a 7.4% decrease in the share prices of various publicly held or publicly indexed investments offset by a 1.0% increase in value of our privately held investments. Our portfolio of publicly held private equity investments in China experienced the most significant losses with a decrease in value of 38.6% and included unrealized losses related to Qingdao Haier and Fujian Sunner Development Co Ltd. Other significant unrealized losses in our publicly held investments included HCA, Inc. These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were Walgreens Boots Alliance Inc. and PRA Health Sciences, Inc. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to SunGard Data Systems, Inc., Panasonic Healthcare Co. Ltd and Asia Dairy Holdings. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aceco TI S.A., China International Capital Corporation and Westbrick Energy Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of SunGard Data Systems, Inc. and Asia Dairy Holdings, valuations that reflect agreements to sell these investment in whole or in part and (ii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) individual company performance or, in certain cases, an unfavorable business outlook.

As of September 30, 2015, our AUM did not include approximately $5.8 billion in commitments in connection with private equity, infrastructure, energy and co-investment vehicles for which we are entitled to management fees or carried interest upon the satisfaction of certain conditions, which had not been met as of September 30, 2015. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM. In addition, our AUM did not include those assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. KKR's pro rata interest in the net AUM of these other asset managers amounted to approximately $200 million as of September 30, 2015.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from June 30, 2015 to September 30, 2015:

($ in thousands)
June 30, 2015	$46,758,800
New Capital Raised	1,028,800
Distributions and Other	(1,645,400)
Change in Value	56,800
September 30, 2015	$46,199,000

FPAUM in our Private Markets segment was $46.2 billion at September 30, 2015, a decrease of $0.6 billion, compared to $46.8 billion at June 30, 2015. The decrease was primarily attributable to distributions to private equity fund investors and a reduction in FPAUM attributable to the invested capital of Samson Resources due to its bankruptcy. These decreases were partially offset by new capital raised of $1.0 billion primarily in our European Fund IV and Global Infrastructure Investors II.

As of September 30, 2015, our FPAUM did not include approximately $5.4 billion in commitments in connection with private equity, infrastructure, energy and co-investment vehicles for which we are entitled to management fees upon the satisfaction of certain conditions, which had not been met as of September 30, 2015. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our management fees.  Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM. In addition, our FPAUM did not include those assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. KKR's pro rata interest in the net FPAUM of these other asset managers amounted to approximately $200 million as of September 30, 2015.

Equity Invested

The decrease was due to a decrease in the amount of equity invested in our private equity platform and to a lesser extent our real assets platforms (real estate, energy and infrastructure). For the three months ended September 30, 2015 and 2014, equity invested in our private equity platform was $0.8 billion and $2.0 billion, respectively, and equity invested in our real assets platforms was $9.4 million and $225.6 million, respectively. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested relative to transactions in our real assets businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters.

Uncalled Commitments

As of September 30, 2015, our Private Markets Segment had $21.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$342,872	$342,024	$848
Monitoring Fees	170,515	96,422	74,093
Transaction Fees	104,652	206,132	(101,480)
Fee Credits	(143,458)	(182,626)	39,168
Total Management, Monitoring and Transaction Fees, Net	474,581	461,952	12,629

Performance Income
Realized Carried Interest	810,990	960,414	(149,424)
Incentive Fees	—	—	—
Unrealized Carried Interest	45,190	35,988	9,202
Total Performance Income	856,180	996,402	(140,222)

Investment Income (Loss)
Net Realized Gains (Losses)	388,961	549,137	(160,176)
Net Unrealized Gains (Losses)	74,592	(43,763)	118,355
Total Realized and Unrealized	463,553	505,374	(41,821)
Net Interest and Dividends	3,941	41,415	(37,474)
Total Investment Income (Loss)	467,494	546,789	(79,295)

Total Segment Revenues	1,798,255	2,005,143	(206,888)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	197,897	183,411	14,486
Realized Allocation to Carry Pool	324,396	384,166	(59,770)
Unrealized Allocation to Carry Pool	19,190	16,742	2,448
Total Compensation and Benefits	541,483	584,319	(42,836)
Occupancy and related charges	34,785	34,784	1
Other operating expenses	119,915	124,267	(4,352)
Total Segment Expenses	696,183	743,370	(47,187)

Income (Loss) attributable to noncontrolling interests	1,112	1,192	(80)

Economic Net Income (Loss)	$1,100,960	$1,260,581	$(159,621)

Assets Under Management	$60,781,200	$59,168,300	$1,612,900
Fee Paying Assets Under Management	$46,199,000	$45,591,600	$607,400
Equity Invested	$4,172,600	$6,395,400	$(2,222,800)
Uncalled Commitments	$21,610,400	$14,907,300	$6,703,100

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in monitoring fees of $74.1 million and a decrease in fee credits of $39.2 million partially offset by a decrease in transaction fees of $101.5 million. The increase in monitoring fees was primarily the result of $121.1 million of monitoring fees received in the first nine months of 2015 from the termination of monitoring fee arrangements in connection with the exits or partial exits of Alliance Boots GmbH, Big Heart Pet Brands, Biomet, Inc. and GoDaddy, Inc. compared to approximately $11.3 million of such fees received during the first nine months of 2014. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with sale or IPO activity in our private equity portfolio. This increase in monitoring fees from termination payments was partially offset by a decrease in recurring monitoring fees of $35.7 million. The decrease in recurring monitoring fees was primarily the result of a decrease in the number of portfolio companies paying a monitoring fee and a decrease in the average size of the fee. For the nine months ended September 30, 2015, we had 47 portfolio companies that were paying an average monitoring fee of $1.1 million compared with 53 portfolio companies that were paying an average monitoring fee of $1.6 million for the nine months ended September 30, 2014. In future periods, we anticipate that recurring monitoring fees will continue to decrease as a result of realizations and other transactions such as initial public offerings, if not offset by additional portfolio companies paying recurring monitoring fees. The decrease in transaction fees was primarily attributable to a decrease in the number and size of fee generating investments completed during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, there were 24 transaction fee-generating investments with a total combined transaction value of approximately $10.0 billion compared to 28 transaction fee-generating investments with a total combined transaction value of approximately $14.5 billion during the nine months ended September 30, 2014.  Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in fee credits is due primarily to lower transaction fees partially offset by a higher level of monitoring fees. Management fees were largely unchanged primarily due to new capital raised in Global Infrastructure Investors II and European Fund IV offset by a decrease in management fees attributable to (i) the European Fund III entering into its post-investment period on March 31, 2014, which reduced the fund's fee rate by approximately half and changed the fund's management fee base from committed capital to invested capital and (ii) lower invested capital in our European Fund II and 2006 Fund as a result of realizations. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

The net decrease is attributable to lower net carried interest primarily resulting from a lower level of investment gains at carry earning funds during the current period.
Realized carried interest for the nine months ended September 30, 2015 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Capital Safety Group and Biomet, Inc.

Realized carried interest for the nine months ended September 30, 2014 consisted primarily of realized gains from the sales of Oriental Brewery (consumer products sector) and Ipreo Holdings LLC and the partial sale of HCA, Inc.

The following table presents net unrealized carried interest by investment vehicle for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
North America Fund XI	$127,059	$131,275
Asian Fund II	53,425	45,906
Co-Investment Vehicles and Other	38,065	53,197
European Fund III	35,247	137,978
China Growth Fund	29,187	(4,161)
Real Estate Partners Americas	9,116	(910)
Global Infrastructure Investors	8,180	—
Millennium Fund	6,098	(46,345)
European Fund IV	4,971	—
European Fund II	8	(99,928)
European Fund	(3,605)	(843)
E2 Investors	(13,620)	(146)
2006 Fund	(120,735)	16,647
Asian Fund	(125,273)	(188,923)
Management Fee Refunds	(2,933)	(7,759)

Total (a)	$45,190	$35,988

(a)	The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the nine months ended September 30, 2015, the net unrealized carried interest income of $45.2 million included $694.1 million representing net increases in the value of various portfolio companies, which were partially offset by unrealized losses of $648.9 million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the nine months ended September 30, 2015, the value of our private equity investment portfolio increased 10.5%. This was comprised of a 12.5% increase in share prices of various publicly held or publicly indexed investments and a 9.0% increase in the value of our privately held investments.  The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Walgreens Boots Alliance, Inc., PRA Health Sciences, Inc. and Go Daddy, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet, CITIC Envirotech Ltd. and Far Eastern Horizon Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation, Capital Safety Group and Alliant Insurance Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., US Foods and Aceco TI S.A. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments, in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook, (ii) a decrease in the value of market comparables and (iii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

The reversals of previously recognized net unrealized gains for the nine months ended September 30, 2015 resulted primarily from the sales or partial sales of Walgreens Boots Alliance, Inc., Capital Safety Group, and Biomet, Inc.

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

Investment Income

The net decrease is primarily due to a decrease in total realized and unrealized gains of $41.8 million and a decrease in net interest and dividends of $37.5 million.
For the nine months ended September 30, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc., The Nielsen Company B.V. and Biomet, Inc. Net unrealized gains were primarily attributable to increases in value of various investments, most notably First Data Corporation, Walgreens Boots Alliance, Inc. and WMI Holdings Corp. (financial services sector). Partially offsetting these increases were decreases primarily related to the reversal of gains on the sales of investments noted in the realized gains commentary above as well as unrealized losses in our energy investments, most notably Trinity River Energy and Blackhawk Energy.
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

For the nine months ended September 30, 2015, net interest and dividends were comprised of (i) $28.4 million of interest income which consists primarily of interest that is received from our cash balances and other assets, (ii) $60.2 million of dividend income from distributions received through our investment funds and other assets less (iii) $84.7 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN, a portion of which are allocable to the Private Markets segment. For the nine months ended September 30, 2014, net interest and dividends were comprised of (i) $29.8 million of interest income which consists primarily of interest that is received from our cash balances and other assets, (ii) $65.4 million of dividend income from distributions received through our investment funds and other assets less (iii) $53.7 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN, a portion of which are allocable to Private Markets. The decrease in net interest and dividends from the prior period is primarily due to (i) higher allocations of interest expense to the Private Markets segment as a result of our 2044 Senior Notes issued on May 29, 2014, and an additional issuance of such notes on March 18, 2015, as well as interest expense relating to debt obligations at KFN which was acquired on April 30, 2014, but was not contributing to our interest expense for the first four months of 2014 and (ii) a decrease in dividend income in our private equity portfolio.

Segment Expenses

Compensation and Benefits

The net decrease was due primarily to lower allocations to carry pool driven by the lower levels of net carried interest as discussed in "Performance Income" above. Partially offsetting these decreases was higher cash compensation and benefits primarily reflecting increased headcount and an increase in the level of fee income for the period.

Occupancy and Other Operating Expenses

The net decrease was primarily driven by costs incurred for litigation recorded in the prior period, partially offset by an increase in expenses for unconsummated transactions, also known as broken deal expenses.

Economic Net Income (Loss)

The decrease was primarily due to a decrease in performance and investment income, partially offset by decreases in expenses and increases in fees as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2014 to September 30, 2015:

($ in thousands)
December 31, 2014	$61,505,800
New Capital Raised	3,733,300
Distributions	(9,111,400)
Change in Value	4,653,500
September 30, 2015	$60,781,200

AUM for the Private Markets segment was $60.8 billion at September 30, 2015, a decrease of $0.7 billion, compared to $61.5 billion at December 31, 2014. The decrease was primarily attributable to distributions to private equity fund investors of $9.1 billion comprised of $5.6 billion of realized gains and $3.5 billion of return of original cost. Partially offsetting this decrease was an increase due to appreciation in the fair value of our private equity portfolio as well as new capital raised primarily in European Fund IV and Global Infrastructure Investors II.

The appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $1.4 billion, $1.0 billion and $0.4 billion in our 2006 Fund, North America Fund XI and European Fund III, respectively.  This net increase in value was largely comprised of a 12.5% increase in the share prices of various publicly held or publicly indexed investments as well as a 9.0% increase in the value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains on Walgreens Boots Alliance, Inc., PRA Health Sciences, Inc. and Go Daddy, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet, CITIC Envirotech Ltd. and Far Eastern Horizon Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation, Capital Safety Group and Alliant Insurance Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., US Foods and Aceco TI S.A. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments, in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook, (ii) a decrease in the value of market comparables and (iii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

As of September 30, 2015, our AUM did not include approximately $5.8 billion in commitments in connection with private equity, infrastructure, energy and co-investment vehicles for which we are entitled to management fees or carried interest upon the satisfaction of certain conditions, which had not been met as of September 30, 2015. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM. In addition, our AUM did not include those assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. KKR's pro rata interest in the net AUM of these other asset managers amounted to approximately $200 million as of September 30, 2015.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2014 to September 30, 2015:

($ in thousands)
December 31, 2014	$47,262,500
New Capital Raised	3,472,900
Distributions and Other	(4,330,100)
Change in Value	(206,300)
September 30, 2015	$46,199,000

FPAUM in our Private Markets segment was $46.2 billion at September 30, 2015, a decrease of $1.1 billion, compared to $47.3 billion at December 31, 2014. The decrease was primarily attributable to distributions to private equity fund investors and a reduction in FPAUM attributable to the invested capital of Samson Resources due to its bankruptcy. These decreases were partially offset by new capital raised of $3.5 billion primarily in our European Fund IV and Global Infrastructure Investors II.

As of September 30, 2015, our FPAUM did not include approximately $5.4 billion in commitments in connection with private equity, infrastructure, energy and co-investment vehicles for which we are entitled to management fees upon the satisfaction of certain conditions, which had not been met as of September 30, 2015. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our management fees.  Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM. In addition, our FPAUM did not include those assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. KKR's pro rata interest in the net FPAUM of these other asset managers amounted to approximately $200 million as of September 30, 2015.

Equity Invested

The decrease was due to a decrease in the amount of equity invested in our private equity platform, which was partially offset by an increase in equity invested in our real assets platforms (real estate, energy and infrastructure). For the nine months ended September 30, 2015 and 2014, equity invested in our private equity platform was $3.3 billion and $5.5 billion, respectively. For the nine months ended September 30, 2015 and 2014, equity invested in our real assets platforms was $0.8 billion and $0.7 billion, respectively. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested relative to transactions in our real assets businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters.

Uncalled Commitments

As of September 30, 2015, our Private Markets Segment had $21.6 billion of remaining uncalled capital commitments that could be called for investments in new transactions.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and nine months ended September 30, 2015 and 2014.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended
	September 30, 2015	September 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$63,530	$66,469	$(2,939)
Monitoring Fees	—	—	—
Transaction Fees	3,386	3,262	124
Fee Credits	(3,027)	(3,001)	(26)
Total Management, Monitoring and Transaction Fees, Net	63,889	66,730	(2,841)

Performance Income
Realized Carried Interest	—	9,900	(9,900)
Incentive Fees	880	8,009	(7,129)
Unrealized Carried Interest	(34,367)	2,416	(36,783)
Total Performance Income	(33,487)	20,325	(53,812)

Investment Income (Loss)
Net Realized Gains (Losses)	1,538	(630)	2,168
Net Unrealized Gains (Losses)	(230,569)	(46,118)	(184,451)
Total Realized and Unrealized	(229,031)	(46,748)	(182,283)
Net Interest and Dividends	34,995	53,335	(18,340)
Total Investment Income (Loss)	(194,036)	6,587	(200,623)

Total Segment Revenues	(163,634)	93,642	(257,276)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	21,002	26,787	(5,785)
Realized Allocation to Carry Pool	—	3,960	(3,960)
Unrealized Allocation to Carry Pool	(13,747)	967	(14,714)
Total Compensation and Benefits	7,255	31,714	(24,459)
Occupancy and related charges	3,096	2,518	578
Other operating expenses	9,004	10,929	(1,925)
Total Segment Expenses	19,355	45,161	(25,806)

Income (Loss) attributable to noncontrolling interests	305	335	(30)

Economic Net Income (Loss)	$(183,294)	$48,146	$(231,440)

Assets Under Management	$37,927,300	$36,981,600	$945,700
Fee Paying Assets Under Management	$36,690,000	$35,765,100	$924,900
Equity Invested	$583,400	$442,200	$141,200
Uncalled Commitments	$5,281,900	$2,648,100	$2,633,800
Gross Dollars Invested	$1,181,400	$1,122,100	$59,300

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in management fees of $2.9 million primarily in our hedge funds business as a result of a lower fee paying asset base across certain strategies due to redemptions and lower income in connection with our investment in an asset manager with which we have formed a strategic partnership. This decrease was partially offset by higher management fees relating to new capital raised primarily in Corporate Capital Trust, a BDC sub-advised by KKR.

Performance Income

The net decrease was primarily attributable to net carried interest losses in our alternative credit strategies due to overall decreases in the value of investments primarily in our special situations strategies. Additionally, incentive fees decreased in the current period due primarily to less favorable performance at Corporate Capital Trust and certain vehicles in our European credit platform.  Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined quarterly or at other points during the year for certain strategies. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result are expected to vary significantly from period to period.

Investment Income

The net decrease was primarily due to a higher level of net realized and unrealized losses of $182.3 million and lower net interest and dividends of $18.3 million. The increase in net realized and unrealized losses was due primarily to investment losses on various investments, in particular our CLOs and special situations strategies, which hold investments in energy related assets, and investments in strategic partnerships where we hold limited partner interests. The decrease in net interest and dividends is due primarily to lower levels of interest yielding CLOs as a result of the settlement of certain of our CLO vehicles after the third quarter of 2014, and to a lesser extent higher interest expense, a portion of which is allocated to Public Markets. As of September 30, 2015, our Public Markets segment held $80.6 million of investments in CLOs that are not held for investment purposes and are carried at cost. For the three months ended September 30, 2015, the unrealized loss relating to changes in fair value for these investments in CLOs was $3.9 million. Prior to the quarter ended September 30, 2015, all CLOs were carried at fair value.

Segment Expenses

Compensation and Benefits

The decrease was primarily due to reversals of allocations to carry pool in connection with net carried interest losses as described above as well as a decrease in cash compensation and benefits reflecting the decrease in fees, which generally results in lower compensation expense.

Occupancy and Other Operating Expenses

The decrease was primarily driven by lower professional fees partially offset by higher occupancy costs.

Economic Net Income (Loss)

The decrease is primarily attributable to the decrease in investment income, performance income, and fees partially offset by lower expenses as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from June 30, 2015 to September 30, 2015:

($ in thousands)
June 30, 2015	$38,440,400
New Capital Raised	1,897,300
Distributions	(1,165,000)
Redemptions	(394,200)
Change in Value	(851,200)
September 30, 2015	$37,927,300

AUM in our Public Markets segment totaled $37.9 billion at September 30, 2015, a decrease of $0.5 billion compared to AUM of $38.4 billion at June 30, 2015. The decrease for the period was primarily due to distributions and redemptions of $1.6 billion primarily from our CLOs, certain liquid credit mandates and our hedge funds strategies as well as a decrease in value of $0.9 billion primarily from our hedge funds and special situations strategies. Partially offsetting these decreases was new capital raised of $1.9 billion largely from our CLOs, Special Situations Fund II and hedge funds strategies.

As of September 30, 2015, our AUM did not include approximately $4.9 billion in commitments in connection with various credit and hedge fund strategies, the most significant of which are special situations and direct lending, for which we are entitled to management fees or carried interest upon the satisfaction of certain conditions, which had not been met as of September 30, 2015. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM. In addition, our AUM did not include those assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. KKR's pro rata interest in the net AUM of these asset managers amounted to approximately $2.8 billion as of September 30, 2015.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from June 30, 2015 to September 30, 2015:

($ in thousands)
June 30, 2015	$36,974,000
New Capital Raised	1,804,900
Distributions	(1,079,800)
Redemptions	(394,200)
Change in Value	(614,900)
September 30, 2015	$36,690,000

FPAUM in our Public Markets segment was $36.7 billion at September 30, 2015, a decrease of $0.3 billion compared to FPAUM of $37.0 billion at June 30, 2015. The decrease was primarily due to $1.5 billion of distributions and redemptions primarily in our CLOs and hedge funds platform. The decrease was also due to a $0.6 billion decrease in value primarily from our hedge funds platform and Corporate Capital Trust. Partially offsetting these decreases was $1.8 billion of new capital raised largely from our CLOs, special situations, hedge funds and Corporate Capital Trust.

As of September 30, 2015, our FPAUM did not include approximately $4.7 billion in commitments in connection with various credit and hedge fund strategies, the most significant of which are special situations and direct lending, for which we are entitled to management fees upon the satisfaction of certain conditions, which had not been met as of September 30, 2015. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our management fees. Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM. In addition, our FPAUM did not include those assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. KKR's pro rata interest in the net FPAUM of these other asset managers amounted to approximately $2.8 billion as of September 30, 2015.

Equity Invested

The increase is primarily due to a higher level of net capital deployed in our direct lending, special situations and mezzanine strategies.

Uncalled Commitments

As of September 30, 2015, our Public Markets segment had $5.3 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

The increase is primarily due to a higher level of investment activity in our direct lending and mezzanine strategies, partially offset by a decrease in investment activity in our special situations strategy.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$194,089	$205,955	$(11,866)
Monitoring Fees	—	—	—
Transaction Fees	20,689	16,634	4,055
Fee Credits	(16,787)	(13,683)	(3,104)
Total Management, Monitoring and Transaction Fees, Net	197,991	208,906	(10,915)

Performance Income
Realized Carried Interest	8,953	34,650	(25,697)
Incentive Fees	12,438	36,506	(24,068)
Unrealized Carried Interest	5,967	28,025	(22,058)
Total Performance Income	27,358	99,181	(71,823)

Investment Income (Loss)
Net Realized Gains (Losses)	33,414	19,133	14,281
Net Unrealized Gains (Losses)	(330,434)	(27,553)	(302,881)
Total Realized and Unrealized	(297,020)	(8,420)	(288,600)
Net Interest and Dividends	146,257	96,734	49,523
Total Investment Income (Loss)	(150,763)	88,314	(239,077)

Total Segment Revenues	74,586	396,401	(321,815)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	67,792	80,436	(12,644)
Realized Allocation to Carry Pool	3,581	13,860	(10,279)
Unrealized Allocation to Carry Pool	2,386	11,209	(8,823)
Total Compensation and Benefits	73,759	105,505	(31,746)
Occupancy and related charges	9,195	7,234	1,961
Other operating expenses	34,575	30,910	3,665
Total Segment Expenses	117,529	143,649	(26,120)

Income (Loss) attributable to noncontrolling interests	958	1,242	(284)

Economic Net Income (Loss)	$(43,901)	$251,510	$(295,411)

Assets Under Management	$37,927,300	$36,981,600	$945,700
Fee Paying Assets Under Management	$36,690,000	$35,765,100	$924,900
Equity Invested	$1,553,500	$1,900,700	$(347,200)
Uncalled Commitments	$5,281,900	$2,648,100	$2,633,800
Gross Dollars Invested	$3,502,300	$2,880,000	$622,300

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was due primarily to a decrease in management fees of $11.9 million. The decrease in management fees is due primarily to (i) a decrease in management fees received from KFN as a result of our acquisition of it on April 30, 2014, as management fees from KFN after that date were eliminated from segment results, (ii) redemptions in our hedge funds business and (iii) our mezzanine fund entering its post-investment period where it earns fees at a lower rate and on invested rather than committed capital. These decreases were partially offset by new capital raised primarily in Corporate Capital Trust. The decrease in management fees was partially offset by an increase in transaction fees of $4.0 million which was largely offset by an increase in fee credits.

Performance Income

The net decrease was primarily attributable to lower level of net carried interest and incentive fees. The decrease in net carried interest was primarily due to lower overall appreciation in our special situations, mezzanine and direct lending strategies during the current period. The decrease in incentive fees is due primarily to a decrease in incentive fees received from KFN as a result of our acquisition of it on April 30, 2014, as incentive fees from KFN after that date were eliminated from segment results, as well as lower incentive fees in our hedge fund-of-funds platform and European credit platform driven by less favorable financial performance in the current period.  Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may also be determined quarterly or at other points during the year. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result are expected to vary significantly from period to period.

Investment Income

The net decrease was primarily due to a decrease in total realized and unrealized gains of $288.6 million, partially offset by an increase in net interest and dividends of $49.5 million. The decrease in total realized and unrealized gains was due primarily to unrealized losses reflecting (i) overall reductions in the value of our investments in CLOs, (ii) reductions in value of specialty finance holdings, including those acquired in our acquisition of KFN, (iii) reductions in certain credit and other Public Markets related investments and (iv) reductions in the value of certain of our investments in joint ventures and strategic partnerships where we hold limited partner interests. The increase in net interest and dividends is due primarily to more significant levels of interest yielding CLOs and credit investments as a result of our acquisition of KFN on April 30, 2014 which did not contribute to our investment income for the first four months of 2014, partially offset by higher interest expense, a portion of which is allocated to Public Markets. As of September 30, 2015, our Public Markets segment held $80.6 million of investments in CLOs that are not held for investment purposes and are carried at cost. For the nine months ended September 30, 2015, the unrealized loss relating to changes in fair value for these investments in CLOs was $3.9 million. Prior to the quarter ended September 30, 2015, all CLOs were carried at fair value.

Segment Expenses

Compensation and Benefits

The decrease was primarily due to a decrease in the net allocation to carry pool in connection with lower levels of net carried interest as described above as well as a decrease in cash compensation and benefits reflecting the decrease in fees, which generally results in lower compensation expense.

Occupancy and Other Operating Expenses

The increase was primarily driven by higher professional fees and occupancy costs.

Economic Net Income (Loss)

The decrease is primarily attributable to the decreases in investment income, performance income and management fees partially offset by a decrease in compensation and benefits as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2014 to September 30, 2015:

($ in thousands)
December 31, 2014	$37,106,700
New Capital Raised	6,346,900
Distributions	(3,282,000)
Redemptions	(1,511,100)
Net Changes in Fee Base of Certain Funds	(238,600)
Change in Value	(494,600)
September 30, 2015	$37,927,300

AUM in our Public Markets segment totaled $37.9 billion at September 30, 2015, an increase of $0.8 billion compared to AUM of $37.1 billion at December 31, 2014. The increase for the period was primarily due to new capital raised across multiple strategies primarily in our CLOs, hedge funds business and Corporate Capital Trust. Partially offsetting these increases were redemptions and distributions of $4.8 billion from certain investment vehicles across multiple strategies, as well as decreases in value primarily in our European credit and hedge fund platform and a net change in fee base of $0.2 billion reflecting our Mezzanine Fund entering its post-investment period.

As of September 30, 2015, our AUM did not include approximately $4.9 billion in commitments in connection with various credit and hedge fund strategies, the most significant of which are special situations and direct lending, for which we are entitled to management fees or carried interest upon the satisfaction of certain conditions, which had not been met as of September 30, 2015. Such commitments will not contribute to AUM unless and until we are entitled to receive fees or carried interest in accordance with our definition of AUM. In addition, our AUM did not include those assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. KKR's pro rata interest in the net AUM of these other asset managers amounted to approximately $2.8 billion as of September 30, 2015.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2014 to September 30, 2015:

($ in thousands)
December 31, 2014	$35,783,900
New Capital Raised	6,021,900
Distributions	(2,743,100)
Redemptions	(1,511,100)
Net Changes in Fee Base of Certain Funds	(325,200)
Change in Value	(536,400)
September 30, 2015	$36,690,000

FPAUM in our Public Markets segment was $36.7 billion at September 30, 2015, an increase of $0.9 billion compared to FPAUM of $35.8 billion at December 31, 2014. The increase was primarily due to new capital raised of $6.0 billion primarily in our CLOs, hedge funds platforms, Corporate Capital Trust and Special Situations Fund II. Partially offsetting these increases were decreases of $4.3 billion relating to redemptions and distributions from certain investment vehicles across multiple strategies primarily in CLOs and our hedge funds platform, as well as decreases in value primarily in our European credit and hedge fund platforms and a net change in fee base of $0.3 billion reflecting our Mezzanine Fund entering its post-investment period.

As of September 30, 2015, our FPAUM did not include approximately $4.7 billion in commitments in connection with various credit and hedge fund strategies, the most significant of which are special situations and direct lending, for which we are entitled to management fees upon the satisfaction of certain conditions, which had not been met as of September 30, 2015. Once these committed amounts are invested, management fees will begin to be earned with respect to such amounts, which will be accretive to our management fees. Such commitments will not contribute to FPAUM unless and until we are entitled to receive management fees in accordance with our definition of FPAUM. In addition, our FPAUM did not include those assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. KKR's pro rata interest in the net FPAUM of these other asset managers amounted to approximately $2.8 billion as of September 30, 2015.

Equity Invested

The decrease is primarily due to a lower level of net capital deployed in our special situations and mezzanine partially offset by an increase in direct lending strategies.

Uncalled Commitments

As of September 30, 2015, our Public Markets segment had $5.3 billion of uncalled capital commitments that could be called for investments in new transactions.

Gross Dollars Invested

The increase is primarily due to a higher level of investment activity in our direct lending and mezzanine strategies, partially offset by a decrease in investment activity in our special situations strategies.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the three and nine months ended September 30, 2015 and 2014.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended
	September 30, 2015	September 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	40,319	87,530	(47,211)
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	40,319	87,530	(47,211)

Performance Income
Realized Carried Interest	—	—	—
Incentive Fees	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	21	(1,622)	1,643
Net Unrealized Gains (Losses)	(4,026)	(8)	(4,018)
Total Realized and Unrealized	(4,005)	(1,630)	(2,375)
Net Interest and Dividends	10,104	7,456	2,648
Total Investment Income (Loss)	6,099	5,826	273

Total Segment Revenues	46,418	93,356	(46,938)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	9,040	22,012	(12,972)
Realized Allocation to Carry Pool	—	—	—
Unrealized Allocation to Carry Pool	—	—	—
Total Compensation and Benefits	9,040	22,012	(12,972)
Occupancy and related charges	687	480	207
Other operating expenses	3,403	4,724	(1,321)
Total Segment Expenses	13,130	27,216	(14,086)

Income (Loss) attributable to noncontrolling interests	2,347	4,512	(2,165)

Economic Net Income (Loss)	$30,941	$61,628	$(30,687)

Syndicated Capital	$12,500	$1,920,000	$(1,907,500)

 Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees decreased primarily due to a decrease in equity placement fees as well as the size of capital markets transactions for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Our capital markets business does not generate management or monitoring fees. Overall, we completed 27 capital markets transactions for the three months ended September 30, 2015 of which 2 represented equity offerings and 25 represented debt offerings, as compared to 37 transactions for the three months ended September 30, 2014 of which 5 represented equity offerings and 32 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets platforms as well as third party companies. For the three months ended September 30, 2015 approximately 30% of our transaction fees were earned from parties other than our portfolio companies (third party companies), as compared to 20% for the three months ended September 30, 2014. Our transaction fees are comprised of fees from various global regions. For the three months ended September 30, 2015 approximately 54% of our transaction fees were sourced internationally as compared to approximately 24% for the three months ended September 30, 2014. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

The decrease was primarily due to a decrease in cash compensation and benefits related to lower transaction fees which generally results in lower compensation expense.

Economic Net Income (Loss)

The decrease is primarily attributable to the decrease in transaction fees, partially offset by the decrease in compensation and benefits as described above.

Syndicated Capital

The decrease is primarily due to a decrease in the number and size of syndication transactions in the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. Overall, we completed one syndication transaction for the three months ended September 30, 2015 as compared to two syndication transactions for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	132,333	183,619	(51,286)
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	132,333	183,619	(51,286)

Performance Income
Realized Carried Interest	—	—	—
Incentive Fees	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	(4,009)	(2,086)	(1,923)
Net Unrealized Gains (Losses)	(7,355)	(693)	(6,662)
Total Realized and Unrealized	(11,364)	(2,779)	(8,585)
Net Interest and Dividends	24,520	15,701	8,819
Total Investment Income (Loss)	13,156	12,922	234

Total Segment Revenues	145,489	196,541	(51,052)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	28,242	45,302	(17,060)
Realized Allocation to Carry Pool	—	—	—
Unrealized Allocation to Carry Pool	—	—	—
Total Compensation and Benefits	28,242	45,302	(17,060)
Occupancy and related charges	2,011	1,386	625
Other operating expenses	10,150	12,207	(2,057)
Total Segment Expenses	40,403	58,895	(18,492)

Income (Loss) attributable to noncontrolling interests	8,837	9,163	(326)

Economic Net Income (Loss)	$96,249	$128,483	$(32,234)

Syndicated Capital	$693,300	$2,178,100	$(1,484,800)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees decreased due to a decrease in the number and size of capital markets transactions for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Our capital markets business does not generate management or monitoring fees. Overall, we completed 88 capital markets transactions for the nine months ended September 30, 2015 of which 13 represented equity offerings and 75 represented debt offerings, as compared to 114 transactions for the nine months ended September 30, 2014 of which 11 represented equity offerings and 103 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets platforms as well as third party companies. For the nine months ended September 30, 2015 and 2014 approximately 29% of our transaction fees were earned from third parties. Our transaction fees are comprised of fees from various global regions. For the nine months ended September 30, 2015 approximately 51% of our transaction fees were sourced internationally as compared to approximately 37% for the nine months ended September 30, 2014. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits

The decrease was primarily due to a decrease in cash compensation and benefits related to lower transaction fees which generally results in lower compensation expense.

Economic Net Income (Loss)

The decrease is primarily attributable to the decrease in transaction fees, partially offset by the decrease in compensation and benefits expense as described above.

Syndicated Capital

The decrease is primarily due to a decrease in the size of syndication transactions in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. Overall, we completed 10 syndication transactions for the nine months ended September 30, 2015 as compared to 7 syndication transactions for the nine months ended September 30, 2014.

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

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR's liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR's available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of September 30, 2015, we had cash and short-term investments on a segment basis of approximately $2.1 billion. Excluding approximately $0.3 billion of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of approximately $1.8 billion as of September 30, 2015.

The following tables present our segment balance sheet as of September 30, 2015 and December 31, 2014:

	As of	As of
	September 30, 2015	December 31, 2014
	($ in thousands, except per unit amounts)
Cash and short-term investments	$2,062,633	$1,121,385
Investments	9,278,102	9,807,606
Unrealized carry (a)	1,341,473	1,283,022
Other assets	1,066,591	999,654
Total assets	$13,748,799	$13,211,667

Debt obligations - KKR (ex-KFN)	$2,000,000	$1,527,000
Debt obligations - KFN	657,310	657,310
Preferred shares - KFN	373,750	373,750
Other liabilities	361,557	413,808
Total liabilities	3,392,617	2,971,868

Noncontrolling interests	124,619	121,574

Book value	$10,231,563	$10,118,225

Book value per adjusted unit	$12.01	$12.07
(a) Unrealized Carry
Private Markets	$1,251,503	$1,196,633
Public Markets	89,970	86,389
Total	$1,341,473	$1,283,022

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding - Basic to Adjusted Units and KKR & Co. L.P. Partners’ Capital to Book Value:

As of
September 30, 2015
GAAP Common Units Outstanding - Basic	453,251,950
Adjustments:
Unvested Common Units(a)	29,011,755
Other Exchangeable Securities (b)	4,776,216
GAAP Common Units Outstanding - Diluted	487,039,921
Adjustments:
KKR Holdings Units (c)	364,630,841
Adjusted Units	851,670,762

As of
($ in thousands, except per unit amounts)	September 30, 2015
KKR & Co. L.P. partners’ capital	$5,658,646

Noncontrolling interests held by KKR Holdings L.P.	4,482,900

Equity impact of KKR Management Holdings Corp. and other	90,017

Book value	10,231,563

Adjusted units	851,670,762

Book value per adjusted unit	$12.01

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

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds and CLOs, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our fund investors, unitholders and certain holders of certain exchangeable securities; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of September 30, 2015, we had cash and short-term investments on a segment basis of $2.1 billion. See "-Liquidity - Liquidity Needs - Distributions."

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

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of September 30, 2015, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

As of September 30, 2015, netting holes in excess of $50 million existed at four of our private equity funds, the most significant of which were our European Fund II, North America Fund XI and Asian Fund II which had netting holes of approximately $230 million, $162 million and $94 million, respectively. In accordance with the criteria set forth above, funds may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future.

Subsequent to September 30, 2015, we received the proceeds relating to our sale of J.M. Smucker Co. In addition, First Data Corporation completed its initial public offering in an all primary offering.

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

•
On October 22, 2014, Kohlberg Kravis Roberts & Co. L.P. and the KKR Group Partnerships., as borrowers, entered into a credit agreement (the "Corporate Credit Agreement") with certain lending institutions and HSBC Bank USA, National Association, as Administrative Agent and simultaneously terminated its existing credit agreement dated February 26, 2008, as amended from time to time, with no amounts outstanding at the time of termination. The Corporate Credit Agreement provides the borrowers with a senior unsecured multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion, as of the closing date, with the option to request an increase in the facility amount of up to an additional $250 million, for an aggregate principal amount of $1.25 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The credit facility is a five-year facility, scheduled to mature on October 22, 2019, with the borrowers' option to extend the maturity date, subject to the consent of the applicable lenders, and the borrowers may prepay, terminate or reduce the commitments under the credit facility at any time without penalty. Interest on borrowings under the credit facility will be based on either London Interbank Offered Rate (LIBOR) or Alternate Base Rate, with the applicable margin per annum in excess of LIBOR or the Alternate Base Rate based on a corporate ratings-based pricing grid ranging from 69 basis points to 120 basis points (for LIBOR borrowings). Borrowings under the credit facility are guaranteed by KKR & Co. L.P. and any other entity (other than the borrowers) that guarantees the 2020 Senior Notes, 2043 Senior Notes or the 2044 Senior Notes. As of September 30, 2015, a letter of credit in the amount of $15.0 million was outstanding under the Corporate Credit Agreement. No borrowings were made and no borrowings were outstanding under the Corporate Credit Agreement as of and for the three and nine months ended September 30, 2015.

•
On February 27, 2008, KKR Capital Markets Holdings L.P. entered into a credit agreement with a major financial institution (the "KCM Credit Agreement") for use in KKR's capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit. On March 30, 2012, an agreement was made to extend the maturity of the KCM Credit Agreement from February 27, 2013 to March 30, 2017. In addition to extending the terms, certain other terms of the KCM Credit Agreement were renegotiated including a reduction of the cost of funding on amounts drawn and a reduced commitment fee. Borrowings under this facility may only be used for our capital markets business, and its only obligors are entities involved in our capital markets business, and its liabilities are non-recourse to other parts of KKR's business. As of September 30, 2015, no amounts were outstanding under the KCM Credit Agreement. For the nine months ended September 30, 2015, a total of $97 million was borrowed under the KCM Credit Agreement. No amounts were borrowed during the three months ended September 30, 2015. Repayments under the KCM Credit Agreement were $124 million for the nine months ended September 30, 2015, which included $27 million and $97 million in the first and second quarter of 2015, respectively.

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

•
KFN has also established six 30-year trusts from 2006 through 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to KFN. The combined proceeds were invested by the trusts in junior subordinated notes issued by KFN. The junior subordinated notes are the sole assets of trusts and mature between 2036 and 2037. Interest is payable quarterly and are fixed, floating or a combination among the six trusts. As of September 30, 2015, $283.5 million par amount was outstanding with weighted average years to maturity of 21.0 years and a weighted average borrowing rate of 5.42%.

•
On January 17, 2013, KFN issued 14.95 million of Series A LLC Preferred Shares (the "KFN Preferred Shares") at a price of $25 per share. The KFN Preferred Shares trade on the NYSE under the ticker symbol "KFN.PR" and began trading on January 28, 2013. Distributions on the KFN Preferred Shares are cumulative and are payable by KFN, when, as, and if declared by KFN's board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year at a rate per annum equal to 7.375%. Unless distributions have been declared and paid or declared and set apart for payment on the KFN Preferred Shares for the then-current quarterly distribution period and all past quarterly distribution periods, subject to certain exceptions, KFN may not declare or pay or set apart payment for distributions on KFN's common shares or other junior shares, including payments to KKR. If KFN experiences a dissolution event, then the holders of the KFN Preferred Shares outstanding at such time will be entitled to receive a payment out of KFN's assets available for distribution to such holders equal to the sum of the $25 liquidation preference per KFN Preferred Share and accumulated and unpaid distributions (whether or not declared), if any, to, but excluding, the date of the dissolution event (the "Series A Liquidation Value"), to the extent that KFN has sufficient gross income (excluding any gross income attributable to the sale or exchange of capital assets) in the year of the dissolution event and in the prior years in which the KFN Preferred Shares have been outstanding to ensure that each holder of KFN Preferred Shares will have a capital account balance equal to the Series A Liquidation Value. The KFN Preferred Shares are not convertible into shares of any other class or series of the KFN's shares. Except under limited circumstances relating to an event of default in the payment of distributions, holders of the KFN Preferred Shares have no voting rights. At any time or from time to time on or after January 15, 2018, KFN may, at its option, redeem the KFN Preferred Shares, in whole or in part, upon not less than 30 nor more than 60 days' notice, at a price of $25 per KFN Preferred Share plus accumulated and unpaid distributions (whether or not declared), if any, to, but excluding, the redemption date, if any. Holders of the KFN Preferred Shares have no right to require the redemption of the KFN Preferred Shares.

Common Units

•
On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, the KKR Financial Holdings LLC 2007 Share Incentive Plan (the "KFN Share Incentive Plan") and the KKR Asset Management LLC 2011 Share Incentive Plan (the "KAM Share Incentive Plan"), and together with the Equity Incentive Plan and the KFN Share Incentive Plan, the "Plans", and (2) the amount of cash delivered in respect of awards granted pursuant to the Plans that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The KFN Share Incentive Plan terminated in May 2015, but continues to govern unexpired awards. No additional equity awards will be issued under the KFN Share Incentive Plan or the KAM Share Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014. As of September 30, 2015, 4,173,039 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of September 30, 2015.

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

•	service debt obligations, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses and amounts recorded for litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy;

•	underwrite commitments within our capital markets business;

•	fund our equity commitment to joint ventures such as Merchant Capital Solutions LLC;

•	make future purchase price payments in connection with our proprietary acquisitions or investments, such as our acquisition of Prisma and strategic partnerships with Nephila and Marshall Wace;

•	acquire additional principal assets, including other businesses and office space; and

•	repurchase KKR & Co. L.P. common units pursuant to the unit repurchase program announced on October 27, 2015.

In addition to the matters described under "-Liquidity-Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis," significant events occurring subsequent to September 30, 2015 including the initial closing on our long-term strategic partnership with Marshall Wace, the repurchase of our common units pursuant to the repurchase program described above and our construction and acquisition of office space at Hudson Yards are expected to require approximately $1.4 billion of liquidity over the next 5 years.  We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next 12 months.

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time.

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 4% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. In addition, we are responsible for certain limited partner interests in some of our private equity funds. The following table presents our uncalled commitments to our active investment funds as of September 30, 2015:

Uncalled Commitments
Private Markets	($ in thousands)
European Fund IV	$184,700
Energy Income and Growth Fund	157,300
North America Fund XI	129,700
Global Infrastructure Investors II	116,900
Real Estate Partners Europe	100,000
Real Estate Partners Americas	99,900
European Fund III	66,300
Asian Fund II	49,100
2006 Fund	22,700
Co-Investment Vehicles	69,500
Other Private Markets Funds	12,500
Total Private Markets Commitments	1,008,600

Public Markets
Special Situations Fund	19,600
Special Situations Fund II	117,200
Mezzanine Fund	6,500
Lending Partners	14,000
Lending Partners II	33,300
Lending Partners Europe	39,500
Other Alternative Credit Vehicles	78,800
Total Public Markets Commitments	308,900

Total Uncalled Commitments	$1,317,500

As of September 30, 2015, KKR had unfunded commitments consisting of (i) $1,317.5 million, as shown above, to its active private equity and other investment vehicles, (ii) $125.6 million in connection with commitments by KKR's capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions as described below and (iv) other investment commitments of $155.8 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

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

Merchant Capital Solutions

Merchant Capital Solutions LLC (MCS, formerly known as MerchCap Solutions LLC) is a joint venture partnership with Stone Point Capital. A third joint venture partner has withdrawn. MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain balance sheet investments to support client needs. As of September 30, 2015 each of KKR and Stone Point have committed $150 million of equity to MCS to support its business for total equity commitments of $300 million. KKR's remaining unfunded commitment is approximately $128.6 million as of September 30, 2015. KKR expects that certain capital markets activities for third parties (other than KKR and its portfolio companies) will be principally conducted by MCS.

Investment in Marshall Wace LLP

On September 9, 2015, KKR announced a long-term strategic relationship with Marshall Wace LLP and its affiliates ("Marshall Wace"). On November 2, 2015, KKR acquired a 24.9% interest in Marshall Wace through a combination of cash and common units. In addition, KKR and Marshall Wace have the option to grow KKR’s ownership interest over time to 39.9%. KKR's investment in Marshall Wace will be accounted for using the equity method of accounting.

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

For the three and nine months ended September 30, 2015, no cash payments have been made under the tax receivable agreement. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of September 30, 2015, $2.3 million of cumulative income tax savings have been realized. See "—Liquidity-Other Liquidity Needs— Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

Distributions

Our distribution policy for the third quarter of 2015 was to make quarterly cash distributions in amounts that in the aggregate are expected to constitute substantially all of the cash earnings of our investment management business, 40% of the net realized investment income of KKR (other than KFN), and 100% of the net realized investment income of KFN, in each case in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our investment funds and to comply with applicable law and any of our debt instruments or other obligations. For purposes of this distribution policy, our distributions were expected to consist of (i) FRE (as defined below), (ii) carry distributions received from our investment funds which have not been allocated as part of our carry pool, (iii) 40% of the net realized investment income from KKR (other than KFN) and (iv) 100% of the net realized investment income from KFN. This amount is expected to be reduced by (i) corporate and applicable local taxes, if any, (ii) segment non-controlling interests, and (iii) amounts determined by us to be necessary or appropriate for the conduct of our business and other matters as discussed above.

On October 27, 2015, KKR announced a change to its distribution policy effective beginning with the distribution anticipated to be declared in early 2016 with respect to the quarter ending December 31, 2015. Under the new distribution policy, KKR intends to make equal quarterly distributions to holders of its common units in an amount of $0.16 per common unit per quarter.

The declaration and payment of any distributions are subject to the discretion of the board of directors of the general partner of KKR & Co. L.P., which may change the distribution policy at any time, and the terms of its limited partnership agreement. There can be no assurance that distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR & Co. L.P. or that any particular distribution policy will be maintained. When KKR & Co. L.P. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. Furthermore, the declaration and payment of distributions is subject to legal, contractual and regulatory restrictions on the payment of distributions by us or our subsidiaries, including restrictions contained in our debt agreements.

The following table presents our distribution calculation for the three and nine months ended September 30, 2015 and 2014 as described above.

	Three Months Ended		Nine Months Ended
($ in thousands except per unit data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total Distributable Earnings	$349,115	$504,817	$1,357,053	$1,652,598

Less: estimated current corporate income taxes	(18,005)	(29,505)	(73,015)	(81,975)

Distributable Earnings, net of taxes	331,110	475,312	1,284,038	1,570,623

Less: Undistributed net realized investment income - KKR (ex-KFN)	(40,765)	(115,288)	(272,896)	(378,450)

Distributed Earnings	$290,345	$360,024	$1,011,142	$1,192,173

Distributable Earnings, net of taxes per KKR & Co. L.P. common unit	$0.40	$0.59	$1.57	$2.03

Distribution per KKR & Co. L.P. common unit	$0.35	$0.45	$1.23	$1.55

Components of Distribution per KKR & Co. L.P. Common Unit

After-tax FRE	$0.08	$0.10	$0.25	$0.34
Realized Cash Carry	$0.19	$0.18	$0.59	$0.76
Distributed Net Realized Investment Income - KKR (ex-KFN)	$0.03	$0.10	$0.22	$0.33
Distributed Net Realized Investment Income - KFN	$0.05	$0.07	$0.17	$0.12

Fee and yield earnings distribution per KKR & Co. L.P. common unit	$0.12	$0.18	$0.42	$0.49

Adjusted Units Eligible For Distribution	820,963,035	808,698,012

Payout Ratio	87.7%	75.7%	78.7%	75.9%

The following table provides a reconciliation of KKR’s Adjusted Units to Adjusted Units Eligible for Distribution:

As of
September 30, 2015
Adjusted Units	851,670,762
Adjustments:
Unvested Common Units	(29,011,755)
Unvested Other Exchangeable Securities	(1,695,972)
Adjusted Units Eligible For Distribution	820,963,035

Total Distributable Earnings

Total distributable earnings is the sum of (i) FRE, (ii) carry distributions received from KKR's investment funds which have not been allocated as part of its carry pool, (iii) net realized investment income—KKR (ex-KFN) and (iv) net realized investment income—KFN; less (i) applicable local income taxes, if any, and (ii) noncontrolling interests. We believe this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses), and amounts available for distribution to KKR unitholders. However, total distributable earnings is not a measure that calculates actual distributions under KKR's prior or current distribution policy. See our distribution table above for the actual cash distribution declared for the three and nine months ended September 30, 2015 and 2014.

Total distributable earnings were $349.1 million for the three months ended September 30, 2015, a decrease of $155.7 million, compared to $504.8 million for the three months ended September 30, 2014. The decrease was primarily attributable to a decrease in net realized investment income-KKR (ex-KFN) of $124.2 million, a decrease in fees of $63.4 million and a decrease in net realized investment income - KFN of $10.8 million. This decrease was partially offset by an increase in realized cash carry net of realized cash carry allocated to carry pool of $11.6 million.

Distribution per KKR & Co. L.P. common unit was $0.35 for the three months ended September 30, 2015, a decrease of $0.10 per common unit, compared to $0.45 per common unit for the three months ended September 30, 2014. The decrease was primarily attributable to a decrease in distributed net realized investment income-KKR (ex-KFN) per common unit of $0.07, a decrease in after-tax FRE of $0.02 per unit and a decrease in distributed net realized investment income-KFN of $0.02 per unit. These decreases were partially offset by an increase in realized cash carry per common unit of $0.01.

Total distributable earnings were $1,357.1 million for the nine months ended September 30, 2015, a decrease of $295.5 million, compared to $1,652.6 million for the nine months ended September 30, 2014. The decrease was primarily attributable to a decrease in net realized investment income of KKR (ex-KFN) of $175.9 million, a decrease in realized cash carry net of realized cash carry allocated to carry pool of $105.1 million and a decrease in fees of $73.6 million. These decreases were partially offset by an increase in net realized investment income - KFN of $49.0 million.

Distribution per KKR & Co. L.P. common unit was $1.23 for the nine months ended September 30, 2015, a decrease of $0.32 per common unit, compared to $1.55 per common unit for the nine months ended September 30, 2014. The decrease was primarily attributable to a decrease in realized cash carry per common unit of $0.17, a decrease in distributed net realized investment income-KKR (ex-KFN) per common unit of $0.11 and a decrease in after-tax FRE of $0.09 per unit. These decreases were partially offset by an increase in distributed net realized investment income-KFN of $0.05 per unit.

Fee Related Earnings (“FRE”)

Fee related earnings is comprised of (i) total management, monitoring and transaction fees, net, plus incentive fees, less (ii) cash compensation and benefits, occupancy and related charges and other operating expenses. It is a measure of the operating earnings of KKR and its business segments before carried interest and related carry pool allocations and investment income and comprises a portion of KKR's quarterly distribution under KKR's distribution policy in effect for distributions to be paid with respect to the quarter ending September 30, 2015 (and the related distribution payable on November 24, 2015) and prior quarters. The components of FRE on a segment basis differ from the equivalent GAAP amounts on a consolidated basis as a result of: (i) the inclusion of management fees earned from consolidated funds that were eliminated in consolidation; (ii) the exclusion of fees and expenses of certain consolidated entities; (iii) the exclusion of charges relating to the amortization of intangible assets; (iv) the exclusion of charges relating to carry pool allocations; (v) the exclusion of non-cash equity-based charges and other non-cash compensation charges borne by KKR Holdings or incurred under the Equity Incentive Plan; (vi) the exclusion of certain reimbursable expenses; and (vii) the exclusion of certain non-recurring items. After tax FRE represents FRE after deductions for current corporate and local income taxes and non-controlling interests.

Net Realized Investment Income — KKR (ex - KFN)

Net realized investment income—KKR (ex-KFN) refers to net cash income from (i) realized investment gains and losses excluding certain realized investment losses to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009, (ii) dividend income, and (iii) interest income net of interest expense in each case generated by KKR (excluding KFN). This term describes a portion of KKR's quarterly distribution under KKR's distribution policy in effect for distributions to be paid with respect to the quarter ending September 30, 2015 (and the related distribution payable on November 24, 2015) and prior quarters and excludes net realized investment income of KFN. Realized investment losses from balance sheet investments that were already written down as of October 1, 2009 that have been excluded from net realized investment income as described above in (i) amounted to approximately $56 million for the nine months ended September 30, 2014.

Net Realized Investment Income - KFN

Net realized investment income—KFN refers to net cash income from (i) realized investment gains and losses, (ii) dividend income and (iii) interest income net of interest expense less certain general and administrative expenses incurred in the generation of net realized investment income in each case generated by KFN. This term describes a portion of KKR's quarterly distribution under KKR's distribution policy in effect for distributions to be paid with respect to the quarter ending September 30, 2015 (and the related distribution payable on November 24, 2015) and prior quarters.

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in thousands)		($ in thousands)
Net income (loss) attributable to KKR & Co. L.P.	$(190,588)	$89,938	$456,225	$478,194
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	(166,078)	100,910	398,633	588,500
Plus: Non-cash equity based charges	67,821	83,950	213,849	254,435
Plus: Amortization of intangibles and other, net	10,186	204,676	45,306	262,300
Plus: Income taxes	(7,390)	29,267	39,295	57,145
Economic net income (loss)	(286,049)	508,741	1,153,308	1,640,574
Plus: Income attributable to segment noncontrolling interests	2,902	5,189	10,907	11,597
Less: Total investment income (loss)	(274,384)	207,216	329,887	648,025
Less: Net carried interest	(98,697)	181,111	521,547	633,100
Fee related earnings	89,934	125,603	312,781	371,046
Plus: Net interest and dividends	48,637	82,254	174,718	153,850
Fee and yield earnings	138,571	207,857	487,499	524,896
Plus: Depreciation and amortization	3,745	3,777	11,544	11,952
Plus: Core interest expense	30,429	23,347	86,511	60,952
Fee and yield EBITDA	172,745	234,981	585,554	597,800
Less: Depreciation and amortization	3,745	3,777	11,544	11,952
Less: Core interest expense	30,429	23,347	86,511	60,952
Less: Net interest and dividends	48,637	82,254	174,718	153,850
Plus: Realized cash carry, net of realized cash carry allocated to carry pool	159,175	147,615	491,966	597,038
Plus: Net realized investment income - KKR (ex-KFN)	67,942	192,146	454,827	630,749
Plus: Net realized investment income - KFN	42,134	52,903	138,257	89,285
Less: Local income taxes and noncontrolling interests	10,070	13,450	40,778	35,520
Total distributable earnings	349,115	504,817	1,357,053	1,652,598
Plus: Depreciation and amortization	3,745	3,777	11,544	11,952
Plus: Core interest expense	30,429	23,347	86,511	60,952
Plus: Local income taxes and noncontrolling interests	10,070	13,450	40,778	35,520
Total EBITDA	$393,359	$545,391	$1,495,886	$1,761,022

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2015 on an unconsolidated basis before the consolidation of funds and CFEs:

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$1,317.5	$—	$—	$—	$1,317.5
Debt payment obligations (2)	—	—	500.0	2,157.3	2,657.3
Interest obligations on debt (3)	154.9	297.8	296.4	2,614.1	3,363.2
Underwriting commitments (4)	44.8	—	—	—	44.8
Lending commitments (5)	80.8	—	—	—	80.8
Other commitments (6)	139.8	141.1	—	3.5	284.4
Lease obligations	53.5	95.5	80.9	35.3	265.2
Total	$1,791.3	$534.4	$877.3	$4,810.2	$8,013.2

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

(2)
Represents the 2020 Senior Notes, 2043 Senior Notes, 2044 Senior Notes, KFN 2041 Senior Notes, KFN 2042 Senior Notes, KFN Junior Subordinated Notes and any borrowings outstanding on the Corporate Credit Agreement and KCM Credit Agreement which are presented gross of unamortized discounts and net of unamortized premiums. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2015 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2015, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2015, a payable of $154.4 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2015, approximately $13.3 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of September 30, 2015, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $46.6 million.

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of September 30, 2015, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2015 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,486.7 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the fair market values as of September 30, 2015, there would have been no net loss sharing obligation. If the vehicles were liquidated at zero value, the net loss sharing obligation would have been zero as of September 30, 2015.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, KKR's potential exposure has been reduced to $159.7 million as of September 30, 2015. Using valuations as of September 30, 2015, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2015. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$24,241.2	$—	$—	$—	$24,241.2
Debt payment obligations (2)	1,257.9	1,148.9	1,545.2	12,686.4	16,638.4
Interest obligations on debt (3)	536.1	950.8	916.6	3,928.9	6,332.4
Underwriting commitments (4)	44.8	—	—	—	44.8
Lending commitments (5)	80.8	—	—	—	80.8
Other commitments (6)	139.8	141.1	—	3.5	284.4
Lease obligations	53.5	95.5	80.9	35.3	265.2
Total	$26,354.1	$2,336.3	$2,542.7	$16,654.1	$47,887.2

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

(2)
Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $2.0 billion gross of unamortized discount, (ii) KFN 2041 Senior Notes and KFN 2042 Senior Notes of $0.4 billion, net of unamortized premium, (iii) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $2.9 billion, (v) debt securities issued by our consolidated CLOs of $7.5 billion, (vi) debt securities issued by our consolidated CMBS entities of $3.5 billion and any borrowings outstanding on the Corporate Credit Agreement and KCM Credit Agreement. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2015 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2015, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2015, a payable of $154.4 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2015, approximately $13.3 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of September 30, 2015, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $46.6 million.

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $1.7 billion and $1.5 billion during the nine months ended September 30, 2015 and 2014, respectively. These amounts primarily included: (i) proceeds from sales of investments and principal payments net of purchases of investments by our funds and CFEs of $0.7 billion and $1.4 billion during the nine months ended September 30, 2015 and 2014, respectively; (ii) net realized gains (losses) on investments of $4.3 billion and $4.8 billion during the nine months ended September 30, 2015 and 2014, respectively; and (iii) change in unrealized gains (losses) on investments of $(0.9) billion and $(0.6) billion during the nine months ended September 30, 2015 and 2014, respectively. Certain KKR funds and CFEs are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $(264.5) million and $165.9 million during the nine months ended September 30, 2015 and 2014, respectively. Our investing activities included: (i) a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $(169.8) million and $20.8 million during the nine months ended September 30, 2015 and 2014, respectively; (ii) the purchases of furniture, computer hardware and leasehold improvements of $(9.9) million and $(6.4) million during the nine months ended September 30, 2015 and 2014, respectively; (iii) proceeds from sales of oil and natural gas properties, net of development of oil and natural gas properties of $(84.7) million for the nine months ended September 30, 2015; and (iv) net cash acquired for acquisitions of $151.5 million for the nine months ended September 30, 2014.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $(629.2) million and $(1.5) billion during the nine months ended September 30, 2015 and 2014, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $(5.9) billion and $(2.0) billion during the nine months ended September 30, 2015 and 2014, respectively; (ii) proceeds received net of repayment of debt obligations of $5.8 billion and $1.0 billion during the nine months ended September 30, 2015 and 2014, respectively; and (iii) distributions to our partners of $(544.2) million and $(592.1) million during the nine months ended September 30, 2015 and 2014, respectively.

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

Level I

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The type of investments and other financial instruments included in this category are publicly-listed equities and debt and securities sold short. We classified 20.1% of total investments measured and reported at fair value as Level I at September 30, 2015.

Level II

Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The type of investments and other financial instruments included in this category are credit investments, investments and debt obligations of consolidated CMBS vehicles and consolidated CLOs (beginning on January 1, 2015), convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts. We classified 22.6% of total investments measured and reported at fair value as Level II at September 30, 2015.

Level III

Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are private portfolio companies, real assets investments and credit investments for which a sufficiently liquid trading market does not exist. We classified 57.3% of total investments measured and reported at fair value as Level III at September 30, 2015. The valuation of our Level III investments at September 30, 2015 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 58.7% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2015, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for our Level III private equity investments were 39% and 44% and 17%, respectively. As of September 30, 2015, we believe that the approach of using the market multiples methodology, the discounted cash flow methodology and valuations based on pending sales resulted in valuations of our aggregate Level III private equity portfolio that were only 3.0% higher than if only the discounted cash flow methodology had been used and only 1.0% higher than if only the market comparables methodology had been used.

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

On a segment basis, our energy real asset investments in oil and gas producing properties as of September 30, 2015 had a fair value of approximately $636 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $63.6 million and a decline in net income attributable to KKR & Co. L.P. of $35.2 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of September 30, 2015, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $77 million lower for the three months ended September 30, 2015, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 55.4% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

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

Level III Valuation Process

The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review. We have a Private Markets valuation committee for private equity and real assets investments and a valuation committee for credit and credit related investments. The Private Markets valuation committee is assisted by subcommittees in the valuation of real asset and growth equity investments, and is also assisted by a valuation team. Except as noted below, the Private Markets valuation committee is comprised only of employees who are not investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The valuation teams and subcommittees for real asset and growth equity investments, however, include investment professionals who participate in the preparation of preliminary valuations or are responsible for oversight for those investments. The credit valuation committee is also assisted by a valuation team. The credit valuation teams include investment professionals responsible for preparing preliminary valuations or for oversight of the investments being valued. The credit valuation committee is comprised of investment professionals with no responsibility for preparing preliminary valuations, but certain committee members are responsible for oversight of the investments being valued. The valuation committees and teams are responsible for coordinating and consistently implementing our quarterly valuation policies, guidelines and processes. For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed with the investment professionals by the applicable valuation team and are also reviewed by an independent valuation firm engaged by us to perform certain procedures in order to assess the reasonableness of our valuations annually for all Level III investments in Private Markets and quarterly for investments other than investments which are less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of our Level III Private Markets investments. For most investments classified as Level III in credit, in general, an independent valuation firm is engaged by us to provide third party valuations, or ranges of valuations from which our investment professionals select a point in the range to determine the preliminary valuation, or an independent valuation firm is engaged by us to perform certain procedures in order to assess the reasonableness and provide positive assurance of our valuations. Less than 5% of the total value of our Level III credit investments are not valued with the engagement of an independent valuation firm. These preliminary valuations are reviewed by senior investment professionals for each credit strategy. All preliminary valuations in Private Markets and credit are then reviewed by the applicable valuation committee, and after reflecting any input by their respective valuation committees, the preliminary valuations are presented to the firm's management committee. When these valuations are approved by this committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of our board of directors and are then reported on to the board of directors.

As of September 30, 2015, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them, the independent valuation firm concluded that the fair values, as determined by KKR, of Private Markets investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of the investments of our consolidated private equity funds may impact the net gains (losses) from investment activities of our private equity funds as described under "—Key Financial Measures—Investment Income (Loss)—Net Gains (Losses) from Investment Activities." Based on the investments of our private equity funds as of September 30, 2015, we estimate that an immediate 10% decrease in the fair value of the funds' investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments.

As of September 30, 2015, investments which represented greater than 5% of consolidated investments consisted of Walgreens Boots Alliance, Inc. and First Data Corporation valued at $4.9 billion and $4.5 billion, respectively. On a segment basis, as of September 30, 2015, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and Walgreens Boots Alliance, Inc. valued at $1,310.5 million and $659.5 million, respectively. Our investment income can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation (NYSE:FDC) and Walgreens Boots Alliance, Inc. (NASDAQ: WBA).

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

Prior to the KPE Transaction, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, this amount has been reduced to $159.7 million as of September 30, 2015. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool.

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

Interest - Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The guidance in ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB clarified that line-of-credit arrangements are outside the scope of ASU 2015-03. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and a retrospective approach is required. The adoption of this guidance is not expected to have a material impact on KKR’s financial statements.

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

Business Combination Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The guidance states that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively.

Additionally, ASU 2015-16 requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. The adoption of this guidance is not expected to have a material impact on KKR’s financial statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There was no material change in our market risks during the three months ended September 30, 2015. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On November 5, 2015, Dieter Rampl resigned from the board of directors of the general partner of KKR & Co. L.P. and its committees.  The resignation does not arise from any disagreement with KKR or its general partner.

ITEM 6.  Exhibits.

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR & CO. L.P.

By: KKR Management LLC
Its General Partner

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC)

DATE:	November 5, 2015

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
10.1	Amendment No. 1 dated as of August 18, 2015 by and among Kohlberg Kravis Roberts & Co. L.P. and HSBC Bank USA, National Association, as administrative agent.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and September 30, 2014, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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