Form 10-Q
period 2016-03-31
KKR & Co. L.P.
filed 2016-05-06
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, there were 448,475,203 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended March 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of distributions on common or preferred units of KKR, the timing, manner and volume of repurchases of common units pursuant to a repurchase program and the expected synergies from the acquisitions or strategic partnerships, may constitute forward-looking statements that are subject to the risk that the benefits and anticipated synergies from such transactions are not realized. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Condensed Consolidated Financial Statements (Unaudited)—Note 14. Segment Reporting" and later in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Segment Balance Sheet."

This report uses the terms assets under management or AUM, fee paying assets under management or FPAUM, fee related earnings or FRE, economic net income or ENI, capital invested and syndicated capital. You should note that our calculations of these financial measures and other financial measures may differ from the calculations of other investment managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. These and other financial measures are defined in the section "Management's Discussion and Analysis of Financial Condition & Results of Operations—Key Financial Measures under GAAP—Segment Operating and Performance Measures" and "— Segment Balance Sheet —Liquidity—Liquidity Needs."

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

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	March 31, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$1,280,893	$1,047,740
Cash and Cash Equivalents Held at Consolidated Entities	799,413	1,472,120
Restricted Cash and Cash Equivalents	57,302	267,628
Investments	29,785,312	65,305,931
Due from Affiliates	318,567	139,783
Other Assets	2,187,096	2,809,137
Total Assets	$34,428,583	$71,042,339

Liabilities and Equity
Debt Obligations	$16,827,497	$18,714,597
Due to Affiliates	429,448	144,807
Accounts Payable, Accrued Expenses and Other Liabilities	2,263,313	2,715,350
Total Liabilities	19,520,258	21,574,754

Commitments and Contingencies

Redeemable Noncontrolling Interests	230,762	188,629

Equity
KKR & Co. L.P. Capital - Common Unitholders (446,126,570 and 457,834,875 common units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	5,059,694	5,575,981
Accumulated Other Comprehensive Income (Loss)	(24,341)	(28,799)
Total KKR & Co. L.P. Capital - Common Unitholders	5,035,353	5,547,182
Series A Preferred Units (13,800,000 units issued and outstanding as of March 31, 2016)	332,988	—
Total KKR & Co. L.P. Partners' Capital including Preferred Units	5,368,341	5,547,182
Noncontrolling Interests	9,309,222	43,731,774
Total Equity	14,677,563	49,278,956
Total Liabilities and Equity	$34,428,583	$71,042,339

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)

(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs”) as of March 31, 2016 and December 31, 2015. KKR's consolidated VIEs consist primarily of certain collateralized financing entities (“CFEs”) holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS”) and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR’s general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR’s beneficial interest therein and any fees generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	March 31, 2016
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$606,394	$164,451	$770,845
Restricted Cash and Cash Equivalents	—	11,679	11,679
Investments	13,652,783	6,040,013	19,692,796
Due from Affiliates	—	16,090	16,090
Other Assets	163,058	188,876	351,934
Total Assets	$14,422,235	$6,421,109	$20,843,344

Liabilities
Debt Obligations	$13,317,612	$512,757	$13,830,369
Due to Affiliates	—	18,591	18,591
Accounts Payable, Accrued Expenses and Other Liabilities	276,768	82,869	359,637
Total Liabilities	$13,594,380	$614,217	$14,208,597

	December 31, 2015
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$975,433	$—	$975,433
Investments	12,735,309	—	12,735,309
Other Assets	133,953	—	133,953
Total Assets	$13,844,695	$—	$13,844,695

Liabilities
Debt Obligations	$12,365,222	$—	$12,365,222
Accounts Payable, Accrued Expenses and Other Liabilities	546,129	—	546,129
Total Liabilities	$12,911,351	$—	$12,911,351

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended March 31,
	2016	2015
Revenues
Fees and Other	$162,805	$291,345

Expenses
Compensation and Benefits	125,489	364,999
Occupancy and Related Charges	16,566	15,732
General, Administrative and Other	166,268	134,302
Total Expenses	308,323	515,033

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(735,223)	1,919,825
Dividend Income	63,213	78,815
Interest Income	230,476	296,158
Interest Expense	(171,394)	(111,963)
Total Investment Income (Loss)	(612,928)	2,182,835

Income (Loss) Before Taxes	(758,446)	1,959,147

Income Tax / (Benefit)	1,890	16,138

Net Income (Loss)	(760,336)	1,943,009
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(38)	1,933
Net Income (Loss) Attributable to Noncontrolling Interests	(430,359)	1,670,569

Net Income (Loss) Attributable to KKR & Co. L.P.	$(329,939)	$270,507

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$(0.73)	$0.62
Diluted	$(0.73)	$0.57
Weighted Average Common Units Outstanding
Basic	450,262,143	434,874,820
Diluted	450,262,143	472,225,344

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2016	2015
Net Income (Loss)	$(760,336)	$1,943,009

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	8,434	(22,426)

Comprehensive Income (Loss)	(751,902)	1,920,583

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(38)	1,933
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(426,773)	1,659,564

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$(325,091)	$259,086

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2015	433,330,540	$5,403,095	$(20,404)	$46,004,377	$16,895	$51,403,963	$300,098
Net Income (Loss)		270,507		1,670,569		1,941,076	1,933
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			(11,421)	(11,005)		(22,426)
Cumulative-effect adjustment from adoption of accounting policies		(307)			(16,895)	(17,202)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	4,723,823	59,495	(405)	(59,090)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		198	76			274
Equity Based Compensation		52,265		24,285		76,550
Capital Contributions				1,880,114		1,880,114	2,485
Capital Distributions		(151,733)		(3,256,240)		(3,407,973)	(1,347)
Balance at March 31, 2015	438,054,363	$5,633,520	$(32,154)	$46,253,010	$—	$51,854,376	$303,169

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Series A Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2016	457,834,875	$5,575,981	$(28,799)	$—	$43,731,774	$49,278,956	$188,629
Net Income (Loss)		(329,939)			(430,359)	(760,298)	(38)
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			4,848		3,586	8,434
Deconsolidation of Funds on Adoption of ASU 2015-02					(34,190,890)	(34,190,890)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	2,513,530	29,633	(253)		(29,380)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		1,048	(137)			911
Equity Based Compensation		49,961			13,862	63,823
Unit Repurchases	(14,221,835)	(194,957)				(194,957)
Equity Issued in connection with Preferred Unit Offering				332,988		332,988
Capital Contributions					507,870	507,870	59,500
Capital Distributions		(72,033)			(297,241)	(369,274)	(17,329)
Balance at March 31, 2016	446,126,570	$5,059,694	$(24,341)	$332,988	$9,309,222	$14,677,563	$230,762

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net Income (Loss)	$(760,336)	$1,943,009
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	63,823	76,550
Net Realized (Gains) Losses on Investments	43,283	(1,805,787)
Change in Unrealized (Gains) Losses on Investments	691,940	(114,038)
Carried Interest Allocated as a result of Changes in Fund Fair Value	116,956	—
Other Non-Cash Amounts	34,921	(41,658)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	329,656	(18,665)
Change in Due from / to Affiliates	(78,798)	32,340
Change in Other Assets	114,332	208,921
Change in Accounts Payable, Accrued Expenses and Other Liabilities	(3,882)	264,915
Investments Purchased	(3,314,089)	(5,656,487)
Proceeds from Sale of Investments and Principal Payments	2,023,404	6,054,272
Net Cash Provided (Used) by Operating Activities	(738,790)	943,372

Investing Activities
Change in Restricted Cash and Cash Equivalents	65,062	49,629
Purchase of Fixed Assets	(1,470)	(3,783)
Development of Oil and Natural Gas Properties	(957)	(42,791)
Proceeds from Sale of Oil and Natural Gas Properties	—	4,863
Net Cash Provided (Used) by Investing Activities	62,635	7,918

Financing Activities
Distributions to Partners	(72,033)	(151,733)
Distributions to Redeemable Noncontrolling Interests	(17,329)	(1,347)
Contributions from Redeemable Noncontrolling Interests	59,500	2,485
Distributions to Noncontrolling Interests	(297,241)	(3,256,240)
Contributions from Noncontrolling Interests	507,870	1,880,114
Issuance of Series A Preferred Units	332,988	—
Unit Repurchases	(194,957)	—
Proceeds from Debt Obligations	1,251,139	1,808,100
Repayment of Debt Obligations	(657,461)	(837,235)
Financing Costs Paid	(3,168)	(6,539)
Net Cash Provided (Used) by Financing Activities	909,308	(562,395)

Net Increase/(Decrease) in Cash and Cash Equivalents	233,153	388,895
Cash and Cash Equivalents, Beginning of Period	1,047,740	918,080
Cash and Cash Equivalents, End of Period	$1,280,893	$1,306,975

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$164,818	$100,334
Payments for Income Taxes	$11,460	$9,472
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$63,823	$76,550
Cumulative effect adjustment from adoption of accounting guidance	$—	$(17,202)
Debt Obligations - Net Gains (Losses), Translation and Other	$(328,860)	$(100,525)
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$911	$274
Deconsolidation of Funds on Adoption of ASU 2015-02
Cash and Cash Equivalents Held at Consolidated Entities	$(355,702)	$—
Restricted Cash and Cash Equivalents	$(145,264)	$—
Investments	$(35,967,251)	$—
Due From Affiliates	$147,427	$—
Other Assets	$(622,001)	$—
Debt Obligations	$(2,813,305)	$—
Due to Affiliates	$330,270	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$(268,866)	$—
Noncontrolling Interests	$(34,190,890)	$—

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of March 31, 2016, KKR & Co. L.P. held approximately 55.4% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 44.6% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues or repurchases KKR & Co. L.P. common units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of KKR & Co. L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the “financial statements”), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The December 31, 2015 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in KKR’s Annual Report on Form 10-K for the year ended December 31, 2015, which include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in KKR & Co. L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

KKR & Co. L.P. consolidates the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include (i) the accounts of KKR’s investment management and capital markets companies, (ii) the general partners of unconsolidated funds and vehicles, (iii) general partners of consolidated funds and their respective consolidated funds and (iv) certain other entities including CFEs.

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

Pursuant to its consolidation policy, KKR first considers whether an entity is considered a VIE and therefore whether to apply the consolidation guidance under the VIE model. Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.

Consolidation Policy Upon Adoption of ASU No. 2015-02

In February 2015, the Financial Accounting Standards Board (“FASB”) issued amended consolidation guidance with the issuance of ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). KKR adopted this new guidance on January 1, 2016 using the modified retrospective method. As a result, restatement of prior period results is not required and prior periods presented in the financial statements have not been impacted. The guidance in ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and also changes the consolidation model specific to limited partnerships. The amendments also clarify how to evaluate fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a VIE should be reported on an asset manager's balance sheet. These changes modify the analysis that KKR must perform to determine whether it should consolidate certain types of legal entities.

Upon adoption of ASU 2015-02, most of KKR’s investment funds were de-consolidated as of January 1, 2016 resulting in a reduction in consolidated assets, liabilities and noncontrolling interests of approximately $36.9 billion, $2.7 billion and $34.2 billion, respectively. Additionally, as a result of the de-consolidation of most of KKR’s investment funds, management fees and carried interest earned by KKR from investment funds that were previously consolidated will no longer be eliminated. Adoption of ASU 2015-02 had no impact on KKR's partners' capital and Net Income (Loss) Attributable to KKR & Co. L.P.

Consistent with the consolidation rules in effect prior to the adoption of ASU 2015-02, an entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. However, under ASU 2015-02, limited partnerships and other similar entities where unaffiliated limited partners have not been granted substantive rights to either dissolve the partnership or remove the general partner (“kick-out rights”) are VIEs under condition (b) above. KKR’s investment funds that are not CFEs (i) are generally limited partnerships, (ii) generally provide KKR with operational discretion and control, and (iii) generally have fund investors with no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, and as such the limited partners do not hold kick-out rights. Accordingly, most of KKR’s investment funds are categorized as VIEs under ASU 2015-02.

KKR consolidates all VIEs in which it is the primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which KKR holds a variable interest is a VIE and (ii) whether KKR’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Pursuant to ASU 2015-02, fees earned by KKR that are customary and commensurate with the level of services provided, and where KKR does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered variable interests. KKR factors in all economic interests including interests held through related parties, to determine if it holds a variable interest. KKR determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion periodically.

For entities that are determined not to be VIEs, these entities are generally considered VOEs and are evaluated under the voting interest model. KKR consolidates VOEs it controls through a majority voting interest or through other means.

The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE depends on the facts and circumstances surrounding each entity and therefore certain of KKR’s investment funds may qualify as VIEs whereas others may qualify as VOEs.

With respect to CLOs (which are generally VIEs), in its role as collateral manager, KKR generally has the power to direct the activities of the CLO that most significantly impact the economic performance of the entity. In some, but not all cases, KKR, through its residual interest in the CLO may have variable interests that represent an obligation to absorb losses of, or a right to receive benefits from, the CLO that could potentially be significant to the CLO. In cases where KKR has both the power to direct the activities of the CLO that most significantly impact the CLO's economic performance and the obligation to absorb losses of the CLO or the right to receive benefits from the CLO that could potentially be significant to the CLO, KKR is deemed to be the primary beneficiary and consolidates the CLO.

With respect to CMBS vehicles (which are generally VIEs), KKR holds unrated and non-investment grade rated securities issued by the CMBS, which are the most subordinate tranche of the CMBS vehicle. The economic performance of the CMBS is most significantly impacted by the performance of the underlying assets. Thus, the activities that most significantly impact the CMBS economic performance are the activities that most significantly impact the performance of the underlying assets. The special servicer has the ability to manage the CMBS assets that are delinquent or in default to improve the economic performance of the CMBS. KKR generally has the right to unilaterally appoint and remove the special servicer for the CMBS and as such is considered the controlling class of the CMBS vehicle. These rights give KKR the ability to direct the activities that most significantly impact the economic performance of the CMBS. Additionally, as the holder of the most subordinate tranche, KKR is in a first loss position and has the right to receive benefits, including the actual residual returns of the CMBS, if any. In these cases, KKR is deemed to be the primary beneficiary and consolidates the CMBS.

Consolidation Policy Prior to the Adoption of ASU 2015-02

As indicated above, KKR adopted ASU 2015-02 using the modified retrospective method and as such, the prior periods presented in the financial statements have not been impacted. The most significant changes to KKR’s consolidation policy as a result of the adoption of ASU 2015-02 pertained to its investment funds that are not CFEs. There were no significant changes to KKR's CFEs as a result of the adoption of ASU 2015-02.

With respect to KKR’s consolidated funds that are not CFEs, KKR generally has operational discretion and control, and fund investors have no substantive rights to impact ongoing governance and operating activities of the fund, and do not have kick-out rights. As a result, prior to the adoption of ASU 2015-02, a fund would be consolidated unless KKR had a nominal level of equity at risk. To the extent that KKR commits a nominal amount of equity to a given fund and had no obligation to fund any future losses, the equity at risk to KKR was not considered substantive and the fund was typically considered a VIE. KKR was determined to be the primary beneficiary if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In cases where there was minimal capital at risk, the fund investors were generally deemed to be the primary beneficiaries, and KKR did not consolidate the fund. In cases when KKR’s equity at risk was deemed to be substantive, the fund was generally considered to be a VOE and KKR generally consolidated the fund under the VOE model. As described above, subsequent to the adoption of ASU 2015-02, limited partnerships and other similar entities where unaffiliated limited partners have not been granted kick-out rights are deemed to be VIEs. Since substantially all of our investment funds are partnerships where limited partners are not granted kick-out rights, the adoption of ASU 2015-02 resulted in numerous entities that were previously classified as VOEs under the prior guidance becoming VIEs under the new consolidation guidance.

Under both the previous consolidation guidance and ASU 2015-02 certain of KKR’s funds and CFEs are consolidated by KKR notwithstanding the fact that KKR has only a minority economic interest in those funds and CFEs. KKR’s financial statements reflect the assets, liabilities, fees, expenses, investment income (loss) and cash flows of the consolidated KKR funds and CFEs on a gross basis. With respect to KKR's consolidated funds, the majority of the economic interests in those funds, which are held by fund investors or other third parties, are attributed to noncontrolling interests in the accompanying financial statements. All of the management fees and certain other amounts earned by KKR from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by noncontrolling interests, KKR’s attributable share of the net income (loss) from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to KKR or KKR partners’ capital. With respect to consolidated CFEs, interests held by third party investors are recorded in debt obligations.

KKR’s funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments in portfolio companies even if majority-owned and controlled. Rather, the consolidated funds and vehicles reflect their investments at fair value as described below in “Fair Value Measurements”.

Redeemable Noncontrolling Interests

Redeemable Noncontrolling Interests represent noncontrolling interests of certain investment funds and vehicles that are subject to periodic redemption by fund investors following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Fund investors interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests in the accompanying consolidated statements of financial condition and presented as Net Income (Loss) Attributable to Redeemable Noncontrolling Interests in the accompanying condensed consolidated statements of operations.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2016	2015
Balance at the beginning of the period	$4,347,153	$4,661,679
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	(271,575)	239,008
Other comprehensive income (loss), net of tax (b)	3,730	(11,077)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(29,380)	(58,140)
Equity based compensation	10,606	20,517
Capital contributions	69	250
Capital distributions	(61,673)	(132,274)
Balance at the end of the period	$3,998,930	$4,719,963

(a)	Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(b)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

(c)
Calculated based on the proportion of KKR Holdings units exchanged for KKR & Co. L.P. common units pursuant to the exchange agreement during the reporting period. The exchange agreement provides for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. L.P. common units.

Net income (loss) attributable to KKR & Co. L.P. after allocation to noncontrolling interests held by KKR Holdings, with the exception of certain tax assets and liabilities that are directly allocable to KKR Management Holdings Corp., is attributed based on the percentage of the weighted average KKR Group Partnership Units held by KKR and KKR Holdings, each of which hold equity of the KKR Group Partnerships. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings, (ii) the periodic exchange of KKR Holdings units for KKR & Co. L.P. common units pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the KKR & Co. L.P. 2010 Equity Incentive Plan (“Equity Incentive Plan”), equity allocations shown in the condensed consolidated statement of changes in equity differ from their respective pro-rata ownership interests in KKR’s net assets.

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(760,336)	$1,943,009
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	(38)	1,933
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	(158,784)	1,431,561
Plus: Income tax / (benefit) attributable to KKR Management Holdings Corp.	(9,385)	6,053
Net income (loss) attributable to KKR & Co. L.P. and KKR Holdings	$(610,899)	$515,568

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$(271,575)	$239,008

Investments

Investments consist primarily of private equity, real assets, credit, investments of consolidated CFEs, equity method, carried interest and other investments. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 4, “Investments.”

The following describes the types of securities held within each investment class.

Private Equity - Consists primarily of equity investments in operating businesses including growth equity investments.

Real Assets - Consists primarily of investments in (i) energy related assets, principally oil and natural gas producing properties, (ii) infrastructure assets, and (iii) real estate, principally residential and commercial real estate assets and businesses.

Credit - Consists primarily of investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans), distressed and opportunistic debt and interests in unconsolidated CLOs.

Investments of Consolidated CFEs - Consists primarily of (i) investments in below investment grade corporate debt securities (primarily high yield bonds and syndicated bank loans) held directly by the consolidated CLOs and (ii) investments in newly originated, fixed-rate mortgage loans held directly by the consolidated CMBS vehicles.

Equity Method - Consists primarily of (i) certain investments in private equity funds, real assets funds and credit funds, which are not consolidated and (ii) certain investments in operating companies in which KKR is deemed to exert significant influence.

Carried Interest - Consists of carried interest from unconsolidated investment funds that are allocated to KRR as the general partner of the investment fund based on cumulative fund performance to date, and where applicable, subject to a preferred return.

Other - Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit or investments of consolidated CFEs.

Investments held by Consolidated Investment Funds

The consolidated investment funds are, for GAAP purposes, investment companies and reflect their investments and other financial instruments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. KKR has retained this specialized accounting for the consolidated funds in consolidation. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments and other financial instruments held by the consolidated investment funds are reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations.

Certain energy investments are made through consolidated investment funds, including investments in working and royalty interests in oil and natural gas producing properties as well as investments in operating companies that operate in the energy industry. Since these investments are held through consolidated investment funds, such investments are reflected at fair value as of the end of the reporting period.

Investments in operating companies that are held through KKR’s consolidated investment funds are generally classified within private equity investments and investments in working and royalty interests in oil and natural gas producing properties are generally classified as real asset investments.

Energy Investments held directly by KKR

Certain energy investments are made by KKR directly in working and royalty interests in oil and natural gas producing properties outside of investment funds. Oil and natural gas producing activities are accounted for under the successful efforts method of accounting and such working interests are consolidated based on the proportion of the working interests held by KKR. Accordingly, KKR reflects its proportionate share of the underlying statements of financial condition and statements of operations of the consolidated working interests on a gross basis and changes in the value of these working interests are not reflected as unrealized gains and losses in the consolidated statements of operations. Under the successful efforts method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain nonproducing leasehold costs are charged to expense as incurred.

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

Fair Value Option
For certain investments and other financial instruments, KKR has elected the fair value option. Such election is irrevocable and is applied on a financial instrument by financial instrument basis at initial recognition. KKR has elected the fair value option for certain private equity, real assets, credit, investments of consolidated CFEs, equity method and other financial instruments not held through a consolidated investment fund with gains and losses recorded in net income. Accounting for these investments at fair value is consistent with how KKR accounts for its investments held through consolidated investment funds. Changes in the fair value of such instruments are recognized in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Interest income on interest bearing credit securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest Income in the consolidated statements of operations.

Equity Method

For certain investments in entities over which KKR exercises significant influence but which do not meet the requirements for consolidation and for which KKR has not elected the fair value option, KKR uses the equity method of accounting. KKR’s share of earnings (losses) from these investments is reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. The carrying value of equity method investments in private equity funds, real assets funds and credit funds, which are not consolidated, approximate fair value, because the underlying investments of the unconsolidated investment funds are reported at fair value. The carrying value of equity method investments in certain operating companies, which KKR is determined to exert significant influence and for which KKR has not elected the fair value option, is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR’s respective ownership percentage, less distributions. KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Financial Instruments held by Consolidated CFEs

As of January 1, 2015, KKR adopted the measurement alternative included in ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”), and has applied the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2015. Refer to the consolidated statements of changes in equity for the impact of this adjustment. Pursuant to ASU 2014-13, KKR measures both the financial assets and financial liabilities of the consolidated CFEs in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities.

For the consolidated CLO entities, KKR has determined that the fair value of the financial assets of the consolidated CLOs are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are being measured at fair value and the financial liabilities are being measured as: (1) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by KKR (other than those that represent compensation for services) and KKR’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by KKR).

For the consolidated CMBS vehicles, KKR has determined that the fair value of the financial liabilities of the consolidated CMBS vehicles are more observable than the fair value of the financial assets of the consolidated CMBS vehicles. As a result, the financial liabilities of the consolidated CMBS vehicles are being measured at fair value and the financial assets are being measured in consolidation as: (1) the sum of the fair value of the financial liabilities (other than the beneficial interests retained by KKR), the fair value of the beneficial interests retained by KKR and the carrying value of any nonfinancial liabilities that are incidental to the operations of the CMBS vehicles less (2) the carrying value of any nonfinancial assets that are incidental to the operations of the CMBS vehicles. The resulting amount is allocated to the individual financial assets.

Under the measurement alternative pursuant to ASU 2014-13, KKR’s consolidated net income (loss) reflects KKR’s own economic interests in the consolidated CFEs including (i) changes in the fair value of the beneficial interests retained by KKR and (ii) beneficial interests that represent compensation for services rendered.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Except for certain of KKR's equity method investments (see "Equity Method" above in this Note 2, "Summary of Significant Accounting Policies") and debt obligations (as described in Note 10, "Debt Obligations"), KKR's investments and other financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors.

GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I - Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. The types of financial instruments included in this category are publicly-listed equities, credit investments and securities sold short.

Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments included in this category are credit investments, investments and debt obligations of consolidated CLO entities, convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts.

Level III - Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments generally included in this category are private portfolio companies, real assets investments, credit investments, equity method investments for which the fair value option was elected and investments and debt obligations of consolidated CMBS entities.

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

Management’s determination of fair value is based upon the methodologies and processes described below and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors.

Level II Valuation Methodologies

Credit Investments: These instruments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an instrument. Ask prices represent the lowest price that KKR and others are willing to accept for an instrument. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range.

KKR’s policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR’s best estimate of fair value.

Investments and Debt Obligations of Consolidated CLO Vehicles: Investments of consolidated CLO vehicles are valued using the same valuation methodology as described above for credit investments. Under ASU 2014-13, KKR measures CLO debt obligations on the basis of the fair value of the financial assets of the CLO.

Securities indexed to publicly-listed securities: The securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company’s other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 54% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

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

In the case of growth equity investments, enterprise values are determined using the market comparables analysis and discounted cash flow analysis described above. A scenario analysis may also be conducted to subject the estimated enterprise values to a downside, base and upside case.  The enterprise value in each case may then be allocated across the investment’s capital structure to reflect the terms of the security and subjected to probability weightings.  In certain cases, the values of growth equity investments may be based on recent or expected financings and the companies' performance relative to key objectives or milestones.

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

Investments and Debt Obligations of Consolidated CMBS Vehicles: Under ASU 2014-13, KKR measures CMBS investments on the basis of the fair value of the financial liabilities of the CMBS. Debt obligations of consolidated CMBS vehicles are valued based on discounted cash flow analyses. The key input is the expected yield of each CMBS security using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g. securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. For credit investments, an independent valuation firm is generally engaged by KKR with respect to most investments classified as Level III. The valuation firm either provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees.

KKR has a global valuation committee comprised of senior employees including investment professionals and professionals from business operations functions, and includes our Chief Financial Officer, General Counsel and Chief Compliance Officer. The global valuation committee is assisted by valuation sub-committees and investment professionals for each business strategy. All preliminary Level III valuations are reviewed and approved by the valuation sub-committees for private equity, real estate, energy and infrastructure and credit, as applicable. When Level III valuations are required to be performed on hedge fund investments, a valuation sub-committee for hedge funds reviews these valuations. The valuation sub-committees are responsible for the review and approval of valuations in their respective business lines on a quarterly basis. The members of the valuation sub-committees are comprised of investment professionals and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments.

The global valuation committee provides general oversight of the valuation sub-committees. The global valuation committee is responsible for coordinating and implementing the firm’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All valuations are subject to approval by the global valuation committee. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of the board of directors of the general partner of KKR & Co. L.P. and are then reported to the board of directors.

Freestanding Derivatives
Freestanding derivatives are instruments that KKR and certain of the consolidated funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include forward, swap and option contracts related to foreign currencies and interest rates to manage foreign exchange risk and interest rate risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accounts Payable, Accrued Expenses and Other Liabilities and are presented on a gross basis in the consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. KKR’s derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.
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

Fees and Other

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Management fees, fee credits and carried interest earned from consolidated funds are eliminated in consolidation and as such are not recorded in Fees and Other. The economic impact of these management fees, fee credits and carried interests that are eliminated is reflected as an adjustment to noncontrolling interests and has no impact to Net Income Attributable to KKR & Co. L.P. As a result of the de-consolidation of most of our investment funds, the management fees, fee credits and carried interests associated with funds that had previously been consolidated are included in Fees and Other beginning on January 1, 2016 as such amounts are no longer eliminated.

Fees and other consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles, and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, (iv) carried interest allocations to general partners of unconsolidated funds, (v) revenue earned by oil and gas-producing entities that are consolidated and (vi) consulting fees earned by consolidated entities that employ non-employee operating consultants.

For the three months ended March 31, 2016 and 2015, respectively, fees and other consisted of the following:

	Three Months Ended March 31,
	2016	2015
Management Fees	$156,330	$48,205
Transaction Fees	97,268	100,150
Monitoring Fees	28,103	111,525
Fee Credits	(22,379)	(7,545)
Carried Interest	(116,956)	—
Incentive Fees	(2,008)	5,639
Oil and Gas Revenue	13,561	24,944
Consulting Fees	8,886	8,427
Total Fees and Other	$162,805	$291,345

All revenues presented in the table above, except for oil and gas revenue, are earned from KKR investment funds and portfolio companies. Consulting fees are earned by certain consolidated entities that employ non-employee operating consultants from providing advisory and other services to portfolio companies and other companies. These fees are separately negotiated with each company for which services are provided and are not shared with KKR.

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

Fee Credits

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

Carried Interest
For certain investment fund structures, carried interest is allocated to the general partner based on cumulative fund performance to date, and where applicable, subject to a preferred return to limited partners. At the end of each reporting period, KKR calculates the carried interest that would be due to KKR for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (a) positive performance resulting in an increase in the carried interest allocated to the general partner or (b) negative performance that would cause the amount due to KKR to be less than the amount previously recognized as revenue, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, it is necessary to calculate the carried interest on cumulative results compared to the carried interest recorded to date and make the required positive or negative adjustments. KKR ceases to record negative carried interest allocations once previously recognized carried interest allocations for a fund have been fully reversed. KKR is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative carried interest over the life of a fund. Accrued but unpaid carried interest as of the reporting date is reflected in Investments in the consolidated statements of financial condition.
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

Intangible Assets

Intangible assets consist primarily of contractual rights to earn future fee income, including management and incentive fees, and are recorded in Other Assets in the accompanying consolidated statements of financial condition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and amortization expense is included within General, Administrative and Other in the accompanying consolidated statements of operations. Intangible assets are reviewed for impairment when circumstances indicate impairment may exist. As of March 31, 2016, KKR does not have any indefinite-lived intangible assets.

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

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance in ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. ASU 2015-02 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. KKR adopted ASU 2015-02 on January 1, 2016. See "Principles of Consolidation" for a discussion of the impact that the adoption had on KKR's financial statements.

Interest - Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amended guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than a deferred charge within other assets, consistent with debt discounts. In August 2015, the FASB clarified that line-of-credit arrangements are outside the scope of ASU 2015-03. The amended guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. KKR adopted the guidance for debt arrangements that are not line-of-credit arrangements for the three months ended March 31, 2016 and applied a retrospective approach. As a result of the adoption, the December 31, 2015 statement of financial condition was impacted resulting in a reduction in deferred financing costs reported in other assets and a corresponding reduction in debt obligations of $15.4 million. Adoption of this guidance had no impact on KKR & Co. L.P. Partners’ Capital and Net Income (Loss) Attributable to KKR & Co. L.P.

Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share

In May 2015, the FASB issued amended guidance on the disclosures for investments in certain entities that calculate net asset value per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This guidance was adopted by KKR on January 1, 2016 and did not have a material impact on KKR’s financial statements.

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

The following table summarizes total Net Gains (Losses) from Investment Activities for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Private Equity (a)	$(2,127)	$(212,361)	$1,619,876	$271,278
Credit and Other (a)	(40,504)	(237,050)	42,826	(275,975)
Investments of Consolidated CFEs (a)	(36,989)	219,184	(17,271)	92,903
Real Assets (a)	12,355	(123,138)	—	(100,112)
Foreign Exchange Forward Contracts and Options (b)	17,761	(46,200)	133,931	323,310
Securities Sold Short (b)	15,159	(17,335)	(1,637)	(21,802)
Other Derivatives (b)	(16,513)	4,356	(7,679)	9,439
Debt Obligations and Other (c)	7,575	(279,396)	35,741	(185,003)
Net Gains (Losses) From Investment Activities	$(43,283)	$(691,940)	$1,805,787	$114,038

(a) See Note 4 "Investments."
(b) See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."
(c) See Note 10 "Debt Obligations."

4. INVESTMENTS

Investments consist of the following:

	March 31, 2016	December 31, 2015
Private Equity	$3,203,156	$36,398,474
Credit	4,735,020	6,300,004
Investments of Consolidated CFEs	13,652,783	12,735,309
Real Assets	1,485,230	4,048,281
Equity Method	2,882,007	1,730,565
Carried Interest	2,736,548	245,066
Other	1,090,568	3,848,232
Total Investments	$29,785,312	$65,305,931

As of December 31, 2015, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance, Inc. of $5.1 billion and First Data Corporation of $4.3 billion. As of March 31, 2016, there were no investments which represented greater than 5% of total investments. In addition, as of March 31, 2016 and December 31, 2015, investments totaling $14.6 billion and $14.2 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 10 “Debt Obligations.” The majority of the securities underlying private equity investments represent equity securities.

Carried Interest

Carried interest allocated to the general partner in respect of performance of investment funds that are not consolidated were as follows:

Carried Interest
Balance at December 31, 2015	$245,066
Deconsolidation of Funds on Adoption of ASU 2015-02	2,712,962
Carried Interest Allocated as a result of Changes in Fund Fair Value	(116,956)
Fund Distributions	(104,524)
Balance at March 31, 2016	$2,736,548

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR's assets and liabilities by the fair value hierarchy. Carried Interest and Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	March 31, 2016
	Level I	Level II	Level III	Total
Private Equity	$1,889,455	$—	$1,313,701	$3,203,156
Credit	—	478,444	4,256,576	4,735,020
Investments of Consolidated CFEs	—	8,102,301	5,550,482	13,652,783
Real Assets	—	58,537	1,426,693	1,485,230
Equity Method	—	291,049	455,945	746,994
Other	559,618	26,624	504,326	1,090,568
Total	2,449,073	8,956,955	13,507,723	24,913,751

Foreign Exchange Contracts and Options	—	99,726	—	99,726
Other Derivatives	3,260	6,780	—	10,040
Total Assets	$2,452,333	$9,063,461	$13,507,723	$25,023,517

	December 31, 2015
	Level I	Level II	Level III	Total
Private Equity	$16,614,008	$880,928	$18,903,538	$36,398,474
Credit	—	1,287,649	5,012,355	6,300,004
Investments of Consolidated CFEs	—	12,735,309	—	12,735,309
Real Assets	—	—	4,048,281	4,048,281
Equity Method	—	—	891,606	891,606
Other	817,328	449,716	2,581,188	3,848,232
Total	17,431,336	15,353,602	31,436,968	64,221,906

Foreign Exchange Contracts and Options	—	635,183	—	635,183
Other Derivatives	—	5,703	—	5,703
Total Assets	$17,431,336	$15,994,488	$31,436,968	$64,862,792

Liabilities, at fair value:

	March 31, 2016
	Level I	Level II	Level III	Total
Securities Sold Short	$400,053	$—	$—	$400,053
Foreign Exchange Contracts and Options	—	18,222	—	18,222
Unfunded Revolver Commitments	—	5,171	—	5,171
Other Derivatives (1)	—	55,409	78,360	133,769
Debt Obligations of Consolidated CFEs	—	7,870,454	5,447,158	13,317,612
Total Liabilities	$400,053	$7,949,256	$5,525,518	$13,874,827

	December 31, 2015
	Level I	Level II	Level III	Total
Securities Sold Short	$286,981	$13,009	$—	$299,990
Foreign Exchange Contracts and Options	—	83,748	—	83,748
Unfunded Revolver Commitments	—	15,533	—	15,533
Other Derivatives	—	104,518	—	104,518
Debt Obligations of Consolidated CFEs	—	12,365,222	—	12,365,222
Total Liabilities	$286,981	$12,582,030	$—	$12,869,011

(1)
Includes an option issued in connection with the acquisition of a 24.9% equity interest in Marshall Wace LLP and its affiliates ("Marshall Wace") to increase KKR's ownership interest over time to 39.9%. The option is valued using a Monte-Carlo simulation valuation methodology. Key inputs used in this methodology that require estimates include Marshall Wace's dividend yield, assets under management volatility and equity volatility.

The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$18,903,538	$5,012,355	$—	$4,048,281	$891,606	$2,581,188	$31,436,968	$—
Transfers Out Due to Deconsolidation of Funds on Adoption of ASU 2015-02	(17,806,748)	(710,348)	—	(2,628,999)	—	(2,026,793)	(23,172,888)	—
Transfers In	—	2,447	4,343,829	—	—	—	4,346,276	4,272,081
Transfers Out	—	—	—	(55,781)	(311,270)	—	(367,051)	—
Asset Purchases / Debt Issuances	235,541	344,055	1,026,801	224,519	8,231	33,926	1,873,073	990,450
Sales	—	(286,104)	(7,278)	(58,619)	(57,560)	(55,528)	(465,089)	—
Settlements	—	1,247	—	—	—	—	1,247	(7,278)
Net Realized Gains (Losses)	—	11,391	—	13,602	(1,991)	(24,613)	(1,611)	—
Net Unrealized Gains (Losses)	(18,630)	(121,708)	187,130	(116,310)	(73,071)	(3,854)	(146,443)	191,905
Change in Other Comprehensive Income	—	3,241	—	—	—	—	3,241	—
Balance, End of Period	$1,313,701	$4,256,576	$5,550,482	$1,426,693	$455,945	$504,326	13,507,723	$5,447,158

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$(18,630)	$(121,708)	$187,130	$(116,310)	$(73,071)	$(3,854)	$(146,443)	$191,905

	Three Months Ended March 31, 2015
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$26,276,021	$4,192,702	$92,495	$3,130,404	$898,206	$1,234,795	$35,824,623	$7,615,340
Transfers In	—	16,706	108,340	—	—	1,187	126,233	—
Transfers Out	(1,212,235)	(12,860)	—	—	—	(1,710)	(1,226,805)	—
Asset Purchases / Debt Issuances	688,776	433,196	1,308	853,770	43,704	370,658	2,391,412	—
Sales	(327,054)	(196,667)	(3,138)	(9,963)	(49)	(99,114)	(635,985)	—
Settlements	—	57,567	(883)	—	—	1,969	58,653	—
Net Realized Gains (Losses)	145,084	(6,536)	—	—	—	1,229	139,777	—
Net Unrealized Gains (Losses)	561,623	(257,883)	(44,466)	(100,112)	(17,003)	(52,569)	89,590	—
Change in Accounting Principle	—	—	—	—	—	—	—	(7,615,340)
Change in Other Comprehensive Income	—	—	—	—	—	—	—	—
Balance, End of Period	$26,132,215	$4,226,225	$153,656	$3,874,099	$924,858	$1,456,445	$36,767,498	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$712,482	$(289,389)	$(44,466)	$(100,112)	$(17,003)	$(54,428)	$207,084	$—

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations.

The following table summarizes the fair value transfers between fair value levels during the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Assets, at fair value:
Transfers from Level II to Level III [1]	$4,346,276	$126,233
Transfers from Level III to Level II [2]	$367,051	$14,570
Transfers from Level III to Level I [3]	$—	$1,212,235

Liabilities, at fair value:
Transfers from Level II to Level III [4]	$4,272,081	$—

(1)
Transfers out of Level II and into Level III are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)
Transfers out of Level III and into Level II are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

(3)	Transfers out of Level III and into Level I are attributable to portfolio companies that are valued using their publicly traded market price.

(4)
Transfers out of Level II and into Level III are principally attributable to debt obligations of CMBS vehicles due to an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured at fair value and categorized within Level III as of March 31, 2016:

	Fair Value March 31, 2016		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$1,313,701

Private Equity	$543,184		Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	9.9%	5% - 15%	Decrease
				Weight Ascribed to Market Comparables	42.5%	0% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	46.7%	12.5% - 100%	(5)
				Weight Ascribed to Transaction Price	10.8%	0% - 75%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.0x	9.6x - 18.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	10.6x	8.1x - 15.2x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11%	8.8% - 13.5%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.5x	8.0x - 12.4x	Increase

Growth Equity	$770,517		Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	13.1%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	51.3%	7.5% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	19.9%	0.0% - 85.0%	(5)
				Weight Ascribed to Transaction Price	28.8%	0.0% - 85.0%	(6)
			Scenario Weighting	Base	50.5%	30.0% - 80.0%	Increase
				Downside	26.0%	10.0% - 40.0%	Decrease
				Upside	23.5%	10.0% - 33.3%	Increase

Credit	$4,256,576		Yield Analysis	Yield	10.3%	4.9% - 26.1%	Decrease
				Net Leverage	5.1	0.9x - 18.3x	Decrease
				EBITDA Multiple	9.1	1.1x - 25.4x	Increase

Investments of Consolidated CFEs	$5,550,482	(9)
Debt Obligations of Consolidated CFEs	$5,447,158		Discounted cash flow	Yield	5.5%	1.6% - 24.6%	Decrease

Real Assets	$1,426,693	(10)

Energy	$640,560		Discounted cash flow	Weighted Average Cost of Capital	11.0%	8.0% - 17.3%	Decrease
				Average Price Per BOE (8)	$38.55	$23.46 - $42.86	Increase

Real Estate	$668,822		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	40.8%	0% - 75%	(7)
				Weight Ascribed to Discounted Cash Flow	59.2%	25% - 100%	(5)
			Direct Income Capitalization	Current Capitalization Rate	6.3%	4.0% - 10.9%	Decrease
			Discounted cash flow	Unlevered Discount Rate	9.3%	6.8% - 20%	Decrease

(1)
In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. Management has determined that market participants would take these inputs into account when valuing the investments and debt obligations. LTM means Last Twelve Months and EBITDA means Earnings Before Interest Taxes Depreciation and Amortization.

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

(8)
The total Energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent, or BOE, is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 83% liquids and 17% natural gas.

(9)	Under ASU 2014-13, KKR measures CMBS investments on the basis of the fair value of the financial liabilities of the CMBS vehicle. See Note 2 "Summary of Significant Accounting Policies."

(10)
Includes one Infrastructure investment for $117.3 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital (8.7%) and the enterprise value/LTM EBITDA Exit Multiple (11.0x).

The table above excludes equity method investments in the amount of $455.9 million, comprised primarily of interests in real estate joint ventures, which were valued using level III value methodologies which are the same as those shown for real estate investments.

The table above excludes other investments in the amount of $504.3 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2016	December 31, 2015
Assets
Private Equity	$209,252	$211,474
Credit	957,057	936,063
Investments of Consolidated CFEs	13,652,783	12,735,309
Real Assets	117,311	90,245
Equity Method	746,994	891,606
Other	348,305	374,185
Total	$16,031,702	$15,238,882

Liabilities
Debt Obligations of Consolidated CFEs	$13,317,612	$12,365,222
Total	$13,317,612	$12,365,222

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2016		2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Assets
Private Equity	$—	$(3,144)	$115,535	$24,027
Credit	(5,196)	(45,641)	2,970	(4,386)
Investments of Consolidated CFEs	(36,989)	219,184	(17,271)	92,903
Real Assets	—	5,240	—	(2,514)
Equity Method	(1,991)	(93,293)	—	(17,003)
Other	(1,816)	(10,502)	—	(9,577)
Total	$(45,992)	$71,844	$101,234	$83,450

Liabilities
Debt Obligations of Consolidated CFEs	—	(267,456)	—	(107,056)
Total	$—	$(267,456)	$—	$(107,056)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three months ended March 31, 2016 and 2015, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended March 31,
	2016	2015
Net Income (Loss) Attributable to KKR & Co. L.P.	$(329,939)	$270,507

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	450,262,143	434,874,820
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$(0.73)	$0.62

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	450,262,143	434,874,820
Weighted Average Unvested Common Units and Other Exchangeable Securities	—	37,350,524
Weighted Average Common Units Outstanding - Diluted	450,262,143	472,225,344
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$(0.73)	$0.57

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

For the three months ended March 31, 2016, equity awards granted under the Equity Incentive Plan as well as exchangeable equity securities issued in connection with the acquisition of Avoca have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since these equity awards and exchangeable equity securities would be anti-dilutive, having the effect of decreasing the loss per common unit.

	Three Months Ended March 31,
	2016	2015
Weighted Average KKR Holdings Units Outstanding	360,317,628	375,836,317

For the three months ended March 31, 2016 and 2015, KKR Holdings units have been excluded from the calculation of Net Income (Loss) attributable to KKR & Co. L.P. per common unit - diluted since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	March 31, 2016	December 31, 2015
Due from Broker (a)	$340,702	$365,678
Oil & Gas Assets, net (b)	298,010	355,537
Deferred Tax Assets, net	290,723	275,391
Interest, Dividend and Notes Receivable (c)	277,229	372,699
Fixed Assets, net (d)	230,134	226,340
Intangible Assets, net (e)	171,731	176,987
Unsettled Investment Sales (f)	147,332	74,862
Foreign Exchange Contracts and Options (g)	99,726	635,183
Goodwill (e)	89,000	89,000
Receivables	84,882	78,297
Derivative Assets	10,040	5,703
Deferred Transaction Related Expenses	35,462	35,422
Prepaid Taxes	21,855	24,326
Prepaid Expenses	15,383	13,697
Deferred Financing Costs	13,907	65,225
Other	60,980	14,790
Total	$2,187,096	$2,809,137

(a)	Represents amounts held at clearing brokers resulting from securities transactions.

(b)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization.

(c)	Represents interest and dividend receivables and a promissory note due from a third party. The promissory note bears interest at 2.0% per annum and matures in January 2018.

(d)
Net of accumulated depreciation and amortization of $139,442 and $135,487 as of March 31, 2016 and December 31, 2015, respectively. Depreciation and amortization expense of $3,916 and $3,914 for the three months ended March 31, 2016 and 2015, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

(e)	See Note 16 “Goodwill and Intangible Assets.”

(f)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

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

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2016	December 31, 2015
Amounts Payable to Carry Pool (a)	$1,113,450	$1,199,000
Securities Sold Short (b)	400,053	299,990
Unsettled Investment Purchases (c)	222,287	594,152
Derivative Liabilities	133,769	104,518
Interest Payable	92,255	102,195
Accounts Payable and Accrued Expenses	79,038	112,007
Accrued Compensation and Benefits	59,987	17,765
Contingent Consideration Obligation (d)	46,600	46,600
Deferred Rent and Income	23,677	21,706
Foreign Exchange Contracts and Options (e)	18,222	83,748
Redemptions Payable	17,155	—
Taxes Payable	13,733	8,770
Due to Broker (f)	—	27,121
Other Liabilities	43,087	97,778
Total	$2,263,313	$2,715,350

(a)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

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

(c)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

(d)	Represents potential contingent consideration related to the acquisition of Prisma.

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

9. VARIABLE INTEREST ENTITIES

As indicated in Note 2, "Summary of Significant Accounting Policies", on January 1, 2016, KKR adopted ASU 2015-02. Subsequent to the adoption of ASU 2015-02, limited partnerships and other similar entities where unaffiliated limited partners have not been granted kick-out rights are deemed to be VIEs. Since substantially all of KKR's investment funds are partnerships where limited partners are not granted kick-out rights, the adoption of ASU 2015-02 resulted in numerous entities that were previously classified as VOEs under the prior consolidation guidance becoming VIEs under ASU 2015-02. Since most of KKR's investment funds were de-consolidated as a result of the adoption of ASU 2015-02, the number of unconsolidated VIEs has increased significantly from December 31, 2015.

Consolidated VIEs

KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary as described in Note 2, "Summary of Significant Accounting Policies" and which are predominately CFEs and certain investment funds. The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn capital gains, current income or both in exchange for management and performance based fees or carried interest. KKR’s investment strategies for these VIEs differ by product; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any.

Unconsolidated VIEs

KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated include certain investment funds sponsored by KKR and certain CLO vehicles.

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $3.7 billion at March 31, 2016. Accordingly, disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2016, KKR's commitments to these unconsolidated investment funds was $1.1 billion. KKR has not provided any financial support other than its obligated amount as of March 31, 2016.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of March 31, 2016, combined assets under management in the pools of unconsolidated CLO vehicles were $1.4 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $1.6 million as of March 31, 2016. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of March 31, 2016 and December 31, 2015, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2016	December 31, 2015
Investments	$3,734,487	$264,277
Due from (to) Affiliates, net	(36,022)	4,315
Maximum Exposure to Loss	$3,698,465	$268,592

10. DEBT OBLIGATIONS

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

KKR’s borrowings consisted of the following:

	March 31, 2016				December 31, 2015
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	500,000	—	—		500,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (a)	—	497,363	583,355	(j)	—	497,217	578,510	(j)
KKR Issued 5.500% Notes Due 2043 (b)	—	490,900	513,780	(j)	—	490,815	517,880	(j)
KKR Issued 5.125% Notes Due 2044 (c)	—	989,084	985,810	(j)	—	988,985	994,960	(j)
KFN Issued 8.375% Notes Due 2041 (d)	—	289,350	270,549	(k)	—	289,660	273,965	(k)
KFN Issued 7.500% Notes Due 2042 (e)	—	123,267	120,701	(k)	—	123,346	120,425	(k)
KFN Issued Junior Subordinated Notes (f)	—	248,903	200,179		—	248,498	216,757
Other Consolidated Debt Obligations:
Fund Financing Facilities (g)	1,338,690	871,018	871,018	(l)	3,465,238	3,710,854	3,710,854	(l)
CLO Debt Obligations (h)	—	7,870,454	7,870,454		—	8,093,141	8,093,141
CMBS Debt Obligations (i)	—	5,447,158	5,447,158		—	4,272,081	4,272,081
	$2,838,690	$16,827,497	$16,863,004		$4,965,238	$18,714,597	$18,778,573

(a)	$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020.

(b)	$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043.

(c)	$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044.

(d)	KKR consolidates KFN and thus reports KFN’s outstanding $259 million aggregate principal amount of 8.375% senior notes due 2041.

(e)	KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042.

(f)
KKR consolidates KFN and thus reports KFN’s outstanding $284 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 5.6% and the weighted average years to maturity is 20.5 years as of March 31, 2016. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(g)
Certain of KKR’s consolidated investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 2.9% and 2.3% as of March 31, 2016 and December 31, 2015, respectively. In addition, the weighted average years to maturity is 3.2 years and 2.5 years as of March 31, 2016 and December 31, 2015, respectively.

(h)	CLO debt obligations are carried at fair value and are classified as Level II within the fair value hierarchy. See Note 5 “Fair Value Measurements.”

(i)	CMBS debt obligations are carried at fair value and are classified as Level III within the fair value hierarchy. See Note 5 “Fair Value Measurements.”

(j)	The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.

(k)	The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

(l)	Carrying value approximates fair value given the fund financing facilities’ interest rates are variable.

Revolving Credit Facilities

KCM Credit Agreement

KKR Capital Markets maintains a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.

On March 30, 2016, the KCM Credit Agreement was amended to extend the maturity date from March 30, 2017 to March 30, 2021.  If a borrowing is made on the KCM Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the loan is a Eurocurrency Loan, it will be based on the LIBOR Rate plus the applicable margin which ranges initially between 1.25% and 2.50%, depending on the amount and nature of the loan. If the loan is an ABR Loan, it will be based on the Prime Rate plus the applicable margin which ranges initially between 0.25% and 1.50% depending on the amount and nature of the loan. Borrowings under this facility may only be used for KKR’s capital markets business, and its only obligors are entities involved in KKR's capital markets business, and its liabilities are non-recourse to other parts of KKR's business.

Other Consolidated Debt Obligations

Debt Obligations of Consolidated CFEs

As of March 31, 2016, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$7,604,519	2.4%	9.8
Subordinated Notes of Consolidated CLOs	265,935	(a)	8.6
Debt Obligations of Consolidated CMBS Vehicles	5,447,158	4.5%	32.8
	$13,317,612

(a) The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of March 31, 2016, the fair value of the consolidated CFE assets was $14.4 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

11. INCOME TAXES

The consolidated entities of KKR are generally treated as partnerships or disregarded entities for U.S. and non-U.S. tax purposes.  The taxes payable on the income generated by partnerships and disregarded entities are generally paid by the fund investors, unitholders, principals and other third parties who beneficially own such partnerships and disregarded entities and are generally not payable by KKR.  However, certain consolidated entities are or are treated as corporations for U.S. and non-U.S tax purposes and are therefore subject to U.S. federal, state and/or local income taxes and/or non-U.S. taxes at the entity-level. In addition, certain consolidated entities which are treated as partnerships for U.S. tax purposes are subject to the New York City Unincorporated Business Tax or other local taxes.

The effective tax rates were (0.25)% and 0.82% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three month period ended March 31, 2016, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015
Equity Incentive Plan Units	$49,961	$52,265
KKR Holdings Market Condition Awards	6,397	—
Other Exchangeable Securities	3,256	3,768
KKR Holdings Principal Awards	151	2,518
KKR Holdings Restricted Equity Units	—	128
Discretionary Compensation	4,058	17,871
Total	$63,823	$76,550

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

As of March 31, 2016, there was approximately $332.1 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2016	$126.6
2017	124.3
2018	67.2
2019	14.0
Total	$332.1

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2016 through March 31, 2016 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	23,128,228	$14.61
Granted	13,425,594	13.44
Vested	(12,218)	18.52
Forfeited	(874,764)	14.60
Balance, March 31, 2016	35,666,840	$14.17

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.3 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
April 1, 2016	6,918,886
October 1, 2016	5,085,060
April 1, 2017	8,546,553
October 1, 2017	2,199,577
April 1, 2018	7,287,306
October 1, 2018	1,838,096
April 1, 2019	3,352,464
October 1, 2019	438,898
35,666,840

KKR Holdings - Market Condition Awards

In 2016, certain KKR employees and non-employee operating consultants were granted approximately 28.9 million KKR Holdings units subject to price and service-based vesting requirements (“Market Condition Awards”). Tranches of these Market Condition Awards become eligible to vest periodically on four annual vesting dates beginning on January 1, 2018, upon satisfaction of a service-based vesting condition and also a market condition vesting based on the price of KKR common units reaching and maintaining certain specified price thresholds for a specified period of time. None of these Market Condition Awards are eligible to vest prior to January 1, 2018 and if applicable price targets are not achieved by the close of business on January 1, 2021, any unvested Market Condition Awards will be automatically canceled and forfeited. These Market Condition Awards are not subject to additional transfer restrictions after vesting but are subject to minimum retained ownership requirements. Due to the existence of a market condition, the vesting period for the Market Condition Awards is not explicit, and as such is the longer of (a) the defined service-based vesting period and (b) the period derived from the valuation technique used to estimate the grant-date fair value of the award (the “Derived Vesting Period”). For awards granted in 2016, the service based vesting period exceeds the Derived Vesting Period and as such, compensation expense will be recognized in the statement of operations based on the service based vesting periods.

The Market Condition Awards were granted from outstanding but previously unallocated units of KKR Holdings, and consequently these grants do not increase the number of KKR Holdings units outstanding. If and when vested, these Market Condition Awards would not dilute KKR's respective ownership interests in the KKR Group Partnerships.

The fair value of the Market Condition Awards are based on a Monte-Carlo simulation valuation model due to the existence of the market condition described above. Below is a summary of the significant assumptions used to estimate the grant date fair value of the Market Condition Awards.

Closing KKR unit price as of valuation date	$15.23
Risk Free Rate	1.72%
Volatility	25.0%
Dividend Yield	4.2%
Expected Cost of Equity	11.76%

In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in distributions until such awards have met their vesting requirements.

The table below shows the units that were granted and their respective market conditions, total vesting periods and grant date fair values.

Units Granted	Market Condition Vesting Threshold per KKR common unit	Vesting Date	Grant Date Fair Value Per Unit
5,775,000	$23.65	January 1, 2018	$5.07
5,775,000	$27.02	January 1, 2019	$3.44
8,662,500	$30.40	January 1, 2020	$2.32
8,662,500	$33.78	January 1, 2021	$1.57
28,875,000

Compensation expense is recognized over a two to five year period using the graded-attribution method, which treats each vesting tranche as a separate award. Additionally, the recognition of compensation expense assumes a forfeiture rate of up to 4% annually based on expected turnover.
As of March 31, 2016, there was approximately $66.6 million of estimated unrecognized compensation expense related to unvested Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2016	$19.5
2017	25.9
2018	12.4
2019	6.5
2020	2.3
Total	$66.6

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

As of March 31, 2016, there was approximately $6.5 million of estimated unrecognized expense related to unvested Other Exchangeable Securities.  That cost is expected to be recognized by October 1, 2016.

A summary of the status of unvested Other Exchangeable Securities from January 1, 2016 through March 31, 2016 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	847,989	$17.28
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, March 31, 2016	847,989	$17.28

The weighted average remaining vesting period over which unvested Other Exchangeable Securities are expected to vest is less than one year and all units will vest on October 1, 2016.

KKR Holdings Principal Awards & KKR Holdings Restricted Equity Units

There is no material unrecognized expense associated with KKR Holdings - Principal Awards and KKR Holdings - Restricted Equity Units.

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

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	March 31, 2016	December 31, 2015
Amounts due from portfolio companies	$39,942	$46,716
Amounts due from unconsolidated investment funds	262,791	74,409
Amounts due from related entities	15,834	18,658
Due from Affiliates	$318,567	$139,783

Due to Affiliates consists of:

	March 31, 2016	December 31, 2015
Amounts due to KKR Holdings in connection with the tax receivable agreement	$128,506	$127,962
Amounts due to unconsolidated investment funds	298,813	—
Amounts due to related entities	2,129	16,845
Due to Affiliates	$429,448	$144,807

14. SEGMENT REPORTING

KKR operates through four reportable business segments. These segments, which are differentiated primarily by their business objectives and investment strategies, are presented below.  These financial results represent the combined financial results of the KKR Group Partnerships on a segment basis.

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

Public Markets

KKR operates and reports its combined credit and hedge funds businesses through the Public Markets segment. KKR’s credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investment funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments, revolving credit investments and long/short credit investment strategies. The funds, accounts, registered investment companies and CLOs in KKR's leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK) LLP, regulated by the United Kingdom Financial Conduct Authority or FCA. KKR Credit Advisors (Ireland) and KKR Credit Advisors (UK) (formerly known collectively as Avoca Capital) were acquired by KKR on February 19, 2014. KKR’s Public Markets segment also includes its hedge funds business that offers a variety of investment strategies, including customized hedge fund portfolios and hedge fund-of-fund solutions. The funds and accounts in our hedge fund business are managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC‑registered investment adviser. Through our Public Markets segment, we also have developed strategic partnerships by acquiring minority stakes in other hedge fund managers.

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

We use KKR's Principal Activities assets to support KKR's investment management and capital markets businesses. Typically, the funds in our Private Markets and Public Markets businesses contractually require KKR, as general partner of the funds, to make sizable capital commitments from time to time. KKR also deploys Principal Activities assets in order to help establish a track record for fundraising purposes in new strategies. KKR may also use its own capital to seed investments for new funds, to bridge capital selectively for its funds’ investments or finance strategic acquisitions and partnerships, although the financial results of an acquired businesses or strategic partnership may be reported in other segments.

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

Modification of Segment Information

As of December 31, 2015, KKR’s management reevaluated the manner in which it made operational and resource deployment decisions and assessed the overall performance of each of KKR’s operating segments. As a result, as of December 31, 2015 KKR modified the presentation of its segment financial information relative to the presentation in prior periods. In addition, since becoming a public company, KKR's principal assets have grown in significance and are a meaningful contributor to its financial results.

In connection with these modifications, segment information for the three months ended March 31, 2015 has been presented in conformity with KKR’s current segment presentation. Consequently, this information will not be consistent with historical segment financial results previously reported. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

Certain of the more significant changes between KKR’s current segment presentation and its previously reported segment presentation are described in the following commentary.

Inclusion of a Fourth Segment

All income (loss) on investments is attributed to the Principal Activities segment. Prior to December 31, 2015, income on investments held directly by KKR was reported in the Private Markets segment, Public Markets segment or Capital Markets segment based on the character of the income generated. For example, income from private equity investments was previously included in the Private Markets segment. However, the financial results of acquired businesses and strategic partnerships have been reported in our other segments.
Expense Allocations

As of December 31, 2015 KKR has changed the manner in which expenses are allocated among its operating segments. Specifically, as described below, (i) a portion of expenses, except for broken deal expenses, previously reflected in the Private Markets, Public Markets or Capital Markets segments are now reflected in the Principal Activities segment and (ii) corporate expenses are allocated across all segments.

Expenses Allocated to Principal Activities

As of December 31, 2015, a portion of the cash compensation and benefits, occupancy and related charges and other operating expenses previously included in the Private Markets, Public Markets and Capital Markets segments is now allocated to the Principal Activities segment. The Principal Activities segment incurs its own direct costs, and an allocation from the other segments is also made to reflect the estimated amount of costs that are necessary to operate the Principal Activities segment, which are incremental to those costs incurred directly by the Principal Activities segment. The total amount of expenses (other than its direct costs) that is allocated to Principal Activities is based on the proportion of revenue earned by Principal Activities, relative to other operating segments, over the preceding four calendar years. This allocation percentage is updated annually or more frequently if there are material changes to KKR's business.

Once the total amount of expense to be allocated to the Principal Activities segment is estimated for each reporting period, the amount of this expense will be allocated from the Private Markets, Public Markets and Capital Markets segments based on the proportion of headcount in each of these three segments.

Allocations of Corporate Overhead

As of December 31, 2015, corporate expenses are allocated to each of the Private Markets, Public Markets, Capital Markets and Principal Activities segments based on the proportion of revenues earned by each segment over the preceding four calendar years. In KKR's previously reported segment presentation, all corporate expenses were allocated to the Private Markets segment.

In connection with these modifications, segment information for the three months ended March 31, 2015 has been presented in conformity with KKR’s current segment presentation. Consequently, this information will not be consistent with historical segment financial results reported prior to December 31, 2015. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Three Months Ended March 31, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$117,798	$76,802	$—	$—	$194,600
Monitoring Fees	12,037	—	—	—	12,037
Transaction Fees	37,398	1,132	57,555	—	96,085
Fee Credits	(22,596)	(211)	—	—	(22,807)
Total Management, Monitoring and Transaction Fees, Net	144,637	77,723	57,555	—	279,915

Performance Income (Loss)
Realized Incentive Fees	—	1,593	—	—	1,593
Realized Carried Interest	93,450	3,838	—	—	97,288
Unrealized Carried Interest	(194,699)	(29,106)	—	—	(223,805)
Total Performance Income (Loss)	(101,249)	(23,675)	—	—	(124,924)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	(24,183)	(24,183)
Net Unrealized Gains (Losses)	—	—	—	(564,991)	(564,991)
Total Realized and Unrealized	—	—	—	(589,174)	(589,174)
Interest Income and Dividends	—	—	—	108,120	108,120
Interest Expense	—	—	—	(48,544)	(48,544)
Net Interest and Dividends	—	—	—	59,576	59,576
Total Investment Income (Loss)	—	—	—	(529,598)	(529,598)

Total Segment Revenues	43,388	54,048	57,555	(529,598)	(374,607)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	48,967	19,054	8,168	24,710	100,899
Realized Performance Income Compensation	37,380	2,172	—	—	39,552
Unrealized Performance Income Compensation	(75,000)	(11,642)	—	—	(86,642)
Total Compensation and Benefits	11,347	9,584	8,168	24,710	53,809
Occupancy and Related Charges	8,925	2,675	628	3,722	15,950
Other Operating Expenses	37,126	9,278	4,096	11,386	61,886
Total Segment Expenses	57,398	21,537	12,892	39,818	131,645

Income (Loss) attributable to noncontrolling interests	—	—	667	—	667

Economic Net Income (Loss)	$(14,010)	$32,511	$43,996	$(569,416)	$(506,919)

Total Assets	$1,738,931	$1,080,077	$306,996	$9,663,781	$12,789,785

	As of and for the Three Months Ended March 31, 2015
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$109,276	$64,504	$—	$—	$173,780
Monitoring Fees	97,838	—	—	—	97,838
Transaction Fees	46,599	13,430	43,257	—	103,286
Fee Credits	(69,906)	(10,588)	—	—	(80,494)
Total Management, Monitoring and Transaction Fees, Net	183,807	67,346	43,257	—	294,410

Performance Income (Loss)
Realized Incentive Fees	—	5,665	—	—	5,665
Realized Carried Interest	302,425	—	—	—	302,425
Unrealized Carried Interest	126,937	12,347	—	—	139,284
Total Performance Income (Loss)	429,362	18,012	—	—	447,374

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	180,667	180,667
Net Unrealized Gains (Losses)	—	—	—	(10,721)	(10,721)
Total Realized and Unrealized	—	—	—	169,946	169,946
Interest Income and Dividends	—	—	—	96,433	96,433
Interest Expense	—	—	—	(45,758)	(45,758)
Net Interest and Dividends	—	—	—	50,675	50,675
Total Investment Income (Loss)	—	—	—	220,621	220,621

Total Segment Revenues	613,169	85,358	43,257	220,621	962,405

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	52,125	16,993	8,852	26,792	104,762
Realized Performance Income Compensation	120,970	2,265	—	—	123,235
Unrealized Performance Income Compensation	50,693	4,938	—	—	55,631
Total Compensation and Benefits	223,788	24,196	8,852	26,792	283,628
Occupancy and Related Charges	7,731	2,478	636	3,951	14,796
Other Operating Expenses	31,572	12,038	3,506	13,830	60,946
Total Segment Expenses	263,091	38,712	12,994	44,573	359,370

Income (Loss) attributable to noncontrolling interests	719	175	2,728	—	3,622

Economic Net Income (Loss)	$349,359	$46,471	$27,535	$176,048	$599,413

Total Assets	$1,750,416	$582,966	$245,381	$11,346,423	$13,925,186

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP:

Fees

	Three Months Ended
	March 31, 2016	March 31, 2015
Total Segment Revenues	$(374,607)	$962,405
Management fees relating to consolidated funds and other entities	(38,270)	(125,575)
Fee credits relating to consolidated funds	428	72,949
Net realized and unrealized carried interest	9,561	(441,709)
Total investment income (loss)	529,598	(220,621)
Revenue earned by oil & gas producing entities	13,561	24,944
Reimbursable expenses	15,881	9,778
Other	6,653	9,174
Fees and Other	$162,805	$291,345

Expenses

	Three Months Ended
	March 31, 2016	March 31, 2015
Total Segment Expenses	$131,645	$359,370
Equity based compensation	63,823	76,550
Reimbursable expenses	24,107	19,859
Operating expenses relating to consolidated funds, CFEs and other entities	43,671	10,970
Expenses incurred by oil & gas producing entities	17,826	21,078
Intangible amortization, acquisition, litigation and certain non-recurring costs	17,393	15,471
Other	9,858	11,735
Total Expenses	$308,323	$515,033

Income (Loss) Before Taxes

	Three Months Ended
	March 31, 2016	March 31, 2015
Economic net income (loss)	$(506,919)	$599,413
Income tax	(1,890)	(16,138)
Amortization of intangibles and other, net (1)	(28,882)	2,790
Equity based compensation	(63,823)	(76,550)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	271,575	(239,008)
Net income (loss) attributable to KKR & Co. L.P.	$(329,939)	$270,507
Net income (loss) attributable to noncontrolling interests	(430,359)	1,670,569
Net income (loss) attributable to redeemable noncontrolling interests	(38)	1,933
Income tax	1,890	16,138
Income (loss) before taxes	$(758,446)	$1,959,147

(1) Other primarily represents the statement of operations impact of the accounting convention difference for direct interests in oil & natural gas properties outside investment funds and interests in consolidated CLOs. On a segment basis, direct interests in oil & natural gas proprieties outside investment funds and interests in consolidated CLOs are carried at fair value with changes in fair value recorded in Economic Net Income (Loss). See Note 2 "Summary of Significant Accounting Policies" for the GAAP accounting for these direct interests in oil and natural gas producing properties outside investment funds and interests in consolidated CLOs.

The items that reconcile KKR’s total reportable segments to the corresponding condensed consolidated amounts calculated and presented in accordance with GAAP for net income (loss) attributable to redeemable noncontrolling interests and income (loss) attributable to noncontrolling interests are primarily attributable to the impact of KKR Holdings L.P., KKR's consolidated funds and certain other entities.

Assets

	As of March 31, 2016	As of March 31, 2015
Total Segment Assets	$12,789,785	$13,925,186
Consolidation of KKR Funds, CFEs and other entities	21,560,382	53,287,550
Accounting basis difference for oil & natural gas properties	78,416	74,254
Total Assets	$34,428,583	$67,286,990

15. EQUITY

Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units.  Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise.  The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units.  The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. See Condensed Consolidated Statements of Changes in Equity for the amount of common units repurchased during the three months ended March 31, 2016.

Distribution Policy

Under KKR’s distribution policy for its common units, KKR intends to make equal quarterly distributions to holders of common units in an amount of $0.16 per common unit per quarter.

On March 17, 2016, KKR & Co. L.P. issued 13,800,000 units of 6.75% Series A Preferred Units in an underwritten public offering. If declared, distributions on the Series A Preferred Units are payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate per annum equal to 6.75%, subject to the conditions as described below.

The declaration and payment of any future distributions on preferred or common units are subject to the discretion of the board of directors of the general partner of KKR & Co. L.P. and the terms of its limited partnership agreement. There can be no assurance that future distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR or that any particular distribution policy for common units will be maintained.

Series A Preferred Units

On March 17, 2016, KKR & Co. L.P. issued 13,800,000 units of 6.75% Series A Preferred Units in an underwritten public offering. The Series A Preferred Units trade on the NYSE under the symbol "KKR PR A". The terms of the Series A Preferred Units are set forth in the limited partnership agreement of KKR & Co. L.P.

If declared, distributions on the Series A Preferred Units are payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate per annum equal to 6.75%. Distributions on the Series A Preferred Units are discretionary and non-cumulative. Holders of Series A Preferred Units will only receive distributions of the Series A Preferred Units when, as and if declared by the board of directors of the general partner of KKR & Co. L.P. KKR has no obligation to declare or pay any distribution for any distribution period, whether or not distributions on the Series A Preferred Units are declared or paid for any other distribution period.

Unless distributions have been declared and paid (or declared and set apart for payment) on the Series A Preferred Units for a quarterly distribution period, KKR may not declare or pay distributions on, or repurchase, any units of KKR & Co. L.P. that are junior to the Series A Preferred Units, including our common units, during such distribution period. A distribution period begins on a distribution payment date and extends to, but excludes, the next distribution payment date. The first quarterly distribution of $0.412500 per Series A Preferred Unit (based on a 360-day year convention calculated from the original issuance date) has been declared and set aside for payment on June 15, 2016, for the distribution period beginning June 15, 2016 through and including September 14, 2016.

If KKR & Co. L.P. dissolves, then the holders of the Series A Preferred Units are entitled to receive payment of a $25.00 liquidation preference per Series A Preferred Unit, plus declared and unpaid distributions, if any, to the extent that KKR has sufficient gross income (excluding any gross income attributable to the sale or exchange of capital assets) such that holders of Series A Preferred Units have capital account balances equal to such liquidation preference, plus declared and unpaid distributions, if any.

The Series A Preferred Units do not have a maturity date. However, the Series A Preferred Units may be redeemed at KKR's option, in whole or in part, at any time on or after June 15, 2021, at a price of $25.00 per Series A Preferred Unit, plus declared and unpaid distributions, if any. Holders of Series A Preferred Units have no right to require the redemption of the Series A Preferred Units.

If a certain change of control event with a ratings downgrade occurs prior to June 15, 2021, the Series A Preferred Units may be redeemed at KKR's option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per Series A Preferred Unit, plus declared and unpaid distributions, if any.  If such a change of control event occurs (whether before, on or after June 15, 2021) and KKR does not give such notice, the distribution rate per annum on the Series A Preferred Units will increase by 5.00%, beginning on the 31st day following such change of control event.

Series A Preferred Units are not convertible into common units of KKR & Co. L.P. and have no voting rights, except that holders of Series A Preferred Units have certain voting rights in limited circumstances relating to the election of directors following the failure to declare and pay distributions, certain amendments to the terms of the Series A Preferred Units, and the creation of preferred units that are senior to the Series A Preferred Units.

In connection with the issuance of the Series A Preferred Units, the KKR Group Partnerships issued for the benefit of KKR & Co. L.P. a series of preferred units with economic terms that mirror those of the Series A Preferred Units.

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma Capital Partners LP and its affiliates ("Prisma") represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. The carrying value of goodwill was $89.0 million as of March 31, 2016 and December 31, 2015, and is recorded within Other Assets on the condensed consolidated statements of financial condition. Goodwill has been allocated entirely to the Public Markets segment. As of March 31, 2016, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 8 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	As of
	March 31, 2016	December 31, 2015
Finite-Lived Intangible Assets	$284,766	$284,766
Accumulated Amortization (includes foreign exchange)	(113,035)	(107,779)
Intangible Assets, Net	$171,731	$176,987

Changes in Intangible Assets, Net consists of the following:

Three Months Ended March 31, 2016
Balance, Beginning of Period	$176,987
Amortization Expense	(6,774)
Foreign Exchange	1,518
Balance, End of Period	$171,731

17. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects as of March 31, 2016.

Investment Commitments

As of March 31, 2016, KKR had unfunded commitments consisting of (i) $1,921.8 million to its active private equity and other investment vehicles and (ii) $77.8 million in connection with commitments by KKR’s capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions LLC and (iv) other investment commitments of $128.1 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of March 31, 2016, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2016 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,448.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, KKR's potential exposure has been reduced to $159.7 million as of March 31, 2016. Using valuations as of March 31, 2016, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

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

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At March 31, 2016, approximately $164.0 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

19. SUBSEQUENT EVENTS

Common Unit Distribution

A distribution of $0.16 per KKR & Co. L.P. common unit was announced on April 25, 2016, and will be paid on May 19, 2016 to unitholders of record as of the close of business on May 5, 2016. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Series A Preferred Unit Distribution

A distribution of $0.412500 per Series A Preferred Unit has been declared and set aside for payment on June 15, 2016 to holders of record of Series A Preferred Units as of the close of business on June 1, 2016. This distribution on Series A Preferred Units is calculated based on the date of original issuance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016 (our "Annual Report"), including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors" in this report and our Annual Report. Actual results may differ materially from those contained in any forward looking statements.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 270 private equity investments in portfolio companies with a total transaction value in excess of $520 billion as of March 31, 2016. We have grown our firm by expanding our geographical presence and building businesses in areas, such as credit, special situations, hedge funds, collateralized loan obligations (“CLOs”), capital markets, infrastructure, energy and real estate. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
As a global investment firm, we earn management, monitoring, transaction, incentive fees and carried interest for providing investment management, monitoring and other services to our funds, vehicles, CLOs, managed accounts and portfolio companies, and we generate transaction‑specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our fund investors, from other assets on our balance sheet and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third‑party capital that is invested and in many cases, after a performance hurdle is achieved.
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants and senior advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of March 31, 2016, approximately 70% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of March 31, 2016, the segment had $71.1 billion of AUM and FPAUM of $46.0 billion, consisting of $35.0 billion in private equity and $11.0 billion in real assets (including infrastructure, energy and real estate) and other strategies. Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of March 31, 2016 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after March 31, 2016.

	Investment Period (1)		Amount ($ in millions)
	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity Funds
European Fund IV (5)	12/2014	12/2020	$3,496.0	$2,986.9	5.7%	$509.1	$—	$509.1	$517.5
Asian Fund II (5)	4/2013	4/2019	5,825.0	3,634.6	1.3%	2,944.3	753.9	2,190.2	3,452.3
North America Fund XI (5)	9/2012	9/2018	8,718.4	3,460.2	2.9%	6,232.9	1,801.8	4,879.1	7,169.1
China Growth Fund	11/2010	11/2016	1,010.0	307.6	1.0%	702.4	283.4	544.4	687.2
E2 Investors (Annex Fund)	8/2009	11/2013	195.8	—	4.9%	195.8	195.7	18.1	11.8
European Fund III	3/2008	3/2014	6,131.9	822.2	4.6%	5,309.7	4,447.2	3,224.2	4,481.8
Asian Fund	7/2007	4/2013	3,983.3	129.5	2.5%	3,853.8	5,728.6	1,747.7	2,343.5
2006 Fund	9/2006	9/2012	17,642.2	466.3	2.1%	17,175.9	18,724.2	7,755.9	12,207.2
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	6,635.1	829.1	1,947.7
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	12,606.6	650.0	1,429.3
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,748.0	—	7.3
Total Private Equity Funds			61,838.8	11,807.3		51,760.1	59,924.5	22,347.8	34,254.7

Co-Investment Vehicles and Other (5)	Various	Various	11,648.2	8,384.3	Various	3,328.1	2,473.1	2,307.7	3,086.5

Total Private Equity			73,487.0	20,191.6		55,088.2	62,397.6	24,655.5	37,341.2

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,017.4	12.8%	956.8	158.5	867.6	556.8
Natural Resources Fund	Various	Various	887.4	2.9	Various	884.5	96.6	804.0	132.0
Global Energy Opportunities (5)	Various	Various	1,071.4	830.5	Various	275.9	55.1	242.4	149.5
Global Infrastructure Investors (5)	9/2011	10/2014	1,040.0	101.0	4.8%	967.0	226.1	872.2	1,000.8
Global Infrastructure Investors II(5)	10/2014	10/2020	3,033.3	2,386.3	4.1%	651.1	8.9	649.8	666.2
Infrastructure Co-Investments	Various	Various	1,129.7	—	Various	1,129.7	397.9	1,129.7	1,505.8
Real Estate Partners Americas (5)	5/2013	12/2016	1,229.1	628.1	16.3%	777.5	361.3	600.6	699.9
Real Estate Partners Europe (5)	9/2015	(4)	598.1	598.1	11.1%	—	—	—	—
Real Assets			$10,963.2	$5,564.3		$5,642.5	$1,304.4	$5,166.3	$4,711.0

Unallocated Commitments			1,147.3	1,147.3	Various	—	—	—	—

Private Markets Total			$85,597.5	$26,903.2		$60,730.7	$63,702.0	$29,821.8	$42,052.2

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on March 31, 2016, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners’ investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)	Four years from final close.

(5)	The “Invested” and “Realized” columns include the amounts of any realized investments that restored the unused capital commitments of the fund investors.

The tables below present information as of March 31, 2016 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income including dividends that has been distributed by the relevant fund. This data does not reflect additional capital raised since March 31, 2016 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,748.0	7.3	8,755.3	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	12,606.6	1,429.3	14,035.9	22.2%	16.2%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8	6,635.1	1,947.7	8,582.8	6.3%	4.6%	1.5
2006 Fund (2006)	17,642.2	17,175.9	18,724.2	12,207.2	30,931.4	11.1%	8.4%	1.8
Asian Fund (2007)	3,983.3	3,853.8	5,728.6	2,343.5	8,072.1	18.8%	13.6%	2.1
European Fund III (2008) (2)	6,131.9	5,309.7	4,447.2	4,481.8	8,929.0	15.4%	9.9%	1.7
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	195.7	11.8	207.5	1.7%	1.2%	1.1
China Growth Fund (2010)	1,010.0	702.4	283.4	687.2	970.6	13.1%	6.4%	1.4
Natural Resources Fund (2010)	887.4	884.5	96.6	132.0	228.6	(52.7)%	(55.6)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.0	967.0	226.1	1,000.8	1,226.9	9.3%	8.0%	1.3
North America Fund XI (2012)	8,718.4	6,232.9	1,801.8	7,169.1	8,970.9	23.0%	16.8%	1.4
Asian Fund II (2013)	5,825.0	2,944.3	753.9	3,452.3	4,206.2	31.9%	20.8%	1.4
Real Estate Partners Americas (2013)	1,229.1	777.5	361.3	699.9	1,061.2	26.1%	19.4%	1.4
Energy Income and Growth Fund (2013)	1,974.2	956.8	158.5	556.8	715.3	(25.8)%	(30.0)%	0.7
Global Infrastructure Investors II (2014) (2) (3)	3,033.3	651.1	8.9	666.2	675.1	N/A	N/A	N/A
European Fund IV (2014) (2) (3)	3,496.0	509.1	—	517.5	517.5	N/A	N/A	N/A
Real Estate Partners Europe (2015) (2) (3)	598.1	—	—	—	—	N/A	N/A	N/A
Subtotal - Included Funds	70,600.9	55,997.0	60,775.9	37,310.4	98,086.3	15.2%	10.9%	1.8

All Funds	$87,075.4	$72,471.5	$111,045.2	$37,310.4	$148,355.6	25.6%	18.9%	2.0

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,748.0	7.3	8,755.3	26.9%	23.0%	2.8
Millennium Fund (2002)	6,000.0	5,599.4	12,606.6	1,270.3	13,876.9	24.9%	19.3%	2.5
European Fund II (2005) (2)	5,750.8	5,245.4	6,635.1	1,946.1	8,581.2	7.7%	6.6%	1.6
2006 Fund (2006)	17,642.2	11,864.5	18,724.2	8,381.3	27,105.5	15.7%	13.5%	2.3
Asian Fund (2007)	3,983.3	3,209.7	5,728.6	1,798.5	7,527.1	21.3%	18.1%	2.3
European Fund III (2008) (2)	6,131.9	2,736.7	4,447.2	1,395.3	5,842.5	21.4%	18.1%	2.1
E2 Investors (Annex Fund) (2009) (2)	195.8	94.8	195.7	—	195.7	19.8%	19.8%	2.1
China Growth Fund (2010)	1,010.0	371.3	283.4	318.6	602.0	16.3%	14.6%	1.6
Natural Resources Fund (2010)	887.4	884.6	96.6	132.0	228.6	(52.7)%	(54.3)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.0	765.1	226.1	734.7	960.8	8.6%	8.7%	1.3
North America Fund XI (2012)	8,718.4	2,123.8	1,801.8	2,515.3	4,317.1	45.3%	44.4%	2.0
Asian Fund II (2013)	5,825.0	1,778.3	753.9	1,909.9	2,663.8	6.9%	6.9%	1.5
Real Estate Partners Americas (2013)	1,229.1	566.2	361.3	446.3	807.6	28.9%	26.3%	1.4
Energy Income and Growth Fund (2013)	1,974.2	980.3	158.5	556.8	715.3	(25.3)%	(26.1)%	0.7
Global Infrastructure Investors II (2014) (2)	3,033.3	—	—	—	—	—	—	—
European Fund IV (2014) (2) (4)	3,496.0	—	—	—	—	—	—	—
Real Estate Partners Europe (2015) (2) (4)	598.1	—	—	—	—	—	—	—
Subtotal - Included Funds	70,600.9	39,305.5	60,767.0	21,412.4	82,179.4	18.6%	15.5%	2.1

All Realized/Partially Realized Investments	$87,075.4	$55,780.0	$111,036.3	$21,412.4	$132,448.7	25.8%	20.8%	2.4

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors, Global Infrastructure Investors II and Real Estate Partners Europe include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,626.1 million, €30.0 million, €243.8 million and €275.6 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2016 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 24 months prior to March 31, 2016. None of the Global Infrastructure Investors II, European Fund IV or Real Estate Partners Europe have invested for at least 24 months as of March 31, 2016. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
An investment is considered partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have not invested for at least 24 months prior to March 31, 2016. None of the Global Infrastructure Investors II, European Fund IV or Real Estate Partners Europe have any investments that are considered partially realized. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments, revolving credit investments and long/short credit investment strategies. The funds, accounts, registered investment companies and CLOs in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC‑registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK), regulated by the United Kingdom Financial Conduct Authority, or FCA. KKR Credit Advisors (Ireland) and KKR Credit Advisors (UK) (formerly known collectively as Avoca Capital) were acquired by KKR on February 19, 2014. Our Public Markets segment also includes our hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios and hedge fund‑of‑fund solutions. The funds and accounts in our hedge fund business are managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC‑registered investment adviser. Through our Public Markets segment, we also have developed strategic partnerships by acquiring minority stakes in other hedge fund managers.
We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of March 31, 2016, this segment had $55.3 billion of AUM, comprised of $18.9 billion of assets managed in our leveraged credit strategies, $15.7 billion of assets managed in our alternative credit strategies, $10.9 billion of assets managed in our hedge fund solutions strategies, $9.0 billion of assets managed in our strategic partnerships and $0.8 billion of assets managed in other strategies. Our alternative credit investments include $2.1 billion of assets managed in our mezzanine strategy, $5.5 billion of assets managed in our direct lending strategy, $7.2 billion of assets managed in our special situations strategies, $0.6 billion of assets managed in our revolving credit strategy and $0.3 billion of assets managed in our long/short credit strategy.
Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield (2)	Jul 2008	7.93%	7.27%	65% S&P/ LSTA, 35% BoAML HY Master II Index (3)	5.82%
Opportunistic Credit (4)	May 2008	12.24%	10.30%	BoAML HY Master II Index (4)	7.16%
Bank Loans (2)	Apr 2011	4.41%	3.78%	S&P/ LSTA Loan Index (5)	3.23%
High Yield (2)	Apr 2011	6.06%	5.48%	BoAML HY Master II Index (6)	4.71%
Bank Loans Conservative	Apr 2011	4.33%	3.71%	S&P/ LSTA BB-B Loan Index (7)	3.51%
European Leveraged Loans (8)	Sep 2009	5.77%	5.24%	CS Inst West European Leveraged Loan Index (9)	4.88%
High Yield Conservative	Apr 2011	6.11%	5.54%	BoAML HY BB-B Constrained	5.15%
European Credit Opportunities	Sept 2007	9.52%	8.68%	S&P LSTA European Leveraged Loans (All Loans)	4.99%

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

(8)	The AUM amounts reflected have been converted to U.S. dollars based on the exchange rate prevailing on March 31, 2016. The returns presented are calculated based on local currency.
(9) Performance is based on a composite of portfolios that primarily invest in higher quality leveraged loans. The Benchmark used for purposes of comparison for the European Senior Loans strategy is based on the CS Inst West European Leveraged Loan Index.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds. The following table presents information regarding our Public Markets alternative credit funds where investors are subject to capital commitments from inception to March 31, 2016. Some of our alternative credit funds have begun investing for less than 24 months, and thus their performance is not included below. Past performance is no guarantee of future results.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested*	Realized*	Unrealized	Total Value	Gross IRR**	Net IRR**	Multiple of Invested Capital***
($ in Millions)
Special Situations Fund	Dec-12	$2,274.3	$2,056.8	$274.3	$2,100.1	$2,374.4	8.2%	5.7%	1.2
Special Situations Fund II	Dec-14	3,347.9	740.9	—	552.2	552.2	N/A	N/A	N/A
Mezzanine Partners	Mar-10	1,022.8	866.2	601.5	549.9	1,151.4	12.5%	8.0%	1.3
Private Credit Opportunities Partners II	Dec-15	350.0	—	—	(1.3)	(1.3)	N/A	N/A	N/A
Lending Partners	Dec-11	460.2	399.1	211.7	285.1	496.8	8.9%	8.0%	1.2
Lending Partners II	Jun-14	1,335.9	438.8	58.5	451.7	510.2	N/A	N/A	N/A
Lending Partners Europe	Mar-15	847.6	19.5	—	31.5	31.5	N/A	N/A	N/A
Revolving Credit Partners	May-15	510.0	—	(3.0)	(7.3)	(10.3)	N/A	N/A	N/A
All Funds		$10,148.7	$4,521.3	$1,143.0	$3,961.9	$5,104.9

*       Recycled capital is excluded from the amounts invested and realized.

**     KKR alternative credit funds utilize third party financing facilities to provide liquidity to such funds, and in such event IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund. In cases where financing facilities are used, their use generally decreases the amount of invested capital that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. IRRs measure the aggregate annual compounded returns generated by a fund’s investments over a holding period and are calculated taking into account recycled capital. Net IRRs presented are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees.  Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.

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

For the period beginning in June 2004 through March 31, 2016, our hedge fund-of-funds low volatility strategy, which consists of the majority of our hedge fund-of-funds AUM and FPAUM, generated a gross annualized return of 6.5%. As of March 31, 2016, our hedge fund-of-funds accounted for $10.9 billion of AUM.
The table below presents information as of March 31, 2016 relating to our Public Markets vehicles:

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$8,305	$7,800	0.35%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	8,984	8,984	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	17,289	16,784

Alternative Credit (3)	14,214	7,687	0.50%-1.75% (4)	10.00-20.00%	7.00-12.00%	8-15 Years (2)
Hedge Fund Solutions	10,883	10,295	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
Strategic Partnerships (5)	8,994	8,994	0.75%-2.00%	Various	Various	Subject to redemptions
Corporate Capital Trust (6)	3,952	3,952	1.00%	10.00%	7.00%	7 years (5)
Total	$55,332	$47,712

(1)
Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share in up to 20% (in the majority of our hedge fund solutions business, up to 10%) of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.

(2)
Term for duration of capital is since inception. Inception dates for CLOs were between 2004 and 2015 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2015.

(3)
AUM and FPAUM include all assets invested by vehicles that principally invest in alternative credit strategies and consequently may include a certain amount of assets, currently less than $1.0 billion, invested in other strategies. Our alternative credit funds generally have investment periods of 3 to 5 years and our newer alternative credit funds generally earn fees on invested capital during the investment period.

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Includes KKR's pro rata portion of AUM and FPAUM managed by other asset managers in which KKR holds a minority interest.

(6)
Corporate Capital Trust (CCT) is a BDC sub-advised by KKR. On or before December 2018, the CCT Board of Directors is required to consider liquidity options for shareholders which could have a range of outcomes from a public listing to asset liquidation which could affect our AUM and FPAUM.  This vehicle invests in both leveraged credit and alternative credit strategies.

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

Principal Activities

Through our Principal Activities segment, we manage the firm’s own assets and deploy capital to support and grow our businesses. We use our Principal Activities assets to support our investment management and capital markets businesses. Typically, the funds in our Private Markets and Public Markets businesses contractually require us, as general partner of the funds, to make sizable capital commitments from time to time. We believe our general partner commitments are indicative of the conviction we have in a given fund’s strategy, which assists us in raising new funds from limited partners. We also deploy Principal Activities assets in order to help establish a track record for fundraising purposes in new strategies. We may also use our own capital to seed investments for new funds, to bridge capital selectively for our funds’ investments or finance strategic acquisitions and partnerships, although the financial results of an acquired business or strategic partnership may be reported in our other segments.

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

The chart below presents the holdings of our Principal Activities segment by asset class as of March 31, 2016.

* General partner commitments in our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities business but are reported in the financial results of our other segments. Private Equity and Other Equity includes KKR private equity funds, co-investments alongside such KKR sponsored private equity funds and other opportunistic investments. However, equity investments in other asset classes, such as real estate, special situations and energy appear in these other asset classes.  Other Credit consists of liquid credit and specialty finance strategies.

Business Environment

Market Conditions
Global Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably and our ability to make new investments. According to Bloomberg as of April 2016, real GDP in the U.S. is estimated to have increased relatively weakly at a seasonally adjusted annualized rate of 1.2% quarter over quarter in the first quarter of 2016 following an increase of 1.4% in the fourth quarter of 2015. According to the Bureau of Labor Statistics, the U.S. unemployment rate was 5.0% as of March 31, 2016, unchanged versus the level as of December 31, 2015. As of April 2016, Eurostat reports relatively weak real GDP growth for the full year ended December 31, 2015 in the Euro Area of 1.6% relative to 1.0% in 2014. For the quarter ended March 31, 2016, Bloomberg estimates Euro Area real GDP growth was 0.4% on a quarter-over-quarter basis, compared to actual quarter-over-quarter growth of 0.3% in the fourth quarter of 2015. Continuing controversy and uncertainty surrounding key issues such as immigration, austerity, and globalization and European Union exit risk surrounding the United Kingdom and Greece continue to impair economic growth in the region and lead to financial market volatility. In the event of an exit, losses incurred by counterparties of the United Kingdom and Greece could have adverse repercussions across financial markets, which could adversely affect valuations of our investments. As of April 2016, the IMF estimates that China's real GDP growth will slow from 6.9% in 2015 to 6.5% in 2016. On a quarter-over-quarter, seasonally adjusted basis, China’s National Bureau of Statistics indicated that real GDP grew 1.1% in the first quarter of 2016, less than the 1.5% reported for the fourth quarter of 2015. This slowdown could adversely impact the value of our investments in China. Furthermore, slowing Chinese growth could create dislocations in the global economy, particularly in other emerging markets where weaker Chinese demand for imported commodities and finished goods could impact economic growth. In addition, the sharp correction and high volatility in China's stock market coupled with the devaluation of the Chinese yuan may adversely impact the value of our investments in China and make it more difficult to access capital in those markets. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition,” in our Annual Report.

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

Most of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended March 31, 2016, global equity markets were mixed, with the S&P 500 Index up 1.3% and the MSCI World Index down 0.2% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, ended at 14.0 as of March 31, 2016, decreasing from 18.2 as of December 31, 2015. Though volatility declined by March 31, 2016, it was elevated at points during the quarter with the VIX averaging 20.5 during this period reaching a peak of 28.1 in mid-February. For a further discussion of our valuation methods, see “Risk Factors-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” in our Annual Report and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Many of our investments are in credit instruments, and our funds and their portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit assets such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of such losses. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit investments, increased credit spreads lead to a reduction in the value of these investments, if not offset by hedging or other factors. Within credit markets, spreads widened during the quarter but then tightened ending the period ended March 31, 2016 at similar levels to that of December 31, 2015. Low interest rates related to monetary stimulus and economic stagnation also has negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies may cause the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas such as the Eurozone and Japan, which have ongoing central bank quantitative easing campaigns and comparatively low interest rates relative to the Unites States, could potentially endure further currency volatility and weakness relative to the U.S. dollar

The subinvestment grade credit indices rose during the quarter ended March 31, 2016, with the S&P/LSTA Leveraged Loan Index up 1.5% and the BoAML HY Master II Index up 3.2%. In the quarter ended March 31, 2016, global government bond yields fell as the Bank of Japan moved is policy rate into negative territory and the U.S. Federal Reserve declined to raise the Federal Funds rate further following an initial rate hike in December 2015. For the quarter ended March 31, 2016, 10-year government bond yields fell 50 basis points in the United States, 48 basis points in Germany and 30 basis points in Japan while bond yields rose 1 basis point in China. For further discussion of the impact of global credit markets on our financial condition and results of operations, see “Risk Factors - Risks Related to the Assets We Manage -Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income,” “- Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” and “- Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility, which has become more pronounced in recent quarters, can also affect our businesses which deal in cross‑border trade. The U.S. dollar has appreciated against a number of currencies over recent periods, which is likely to cause a decrease in the U.S. dollar value of our non‑U.S. investments to the extent unhedged, contributing to portfolio companies that export to the U.S. suffering a decline in revenues, and making the exports of U.S. based companies less competitive. While this may cause a decrease in the U.S. dollar values of our assets and portfolio companies outside the United States, we also expect it to create opportunities to invest at more attractive U.S. dollar prices in certain countries. For the quarter ended March 31, 2016, the euro rose 4.8% and the British pound fell 2.6% respectively, relative to the U.S. dollar. Market concerns regarding a potential United Kingdom departure from the European Union likely contributed to the weakness in the British pound. In China, the potential for greater CNY depreciation remains a large source of uncertainty. The cumulative devaluation of the yuan since August 2015, which effectively makes Chinese exports cheaper and imports more expensive, may impact global trade substantially for the reasons discussed above. For additional information regarding our foreign exchange rate risk, see “Quantitative and Qualitative Disclosure About Market Risk - Exchange Rate Risk” in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments and certain of our Public Markets strategies and products, including direct lending, special situations and CLOs, have meaningful investments in the energy sector. The value of these investments are heavily influenced by the price of natural gas and oil, which have declined meaningfully over the course of the year. The long-term price of WTI crude and natural gas declined approximately 19% and 12%, respectively, during the quarter adversely impacting the value of our energy real assets, but prices recovered towards the end of the quarter with the long-term price of WTI crude oil declining from approximately $50 per barrel to $47 per barrel and the long-term price of natural gas remaining relatively stable at approximately $2.90 per mcf as of December 31, 2015 and March 31, 2016, respectively. If commodity prices remain depressed or decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, due in part to holdings of direct energy assets on our balance sheet, which had a fair value of $0.5 billion as of March 31, 2016, these price movements have had an amplified impact on our financial results, as we directly bear the full extent of such losses. For additional information regarding our energy real assets, see “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies-Real Asset Investments” in this report and “Risk Factors - Risks Related to the Assets We Manage - Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report.

Basis of Accounting

We consolidate the financial results of the KKR Group Partnerships and their consolidated subsidiaries, which include the accounts of our investment management and capital markets companies, the general partners of unconsolidated funds and vehicles, general partners of certain funds that are consolidated and their respective consolidated funds and certain other entities including certain consolidated CLOs and commercial real estate mortgage-backed securities ("CMBS", and together with CLOs, referred to hereafter as collateralized financing entities "CFEs").

On January 1, 2016, KKR adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The adoption of ASU 2015-02 resulted in the de-consolidation of most of KKR's investment funds, but did not impact net income (loss) attributable to KKR & Co. L.P. under GAAP. KKR adopted this new guidance using the modified retrospective method. As a result, restatement of prior period results is not required and prior periods presented in this report under GAAP have not been impacted.

When an entity is consolidated, we reflect the assets, liabilities, fees, expenses, investment income, cash flows and other amounts of the consolidated entity on a gross basis (collectively, "the Accounts"). While the consolidation of a consolidated fund or entity does not have an effect on the amounts of Net Income Attributable to KKR or KKR's partners' capital that KKR reports, the consolidation does significantly impact the financial statement presentation under GAAP. This is due to the fact that the Accounts of the consolidated funds and entities are reflected on a gross basis while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the Accounts attributable to third parties are recorded are presented as noncontrolling interests on the consolidated statements of financial condition and net income attributable to noncontrolling interests on the consolidated statements of operations. In connection with the adoption of ASU 2015-02, and the resulting de-consolidation of most of our investment funds, KKR's financial statements under GAAP no longer reflect the Accounts of most of our investment funds and also reflect a significantly lower amount of noncontrolling interests and net income attributable to noncontrolling interests. Accordingly, the amounts associated with the individual financial statement captions may be substantially less than those presented in prior periods.

For a further discussion of our consolidation policies, see "Item 1. Condensed Consolidated Financial Statements (Unaudited)--Summary of Significant Accounting Policies."

Key Financial Measures Under GAAP

Fees and Other

Fees and other consist primarily of (i) transaction fees earned in connection with successful investment transactions and from capital markets activities, (ii) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles and separately managed accounts, (iii) monitoring fees from providing services to portfolio companies, (iv) carried interest allocations to general partners of unconsolidated funds, (v) revenue earned by oil and gas-producing entities that are consolidated and (vi) consulting fees earned by entities that employ non-employee operating consultants. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Management fees, fee credits and carried interest earned from consolidated funds are eliminated in consolidation and as such are not recorded in Fees and Other. The economic impact of these management fees, fee credits and carried interests that are eliminated is reflected as an adjustment to noncontrolling interests and has no impact to Net Income Attributable to KKR & Co. L.P. As a result of the de-consolidation of most of our investment funds, the management fees, fee credits and carried interests associated with funds that had previously been consolidated are included in Fees and Other beginning on January 1, 2016 as such amounts are no longer eliminated.

For a further discussion of our fee policies, see “Item 1. Condensed Consolidated Financial Statements (Unaudited)--Summary of Significant Accounting Policies."

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

Investment Income (Loss)

Net Gains (Losses) from Investment Activities

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, the Net Gains (Losses) from Investment Activities attributed to third party limited partners in our investment funds that had previously been consolidated are no longer included in the statement of operations.

Net gains (losses) from investment activities consist of realized and unrealized gains and losses arising from our investment activities. A large portion of our net gains (losses) from investment activities are related to our private equity investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our private equity and other investments is significantly impacted by the global financial markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see "—Critical Accounting Policies—Fair Value Measurements."

Dividend Income

Dividend income consists primarily of distributions that we and our consolidated investment funds receive from portfolio companies in which they invest. Dividend income is recognized primarily in connection with (i) dispositions of operations by portfolio companies, (ii) distributions of excess cash generated from operations from portfolio companies and (iii) other significant refinancings undertaken by portfolio companies.

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, dividends received from our investment funds that had previously been consolidated are not included in the statement of operations.

Interest Income

Interest income consists primarily of interest that is received on our cash balances and other investments including credit instruments in which our consolidated funds and other entities invest.

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest income received from our investment funds that had previously been consolidated is not included in the statement of operations.

Interest Expense

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest expense incurred by our investment funds that had previously been consolidated is not included in the statement of operations.

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

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests represents the ownership interests that certain third parties hold in entities that are consolidated in the financial statements as well as the ownership interests in our KKR Group Partnerships that are held by KKR Holdings. The allocable share of income and expense attributable to these interests is accounted for as net income (loss) attributable to noncontrolling interests. Historically, the amount of net income (loss) attributable to noncontrolling interests has been substantial and has resulted in significant charges and credits in the statements of operations. However, as indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. As a result of this adoption, the amount of net income (loss) attributable to noncontrolling interests is expected to be significantly lower than that reported in prior periods. However, given the consolidation of certain of our investment funds and the significant ownership interests in our KKR Group Partnerships held by KKR Holdings, we expect a portion of net income (loss) will continue to be attributed to noncontrolling interests in our business.

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

We disclose the following financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Financial Statements and Supplementary Data — Note 14. Segment Reporting" and later in this report under "—Segment Balance Sheet."

Adjusted Units

Adjusted units are used as a measure of the total common equity ownership of KKR that is held by KKR & Co. L.P. (including equity awards issued under the Equity Incentive Plan but excluding the Series A Preferred Units), KKR Holdings and other holders of securities exchangeable into common units of KKR & Co. L.P. and represent the fully diluted common unit count using the if-converted method. We believe this measure is useful to unitholders as it provides an indication of the total common equity ownership of KKR as if all outstanding KKR Holdings units, equity awards issued under the Equity Incentive Plan and other exchangeable securities had been exchanged for common units of KKR & Co. L.P. The Series A Preferred Units are not exchangeable for common units of KKR & Co. L.P.
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
Assets Under Management ("AUM")
Assets under management represent the assets managed by KKR or by its strategic partners from which KKR is entitled to receive fees or a carried interest (either currently or upon deployment of capital) and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR's capital raising activities and the overall activity in its investment funds and strategic partnerships. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or carried interest; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs (excluding CLOs wholly-owned by KKR); (vi) KKR's pro-rata portion of the AUM managed by strategic partnerships in which KKR holds a minority ownership interest and (vi) the fair value of other assets managed by KKR. The pro-rata portion of the AUM managed by strategic partnerships is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.
Book Value
Book value is a measure of the net assets of KKR’s reportable segments and is used by management primarily in assessing the unrealized value of KKR’s investment portfolio, including carried interest, as well as KKR’s overall liquidity position. We believe this measure is useful to unitholders as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders and to the holders of the Series A Preferred Units. Book value differs from KKR & Co. L.P. partners’ capital on a GAAP basis primarily as a result of the exclusion of ownership interests attributable to KKR Holdings.
Capital Invested
Capital invested is the aggregate amount of capital that has been invested by KKR’s investment vehicles and is used as a measure of investment activity for KKR and its business segments during a given period. We believe this measure is useful to unitholders as it provides insight into KKR’s investments among its investment vehicles and replaces equity invested and gross dollars invested. Such amounts consist of capital invested by KKR’s investment vehicles, including investments made using investment financing arrangements like credit facilities.  Capital invested excludes investments in liquid credit strategies.
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
Fee Paying AUM ("FPAUM")
Fee paying AUM represents only those assets under management of KKR or its strategic partners from which KKR receives management fees. We believe this measure is useful to unitholders as it provides additional insight into the capital base upon which KKR earns management fees. FPAUM is the sum of all of the individual fee bases that are used to calculate KKR's fees and differs from AUM in the following respects: (i) assets and commitments from which KKR does not receive a fee are excluded (i.e., assets and commitments with respect to which it receives only carried interest or is otherwise not currently receiving a fee) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.
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
Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2016 and 2015. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.” On January 1, 2016, KKR adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The adoption of ASU 2015-02 resulted in the de-consolidation of most of KKR's investment funds, but did not impact net income (loss) attributable to KKR & Co. L.P. KKR adopted this new guidance using the modified retrospective method. As a result, restatement of prior period results is not required and prior periods presented below have not been impacted.

The following tables set forth information regarding our results of operations for the three months ended March 31, 2016 and 2015.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
	($ in thousands)
Revenues
Fees and Other	$162,805	$291,345	$(128,540)

Expenses
Compensation and Benefits	125,489	364,999	(239,510)
Occupancy and Related Charges	16,566	15,732	834
General, Administrative and Other	166,268	134,302	31,966
Total Expenses	308,323	515,033	(206,710)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(735,223)	1,919,825	(2,655,048)
Dividend Income	63,213	78,815	(15,602)
Interest Income	230,476	296,158	(65,682)
Interest Expense	(171,394)	(111,963)	(59,431)
Total Investment Income (Loss)	(612,928)	2,182,835	(2,795,763)

Income (Loss) Before Taxes	(758,446)	1,959,147	(2,717,593)

Income Taxes	1,890	16,138	(14,248)

Net Income (Loss)	(760,336)	1,943,009	(2,703,345)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(38)	1,933	(1,971)
Net Income (Loss) Attributable to Noncontrolling Interests	(430,359)	1,670,569	(2,100,928)

Net Income (Loss) Attributable to KKR & Co. L.P.	$(329,939)	$270,507	$(600,446)

Fees and Other

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. When an investment fund is consolidated, management fees, fee credits and carried interest earned from consolidated funds are eliminated in consolidation and as such are not recorded in Fees and Other. The economic impact of these management fees, fee credits and carried interests that are eliminated is reflected as an adjustment to noncontrolling interests and has no impact to Net Income Attributable to KKR &

Co., L.P. As a result of the de-consolidation of most of our investment funds, the management fees, fee credits and carried interests associated with funds that had previously been consolidated are included in Fees and Other beginning on January 1, 2016 as such amounts are no longer eliminated.

The net decrease in Fees and Other was primarily due to (i) the inclusion of $117.0 million of carried interest losses incurred by investment funds that are no longer consolidated, (ii) an $83.4 million decrease in monitoring fees and (iii) a $14.8 million decrease relating to an increase in fee credits incurred, driven primarily by fee credits associated with investment funds that are not consolidated. These decreases were partially offset by a $108.1 million increase in management fees driven primarily by management fees earned from investment funds that are no longer consolidated.

The decrease in monitoring fees was primarily the result of $81.7 million of monitoring fees received in the first quarter of 2015 from the termination of monitoring fee arrangements in connection with the exit or partial exit of Alliance Boots GmbH, acquired by Walgreens Co., which was renamed Walgreens Boots Alliance, Inc. (NASDAQ: WBA) subsequent to the acquisition, and Big Heart Pet Brands (consumer products sector) compared to no such fees being received during the three months ended March 31, 2016. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO and other realization activity in our private equity portfolio. In addition, recurring monitoring fees decreased $4.1 million primarily as a result of a decrease in the average size of the fee paid. For the three months ended March 31, 2016, we had 44 portfolio companies that were paying an average monitoring fee of $0.3 million compared with 45 portfolio companies that were paying an average monitoring fee of $0.4 million for the three months ended March 31, 2015. In future periods, we anticipate that recurring monitoring fees will continue to decrease as a result of realizations and other transactions such as initial public offerings, if not offset by additional portfolio companies paying recurring monitoring fees.

The change in Fees and Other resulting from (i) the inclusion of carried interest losses incurred by investment funds that are no longer consolidated, (ii) the increase in fee credits associated with investment funds that are no longer consolidated and (iii) the increase in management fees associated with investment funds that are no longer consolidated is the result of the de-consolidation of investment funds upon adoption of ASU 2015-02.

The carried interest losses incurred during the three months ended March 31, 2016 were due primarily to overall decreases in the value of our private equity portfolio. For a more detailed discussion of the factors that affected our Private Markets carried interest during the period, see “—Segment Analysis--Private Markets.”

Expenses

The decrease was primarily due to a $239.5 million decrease in compensation and benefits partially offset by a $32.0 million increase in general administrative and other expense. The decrease in compensation and benefits expense was primarily due to reversals of carry pool allocations as a result of carried interest losses during the three months ended March 31, 2016 as compared to carried interest income for the three months ended March 31, 2015. The increase in general administrative and other expense was primarily attributable to increased expenses incurred at our consolidated CLOs.

Net Gains (Losses) from Investment Activities

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, the Net Gains (Losses) from Investment Activities attributed to third party limited partners in our investment funds that had previously been consolidated are not included in the statement of operations.

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Private Equity Investments	$(214,488)	$1,891,154
Credit & Other Investments	(277,554)	(233,149)
Investments of Consolidated CFE's	182,195	75,632
Real Assets Investments	(110,783)	(100,112)
Debt Obligations	(271,821)	(149,262)
Other Net Gains (Losses) from Investment Activities	(42,772)	435,562
Net Gains (Losses) from Investment Activities	$(735,223)	$1,919,825

The net loss from investment activities for the three months ended March 31, 2016 were comprised of net realized losses of $43.3 million and net unrealized losses of $691.9 million. For the three months ended March 31, 2016, net realized losses were comprised primarily of the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management offset by gains on sales of private equity investments, including the sales of Masan Consumer Corporation (consumer products sector), Dalmia Cement (manufacturing sector) and SunGard Data Systems, Inc (technology sector). For the three months ended March 31, 2016, net unrealized losses were driven primarily by net unrealized losses in (i) our private equity portfolio held directly by KKR including unrealized losses in First Data Corporation (NYSE: FDC), WMI Holdings Corp. (NASDAQ: WMIH), and Walgreens Boots Alliance, Inc., (ii) our credit and CLO portfolios held directly by KKR and through consolidated funds and (iii) energy investments held through consolidated funds. These unrealized losses were offset by unrealized gains relating to investments held through consolidated CMBS structures.
For the three months ended March 31, 2015, the most significant driver of the net investment gains related to gains and losses at KKR's consolidated private equity funds. The net appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $0.7 billion, $0.4 billion and $0.3 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively. Approximately 61% of the net change in value for the three months ended March 31, 2015 was attributable to changes in share prices of various publicly held or publicly indexed investments for the three months ended March 31, 2015, the most significant of which were gains on Walgreens Boots Alliance Inc., Qingdao Haier (CH: 600690) and PRA Health Sciences, Inc. (NASDAQ: PRAH) These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet (NASDAQ: RNET) and Far East Horizon Ltd (HK: 3360). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation, Big Heart Pet Brands, and Mitchell International (technology sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd. (industrial sector), Laureate Education, Inc. (education sector) and SunGard Data Systems, Inc. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Big Heart Pet Brands, an increase that primarily reflected the valuation of an agreement to sell this investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

Dividend Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, dividends received from our investment funds that had previously been consolidated are not included in the statement of operations.

During the three months ended March 31, 2016 we received dividends of $23.4 million from US Foods (retail sector), approximately $24.6 million from real estate investments held directly and through our consolidated real estate funds and an aggregate of $15.2 million of dividends from other investments. During the three months ended March 31, 2015 we received dividends of $51.6 million from Far East Horizon Ltd, $7.6 million from Walgreens Boots Alliance Inc., and an aggregate of $19.6 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest income received from our investment funds that had previously been consolidated is not included in the statement of operations.

The decrease was primarily due to a decrease associated with investment funds (primarily those that are credit-oriented) that are no longer consolidated in the first quarter of 2016 as a result of the adoption of ASU 2015-02. This decrease was partially offset by the consolidation of CMBS entities beginning in the second quarter of 2015.

Interest Expense

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest expense incurred by our investment funds that had previously been consolidated is not included in the statement of operations.

The increase was primarily due to the consolidation of CMBS entities beginning in the second quarter of 2015 as well as a full quarter of interest expense for the three months ended March 31, 2016 on our 2044 Senior Notes issued on March 18, 2015. These increases were partially offset by a decrease associated with financing facilities at investment funds that are no longer consolidated in the first quarter of 2016 as a result of the adoption of ASU 2015-02.

Income (Loss) Before Taxes

The loss was primarily due to the investment losses as described above.

Income Taxes

The decrease is due primarily to a tax benefit for the three months ended March 31, 2016 driven by unrealized carried interest losses during the period relating to losses at investment funds within the KKR Group Partnerships that are subject to corporate taxes.

Net Income (Loss) Attributable to Noncontrolling Interests

The loss attributable to noncontrolling interests for the three months ended March 31, 2016 relates primarily to net losses attributable to KKR Holdings L.P. representing their ownership interests in the KKR Group Partnerships. The change from the prior period is due primarily to noncontrolling interests attributed to third party limited partners in our investment funds that had previously been consolidated, but which are not included in the statement of operations effective with the adoption of ASU 2015-02 on January 1, 2016.

Net Income (Loss) Attributable to KKR & Co. L.P.

The loss for the three months ended March 31, 2016, was due primarily to the investment losses as described above.

Segment Analysis

The following is a discussion of the results of our four reportable business segments for the three months ended March 31, 2016 and 2015. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the condensed consolidated financial statements and related notes included elsewhere in this report.

As of December 31, 2015, KKR’s management reevaluated the manner in which it made operational and resource deployment decisions and assessed the overall performance of each of KKR’s operating segments. As a result as of December 31, 2015, KKR modified the presentation of its segment financial information relative to the presentation in prior periods. In addition, since becoming a public company, our principal assets have grown in significance and are a meaningful contributor to our financial results.
Certain of the more significant changes between KKR’s current segment presentation and its previously reported segment presentation are described in the following commentary.
Inclusion of a Fourth Segment
All income (loss) on investments is attributed to the Principal Activities segment. Prior to December 31, 2015, income on investments held directly by KKR was reported in the Private Markets segment, Public Markets segment or Capital Markets segment based on the character of the income generated. For example, income from private equity investments was previously included in the Private Markets segment. However, the financial results of acquired businesses and strategic partnerships have been reported in our other segments.
Expense Allocations

As of December 31, 2015, we have changed the manner in which expenses are allocated among our operating segments. Specifically, as described below, (i) a portion of expenses, except for broken deal expenses, previously reflected in our Private Markets, Public Markets or Capital Markets segments are now reflected in the Principal Activities segment and (ii) corporate expenses are allocated across all segments.

Expenses Allocated to Principal Activities

A portion of our cash compensation and benefits, occupancy and related charges and other operating expenses previously included in the Private Markets, Public Markets and Capital Markets segments is now allocated to the Principal Activities segment. The Principal Activities segments incurs its own direct costs, and an allocation from the other segments is also made to reflect the estimated amount of costs that are necessary to operate our Principal Activities segment, which are incremental to those costs incurred directly by the Principal Activities segment. The total amount of expenses (other than its direct costs) that is allocated to Principal Activities is based on the proportion of revenue earned by Principal Activities, relative to other operating segments, over the preceding four calendar years. This allocation percentage is updated annually or more frequently if there are material changes to our business. Below is a summary of the allocation to Principal Activities, relative to other operating segments, for the 2016 and 2015 periods.

•	2016 Allocation: 22.6%, based on revenues earned in 2015, 2014, 2013 and 2012

•	2015 Allocation: 25.4%, based on revenues earned in 2014, 2013, 2012 and 2011

Once the total amount of expense to be allocated to the Principal Activities segment is estimated for each reporting period, the amount of this expense will be allocated from the Private Markets, Public Markets and Capital Markets segments based on the proportion of headcount in each of these three segments.

Allocations of Corporate Overhead

Corporate expenses are allocated to each of the Private Markets, Public Markets, Capital Markets and Principal Activities segments based on the proportion of revenues earned by each segment over the preceding four calendar years. In our segment presentation reported prior to December 31, 2015, all corporate expenses were allocated to the Private Markets segment. Below is a summary of the allocations to each of our operating segments for the 2016 and 2015 periods.

	Expense Allocation
Segment	2016	2015

Private Markets	61.6%	58.7%
Public Markets	10.1%	9.8%
Capital Markets	5.7%	6.1%
Principal Activities	22.6%	25.4%
Total Reportable Segments	100.0%	100.0%

Based on revenue earned in	2015, 2014, 2013 & 2012	2014, 2013, 2012 & 2011

In connection with these modifications, segment information for the three months ended March 31, 2015 has been presented in this Quarterly Report on Form 10-Q in conformity with KKR’s current segment presentation. Consequently, this information will not be consistent with historical segment financial results previously reported. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three months ended March 31, 2016 and 2015.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$117,798	$109,276	$8,522
Monitoring Fees	12,037	97,838	(85,801)
Transaction Fees	37,398	46,599	(9,201)
Fee Credits	(22,596)	(69,906)	47,310
Total Management, Monitoring and Transaction Fees, Net	144,637	183,807	(39,170)

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	93,450	302,425	(208,975)
Unrealized Carried Interest	(194,699)	126,937	(321,636)
Total Performance Income	(101,249)	429,362	(530,611)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	43,388	613,169	(569,781)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	48,967	52,125	(3,158)
Realized Performance Income Compensation	37,380	120,970	(83,590)
Unrealized Performance Income Compensation	(75,000)	50,693	(125,693)
Total Compensation and Benefits	11,347	223,788	(212,441)
Occupancy and related charges	8,925	7,731	1,194
Other operating expenses	37,126	31,572	5,554
Total Segment Expenses	57,398	263,091	(205,693)

Income (Loss) attributable to noncontrolling interests	—	719	(719)

Economic Net Income (Loss)	$(14,010)	$349,359	$(363,369)

Assets Under Management	$71,056,700	$65,224,300	$5,832,400
Fee Paying Assets Under Management	$46,008,000	$47,161,900	$(1,153,900)
Capital Invested	$1,986,000	$2,047,400	$(61,400)
Uncalled Commitments	$26,903,200	$18,690,000	$8,213,200

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in monitoring fees of $85.8 million and a decrease in transaction fees of $9.2 million, partially offset by an increase in fee credits of $47.3 million and an increase in management fees of $8.5 million. The decrease in monitoring fees was primarily the result of $81.7 million of monitoring fees received in the first quarter of 2015 from the termination of monitoring fee arrangements in connection with the exit or partial exit of Alliance Boots GmbH, acquired by Walgreens Co., which was renamed Walgreens Boots Alliance, Inc. (NASDAQ: WBA) subsequent to the acquisition, and Big Heart Pet Brands (consumer products sector) compared to no such fees being received during the three months ended March 31, 2016. These types of termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with IPO and other realization activity in our private equity portfolio. In addition, recurring monitoring fees decreased $4.1 million primarily as a result of a decrease in the average size of the fee paid. For the three months ended March 31, 2016, we had 44 portfolio companies that were paying an average monitoring fee of $0.3 million compared with 45 portfolio companies that were paying an average monitoring fee of $0.4 million for the three months ended March 31, 2015. In future periods, we anticipate that recurring monitoring fees will continue to decrease as a result of realizations and other transactions such as initial public offerings, if not offset by additional portfolio companies paying recurring monitoring fees. The decrease in transaction fees was primarily attributable to a decrease in the number of transaction fee generating investments partially offset by an increase in the average fee earned on investments completed. During the three months ended March 31, 2016, there were 10 transaction fee-generating investments paying an average fee of $3.7 million compared to 17 transaction fee-generating investments paying an average fee of $2.7 million during the three months ended March 31, 2015. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in fee credits is due primarily to a lower level of transaction and monitoring fees. The increase in management fees was primarily due to an increase in capital raised in European Fund IV and Global Infrastructure Investors II, partially offset by a decrease in management fees attributable to lower invested capital in our 2006 Fund, European Fund II and European Fund III as a result of realizations. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

The net decrease is attributable to net carried interest losses primarily reflecting overall decreases in the value of our private equity portfolio.
Realized carried interest for the three months ended March 31, 2016 consisted primarily of dividends received from US Foods and realized gains from the sale of Masan Consumer Corporation.

Realized carried interest for the three months ended March 31, 2015 consisted primarily of realized gains from the partial sale or sale of Alliance Boots GmbH, Big Heart Pet Brands and Fotolia Holdings Inc. (technology sector).

The following table presents net unrealized carried interest by investment vehicle for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
European Fund III	$38,440	$30,817
Global Infrastructure Investors	4,803	—
Real Estate Partners Americas	424	1,802
E2 Investors	258	925
European Fund IV	(526)	—
European Fund	(1,532)	(148)
Asian Fund	(2,876)	(13,595)
Millennium Fund	(5,315)	5,521
China Growth Fund	(5,728)	15,433
European Fund II	(12,030)	(28,700)
North America Fund XI	(11,007)	65,553
Asian Fund II	(15,150)	52,790
Co-Investment Vehicles and Other	(17,213)	1,018
2006 Fund	(162,716)	(5,935)
Management Fee Refunds	(4,531)	1,456

Total (a)	$(194,699)	$126,937

(a)	The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the year ended March 31, 2016, the net unrealized carried interest loss of $(194.7) million included $(168.5) million representing net decreases in the value of various portfolio companies, and net unrealized losses of $(26.2) million primarily representing reversals of previously recognized net unrealized losses in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the three months ended March 31, 2016, the value of our private equity investment portfolio decreased 0.9%. This was comprised of a 7.1% decrease in the share prices of various publicly held or publicly indexed investments and a 3.8% increase in value of our privately held investments. The most significant decreases in share prices of various publicly held or publicly indexed investments were losses in First Data Corporation (NYSE: FDC), Qingdao Haier (CH: 600690) and Engility Holdings, Inc. (NYSE: EGL). These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were HCA Holdings, Inc. (NYSE: HCA), Fujian Sunner Development (SZE: 002299) and Zimmer Biomet Holdings, Inc. (NYSE: ZBH). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Tire Group B.V. (manufacturing sector), US Foods and Scout24 Schweiz (media sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), KKR Debt Investors 2006 Sarl (KDI) (financial services sector), a vehicle created to invest opportunistically in the credit markets, and Sonos (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Alliance Tire Group B.V. and Scout 24 Schweiz, valuations that reflect agreements to sell these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook, (ii) a decrease in the value of market comparables and (iii) in the case of KDI a valuation that reflects price movements of the underlying credit assets in the portfolio.

In addition to realizations of Alliance Tire Group B.V. and Scout 24 Schweiz subsequent to the first quarter of 2016 as indicated above, realization activity such as dividends, agreements to sell including partial sales and secondary sales, are expected with respect to the following private equity portfolio companies: Groupe SMCP S.A.S. (retail sector), South Staffordshire Plc (infrastructure sector), GoDaddy Inc. (NYSE: GDDY), PRA Health Sciences, Inc. (NASDAQ: PRAH), Sedgwick Claims Management Services (financial services sector), Tarkett S.A. (PAR: TKTT FP) and Walgreens Boots Alliance, Inc. (WBA).

The reversals of previously recognized net unrealized gains for the three months ended March 31, 2016 resulted primarily from the sale or partial sales of Masan Consumer Corporation, SunGard Data Systems, Inc. and Dalmia Cement.

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

For the three months ended March 31, 2015, the value of our private equity investment portfolio increased 5.1%. Increased share prices of various publicly held or publicly indexed investments comprised approximately 61% of the net increase in value for the three months ended March 31, 2015, the most significant of which were gains on Walgreens Boots Alliance, Inc., Qingdao Haier and PRA Health Sciences, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet and Far East Horizon Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation, Big Heart Pet Brands, and Mitchell International. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., Laureate Education, Inc. and SunGard. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables and individual company performance and (ii) in the case of Big Heart Pet Brands, an increase that primarily reflected the valuation of an agreement to sell this investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to individual company performance or, in certain cases, an unfavorable business outlook.

The reversals of previously recognized net unrealized gains for the three months ended March 31, 2015 resulted primarily from the sales or partial sales of Alliance Boots GmbH, Big Heart Pet Brands and Fotolia Holdings Inc.

Segment Expenses

Compensation and Benefits

The net decrease was due primarily to reversals of unrealized performance income compensation in connection with the net carried interest losses for the three months ended March 31, 2016 as compared to net carried interest gains for the three months ended March 31, 2015 as described above and to a lesser extent a decrease in cash compensation and benefits reflecting a lower level of fee income in the current period. These decreases were partially offset by an increase that was driven by a decrease in the amount of compensation and benefits expenses allocated from Private Markets to Principal Activities as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments.

Occupancy and Other Operating Expenses

The net increase was primarily driven by (i) an increase in expenses for unconsummated transactions, also known as broken deal expenses, (ii) higher allocations of corporate operating expenses to Private Markets due to an increase in both the amount of corporate operating expenses incurred by the firm in the first quarter of 2016 and an increase in the proportion of revenue earned by Private Markets relative to other operating segments and (iii) a decrease in the amount of operating expenses allocated from Private Markets to Principal Activities as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments.

Economic Net Income (Loss)

The decrease was primarily due to the net losses in performance income and reduction in monitoring and transaction fees, partially offset by the decrease in segment expenses as described above.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2015 to March 31, 2016:

($ in thousands)
December 31, 2015	$66,028,600
New Capital Raised	6,556,700
Distributions	(1,018,300)
Change in Value	(510,300)
March 31, 2016	$71,056,700

AUM for the Private Markets segment was $71.1 billion at March 31, 2016, an increase of $5.1 billion, compared to $66.0 billion at December 31, 2015. The increase was primarily attributable to new capital raised primarily in our Americas Fund XII. The increase was offset by distributions to private equity fund investors and to a lesser extent a decrease in value of our private markets portfolio.

The decrease in the value of our private markets portfolio was driven primarily by net unrealized losses of $0.6 billion, in our 2006 Fund.  The drivers of the overall change in value for Private Markets were a 7.1% decrease in the share prices of various publicly held or publicly indexed investments and a 3.8% increase in value of our privately held investments. The most significant decreases in share prices of various publicly held or publicly indexed investments were losses in First Data Corporation (NYSE: FDC), Qingdao Haier (CH: 600690) and Engility Holdings, Inc. (NYSE: EGL). These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were HCA Holdings, Inc. (NYSE: HCA), Fujian Sunner Development (SZE: 002299) and Zimmer Biomet Holdings, Inc. (NYSE: ZBH). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Tire Group B.V. (manufacturing sector), US Foods and Scout24 Schweiz (media sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), KKR Debt Investors 2006 Sarl (KDI) (financial services sector), a vehicle created to invest opportunistically in the credit markets, and Sonos (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Alliance Tire Group B.V. and Scout 24 Schweiz, valuations that reflect agreements to sell these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook, (ii) a decrease in the value of market comparables and (iii) in the case of KDI a valuation that reflects price movements of the underlying credit assets in the portfolio.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2015 to March 31, 2016:

($ in thousands)
December 31, 2015	$45,307,400
New Capital Raised	914,700
Distributions and Other	(331,300)
Change in Value	117,200
March 31, 2016	$46,008,000

FPAUM in our Private Markets segment was $46.0 billion at March 31, 2016, an increase of $0.7 billion, compared to $45.3 billion at December 31, 2015. The increase was primarily attributable to new capital raised of $0.9 billion primarily in our Real Estate Partners Europe and Next Generation Technology Growth Fund. These increases were partially offset by distributions to private equity fund investors.

Capital Invested

Capital invested was largely unchanged reflecting a decrease in the amount of equity invested in our real assets platforms, partially offset by an increase in equity invested in our private equity platform. For the three months ended March 31, 2016 and 2015, equity invested in our real assets platform was $236.8 million and $678.3 million, respectively, and equity invested in our private equity platform was $1.7 billion and $1.4 billion, respectively. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested relative to transactions in our real assets businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters.

Uncalled Commitments

As of March 31, 2016, our Private Markets Segment had $26.9 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase is due primarily to new capital raised primarily in Americas Fund XII, partially offset by capital called from limited partners to fund investments during the period.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three months ended March 31, 2016 and 2015.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$76,802	$64,504	$12,298
Monitoring Fees	—	—	—
Transaction Fees	1,132	13,430	(12,298)
Fee Credits	(211)	(10,588)	10,377
Total Management, Monitoring and Transaction Fees, Net	77,723	67,346	10,377

Performance Income
Realized Incentive Fees	1,593	5,665	(4,072)
Realized Carried Interest	3,838	—	3,838
Unrealized Carried Interest	(29,106)	12,347	(41,453)
Total Performance Income	(23,675)	18,012	(41,687)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	54,048	85,358	(31,310)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	19,054	16,993	2,061
Realized Performance Income Compensation	2,172	2,265	(93)
Unrealized Performance Income Compensation	(11,642)	4,938	(16,580)
Total Compensation and Benefits	9,584	24,196	(14,612)
Occupancy and related charges	2,675	2,478	197
Other operating expenses	9,278	12,038	(2,760)
Total Segment Expenses	21,537	38,712	(17,175)

Income (Loss) attributable to noncontrolling interests	—	175	(175)

Economic Net Income (Loss)	$32,511	$46,471	$(13,960)

Assets Under Management	$55,332,200	$42,400,400	$12,931,800
Fee Paying Assets Under Management	$47,711,700	$38,550,600	$9,161,100
Capital Invested	$418,300	$1,210,800	$(792,500)
Uncalled Commitments	$7,593,100	$2,865,600	$4,727,500

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in management fees of $12.3 million attributable to management fees earned relating to our strategic investment in Marshall Wace LLP and its affiliates ("Marshall Wace") which was completed in the fourth quarter of 2015, higher management fees relating to new capital raised primarily in Corporate Capital Trust (a BDC sub-advised by KKR) and our Special Situations Fund II. This increase was partially offset by redemptions in our hedge funds business and by our mezzanine fund entering its post-investment period after the first quarter of 2015 when it earns fees at a lower rate and on invested rather than committed capital.

Performance Income

The net decrease was primarily attributable to net carried interest losses in the first quarter of 2016 compared to net carried interest gains in the first quarter of 2015, as well as a lower level of incentive fees. The net carried interest losses during the first quarter of 2016 were primarily due to losses across many strategies, the most significant of which were our mezzanine and direct lending strategies. Additionally, incentive fees decreased in the current period for Corporate Capital Trust and our hedge funds platform primarily as a result of less favorable investment performance.  Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined quarterly or at other points during the year for certain strategies. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result is expected to vary significantly from period to period.

Segment Expenses

Compensation and Benefits

The decrease was primarily due to reversals of unrealized performance income compensation in connection with net carried interest losses for the three months ended March 31, 2016 as compared to net carried interest gains for the three months ended March 31, 2015 as described above.

Occupancy and Other Operating Expenses

The decrease was primarily driven by a reduction reflecting the cost to exit office space during the first quarter of 2015, partially offset by a decrease in the amount of operating expenses allocated from Public Markets to Principal Activities in the first quarter of 2016 as result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments.

Economic Net Income (Loss)

The decrease is primarily attributable to the decrease in performance income partially offset by an increase in fees and lower expenses as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2015 to March 31, 2016:

($ in thousands)
December 31, 2015	$53,515,700
New Capital Raised	4,071,200
Distributions	(556,700)
Redemptions	(1,214,700)
Change in Value	(483,300)
March 31, 2016	$55,332,200

AUM in our Public Markets segment totaled $55.3 billion at March 31, 2016, an increase of $1.8 billion compared to AUM of $53.5 billion at December 31, 2015. The increase for the period was primarily due to new capital raised of $4.1 billion across multiple strategies primarily in our Special Situations Fund II, certain separately managed accounts, strategic partnerships and our hedge funds business. Partially offsetting these increases were (i) redemptions and distributions of

$1.8 billion from certain investment vehicles across multiple strategies including our hedge funds platform, strategic partnerships and certain separately managed accounts and (ii) net decreases in value of $0.5 billion primarily in our hedge funds business, Corporate Capital Trust and strategic partnerships.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2015 to March 31, 2016:

($ in thousands)
December 31, 2015	$46,413,100
New Capital Raised	3,476,400
Distributions	(549,500)
Redemptions	(1,214,700)
Change in Value	(413,600)
March 31, 2016	$47,711,700

FPAUM in our Public Markets segment was $47.7 billion at March 31, 2016, an increase of $1.3 billion compared to FPAUM of $46.4 billion at December 31, 2015. The increase was primarily due to new capital raised of $3.5 billion across multiple strategies primarily in our Special Situations Fund II, certain separately managed accounts, strategic partnerships and our hedge funds business. Partially offsetting these increases were (i) redemptions and distributions of $1.8 billion from certain investment vehicles across multiple strategies including our hedge funds platform, strategic partnerships and certain separately managed accounts and (ii) net decreases in value of $0.4 billion primarily in our hedge funds business, Corporate Capital Trust and strategic partnerships.

Capital Invested

The decrease is primarily due to a lower level of net capital deployed in our direct lending, special situations and mezzanine strategies.

Uncalled Commitments

As of March 31, 2016, our Public Markets segment had $7.6 billion of uncalled capital commitments that could be called for investments in new transactions. The increase is due to new capital raised primarily in Special Situations Fund II and Lending Partners Europe, partially offset by capital called from limited partners to fund investments during the period.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the three months ended March 31, 2016 and 2015.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	57,555	43,257	14,298
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	57,555	43,257	14,298

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	57,555	43,257	14,298

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	8,168	8,852	(684)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	8,168	8,852	(684)
Occupancy and related charges	628	636	(8)
Other operating expenses	4,096	3,506	590
Total Segment Expenses	12,892	12,994	(102)

Income (Loss) attributable to noncontrolling interests	667	2,728	(2,061)

Economic Net Income (Loss)	$43,996	$27,535	$16,461

Syndicated Capital	$665,300	$248,700	$416,600

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees increased due to an increase in the size of capital markets transactions for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our capital markets business does not generate management or monitoring fees. Overall, we completed 20 capital markets transactions for the three months ended March 31, 2016 of which 5 represented equity offerings and 15 represented debt offerings, as compared to 30 transactions for the three months ended March 31, 2015 of which 5 represented equity offerings and 25 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets platforms as well as third party companies. For the three months ended March 31, 2016 approximately 10% of our transaction fees were earned from third parties as compared to approximately 30% for the three months ended March 31, 2015. Our transaction fees are comprised of fees from various global regions. For the three months ended March 31, 2016 approximately 50% of our transaction fees were sourced internationally as compared to approximately 70% for the three months ended March 31, 2015. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits and Other Operating Expenses

Segment expenses have remained flat with the prior period reflecting slightly higher other operating expenses offset by slightly lower compensation and benefits expense.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in transaction fees as described above.

Syndicated Capital

The increase is primarily due to an increase in the size of syndication transactions in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Overall, we completed 5 syndication transactions for each of the three months ended March 31, 2016 and March 31, 2015.

Principal Activities

The following tables set forth information regarding the results of operations and certain key operating metrics for our Principal Activities segment for the three months ended March 31, 2016 and 2015.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	(24,183)	180,667	(204,850)
Net Unrealized Gains (Losses)	(564,991)	(10,721)	(554,270)
Total Realized and Unrealized	(589,174)	169,946	(759,120)
Interest Income and Dividends	108,120	96,433	11,687
Interest Expense	(48,544)	(45,758)	(2,786)
Net Interest and Dividends	59,576	50,675	8,901
Total Investment Income (Loss)	(529,598)	220,621	(750,219)

Total Segment Revenues	(529,598)	220,621	(750,219)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	24,710	26,792	(2,082)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	24,710	26,792	(2,082)
Occupancy and related charges	3,722	3,951	(229)
Other operating expenses	11,386	13,830	(2,444)
Total Segment Expenses	39,818	44,573	(4,755)

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$(569,416)	$176,048	$(745,464)

Segment Revenues
Investment Income
The net decrease is primarily due to net investment losses of $589.2 million during the three months ended March 31, 2016, compared to net investment gains of $169.9 million in the prior period, partially offset by an increase in net interest and dividends of $8.9 million.
For the three months ended March 31, 2016, net realized losses were comprised primarily of the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management, offset by gains on sales of private equity investments, including the sales of Masan Consumer Corporation, Dalmia Cement and SunGard Data Systems, Inc. Net unrealized losses were primarily attributable to mark to market losses on various Private Markets investments including First Data Corporation, WMI Holdings Corp. (NASDAQ: WMIH), and Walgreens Boots Alliance, Inc. and energy investments including direct energy investments and energy funds as well as credit investments and CLOs.
As of March 31, 2016, $129.0 million of investments in CLOs and our $312.7 million investment in our real estate investment trust were carried at cost. As of March 31, 2016, the cumulative unrealized loss relating to changes in fair value for these investments was $24.9 million for CLOs and $5.7 million for the real estate investment trust.
CLO issuances typically increase when the spread between the assets and liabilities generates an attractive return to subordinated note holders. In the case where demand for loans leads to extremely tight spreads or if interest rates for the liabilities increase, the return to subordinated note holders will be less attractive, and the issuance of CLOs will generally decline. Since April 30, 2014, the date we completed our acquisition of KFN, we have called five CLOs and as a result, the amount of invested capital in our portfolio of CLOs has decreased.
The CLOs that we issued prior to 2012 (“legacy CLOs”) were larger in total transaction size relative to those that were issued subsequently. As a result, our interests in the subordinated notes of legacy CLOs were significantly greater compared to our interests in the subordinated notes of those CLOs issued since 2012. Therefore, as our legacy CLOs are called and the assets held within the CLOs are sold to repay the CLO note holders, including us as a subordinated note holder, our capital invested in our CLO portfolio will decline. Unless we change our existing practice, we expect the size of our CLO portfolio to continue to decrease as well as associated interest income and interest expense, as a result of the foregoing, if not offset by new issuances or other opportunities of comparable size and/or amount. Based on the above factors combined with alternative investment opportunities, we may selectively deploy capital to other assets outside of CLOs and credit.
For the three months ended March 31, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments, including the sales of Alliance Boots GmbH, Kion Group AG (XETRA: KGX) and The Nielsen Company B.V. (NYSE: NLSN). Net unrealized losses were attributable to reductions in the value of our investments in CLOs, specialty finance holdings and certain other credit investments. In addition, there were also unrealized losses related to the reversal of gains on sales of private equity investments noted in the realized gains commentary above as well as declines in value of various investments in working interests in oil and gas producing properties. These decreases were offset by increases in value of various private equity investments including First Data Corporation and Walgreens Boots Alliance, Inc. and growth equity investments including Coherus Biosciences (NASDAQ: CHRS).
For the three months ended March 31, 2016, net interest and dividends were comprised of (i) $51.7 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and to a lesser extent our cash balances and other assets, (ii) $56.4 million of dividend income from distributions received through our private equity investments, real estate funds and Public Markets investments and, (iii) $48.5 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
For the three months ended March 31, 2015, net interest and dividends were comprised of (i) $86.8 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs as well as our cash balances and other assets (ii) $9.6 million of dividend income from distributions received through our investment funds and other assets and (iii) $45.8 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.

Segment Expenses
Compensation and Benefits
The decrease was primarily due to a decrease in the amount of compensation and benefits expenses allocated from the other operating segments to Principal Activities, as well as a lower amount of corporate compensation allocated to Principal Activities, in each case as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments. In addition, there was a decrease in the aggregate compensation and benefits expense in our other operating segments that are allocable to the Principal Activities segment. See “-Segment Analysis-Private Markets”, “-Segment Analysis-Public Markets” and “-Segment Analysis-Capital Markets” for additional information regarding the compensation and benefit expenses of these other segments, and “-Segment Analysis" for a discussion of expense allocations among segments.
Occupancy and Other Operating Expenses
The decrease was primarily driven by a decrease in the amount of occupancy and other operating expenses allocated from the other operating segments as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments.
Economic Net Income (Loss)
The economic net loss was primarily driven by the net investment losses as described above.
Segment Balance Sheet

Our segment balance sheet is the balance sheet of KKR & Co. L.P. and its subsidiaries on a segment basis which includes, but is not limited to, our investment management companies, broker-dealer companies, general partners of our investment funds and KFN. Our segment balance sheet excludes the assets and liabilities of our investment funds and CFEs.

Investments

Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority investments in subsidiaries that operate KKR's asset management and other businesses, including the general partner interests of KKR's investment funds.

Cash and Short-Term Investments

Cash and short-term investments represent cash and liquid short-term investments in high-grade, short-duration cash management strategies used by KKR to generate additional yield on our excess liquidity and is used by management in evaluating KKR's liquidity position. We believe this measure is useful to unitholders as it provides additional insight into KKR's available liquidity. Cash and short-term investments differ from cash and cash equivalents on a GAAP basis as a result of the inclusion of liquid short-term investments in cash and short-term investments. The impact that these liquid short-term investments have on cash and cash equivalents on a GAAP basis is reflected in the consolidated statements of cash flows within cash flows from operating activities. Accordingly, the exclusion of these investments from cash and cash equivalents on a GAAP basis has no impact on cash provided (used) by operating activities, investing activities or financing activities. As of March 31, 2016, we had cash and short-term investments on a segment basis of approximately $1.5 billion. Excluding approximately $0.2 billion of liquid short-term investments, cash and short-term investments may be reconciled to cash and cash equivalents of approximately $1.3 billion as of March 31, 2016.

The following tables present our segment balance sheet as of March 31, 2016 and December 31, 2015:

	As of	As of
	March 31, 2016	December 31, 2015
	($ in thousands, except per unit amounts)
Cash and Short-term Investments	$1,536,524	$1,287,650
Investments	8,187,186	8,958,089
Unrealized Carry (a)	1,282,905	1,415,478
Other Assets	1,621,945	1,613,139
Corporate Real Estate	$161,225	$154,942
Total Assets	$12,789,785	$13,429,298

Debt Obligations - KKR (ex-KFN)	$2,000,000	$2,000,000
Debt Obligations - KFN	657,310	657,310
Preferred Shares - KFN	373,750	373,750
Other Liabilities	274,907	291,537
Total Liabilities	$3,305,967	$3,322,597

Noncontrolling Interests	$20,703	$127,472
6.75% Series A Preferred Units	$345,000	$—

Book Value	9,118,115	9,979,229

Book Value Per Outstanding Adjusted Unit*	$11.33	$12.18

Book Value Per Adjusted Unit	$10.79	$11.78

(a) Unrealized Carry
Private Markets	$1,225,699	$1,340,556
Public Markets	57,206	74,922
Total	$1,282,905	$1,415,478

* Prospectively, Book Value will be reported only on a per Outstanding Adjusted Unit basis.

The following table presents the holdings of our segment balance sheet by asset class as of March 31, 2016:

	As of March 31, 2016

Investments	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Co-Investments and Other Equity	$2,310,183	$2,872,632	35.1%
Private Equity Funds	795,657	998,303	12.2%
Private Equity Total	3,105,840	3,870,935	47.3%

Energy	990,965	487,801	6.0%
Real Estate (a)	719,838	757,034	9.2%
Infrastructure	191,401	206,046	2.5%
Real Assets Total	1,902,204	1,450,881	17.7%

Special Situations	900,449	732,874	9.0%
Direct Lending	70,006	65,504	0.8%
Mezzanine	59,428	53,645	0.6%
Alternative Credit Total	1,029,883	852,023	10.4%
CLOs (a)	1,318,023	868,779	10.6%
Liquid Credit	188,635	184,258	2.3%
Specialty Finance	280,981	190,765	2.3%
Credit Total	2,817,522	2,095,825	25.6%

Other	820,738	769,545	9.4%

Total Investments	$8,646,304	$8,187,186	100.0%

	As of March 31, 2016
Significant Investments: (b)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$1,061,332	$1,030,536	12.6%
Walgreens Boots Alliance (NASDAQ: WBA)	222,533	732,637	8.9%
WMI Holdings Corp. (NASDAQ: WMIH)	221,127	291,049	3.6%
HCA Holdings, Inc. (NYSE: HCA)	29,455	195,111	2.4%
Oil & Gas Royalties Investment	117,510	137,500	1.7%
Total Significant Investments	1,651,957	2,386,833	29.2%

Other Investments	6,994,347	5,800,353	70.8%
Total Investments	$8,646,304	$8,187,186	100.0%

(a) Includes approximately $129.0 million and $312.7 million of CLOs and our holdings of a real estate investment trust, respectively, that are held at cost.

(b) The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair market value as of March 31, 2016. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding - Basic to Adjusted Units and KKR & Co. L.P. Partners’ Capital to Book Value

As of
March 31, 2016
GAAP Common Units Outstanding - Basic	446,126,570
Adjustments:
Unvested Common Units(a)	35,763,130
Other Exchangeable Securities (b)	4,689,610
GAAP Common Units Outstanding - Diluted	486,579,310
Adjustments:
KKR Holdings Units (c)	358,815,903
Adjusted Units	845,395,213
Adjustments:
Unvested Common Units and Unvested Other Exchangeable Securities	(36,611,119)
Adjusted Units Eligible for Distribution	808,784,094
Adjustments:
Vested Other Exchangeable Securities (b)	(3,841,621)
Outstanding Adjusted Units	804,942,473

(a)
Represents equity awards granted under the Equity Incentive Plan. The issuance of common units of KKR & Co. L.P. pursuant to awards under the Equity Incentive Plan dilutes KKR common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business.

(b)	Represents securities in a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. that are exchangeable into KKR & Co. L.P. common units issued in connection with the acquisition of Avoca.

(c)	Common units that may be issued by KKR & Co. L.P. upon exchange of units in KKR Holdings L.P. for KKR common units.

The following table reconciles KKR & Co. L.P. partners' capital to book value.

As of
($ in thousands, except per unit amounts)	March 31, 2016
KKR & Co. L.P. partners’ capital	$5,035,353

Noncontrolling interests held by KKR Holdings L.P.	3,998,930

Equity impact of KKR Management Holdings Corp. and other	83,832

Book value	$9,118,115

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds and CLOs, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our fund investors, unitholders, certain holders of certain exchangeable securities and holders of our Series A Preferred Units; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2016, we had cash and short-term investments on a segment basis of $1.5 billion. See "-Liquidity - Liquidity Needs - Distributions."

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) realizations on and sales of investments and other assets, including the transfers of investments for fund formations and (v) borrowings under our credit facilities, debt offerings and other borrowing arrangements. In addition, we may generate cash proceeds from sales of equity securities.

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of March 31, 2016, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

As of March 31, 2016, netting holes in excess of $50 million existed at five of our private equity funds, the most significant of which were our North America Fund XI, European Fund II and European Fund III which had netting holes of approximately $295 million, $219 million and $86 million, respectively. In accordance with the criteria set forth above, funds may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations and KFN securities, see Note 10 "Debt Obligations" to the audited financial statements in our Annual Report. The information presented below updates, and should be read in conjunction with such information. Other than the KCM Credit Agreement as described below, no amounts were borrowed under our corporate credit agreement with HSBC Bank USA.

KCM Credit Agreement

KKR Capital Markets maintains a revolving credit agreement with a major financial institution (the “KCM Credit Agreement”) for use in KKR’s capital markets business. This financial institution also holds an ownership interest in our capital markets business. The KCM Credit Agreement, as amended, provides for revolving borrowings of up to $500 million with a $500 million sublimit for letters of credit.
On March 30, 2016, the KCM Credit Agreement was amended to extend the maturity date from March 30, 2017 to March 30, 2021.  If a borrowing is made on the KCM Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the loan is a Eurocurrency Loan, it will be based on the LIBOR Rate plus the applicable margin which ranges initially between 1.25% and 2.50%, depending on the amount and nature of the loan. If the loan is an ABR Loan, it will be based on the Prime Rate plus the applicable margin which ranges initially between 0.25% and 1.50% depending on the amount and nature of the loan. Borrowings under this facility may only be used for KKR’s capital markets business, and its only obligors are entities involved in our capital markets business, and its liabilities are non-recourse to other parts of KKR's business.
For the quarter ended March 31, 2016, a total of $138.0 million was borrowed and $138.0 million was repaid under the KCM Credit Agreement.

Preferred Units

6.75% Series A Preferred Units

On March 17, 2016, KKR & Co. L.P. issued 13,800,000 units of 6.75% Series A Preferred Units in an underwritten public offering. The Series A Preferred Units trade on the NYSE under the symbol "KKR PR A". The terms of the Series A Preferred Units are set forth in the limited partnership agreement of KKR & Co. L.P.

If declared, distributions on the Series A Preferred Units are payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate per annum equal to 6.75%. Distributions on the Series A Preferred Units are discretionary and non-cumulative. Holders of Series A Preferred Units will only receive distributions of the Series A Preferred Units when, as and if declared by the board of directors of the general partner of KKR & Co. L.P. We have no obligation to declare or pay any distribution for any distribution period, whether or not distributions on the Series A Preferred Units are declared or paid for any other distribution period.

Unless distributions have been declared and paid (or declared and set apart for payment) on the Series A Preferred Units for a quarterly distribution period, we may not declare or pay distributions on, or repurchase, any units of KKR & Co. L.P. that are junior to the Series A Preferred Units, including our common units, during such distribution period. A distribution period begins on a distribution payment date and extends to, but excludes, the next distribution payment date. The first quarterly distribution of $0.412500 per Series A Preferred Unit (based on a 360-day year convention calculated from the original issuance date) has been declared and set aside for payment on June 15, 2016, for the distribution period beginning June 15, 2016 through and including September 14, 2016.

If KKR & Co. L.P. dissolves, then the holders of the Series A Preferred Units are entitled to receive payment of a $25.00 liquidation preference per Series A Preferred Unit, plus declared and unpaid distributions, if any, to the extent that we have sufficient gross income (excluding any gross income attributable to the sale or exchange of capital assets) such that holders of Series A Preferred Units have capital account balances equal to such liquidation preference, plus declared and unpaid distributions, if any.

The Series A Preferred Units do not have a maturity date. However, the Series A Preferred Units may be redeemed at our option, in whole or in part, at any time on or after June 15, 2021, at a price of $25.00 per Series A Preferred Unit, plus declared and unpaid distributions, if any.  Holders of Series A Preferred Units have no right to require the redemption of the Series A Preferred Units.

If a certain change of control event with a ratings downgrade occurs prior to June 15, 2021, the Series A Preferred Units may be redeemed at our option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per Series A Preferred Unit, plus declared and unpaid distributions, if any.  If such a change of control event occurs (whether before, on or after June 15, 2021) and we do not give such notice, the distribution rate per annum on the Series A Preferred Units will increase by 5.00%, beginning on the 31st day following such change of control event.

Series A Preferred Units are not convertible into common units of KKR & Co. L.P. and have no voting rights, except that holders of Series A Preferred Units have certain voting rights in limited circumstances relating to the election of directors following the failure to declare and pay distributions, certain amendments to the terms of the Series A Preferred Units, and the creation of preferred units that are senior to the Series A Preferred Units.

In connection with the issuance of the Series A Preferred Units, the KKR Group Partnerships issued for the benefit of KKR & Co. L.P. a series of preferred units with economic terms that mirror those of the Series A Preferred Units.

Common Units

On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, the KKR Financial Holdings LLC 2007 Share Incentive Plan (the "KFN Share Incentive Plan") and the KKR Asset Management LLC 2011 Share Incentive Plan (the "KAM Share Incentive Plan"), and together with the Equity Incentive Plan and the KFN Share Incentive Plan, the "Plans", and (2) the amount of cash delivered in respect of awards granted pursuant to the Plans that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the

Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The KFN Share Incentive Plan terminated in May 2015, but continues to govern unexpired awards. No additional equity awards will be issued under the KFN Share Incentive Plan or the KAM Share Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014. As of March 31, 2016, 4,173,039 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of March 31, 2016. In April 2016, we canceled 2.0 million granted equity awards for approximately $29 million to satisfy tax obligations in connection with their vesting.

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

•	service debt obligations, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses, including litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy for our common units or the terms of our preferred units;

•	underwrite commitments within our capital markets business;

•	fund our equity commitment to joint ventures such as Merchant Capital Solutions LLC;

•	make future purchase price payments in connection with our proprietary acquisitions or investments, such as our acquisition of Prisma and strategic partnerships with Nephila and Marshall Wace;

•	acquire additional principal assets, including other businesses and corporate real estate; and

•	repurchase KKR & Co. L.P. common units pursuant to the unit repurchase program announced on October 27, 2015.

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. Since inception of the unit repurchase program through March 31, 2016, KKR has repurchased and canceled approximately 24.1 million outstanding common units for approximately $356.9 million. From March 31, 2016 through April 21, 2016, KKR has repurchased and canceled approximately 2.3 million additional outstanding common units for approximately $31.1 million. For additional information regarding units repurchased during the first quarter of 2016, see "--Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 5% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies. The following table presents our uncalled commitments to our active investment funds as of March 31, 2016:

Uncalled Commitments
Private Markets	($ in thousands)
European Fund IV	$165,600
Energy Income and Growth Fund	131,000
Real Estate Partners Americas	102,200
Global Infrastructure II	98,400
North America Fund XI	93,600
Real Estate Partners Europe	66,200
European Fund III	47,300
Asian Fund II	46,500
2006 Fund	21,000
Co-Investment Vehicles and Other	671,900
Total Private Markets Commitments	1,443,700

Public Markets
Special Situations Fund	25,300
Special Situations Fund II	233,600
Mezzanine Fund	6,800
Lending Partners	9,500
Lending Partners II	33,600
Lending Partners Europe	41,600
Other Alternative Credit Vehicles	127,700
Total Public Markets Commitments	478,100

Total Uncalled Commitments	$1,921,800

As of March 31, 2016, KKR had unfunded commitments consisting of (i) $1,921.8 million, as shown above, to its active private equity and other investment vehicles, (ii) $77.8 million in connection with commitments by KKR's capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions as described below and (iv) other investment commitments of $128.1 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

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

Merchant Capital Solutions

Merchant Capital Solutions LLC (MCS, formerly known as MerchCap Solutions LLC) is a joint venture partnership with Stone Point Capital. MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain balance sheet investments to support client needs. As of March 31, 2016 each of KKR and Stone Point have committed $150 million of equity to MCS to support its business for total equity commitments of $300 million. KKR's remaining unfunded commitment is approximately $128.6 million as of March 31, 2016. KKR expects that certain capital markets activities for third parties (other than KKR and its portfolio companies) will be principally conducted by MCS.

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

For the three months ended March 31, 2016 and 2015, no cash payments have been made under the tax receivable agreement. We expect our intermediate holding companies to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of March 31, 2016, $3.4 million of cumulative income tax savings have been realized. See "-Liquidity-Other Liquidity Needs- Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

Distributions

A distribution of $0.16 per common unit has been declared, which will be paid on May 19, 2016 to holders of record of common units as of the close of business on May 5, 2016. Under KKR's distribution policy for its common units, KKR intends to make equal quarterly distributions to holders of its common units in an amount of $0.16 per common unit per quarter.

On March 17, 2016, KKR issued 13,800,000 units of 6.75% Series A Preferred Units at $25.00 per unit.  Distributions on Series A Preferred Units are payable, when and if declared, quarterly on March 15, June 15, September 15 and December 15 of each year.  Distributions on the Series A Preferred Units are non-cumulative.  KKR’s ability to repurchase and declare distributions on its common units is subject to the declaration of distributions on the Series A Preferred Units.

A distribution of $0.412500 per Series A Preferred Unit has been declared and set aside for payment on June 15, 2016 to holders of record of Series A Preferred Units as of the close of business on June 1, 2016.  This first distribution on Series A Preferred Units is calculated based on the date of the original issuance. For additional information regarding the Series A Preferred Units, see "Liquidity--Preferred Units".

The declaration and payment of any future distributions on preferred or common units are subject to the discretion of the board of directors of the general partner of KKR & Co. L.P., and the terms of its limited partnership agreement. There can be no assurance that future distributions will be made as intended or at all, that unitholders will receive sufficient distributions to satisfy payment of their tax liabilities as limited partners of KKR & Co. L.P. or that any particular distribution policy for common units will be maintained.

When KKR & Co. L.P. receives distributions from the KKR Group Partnerships (the holding companies of the KKR business), KKR Holdings receives its pro rata share of such distributions from the KKR Group Partnerships. Furthermore, the declaration and payment of distributions by the KKR Group Partnerships and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the preferred units of the KKR Group Partnerships.

Cash Earnings

The following table presents our cash earnings and distributions on common units for the three months ended March 31, 2016 and 2015 as described above. For a discussion of the components that drove the changes in our cash earnings, see “—Segment Analysis.”

	Quarter Ended
($ in thousands except per unit data)	March 31, 2016	March 31, 2015
Cash Revenues

Management, Monitoring and Transaction Fees, Net	$279,915	$294,410
Realized Performance Income (loss)	98,881	308,090
Realized Investment Income (loss)	35,393	231,342
Total Cash Revenues	414,189	833,842

Cash Expenses
Cash Compensation and Benefits	100,899	104,762
Realized Performance Income Compensation	39,552	123,235
Occupancy and Related Charges	15,950	14,796
Other Operating Expenses	61,886	60,946
Total Cash Expenses	218,287	303,739

Cash Earnings Before Noncontrolling Interests and Taxes	195,902	530,103

Less: Corporate and local income taxes paid	(26,503)	(38,805)
Less: Noncontrolling interests	(667)	(3,622)

After-tax Cash Earnings	$168,732	$487,676

After-tax Cash Earnings Per Adjusted Unit Eligible for Distribution	$0.21	$0.60

Distribution Per KKR & Co L.P. common unit	$0.16	$0.46

Fee Related Earnings (“FRE”)

Fee related earnings is comprised of (i) total management, monitoring and transaction fees, net, less (ii) cash compensation and benefits, occupancy and related charges and other operating expenses that have not been allocated to our Principal Activities segment. Fee related earnings is a measure of the operating earnings of KKR and its business segments before performance income, related performance income compensation and investment income. KKR believes this measure is useful to unitholders as it provides additional insight into the operating profitability of KKR's fee generating management companies and capital markets businesses. Our calculation of FRE as described above differs from our calculation of FRE for periods prior to December 31, 2015 in that the above calculation (a) excludes incentive fees and related compensation and (b) excludes expenses that have been allocated to our Principal Activities segment. For a discussion of the changes in the components of FRE, see "--Segment Analysis."

A reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. on a GAAP basis to ENI and FRE is provided below.

	Quarter Ended
	March 31, 2016	March 31, 2015
	($ in thousands)
Net income (loss) attributable to KKR & Co. L.P.	$(329,939)	$270,507
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	(271,575)	239,008
Plus: Non-cash equity-based charges	63,823	76,550
Plus: Amortization of intangibles and other, net	28,882	(2,790)
Plus: Income tax (benefit)	1,890	16,138
Economic Net Income (Loss)	(506,919)	599,413
Plus: Income attributable to segment noncontrolling interests	667	3,622
Less: Total investment income (loss)	(529,598)	220,621
Less: Net performance income (loss)	(77,834)	268,508
Plus: Expenses of Principal Activities Segment	39,818	44,573
Fee Related Earnings	140,998	158,479

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

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2016 on an unconsolidated basis before the consolidation of funds and CFEs:

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$1,921.8	$—	$—	$—	$1,921.8
Debt payment obligations (2)	—	—	500.0	2,157.3	2,657.3
Interest obligations on debt (3)	154.1	299.3	283.3	2,575.8	3,312.5
Lending commitments (4)	77.8	—	—	—	77.8
Other commitments (5)	212.6	42.3	—	1.8	256.7
Lease obligations	53.1	93.7	73.4	20.8	241.0
Corporate real estate (6)	—	292.5	—	—	292.5
Total	$2,419.4	$727.8	$856.7	$4,755.7	$8,759.6

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

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2016 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2016, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)	Represents obligations in our capital markets business to lend under various revolving credit facilities.

(5)	Represents our commitment to MCS and investment commitments of KFN. See "—Liquidity—Liquidity Needs—Merchant Capital Solutions."

(6)
Represents the purchase price due upon delivery of a new KKR office being constructed, all or a portion of which represents construction financing obtained by the developer and may be refinanced upon delivery of the completed office.

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2016, a payable of $128.5 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2016, approximately $19.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of March 31, 2016, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $46.6 million.

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of March 31, 2016, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their March 31, 2016 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,448.9 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Certain private equity funds that were contributed to us in the KPE Transaction in 2009 also include a "net loss sharing provision." Upon the liquidation of an investment vehicle to which a net loss sharing obligation applies, the general partner is required to contribute capital to the vehicle, to fund 20% of the net losses on investments. In these vehicles, such losses would be required to be paid by us to the fund investors in those vehicles in the event of a liquidation of the fund regardless of whether any carried interest had previously been distributed, and a greater share of investment losses would be allocable to us relative to the capital that we contributed to it as general partner. Based on the realization activity in funds with a net loss sharing provision since their inception through March 31, 2016, KKR has no further obligations with respect to net loss sharing.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, KKR's potential exposure has been reduced to $159.7 million as of March 31, 2016. Using valuations as of March 31, 2016, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2016. This table differs from the table presented above which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$5,597.4	$—	$—	$—	$5,597.4
Debt payment obligations (2)	33.0	689.4	1,222.7	14,954.4	16,899.5
Interest obligations on debt (3)	601.0	1,152.6	1,109.3	4,275.3	7,138.2
Lending commitments (4)	77.8	—	—	—	77.8
Other commitments (5)	212.6	42.3	—	1.8	256.7
Lease obligations	53.1	93.7	73.4	20.8	241.0
Corporate real estate (6)	—	292.5	—	—	292.5
Total	$6,574.8	$2,270.5	$2,405.4	$19,252.3	$30,503.0

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

(2)
Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $2.0 billion gross of unamortized discount, (ii) KFN 2041 Senior Notes and KFN 2042 Senior Notes of $0.4 billion, net of unamortized premium, (iii) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $0.9 billion, (v) debt securities issued by our consolidated CLOs of $7.9 billion, (vi) debt securities issued by our consolidated CMBS entities of $5.4 billion and any borrowings outstanding on the Corporate Credit Agreement and KCM Credit Agreement. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated

CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at March 31, 2016 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of March 31, 2016, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

(4)	Represents obligations in our capital markets business to lend under various revolving credit facilities.

(5)	Represents our commitment to MCS and investment commitments of KFN. See "—Liquidity—Liquidity Needs—Merchant Capital Solutions."

(6)
Represents the purchase price due upon delivery of a new KKR office being constructed, all or a portion of which represents construction financing obtained by the developer and may be refinanced upon delivery of the completed office.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of March 31, 2016, a payable of $128.5 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2016, approximately $19.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of March 31, 2016, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $46.6 million.

Off Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Condensed Consolidated Statement of Cash Flows

The accompanying condensed consolidated statements of cash flows include the cash flows of our consolidated entities which include certain consolidated investment funds and CFEs notwithstanding the fact that we may hold only a minority economic interest in those funds and CFEs.

On January 1, 2016, KKR adopted ASU 2015-02 which resulted in the de-consolidation of most of KKR's investment funds. KKR adopted this new guidance using the modified retrospective method. As a result, restatement of prior period results is not required and prior periods discussed below have not been impacted.

The assets of our consolidated funds and CFEs, on a gross basis, can be substantially larger than the assets of our business and, accordingly, could have a substantial effect on the cash flows reflected in our condensed consolidated statements of cash flows. The primary cash flow activities of our consolidated funds and CFEs involve: (i) capital contributions from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds and CFEs are treated as investment companies for accounting purposes, certain of these cash flow amounts are included in our cash flows from operations.

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $(0.8) billion and $0.9 billion during the three months ended March 31, 2016 and 2015, respectively. These amounts primarily included: (i) proceeds from sales of investments and principal payments net of purchases of investments of $(1.3) billion and $0.4 billion during the three months ended March 31, 2016 and 2015, respectively; (ii) net realized gains (losses) on investments of $(43.3) million and $1.8 billion during the three months ended March 31, 2016 and 2015, respectively; and (iii) change in unrealized gains (losses) on investments of $(691.9) million and $114.0 million during the three months ended March 31, 2016 and 2015, respectively. Certain KKR funds and CFEs are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $62.6 million and $7.9 million during the three months ended March 31, 2016 and 2015, respectively. Our investing activities included: (i) a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $65.1 million and $49.6 million during the three months ended March 31, 2016 and 2015, respectively; (ii) the purchases of fixed assets of $(1.5) million and $(3.8) million during the three months ended March 31, 2016 and 2015, respectively; and (iii) proceeds from sales of oil and natural gas properties, net of development of oil and natural gas properties of $(1.0) million and $(37.9) million for the three months ended March 31, 2016 and 2015, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $909.3 million and $(562.4) million during the three months ended March 31, 2016 and 2015, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $252.8 million and $(1.4) billion during the three months ended March 31, 2016 and 2015, respectively; (ii) proceeds received net of repayment of debt obligations of $593.7 million and $970.9 million during the three months ended March 31, 2016 and 2015, respectively; (iii) distributions to our partners of $(72.0) million and $(151.7) million during the three months ended March 31, 2016 and 2015, respectively; (iv) unit repurchases of $(195.0) million during the three months ended March 31, 2016; and (v) issuance of Series A Preferred Units of $333.0 million during the three months ended March 31, 2016.

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

The following discussion details certain of our critical accounting policies. For a full discussion of all critical accounting policies, please see the notes to the consolidated financial statements "--Item 1. Condensed Consolidated Financial Statements (Unaudited)--Summary of Significant Accounting Policies."

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Except for certain of KKR's equity method investments and debt obligations, KKR's investments and other financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors.

GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I

Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. The types of financial instruments included in this category are publicly-listed equities, credit investments and securities sold short. We classified 9.8% of total investments measured and reported at fair value as Level I at March 31, 2016.

Level II

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments included in this category are credit investments, investments and debt obligations of consolidated CLO entities, convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts. We classified 35.9% of total investments measured and reported at fair value as Level II at March 31, 2016.

Level III

Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments generally included in this category are private portfolio companies, real assets investments, credit investments, equity method investments for which the fair value option was elected and investments and debt obligations of consolidated CMBS entities. We classified 54.3% of total investments measured and reported at fair value as Level III at March 31, 2016. The valuation of our Level III investments at March 31, 2016 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

Management’s determination of fair value is based upon the methodologies and processes described below and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors.

Level II Valuation Methodologies

Credit Investments: These instruments generally have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that KKR and others are willing to pay for an instrument. Ask prices represent the lowest price that KKR and others are willing to accept for an instrument. For financial assets and liabilities whose inputs are based on bid-ask prices obtained from third party pricing services, fair value may not always be a predetermined point in the bid-ask range. KKR’s policy is generally to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets KKR’s best estimate of fair value.

Investments and Debt Obligations of Consolidated CLO Vehicles: Investments of consolidated CLO vehicles are valued using the same valuation methodology as described above for credit investments. Under ASU 2014-13, KKR measures CLO debt obligations on the basis of the fair value of the financial assets of the CLO.

Securities indexed to publicly-listed securities: The securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company’s other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.

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

Level III Valuation Methodologies

Financial assets and liabilities categorized as Level III consist primarily of the following:

Private Equity Investments: We generally employ two valuation methodologies when determining the fair value of a private equity investment. The first methodology is typically a market comparables analysis that considers key financial inputs and recent public and private transactions and other available measures. The second methodology utilized is typically a discounted cash flow analysis, which incorporates significant assumptions and judgments. Estimates of key inputs used in this methodology include the weighted average cost of capital for the investment and assumed inputs used to calculate terminal values, such as exit EBITDA multiples. Other inputs are also used in both methodologies. Also, as discussed in greater detail under "—Business Environment" in this report and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions that are difficult to quantify or predict, but may have a significant adverse impact on the value of our investments" in our Annual Report, a change in interest rates could have a significant impact on valuations. In certain cases the results of the discounted cash flow approach can be significantly impacted by these estimates. In addition, when a definitive agreement has been executed to sell an investment, KKR generally considers a significant determinant of fair value to be the consideration to be received by KKR pursuant to the executed definitive agreement.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 54.0% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2016, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for our Level III private equity investments were 42% and 47% and 11%, respectively.

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

In the case of growth equity investments, enterprise values are determined using the market comparables analysis and discounted cash flow analysis described above. A scenario analysis may also be conducted to subject the estimated enterprise values to a downside, base and upside case.  The enterprise value in each case may then be allocated across the investment’s capital structure to reflect the terms of the security and subjected to probability weightings.  In certain cases, the values of growth equity investments may be based on recent or expected financings and the companies' performance relative to key objectives or milestones.

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

During the three months ended March 31, 2016, the value of our energy real asset investments in oil and gas producing properties decreased meaningfully. The long-term price of WTI crude and natural gas declined approximately 19% and 12%, respectively, during the quarter adversely impacting the value of our energy real assets, but prices recovered towards the end of the quarter with the long-term price of WTI crude oil declining from approximately $50 per barrel to $47 per barrel and the long-term price of natural gas relatively stable at approximately $2.90 per mcf as of December 31, 2015 and March 31, 2016, respectively.
On a segment basis, our energy real asset investments in oil and gas producing properties as of March 31, 2016 had a fair value of approximately $488 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $48.8 million and a decline in net income attributable to KKR & Co. L.P. of $27.0 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of March 31, 2016, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $96 million lower, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 55.4% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

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

Other Investments:  With respect to other investments including equity method investments for which the fair value election has been made, we generally employ the same valuation methodologies as described above for private equity investments when valuing these other investments.

Investments and Debt Obligations of Consolidated CMBS Vehicles: Under ASU 2014-13, we measure CMBS investments on the basis of the fair value of the financial liabilities of the CMBS. Debt obligations of consolidated CMBS vehicles are valued based on discounted cash flow analyses. The key input is the expected yield of each CMBS security using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g. securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. For credit investments, an independent valuation firm is generally engaged by KKR with respect to most investments classified as Level III. The valuation firm either provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees. Less than 5% of the total value of our Level III credit investments are not valued with the engagement of an independent valuation firm.

KKR has a global valuation committee comprised of senior employees including investment professionals and professionals from business operations functions, and includes our Chief Financial Officer, General Counsel and Chief Compliance Officer. The global valuation committee is assisted by valuation sub-committees and investment professionals for each business strategy. All preliminary Level III valuations are reviewed and approved by the valuation sub-committees for private equity, real estate, energy and infrastructure and credit, as applicable. When Level III valuations are required to be performed on hedge fund investments, a valuation sub-committee for hedge funds reviews these valuations. The valuation sub-committees are responsible for the review and approval of valuations in their respective business lines on a quarterly basis. The members of the valuation sub-committees are comprised of investment professionals and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments.

The global valuation committee provides general oversight of the valuation sub-committees. The global valuation committee is responsible for coordinating and implementing the firm’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All valuations are subject to approval by the global valuation committee. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the audit committee of the board of directors of the general partner of KKR & Co. L.P. and are then reported to the board of directors.

As of March 31, 2016, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of investments impacts the amount of carried interest that is recognized as well as the amount of investment income that is recognized for investments held directly and through our consolidated funds as described below. We estimate that an immediate 10% decrease in the fair value of investments held directly and through consolidated investment funds generally would result in a commensurate change in the amount of net gains (losses) from investment activities for investments held directly and through investment funds and a more significant impact to the amount of carried interest recognized, regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. With respect to consolidated investment funds, the impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments.

As of March 31, 2016, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of March 31, 2016, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and Walgreens Boots Alliance, Inc. valued at $1,030.5 million and $732.6 million, respectively. Our investment income can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation (NYSE:FDC) and Walgreens Boots Alliance, Inc. (NASDAQ: WBA). For the three months ended March 31, 2016, the reduction in the stock price of First Data Corporation reduced economic net income on a segment basis by approximately $300 million. See "--Business Environment."

Recognition of Investment Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. As a result of this adoption, the Net Gains (Losses) from Investment Activities attributed to third party limited partners in our investment funds that had previously been consolidated are not included in the statement of operations effective with the adoption of ASU 2015-02 on January 1, 2016.

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

Subsequent to the adoption of ASU 2015-02, certain of our investment funds continue to be consolidated. When a fund is consolidated, the portion of our funds' investment income that is allocable to our carried interests and capital investments is not shown in the consolidated financial statements. For funds that are consolidated, all investment income (loss), including the portion of a funds' investment income (loss) that is allocable to KKR's carried interest, is included in investment income (loss) on the consolidated statements of operations. The carried interest that KKR retains in net income (loss) attributable to KKR & Co. L.P. is reflected as an adjustment to net income (loss) attributable to noncontrolling interests. However, because certain of our funds remain consolidated and because we hold a minority economic interest in these funds' investments, our share of the investment income is less than the total amount of investment income presented in the consolidated financial statements for these consolidated funds.

Recognition of Carried Interest in the Statement of Operations

Carried interest entitles the general partner of a fund to a greater allocable share of the fund's earnings from investments relative to the capital contributed by the general partner and correspondingly reduces noncontrolling interests' attributable share of those earnings. Carried interest is earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment returns decrease or turn negative in subsequent periods, recognized carried interest will be reversed and reflected as losses in the statement of operations. For funds that are not consolidated, amounts earned pursuant to carried interest are included in fees and other in the consolidated statements of operations. Amounts earned pursuant to carried interest at consolidated funds are eliminated from fees and other upon consolidation of the fund and are included as investment income (loss) in net gains (losses) from investment activities along with all of the other investment gains and losses at the consolidated fund.

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. As a result of this adoption, most of the carried interest earned from unconsolidated funds is no longer eliminated in consolidation and is reflected in fees and other subsequent to the adoption.

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

Recently Issued Accounting Pronouncements

For a full discussion of recently issued accounting pronouncements, please see the notes to the condensed consolidated financial statements "--Item 1. Condensed Consolidated Financial Statements (Unaudited)--Summary of Significant Accounting Policies."

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There was no material change in our market risks during the three months ended March 31, 2016. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 17 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K ("Annual Report) for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016. The information presented below updates "Risk Factors - Risks Related to Our Business - Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could adversely affect our business" in our Annual Report, and should be read in conjunction with this and other risk factors and information disclosed in our Annual Report, which is accessible on the SEC’s website at www.sec.gov.

On April 21, 2016, the National Credit Union Administration issued for public comment revised proposed rules as part of a joint rule‑making effort with other federal regulatory agencies designed to prohibit certain incentive‑based compensation arrangements deemed to encourage inappropriate risk taking by covered financial institutions by providing "excessive" compensation, fees or benefits or that could lead to material losses. Depending upon the outcome of the rule making process, the application of this rule to us could require us to substantially revise our compensation strategy, increase our administrative costs and adversely affect our ability to recruit and retain qualified employees.

On March 28, 2016, a Federal District Court judge in Massachusetts ruled that two private equity funds affiliated with Sun Capital were jointly and severally responsible for unfunded pension liabilities of a Sun Capital portfolio company. While neither fund held more than an 80% ownership interest of the portfolio company, the percentage required under existing regulations to find liability, the court found the funds had formed a partnership-in-fact conducting a trade or business and that as a result each fund was jointly and severally liable for the portfolio company's unfunded pension liabilities. If the rationale of this decision were to be applied by other courts, we or certain of our investment funds could be held liable under ERISA for certain pension obligations of portfolio companies. In addition, if the rationale of this decision were expanded to apply also for U.S. federal income tax purposes, then certain of our investors could be subject to increased U.S. income tax liability or filing obligations in certain contexts.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Unit Repurchases in the First Quarter of 2016

The table below sets forth the information with respect to purchases made by or on behalf of KKR & Co. L.P. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common units during the first quarter of 2016.

Issuer Purchases of Common Units
(amounts in thousands, except unit and per unit amounts)

	Total Number of Units Purchased	Average Price Paid Per Units	Cumulative Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2016 to January 31, 2016)	7,535,292	$14.34	17,455,184	$230,000
Month #2 (February 1, 2016 to February 29, 2016)	3,044,000	$12.71	20,499,184	$191,313
Month #3 (March 1, 2016 to March 31, 2016)	3,642,543	$13.23	24,141,727	$143,113
Total through March 31, 2016	14,221,835

Purchases subsequent to March 31, 2016:
(April 1, 2016 to April 21, 2016)	2,228,767	$13.83	26,370,494	$112,287
Total through April 21, 2016	16,450,602

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

Subsequent to the first quarter of 2016, in addition to the units repurchased as described in the table above, (1) cash was used to pay the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash was delivered in respect of certain awards granted pursuant to the Equity Incentive Plan. These payments amounted to approximately $29.0 million and represented the equivalent of equity awards representing 1,963,578 KKR common units. Since cash was used to settle the amounts in (1) and (2) above, 1,963,578 KKR common units were canceled, and accordingly, such units are no longer included in KKR's common unit count on a fully diluted basis.

Additionally, during the first quarter of 2016, 2,530,685 KKR Group Partnership Units were exchanged by KKR Holdings and its principals for an equal number of our common units, resulting in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

The members of KKR Management LLC amended the limited liability company agreement of KKR Management LLC, the general partner of KKR & Co. L.P., on May 4, 2016 to reinstate amendments previously made to the agreement on August 2, 2011 inadvertently omitted from the agreement in connection with a recent amendment and restatement. The members of KKR Management LLC are certain senior employees of KKR.

ITEM 6.  Exhibits.

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR & CO. L.P.

By: KKR Management LLC
Its General Partner

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC)

DATE:	May 6, 2016

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Limited Liability Company Agreement of the Managing Partner of the Registrant dated as of May 4, 2016.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and March 31, 2015, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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