Form 10-Q
period 2016-06-30
KKR & Co. L.P.
filed 2016-08-04
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, there were 444,860,751 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended June 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of distributions on common or preferred units of KKR, the timing, manner and volume of repurchases of common units pursuant to a repurchase program and the expected synergies from the acquisitions or strategic partnerships, may constitute forward-looking statements that are subject to the risk that the benefits and anticipated synergies from such transactions are not realized. Forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016 and subsequent Quarterly Reports on Form 10-Q. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We do not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

In this report, references to "KKR," "we," "us," "our" and "our partnership" refer to KKR & Co. L.P. and its consolidated subsidiaries. Prior to KKR & Co. L.P. becoming listed on the New York Stock Exchange ("NYSE") on July 15, 2010, KKR Group Holdings L.P. ("Group Holdings") consolidated the financial results of KKR Management Holdings L.P. and KKR Fund Holdings L.P. (together, the "KKR Group Partnerships") and their consolidated subsidiaries. On August 5, 2014, KKR International Holdings L.P. became a KKR Group Partnership. Each KKR Group Partnership has an identical number of partner interests and, when held together, one Class A partner interest in each of the KKR Group Partnerships together represents one KKR Group Partnership Unit.  In connection with KKR's issuance of Series A Preferred Units and Series B Preferred Units, the KKR Group Partnerships issued preferred units with economic terms designed to mirror those of the Series A Preferred Units and Series B Preferred Units, respectively.

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

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to unitholders in assessing the overall performance of KKR's businesses. These financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP, if available. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included within "Condensed Consolidated Financial Statements (Unaudited)—Note 14. Segment Reporting" and later in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Segment Operating and Performance Measures" and " — Segment Balance Sheet."

This report uses the terms assets under management or AUM, fee paying assets under management or FPAUM, economic net income or ENI, distributable earnings, capital invested, syndicated capital and book value. You should note that our calculations of these financial measures and other financial measures may differ from the calculations of other investment managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. These and other financial measures are defined in the section "Management's Discussion and Analysis of Financial Condition & Results of Operations—Segment Operating and Performance Measures" and "— Segment Balance Sheet."

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

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	June 30, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$1,512,475	$1,047,740
Cash and Cash Equivalents Held at Consolidated Entities	1,980,892	1,472,120
Restricted Cash and Cash Equivalents	133,219	267,628
Investments	30,375,163	65,305,931
Due from Affiliates	309,625	139,783
Other Assets	3,195,497	2,809,137
Total Assets	$37,506,871	$71,042,339

Liabilities and Equity
Debt Obligations	$17,894,036	$18,714,597
Due to Affiliates	412,400	144,807
Accounts Payable, Accrued Expenses and Other Liabilities	3,516,482	2,715,350
Total Liabilities	21,822,918	21,574,754

Commitments and Contingencies

Redeemable Noncontrolling Interests	339,637	188,629

Equity
Series A Preferred Units (13,800,000 units issued and outstanding as of June 30, 2016)	332,988	—
Series B Preferred Units (6,200,000 units issued and outstanding as of June 30, 2016)	149,566	—
KKR & Co. L.P. Capital - Common Unitholders (446,203,551 and 457,834,875 common units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	5,001,602	5,547,182
Total KKR & Co. L.P. Partner's Capital	5,484,156	5,547,182
Noncontrolling Interests	9,860,160	43,731,774
Total Equity	15,344,316	49,278,956
Total Liabilities and Equity	$37,506,871	$71,042,339

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)

(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs”) as of June 30, 2016 and December 31, 2015. KKR's consolidated VIEs consist primarily of certain collateralized financing entities (“CFEs”) holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS”) and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR’s general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR’s beneficial interest therein and any fees generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	June 30, 2016
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$1,747,761	$223,571	$1,971,332
Restricted Cash and Cash Equivalents	—	80,211	80,211
Investments	13,574,949	7,564,586	21,139,535
Due from Affiliates	—	8,881	8,881
Other Assets	542,313	855,966	1,398,279
Total Assets	$15,865,023	$8,733,215	$24,598,238

Liabilities
Debt Obligations	$13,818,666	$1,169,949	$14,988,615
Due to Affiliates	—	10,581	10,581
Accounts Payable, Accrued Expenses and Other Liabilities	1,125,782	274,776	1,400,558
Total Liabilities	$14,944,448	$1,455,306	$16,399,754

	December 31, 2015
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$975,433	$—	$975,433
Investments	12,735,309	—	12,735,309
Other Assets	133,953	—	133,953
Total Assets	$13,844,695	$—	$13,844,695

Liabilities
Debt Obligations	$12,365,222	$—	$12,365,222
Accounts Payable, Accrued Expenses and Other Liabilities	546,129	—	546,129
Total Liabilities	$12,911,351	$—	$12,911,351

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Fees and Other	$576,757	$255,874	$739,562	$547,219

Expenses
Compensation and Benefits	296,412	411,691	421,901	776,690
Occupancy and Related Charges	16,188	16,172	32,754	31,904
General, Administrative and Other	110,618	126,314	276,886	260,616
Total Expenses	423,218	554,177	731,541	1,069,210

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	9,168	3,110,604	(726,055)	5,030,429
Dividend Income	31,669	360,556	94,882	439,371
Interest Income	266,213	302,985	496,689	599,143
Interest Expense	(181,313)	(139,427)	(352,707)	(251,390)
Total Investment Income (Loss)	125,737	3,634,718	(487,191)	5,817,553

Income (Loss) Before Taxes	279,276	3,336,415	(479,170)	5,295,562

Income Tax / (Benefit)	6,045	30,547	7,935	46,685

Net Income (Loss)	273,231	3,305,868	(487,105)	5,248,877
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,533	(891)	1,495	1,042
Net Income (Loss) Attributable to Noncontrolling Interests	172,115	2,930,453	(258,244)	4,601,022
Net Income (Loss) Attributable to KKR & Co. L.P.	99,583	376,306	(230,356)	646,813

Net Income Attributable to Series A Preferred Unitholders	5,693	—	5,693	—
Net Income Attributable to Series B Preferred Unitholders	—	—	—	—

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$93,890	$376,306	$(236,049)	$646,813

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.21	$0.84	$(0.53)	$1.47
Diluted	$0.19	$0.78	$(0.53)	$1.35
Weighted Average Common Units Outstanding
Basic	448,221,538	446,794,950	449,241,840	440,867,813
Diluted	481,809,612	482,651,491	449,241,840	477,467,220

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (Loss)	$273,231	$3,305,868	$(487,105)	$5,248,877

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	(10,207)	4,999	(1,773)	(17,427)

Comprehensive Income (Loss)	263,024	3,310,867	(488,878)	5,231,450

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,533	(891)	1,495	1,042
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	165,664	2,932,747	(261,109)	4,592,311

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$95,827	$379,011	$(229,264)	$638,097

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2015	433,330,540	$5,403,095	$(20,404)	$5,382,691	$46,004,377	$16,895	$51,403,963	$300,098
Net Income (Loss)		646,813		646,813	4,601,022		5,247,835	1,042
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			(8,716)	(8,716)	(8,711)		(17,427)
Cumulative-effect adjustment from adoption of accounting policies		(307)		(307)		(16,895)	(17,202)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	9,898,971	127,396	(893)	126,503	(126,503)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		13,928	238	14,166			14,166
Net Delivery of Common Units-Equity Incentive Plan	7,166,850	40,559		40,559			40,559
Equity Based Compensation		100,718		100,718	45,310		146,028
Capital Contributions				—	2,668,360		2,668,360	116,993
Capital Distributions		(355,012)		(355,012)	(7,133,205)		(7,488,217)	(300,063)
Balance at June 30, 2015	450,396,361	$5,977,190	$(29,775)	$5,947,415	$46,050,650	$—	$51,998,065	$118,070

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2016	457,834,875	$5,575,981	$(28,799)	$5,547,182	$—	$—	$43,731,774	$49,278,956	$188,629
Net Income (Loss)		(236,049)		(236,049)	5,693		(258,244)	(488,600)	1,495
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			1,092	1,092			(2,865)	(1,773)
Deconsolidation of Funds				—			(34,240,240)	(34,240,240)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	2,668,200	31,532	(268)	31,264			(31,264)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		(3,981)	(131)	(4,112)				(4,112)
Net Delivery of Common Units - Equity Incentive Plan	5,104,131	(28,234)		(28,234)				(28,234)
Equity Based Compensation		97,987		97,987			26,493	124,480
Unit Repurchases	(19,403,655)	(265,218)		(265,218)				(265,218)
Equity Issued in connection with Preferred Unit Offering				—	332,988	149,566		482,554
Capital Contributions				—			1,454,761	1,454,761	167,000
Capital Distributions		(142,310)		(142,310)	(5,693)		(820,255)	(968,258)	(17,487)
Balance at June 30, 2016	446,203,551	$5,029,708	$(28,106)	$5,001,602	$332,988	$149,566	$9,860,160	$15,344,316	$339,637

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net Income (Loss)	$(487,105)	$5,248,877
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	124,480	146,028
Net Realized (Gains) Losses on Investments	(65,488)	(3,311,927)
Change in Unrealized (Gains) Losses on Investments	791,543	(1,718,502)
Carried Interest Allocated as a result of Changes in Fund Fair Value	(187,831)	—
Other Non-Cash Amounts	1,234	(94,761)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(767,808)	(763,002)
Change in Due from / to Affiliates	(95,261)	33,534
Change in Other Assets	32,777	683,953
Change in Accounts Payable, Accrued Expenses and Other Liabilities	250,666	270,182
Investments Purchased	(7,386,747)	(14,650,372)
Proceeds from Investments	6,598,621	15,155,278
Net Cash Provided (Used) by Operating Activities	(1,190,919)	999,288

Investing Activities
Change in Restricted Cash and Cash Equivalents	80,345	(54,895)
Purchase of Fixed Assets	(3,784)	(5,214)
Development of Oil and Natural Gas Properties	(1,190)	(75,478)
Proceeds from Sale of Oil and Natural Gas Properties	—	4,863
Net Cash Provided (Used) by Investing Activities	75,371	(130,724)

Financing Activities
Distributions to Partners	(142,310)	(355,012)
Distributions to Redeemable Noncontrolling Interests	(17,487)	(300,063)
Contributions from Redeemable Noncontrolling Interests	167,000	116,993
Distributions to Noncontrolling Interests	(820,255)	(7,133,205)
Contributions from Noncontrolling Interests	1,027,774	2,668,360
Issuance of Preferred Units	482,554	—
Preferred Unit Distributions	(5,693)	—
Net Delivery of Common Units - Equity Incentive Plan	(28,234)	40,559
Unit Repurchases	(265,218)	—
Proceeds from Debt Obligations	3,404,624	7,289,657
Repayment of Debt Obligations	(2,219,243)	(2,266,621)
Financing Costs Paid	(3,229)	(22,626)
Net Cash Provided (Used) by Financing Activities	1,580,283	38,042

Net Increase/(Decrease) in Cash and Cash Equivalents	464,735	906,606
Cash and Cash Equivalents, Beginning of Period	1,047,740	918,080
Cash and Cash Equivalents, End of Period	$1,512,475	$1,824,686

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$327,682	$203,610
Payments for Income Taxes	$13,448	$24,617
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$124,480	$146,028
Non-Cash Contributions from Noncontrolling Interests	$426,987	$—
Cumulative effect adjustment from adoption of accounting guidance	$—	$(17,202)
Debt Obligations - Net Gains (Losses), Translation and Other	$(337,316)	$28,498
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$(4,112)	$14,166
Deconsolidation of Funds
Cash and Cash Equivalents Held at Consolidated Entities	$(270,458)	$—
Restricted Cash and Cash Equivalents	$(54,064)	$—
Investments	$(35,686,489)	$—
Due From Affiliates	$147,427	$—
Other Assets	$(532,226)	$—
Debt Obligations	$(2,355,305)	$—
Due to Affiliates	$329,083	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$(129,348)	$—
Noncontrolling Interests	$(34,240,240)	$—

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of June 30, 2016, KKR & Co. L.P. held approximately 55.4% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 44.6% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues or repurchases KKR & Co. L.P. common units.

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

Upon adoption of ASU 2015-02, most of KKR’s investment funds were de-consolidated as of January 1, 2016 resulting in a reduction in consolidated assets, liabilities and noncontrolling interests of approximately $36.3 billion, $2.1 billion and $34.2 billion, respectively. Additionally, as a result of the de-consolidation of most of KKR’s investment funds, management fees and carried interest earned by KKR from investment funds that were previously consolidated will no longer be eliminated. Adoption of ASU 2015-02 had no impact on KKR's partners' capital and Net Income (Loss) Attributable to KKR & Co. L.P.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$3,998,930	$4,719,963	$4,347,153	$4,661,679
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	73,400	325,703	(198,175)	564,711
Other comprehensive income (loss), net of tax (b)	(3,998)	3,545	(268)	(7,532)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(1,598)	(67,413)	(30,978)	(125,553)
Equity based compensation	9,041	17,117	19,647	37,634
Capital contributions	69	300	138	550
Capital distributions	(57,539)	(171,831)	(119,212)	(304,105)
Balance at the end of the period	$4,018,305	$4,827,384	$4,018,305	$4,827,384

(a)	Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(b)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

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

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$273,231	$3,305,868	$(487,105)	$5,248,877
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	1,533	(891)	1,495	1,042
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	98,715	2,604,750	(60,069)	4,036,311
Less: Net income (loss) attributable to Series A Preferred Unitholders	5,693	—	5,693	—
Plus: Income tax / (benefit) attributable to KKR Management Holdings Corp.	(2,178)	17,558	(11,563)	23,611
Net income (loss) attributable to KKR & Co. L.P. Common Unitholders and KKR Holdings	$165,112	$719,567	$(445,787)	$1,235,135

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$73,400	$325,703	$(198,175)	$564,711

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

Carried Interest - Consists of carried interest from unconsolidated investment funds that are allocated to KKR as the general partner of the investment fund based on cumulative fund performance to date, and where applicable, subject to a preferred return.

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

Equity Method

For certain investments in entities over which KKR exercises significant influence but which do not meet the requirements for consolidation and for which KKR has not elected the fair value option, KKR uses the equity method of accounting. KKR’s share of earnings (losses) from these investments is reflected as a component of Net Gains (Losses) from Investment Activities in the consolidated statements of operations. The carrying value of equity method investments in private equity funds, real assets funds and credit funds, which are not consolidated, approximate fair value, because the underlying investments of the unconsolidated investment funds are reported at fair value. The carrying value of equity method investments in certain operating companies, which KKR is determined to exert significant influence and for which KKR has not elected the fair value option, is determined based on the amounts invested by KKR, adjusted for the equity in earnings or losses of the investee allocated based on KKR’s respective ownership percentage, less distributions. For equity method investments, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 84% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis.

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

KKR has a global valuation committee comprised of senior employees including investment professionals and professionals from business operations functions, and includes our Chief Financial Officer, General Counsel and Chief Compliance Officer. The global valuation committee is assisted by valuation sub-committees and investment professionals for each business strategy. All preliminary Level III valuations are reviewed and approved by the valuation sub-committees for private equity, real estate, energy and infrastructure and credit, as applicable. When Level III valuations are required to be performed on hedge fund investments, a valuation sub-committee for hedge funds reviews these valuations. The valuation sub-committees are responsible for the review and approval of valuations in their respective business lines on a quarterly basis. The members of the valuation sub-committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments.

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

For the three and six months ended June 30, 2016 and 2015, respectively, fees and other consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Management Fees	$159,569	$51,537	$315,899	$99,742
Transaction Fees	67,452	90,790	164,720	190,940
Monitoring Fees	47,918	65,887	76,021	177,412
Fee Credits	(37,152)	(2,720)	(59,531)	(10,265)
Carried Interest	304,787	—	187,831	—
Incentive Fees	4,253	5,827	2,245	11,466
Oil and Gas Revenue	18,225	35,700	31,786	60,644
Consulting Fees	11,705	8,853	20,591	17,280
Total Fees and Other	$576,757	$255,874	$739,562	$547,219

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

Intangible Assets

Intangible assets consist primarily of contractual rights to earn future fee income, including management and incentive fees, and are recorded in Other Assets in the accompanying consolidated statements of financial condition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and amortization expense is included within General, Administrative and Other in the accompanying consolidated statements of operations. Intangible assets are reviewed for impairment when circumstances indicate impairment may exist. As of June 30, 2016, KKR does not have any indefinite-lived intangible assets.

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

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance in ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and changes the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. ASU 2015-02 is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. KKR adopted ASU 2015-02 on January 1, 2016. See "Principles of Consolidation" for a discussion of the impact that the adoption had on KKR's financial statements.

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

Investments

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption. KKR is currently evaluating the impact on the financial statements.

Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. KKR is currently evaluating the impact on the financial statements.

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

The following tables summarize total Net Gains (Losses) from Investment Activities for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (a)	$200,003	$(237,407)	$(37,404)	$1,357,037	$1,479,057	$2,836,094
Credit and Other (a)	18,338	(123,115)	(104,777)	51,473	241,550	293,023
Investments of Consolidated CFEs (a)	(183,816)	287,866	104,050	(8,882)	(15,509)	(24,391)
Real Assets (a)	—	119,365	119,365	7,505	164,012	171,517
Foreign Exchange Forward Contracts and Options (b)	(17,186)	34,799	17,613	73,419	(284,187)	(210,768)
Securities Sold Short (b)	(16,133)	(22,553)	(38,686)	(7,582)	34,000	26,418
Other Derivatives (b)	(1,876)	21,253	19,377	19,202	12,282	31,484
Debt Obligations and Other (c)	109,441	(179,811)	(70,370)	13,968	(26,741)	(12,773)
Net Gains (Losses) From Investment Activities	$108,771	$(99,603)	$9,168	$1,506,140	$1,604,464	$3,110,604

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (a)	$197,876	$(449,768)	$(251,892)	$2,976,913	$1,750,335	$4,727,248
Credit and Other (a)	(22,166)	(360,165)	(382,331)	94,299	(34,425)	59,874
Investments of Consolidated CFEs (a)	(220,805)	507,050	286,245	(26,153)	77,394	51,241
Real Assets (a)	12,355	(3,773)	8,582	7,505	63,900	71,405
Foreign Exchange Forward Contracts and Options (b)	575	(11,401)	(10,826)	207,350	39,123	246,473
Securities Sold Short (b)	(974)	(39,888)	(40,862)	(9,219)	12,198	2,979
Other Derivatives (b)	(18,389)	25,609	7,220	11,523	21,721	33,244
Debt Obligations and Other (c)	117,016	(459,207)	(342,191)	49,709	(211,744)	(162,035)
Net Gains (Losses) From Investment Activities	$65,488	$(791,543)	$(726,055)	$3,311,927	$1,718,502	$5,030,429

(a) See Note 4 "Investments."
(b) See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."
(c) See Note 10 "Debt Obligations."

4. INVESTMENTS

Investments consist of the following:

	June 30, 2016	December 31, 2015
Private Equity	$2,851,381	$36,398,474
Credit	3,673,981	6,300,004
Investments of Consolidated CFEs	13,574,949	12,735,309
Real Assets	1,819,709	4,048,281
Equity Method	2,847,027	1,730,565
Carried Interest	2,662,986	245,066
Other	2,945,130	3,848,232
Total Investments	$30,375,163	$65,305,931

As of December 31, 2015, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance, Inc. of $5.1 billion and First Data Corporation of $4.3 billion. As of June 30, 2016, there were no investments which represented greater than 5% of total investments. In addition, as of June 30, 2016 and December 31, 2015, investments totaling $14.6 billion and $14.2 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 10 “Debt Obligations.” The majority of the securities underlying private equity investments represent equity securities.

Carried Interest

Carried interest allocated to the general partner in respect of performance of investment funds that are not consolidated were as follows:

Carried Interest
Balance at December 31, 2015	$245,066
Deconsolidation of Funds on Adoption of ASU 2015-02	2,712,962
Carried Interest Allocated as a result of Changes in Fund Fair Value	187,831
Cash Proceeds Received	(482,873)
Balance at June 30, 2016	$2,662,986

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR's assets and liabilities by the fair value hierarchy. Carried Interest and Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	June 30, 2016
	Level I	Level II	Level III	Total
Private Equity	$1,545,913	$73,600	$1,231,868	$2,851,381
Credit	—	1,001,802	2,672,179	3,673,981
Investments of Consolidated CFEs	—	7,959,607	5,615,342	13,574,949
Real Assets	—	—	1,819,709	1,819,709
Equity Method	—	270,193	477,219	747,412
Other	1,243,078	206,355	1,495,697	2,945,130
Total	2,788,991	9,511,557	13,312,014	25,612,562

Foreign Exchange Contracts and Options	—	229,145	—	229,145
Other Derivatives	489	17,850	—	18,339
Total Assets	$2,789,480	$9,758,552	$13,312,014	$25,860,046

	December 31, 2015
	Level I	Level II	Level III	Total
Private Equity	$16,614,008	$880,928	$18,903,538	$36,398,474
Credit	—	1,287,649	5,012,355	6,300,004
Investments of Consolidated CFEs	—	12,735,309	—	12,735,309
Real Assets	—	—	4,048,281	4,048,281
Equity Method	—	—	891,606	891,606
Other	817,328	449,716	2,581,188	3,848,232
Total	17,431,336	15,353,602	31,436,968	64,221,906

Foreign Exchange Contracts and Options	—	635,183	—	635,183
Other Derivatives	—	5,703	—	5,703
Total Assets	$17,431,336	$15,994,488	$31,436,968	$64,862,792

Liabilities, at fair value:

	June 30, 2016
	Level I	Level II	Level III	Total
Securities Sold Short	$657,491	$51,396	$—	$708,887
Foreign Exchange Contracts and Options	—	77,547	—	77,547
Unfunded Revolver Commitments	—	4,298	—	4,298
Other Derivatives (1)	—	60,492	62,059	122,551
Debt Obligations of Consolidated CFEs	—	8,312,385	5,506,281	13,818,666
Total Liabilities	$657,491	$8,506,118	$5,568,340	$14,731,949

	December 31, 2015
	Level I	Level II	Level III	Total
Securities Sold Short	$286,981	$13,009	$—	$299,990
Foreign Exchange Contracts and Options	—	83,748	—	83,748
Unfunded Revolver Commitments	—	15,533	—	15,533
Other Derivatives	—	104,518	—	104,518
Debt Obligations of Consolidated CFEs	—	12,365,222	—	12,365,222
Total Liabilities	$286,981	$12,582,030	$—	$12,869,011

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

The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30, 2016
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,313,701	$4,256,576	$5,550,482	$1,426,693	$455,945	$504,326	$13,507,723	$5,447,158
Transfers Out Due to Deconsolidation of Funds	(49,350)	(1,643,833)	—	—	—	1,041,980	(651,203)	—
Transfers In	—	41,303	—	58,537	—	—	99,840	—
Transfers Out	(96,640)	(760)	—	—	—	—	(97,400)	—
Asset Purchases / Debt Issuances	18,535	210,044	—	229,252	10,761	169,744	638,336	—
Sales	—	(193,970)	(7,639)	(14,138)	(2,826)	(75,290)	(293,863)	—
Settlements	—	48,931	—	—	—	—	48,931	(7,639)
Net Realized Gains (Losses)	—	(19,986)	—	—	—	17,198	(2,788)	—
Net Unrealized Gains (Losses)	45,622	(20,429)	72,499	119,365	13,339	(162,261)	68,135	66,762
Change in Other Comprehensive Income	—	(5,697)	—	—	—	—	(5,697)	—
Balance, End of Period	$1,231,868	$2,672,179	$5,615,342	$1,819,709	$477,219	$1,495,697	13,312,014	$5,506,281

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$45,622	$(20,429)	$72,499	$119,365	$13,339	$(186,011)	$44,385	$66,762

	Three Months Ended June 30, 2015
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$26,132,215	$4,226,225	$153,656	$3,874,099	$924,858	$1,456,445	$36,767,498	$—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	(2,352,752)	—	(153,656)	—	—	—	(2,506,408)	—
Asset Purchases / Debt Issuances	462,995	898,886	—	20,606	26,606	450,405	1,859,498	—
Sales	(495,623)	(526,414)	—	(7,505)	(3,225)	(46,286)	(1,079,053)	—
Settlements	—	100,348	—	—	—	(1,969)	98,379	—
Net Realized Gains (Losses)	199,600	1,342	—	7,505	—	2,266	210,713	—
Net Unrealized Gains (Losses)	1,167,007	1,765	—	164,012	46,713	101,966	1,481,463	—
Change in Other Comprehensive Income	—	3,694	—	—	—	3,260	6,954	—
Balance, End of Period	$25,113,442	$4,705,846	$—	$4,058,717	$994,952	$1,966,087	$36,839,044	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$1,297,037	$(10,766)	$—	$171,016	$46,713	$73,704	$1,577,704	$—

	Six Months Ended June 30, 2016
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$18,903,538	$5,012,355	$—	$4,048,281	$891,606	$2,581,188	$31,436,968	$—
Transfers Out Due to Deconsolidation of Funds	(17,856,098)	(2,354,181)	—	(2,628,999)	—	(984,813)	(23,824,091)	—
Transfers In	—	43,750	4,343,829	—	—	—	4,387,579	4,272,081
Transfers Out	(104,000)	(760)	—	—	(311,270)	—	(416,030)	—
Asset Purchases / Debt Issuances	254,076	554,099	1,026,801	453,771	18,992	203,670	2,511,409	990,450
Sales	—	(480,074)	(14,917)	(72,757)	(60,386)	(130,818)	(758,952)	—
Settlements	—	50,178	—	—	—	—	50,178	(14,917)
Net Realized Gains (Losses)	—	(8,595)	—	12,355	(1,991)	(7,415)	(5,646)	—
Net Unrealized Gains (Losses)	34,352	(142,137)	259,629	7,058	(59,732)	(166,115)	(66,945)	258,667
Change in Other Comprehensive Income	—	(2,456)	—	—	—	—	(2,456)	—
Balance, End of Period	$1,231,868	$2,672,179	$5,615,342	$1,819,709	$477,219	$1,495,697	$13,312,014	$5,506,281

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$34,352	$(142,137)	$259,629	$7,058	$(59,732)	$(189,865)	$(90,695)	$258,667

	Six Months Ended June 30, 2015
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$26,276,021	$4,192,702	$92,495	$3,130,404	$898,206	$1,234,795	$35,824,623	$7,615,340
Transfers In	—	16,706	108,340	—	—	1,187	126,233	—
Transfers Out	(3,564,987)	(12,860)	(153,656)	—	—	(1,710)	(3,733,213)	—
Asset Purchases / Debt Issuances	1,151,771	1,332,082	1,308	874,376	70,310	821,063	4,250,910	—
Sales	(822,677)	(723,081)	(3,138)	(17,468)	(3,274)	(145,400)	(1,715,038)	—
Settlements	—	157,915	(883)	—	—	—	157,032	—
Net Realized Gains (Losses)	344,684	(5,194)	—	7,505	—	3,495	350,490	—
Net Unrealized Gains (Losses)	1,728,630	(256,118)	(44,466)	63,900	29,710	49,397	1,571,053	—
Change in Accounting Principle	—	—	—	—	—	—	—	(7,615,340)
Change in Other Comprehensive Income	—	3,694	—	—	—	3,260	6,954	—
Balance, End of Period	$25,113,442	$4,705,846	$—	$4,058,717	$994,952	$1,966,087	$36,839,044	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$2,009,519	$(300,155)	$—	$70,904	$29,710	$19,276	$1,829,254	$—

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations.

The following table summarizes the fair value transfers between fair value levels for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Assets, at fair value:
Transfers from Level I to Level II [1]	$73,600	$—	$73,600	$—
Transfers from Level II to Level I [3]	$—	$467,766	$—	$467,766
Transfers from Level II to Level III [1]	$99,840	$—	$4,387,579	$126,233
Transfers from Level III to Level II [2]	$760	$153,656	$312,030	$168,226
Transfers from Level III to Level I [3]	$96,640	$2,352,752	$104,000	$3,564,987

Liabilities, at fair value:
Transfers from Level II to Level III [4]	$—	$—	$4,272,081	$—

(1)
Transfers out of Level I into Level II and Level II into Level III are principally attributable to certain investments that experienced an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(2)
Transfers out of Level III and into Level II are principally attributable to certain investments that experienced a higher level of market activity during the period and thus were valued using observable inputs.

(3)	Transfers out of Level III and II into Level I are attributable to portfolio companies that are valued using their publicly traded market price.

(4)
Transfers out of Level II and into Level III are principally attributable to debt obligations of CMBS vehicles due to an insignificant level of market activity during the period and thus were valued in the absence of observable inputs.

(5)
Transfers out of Level III and into Level II are principally attributable to debt obligations of CLO vehicles that experienced a higher level of market activity during the period and thus were valued using more observable inputs.

The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured at fair value and categorized within Level III as of June 30, 2016:

	Fair Value June 30, 2016		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$1,231,868

Private Equity	$447,222		Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	8.1%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	42.1%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	45.5%	0.0% - 100%	(5)
				Weight Ascribed to Transaction Price	12.4%	0.0% - 100%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.4x	10.0x - 18.3x	Increase
				Enterprise Value/Forward EBITDA Multiple	10.8x	8.8x - 15.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.7%	8.3% - 14.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.1x	7.3x - 13.5x	Increase

Growth Equity	$784,646		Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	13.8%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	41.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	8.5%	0.0% - 75.0%	(5)
				Weight Ascribed to Transaction Price	49.9%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	49.2%	30.0% - 80.0%	Increase
				Downside	27.0%	10.0% - 40.0%	Decrease
				Upside	23.8%	10.0% - 33.3%	Increase

Credit	$2,672,179		Yield Analysis	Yield	11.1%	4.8% - 23.9%	Decrease
				Net Leverage	5.8x	0.7x - 23.8x	Decrease
				EBITDA Multiple	8.0x	0.8x - 17.0x	Increase

Investments of Consolidated CFEs	$5,615,342	(9)
Debt Obligations of Consolidated CFEs	$5,506,281		Discounted cash flow	Yield	5.4%	1.4% - 24.8%	Decrease

Real Assets	$1,819,709	(10)

Energy	$722,582		Discounted cash flow	Weighted Average Cost of Capital	11.0%	8.5% - 17.2%	Decrease
				Average Price Per BOE (8)	$41.21	$30.98 - $45.73	Increase

Real Estate	$975,413		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	38.8%	0.0% - 75.0%	(7)
				Weight Ascribed to Discounted Cash Flow	61.2%	25.0% - 100.0%	(5)
			Direct Income Capitalization	Current Capitalization Rate	6.4%	5.1% - 12.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	9.1%	6.8% - 20.0%	Decrease

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

(10)
Includes one Infrastructure investment for $121.7 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 8.7% and the enterprise value/LTM EBITDA Exit Multiple 11.0x.

The table above excludes equity method investments in the amount of $477.2 million, comprised primarily of interests in real estate joint ventures, which were valued using level III value methodologies which are the same as those shown for real estate investments.

The table above excludes other investments in the amount of $1,495.7 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2016	December 31, 2015
Assets
Private Equity	$3,400	$211,474
Credit	1,143,965	936,063
Investments of Consolidated CFEs	13,574,949	12,735,309
Real Assets	250,798	90,245
Equity Method	747,412	891,606
Other	191,058	374,185
Total	$15,911,582	$15,238,882

Liabilities
Debt Obligations of Consolidated CFEs	$13,818,666	$12,365,222
Total	$13,818,666	$12,365,222

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Assets
Private Equity	$—	$846	$(3,859)	$62,671
Credit	10,213	3,603	(6,140)	(37,185)
Investments of Consolidated CFEs	(183,816)	287,866	(8,882)	(15,509)
Real Assets	—	5,355	—	11,654
Equity Method	—	(7,804)	—	48,131
Other	—	(8,495)	(3,243)	12,186
Total	$(173,603)	$281,371	$(22,124)	$81,948

Liabilities
Debt Obligations of Consolidated CFEs	102,542	(179,707)	—	(7,447)
Total	$102,542	$(179,707)	$—	$(7,447)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Assets
Private Equity	$—	$(2,298)	$111,676	$86,698
Credit	5,017	(42,038)	(3,170)	(41,571)
Investments of Consolidated CFEs	(220,805)	507,050	(26,153)	77,394
Real Assets	—	10,595	—	9,140
Equity Method	(1,991)	(101,097)	—	31,128
Other	(1,816)	(18,997)	(3,243)	2,609
Total	$(219,595)	$353,215	$79,110	$165,398

Liabilities
Debt Obligations of Consolidated CFEs	102,542	(447,163)	—	(114,503)
Total	$102,542	$(447,163)	$—	$(114,503)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and six months ended June 30, 2016 and 2015, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$93,890	$376,306	$(236,049)	$646,813

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	448,221,538	446,794,950	449,241,840	440,867,813
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.21	$0.84	$(0.53)	$1.47

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	448,221,538	446,794,950	449,241,840	440,867,813
Weighted Average Unvested Common Units and Other Exchangeable Securities	33,588,074	35,856,541	—	36,599,407
Weighted Average Common Units Outstanding - Diluted	481,809,612	482,651,491	449,241,840	477,467,220
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.19	$0.78	$(0.53)	$1.35

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

For the six months ended June 30, 2016, equity awards granted under the Equity Incentive Plan as well as exchangeable equity securities issued in connection with the acquisition of Avoca have been excluded from the calculation of diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit since these equity awards and exchangeable equity securities would be anti-dilutive, having the effect of decreasing the loss per common unit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted Average KKR Holdings Units Outstanding	358,728,334	369,477,271	359,522,981	372,639,228

For the three and six months ended June 30, 2016 and 2015, KKR Holdings units have been excluded from the calculation of Net Income (Loss) attributable to KKR & Co. L.P. per common unit - diluted since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	June 30, 2016	December 31, 2015
Unsettled Investment Sales (a)	$569,109	$74,862
Receivables	493,141	78,297
Due from Broker (b)	427,374	365,678
Oil & Gas Assets, net (c)	283,270	355,537
Deferred Tax Assets, net	282,513	275,391
Interest, Dividend and Notes Receivable (d)	256,926	372,699
Fixed Assets, net (e)	244,629	226,340
Foreign Exchange Contracts and Options (f)	229,145	635,183
Intangible Assets, net (g)	164,234	176,987
Goodwill (g)	89,000	89,000
Derivative Assets	18,339	5,703
Deferred Transaction Related Expenses	22,690	35,422
Prepaid Taxes	22,349	24,326
Prepaid Expenses	14,303	13,697
Deferred Financing Costs	12,267	65,225
Other	66,208	14,790
Total	$3,195,497	$2,809,137

(a)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(b)	Represents amounts held at clearing brokers resulting from securities transactions.

(c)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization.

(d)	Represents interest and dividend receivables and a promissory note due from a third party. The promissory note bears interest at 2.0% per annum and matures in January 2018.

(e)
Net of accumulated depreciation and amortization of $143,084 and $135,487 as of June 30, 2016 and December 31, 2015, respectively. Depreciation and amortization expense of $3,988 and $3,951 for the three months ended June 30, 2016 and 2015, respectively, and $7,904 and $7,865 for the six months ended June 30, 2016 and 2015, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(g)	See Note 16 “Goodwill and Intangible Assets.”

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2016	December 31, 2015
Amounts Payable to Carry Pool (a)	$1,107,578	$1,199,000
Unsettled Investment Purchases (b)	1,100,902	594,152
Securities Sold Short (c)	708,887	299,990
Derivative Liabilities	122,551	104,518
Accrued Compensation and Benefits	107,509	17,765
Interest Payable	101,849	102,195
Foreign Exchange Contracts and Options (d)	77,547	83,748
Accounts Payable and Accrued Expenses	67,616	112,007
Contingent Consideration Obligation (e)	35,900	46,600
Deferred Rent and Income	21,705	21,706
Taxes Payable	12,216	8,770
Due to Broker (f)	—	27,121
Other Liabilities	52,222	97,778
Total	$3,516,482	$2,715,350

(a)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

(e)	Represents potential contingent consideration related to the acquisition of Prisma.

(f)	Represents amounts owed for securities transactions initiated at clearing brokers.

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

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $4.0 billion at June 30, 2016. Accordingly, disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2016, KKR's commitments to these unconsolidated investment funds was $1.6 billion. KKR has not provided any financial support other than its obligated amount as of June 30, 2016.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of June 30, 2016, combined assets under management in the pools of unconsolidated CLO vehicles were $1.3 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $1.3 million as of June 30, 2016. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of June 30, 2016 and December 31, 2015, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2016	December 31, 2015
Investments	$4,024,719	$264,277
Due from (to) Affiliates, net	(35,514)	4,315
Maximum Exposure to Loss	$3,989,205	$268,592

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

KKR’s borrowings consisted of the following:

	June 30, 2016				December 31, 2015
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	500,000	—	—		500,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (a)	—	497,510	585,065	(j)	—	497,217	578,510	(j)
KKR Issued 5.500% Notes Due 2043 (b)	—	490,984	522,360	(j)	—	490,815	517,880	(j)
KKR Issued 5.125% Notes Due 2044 (c)	—	989,181	1,025,140	(j)	—	988,985	994,960	(j)
KFN Issued 8.375% Notes Due 2041 (d)	—	289,041	270,756	(k)	—	289,660	273,965	(k)
KFN Issued 7.500% Notes Due 2042 (e)	—	123,188	122,357	(k)	—	123,346	120,425	(k)
KFN Issued Junior Subordinated Notes (f)	—	249,309	193,300		—	248,498	216,757
Other Consolidated Debt Obligations:
Fund Financing Facilities and Other (g)	1,446,608	1,436,157	1,436,157	(l)	3,465,238	3,710,854	3,710,854	(l)
CLO Debt Obligations (h)	—	8,312,385	8,312,385		—	8,093,141	8,093,141
CMBS Debt Obligations (i)	—	5,506,281	5,506,281		—	4,272,081	4,272,081
	$2,946,608	$17,894,036	$17,973,801		$4,965,238	$18,714,597	$18,778,573

(a)	$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020.

(b)	$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043.

(c)	$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044.

(d)	KKR consolidates KFN and thus reports KFN’s outstanding $259 million aggregate principal amount of 8.375% senior notes due 2041.

(e)	KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042.

(f)
KKR consolidates KFN and thus reports KFN’s outstanding $284 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 4.8% and the weighted average years to maturity is 20.3 years as of June 30, 2016. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(g)
Certain of KKR’s consolidated investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 2.1% and 2.3% as of June 30, 2016 and December 31, 2015, respectively. In addition, the weighted average years to maturity is 2.2 years and 2.5 years as of June 30, 2016 and December 31, 2015, respectively.

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

Other Consolidated Debt Obligations

Debt Obligations of Consolidated CFEs

As of June 30, 2016, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$8,009,333	2.5%	10.2
Subordinated Notes of Consolidated CLOs	303,052	(a)	9.3
Debt Obligations of Consolidated CMBS Vehicles	5,506,281	4.5%	32.5
	$13,818,666

(a) The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of June 30, 2016, the fair value of the consolidated CFE assets was $15.9 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

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

The effective tax rates were 2.16% and 0.92% for the three months ended June 30, 2016 and 2015, respectively, and (1.66)% and 0.88% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and six month period ended June 30, 2016, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Equity Incentive Plan Units	$48,026	$48,453	$97,987	$100,718
KKR Holdings Market Condition Awards	6,613	—	13,010	—
Other Exchangeable Securities	3,590	3,907	6,846	7,675
KKR Holdings Principal Awards	552	1,675	703	4,193
KKR Holdings Restricted Equity Units	—	21	—	149
Discretionary Compensation	1,876	15,422	5,934	33,293
Total	$60,657	$69,478	$124,480	$146,028

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

As of June 30, 2016, there was approximately $288.9 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2016	$82.6
2017	124.9
2018	67.4
2019	14.0
Total	$288.9

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2016 through June 30, 2016 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	23,128,228	$14.61
Granted	13,856,982	13.45
Vested	(7,008,697)	16.57
Forfeited	(1,178,924)	14.71
Balance, June 30, 2016	28,797,589	$13.57

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.3 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2016	5,129,522
April 1, 2017	8,488,191
October 1, 2017	2,284,387
April 1, 2018	7,244,190
October 1, 2018	1,889,826
April 1, 2019	3,322,575
October 1, 2019	438,898
28,797,589

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
As of June 30, 2016, there was approximately $60.8 million of estimated unrecognized compensation expense related to unvested Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2016	$13.2
2017	26.2
2018	12.5
2019	6.6
2020	2.3
Total	$60.8

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

As of June 30, 2016, there was approximately $3.3 million of estimated unrecognized expense related to unvested Other Exchangeable Securities.  That cost is expected to be recognized by October 1, 2016.

A summary of the status of unvested Other Exchangeable Securities from January 1, 2016 through June 30, 2016 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	847,989	$17.28
Vested	(19,177)	13.86
Forfeited	—	—
Balance, June 30, 2016	828,812	$17.36

All remaining Other Exchangeable Securities are expected to vest on October 1, 2016.

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

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	June 30, 2016	December 31, 2015
Amounts due from portfolio companies	$45,537	$46,716
Amounts due from unconsolidated investment funds	247,535	74,409
Amounts due from related entities	16,553	18,658
Due from Affiliates	$309,625	$139,783

Due to Affiliates consists of:

	June 30, 2016	December 31, 2015
Amounts due to KKR Holdings in connection with the tax receivable agreement	$128,666	$127,962
Amounts due to unconsolidated investment funds	283,049	—
Amounts due to related entities	685	16,845
Due to Affiliates	$412,400	$144,807

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

Public Markets

KKR operates and reports its combined credit and hedge funds businesses through the Public Markets segment. KKR’s credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investment funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments, and revolving credit investments. KKR’s Public Markets segment also includes its hedge funds business that offers a variety of investment strategies, including customized hedge fund portfolios and hedge fund-of-fund solutions and strategic partnerships comprised of minority stakes in other hedge fund managers.

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

Modification of Segment Information

As of December 31, 2015, KKR’s management reevaluated the manner in which it made operational and resource deployment decisions and assessed the overall performance of each of KKR’s operating segments. As a result, as of December 31, 2015, KKR modified the presentation of its segment financial information relative to the presentation in prior periods. In addition, since becoming a public company, KKR's Principal Activities assets have grown in significance and are a meaningful contributor to its financial results.

In connection with these modifications, segment information for the three and six months ended June 30, 2015 has been presented in conformity with KKR’s current segment presentation. Consequently, this information will not be consistent with historical segment financial results previously reported. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

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

Allocations of Corporate Overhead

As of December 31, 2015, corporate expenses are allocated to each of the Private Markets, Public Markets, Capital Markets and Principal Activities segments based on the proportion of revenues earned by each segment over the preceding four calendar years. In KKR's segment presentation reported prior to December 31, 2015, all corporate expenses were allocated to the Private Markets segment.

In connection with these modifications, segment information for the three and six months ended June 30, 2015 has been presented in conformity with KKR’s current segment presentation. Consequently, this information will not be consistent with historical segment financial results reported prior to December 31, 2015. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Three Months Ended June 30, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$118,783	$84,834	$—	$—	$203,617
Monitoring Fees	28,998	—	—	—	28,998
Transaction Fees	23,400	5,888	39,276	—	68,564
Fee Credits	(33,319)	(5,754)	—	—	(39,073)
Total Management, Monitoring and Transaction Fees, Net	137,862	84,968	39,276	—	262,106

Performance Income (Loss)
Realized Incentive Fees	—	4,645	—	—	4,645
Realized Carried Interest	305,275	—	—	—	305,275
Unrealized Carried Interest	9,974	8,724	—	—	18,698
Total Performance Income (Loss)	315,249	13,369	—	—	328,618

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	224,699	224,699
Net Unrealized Gains (Losses)	—	—	—	(297,448)	(297,448)
Total Realized and Unrealized	—	—	—	(72,749)	(72,749)
Interest Income and Dividends	—	—	—	74,451	74,451
Interest Expense	—	—	—	(48,447)	(48,447)
Net Interest and Dividends	—	—	—	26,004	26,004
Total Investment Income (Loss)	—	—	—	(46,745)	(46,745)

Total Segment Revenues	453,111	98,337	39,276	(46,745)	543,979

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	45,675	20,117	7,403	23,695	96,890
Realized Performance Income Compensation	122,110	1,858	—	—	123,968
Unrealized Performance Income Compensation	5,035	3,490	—	—	8,525
Total Compensation and Benefits	172,820	25,465	7,403	23,695	229,383
Occupancy and Related Charges	9,039	2,007	943	3,670	15,659
Other Operating Expenses	26,009	9,930	3,222	10,372	49,533
Total Segment Expenses	207,868	37,402	11,568	37,737	294,575

Income (Loss) attributable to noncontrolling interests	—	—	575	—	575

Economic Net Income (Loss)	$245,243	$60,935	$27,133	$(84,482)	$248,829

Total Assets	$1,792,584	$1,165,388	$321,000	$9,744,199	$13,023,171

	As of and for the Three Months Ended June 30, 2015
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$115,346	$66,055	$—	$—	$181,401
Monitoring Fees	47,713	—	—	—	47,713
Transaction Fees	40,321	3,873	48,757	—	92,951
Fee Credits	(53,286)	(3,172)	—	—	(56,458)
Total Management, Monitoring and Transaction Fees, Net	150,094	66,756	48,757	—	265,607

Performance Income (Loss)
Realized Incentive Fees	—	5,893	—	—	5,893
Realized Carried Interest	243,274	8,953	—	—	252,227
Unrealized Carried Interest	312,379	27,987	—	—	340,366
Total Performance Income (Loss)	555,653	42,833	—	—	598,486

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	176,260	176,260
Net Unrealized Gains (Losses)	—	—	—	131,984	131,984
Total Realized and Unrealized	—	—	—	308,244	308,244
Interest Income and Dividends	—	—	—	127,878	127,878
Interest Expense	—	—	—	(52,472)	(52,472)
Net Interest and Dividends	—	—	—	75,406	75,406
Total Investment Income (Loss)	—	—	—	383,650	383,650

Total Segment Revenues	705,747	109,589	48,757	383,650	1,247,743

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	44,273	16,302	10,039	25,900	96,514
Realized Performance Income Compensation	97,310	5,938	—	—	103,248
Unrealized Performance Income Compensation	125,371	11,195	—	—	136,566
Total Compensation and Benefits	266,954	33,435	10,039	25,900	336,328
Occupancy and Related Charges	8,405	2,307	646	4,117	15,475
Other Operating Expenses	25,908	10,508	3,573	11,624	51,613
Total Segment Expenses	301,267	46,250	14,258	41,641	403,416

Income (Loss) attributable to noncontrolling interests	143	478	3,762	—	4,383

Economic Net Income (Loss)	$404,337	$62,861	$30,737	$342,009	$839,944

Total Assets	$1,970,392	$607,704	$253,246	$11,543,531	$14,374,873

	As of and for the Six Months Ended June 30, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$236,581	$161,636	$—	$—	$398,217
Monitoring Fees	41,035	—	—	—	41,035
Transaction Fees	60,798	7,020	96,831	—	164,649
Fee Credits	(55,915)	(5,965)	—	—	(61,880)
Total Management, Monitoring and Transaction Fees, Net	282,499	162,691	96,831	—	542,021

Performance Income (Loss)
Realized Incentive Fees	—	6,238	—	—	6,238
Realized Carried Interest	398,725	3,838	—	—	402,563
Unrealized Carried Interest	(184,725)	(20,382)	—	—	(205,107)
Total Performance Income (Loss)	214,000	(10,306)	—	—	203,694

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	200,516	200,516
Net Unrealized Gains (Losses)	—	—	—	(862,439)	(862,439)
Total Realized and Unrealized	—	—	—	(661,923)	(661,923)
Interest Income and Dividends	—	—	—	182,571	182,571
Interest Expense	—	—	—	(96,991)	(96,991)
Net Interest and Dividends	—	—	—	85,580	85,580
Total Investment Income (Loss)	—	—	—	(576,343)	(576,343)

Total Segment Revenues	496,499	152,385	96,831	(576,343)	169,372

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	94,642	39,171	15,571	48,405	197,789
Realized Performance Income Compensation	159,490	4,030	—	—	163,520
Unrealized Performance Income Compensation	(69,965)	(8,152)	—	—	(78,117)
Total Compensation and Benefits	184,167	35,049	15,571	48,405	283,192
Occupancy and Related Charges	17,964	4,682	1,571	7,392	31,609
Other Operating Expenses	63,135	19,208	7,318	21,758	111,419
Total Segment Expenses	265,266	58,939	24,460	77,555	426,220

Income (Loss) attributable to noncontrolling interests	—	—	1,242	—	1,242

Economic Net Income (Loss)	$231,233	$93,446	$71,129	$(653,898)	$(258,090)

Total Assets	$1,792,584	$1,165,388	$321,000	$9,744,199	$13,023,171

	As of and for the Six Months Ended June 30, 2015
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$224,622	$130,559	$—	$—	$355,181
Monitoring Fees	145,551	—	—	—	145,551
Transaction Fees	86,920	17,303	92,014	—	196,237
Fee Credits	(123,192)	(13,760)	—	—	(136,952)
Total Management, Monitoring and Transaction Fees, Net	333,901	134,102	92,014	—	560,017

Performance Income (Loss)
Realized Incentive Fees	—	11,558	—	—	11,558
Realized Carried Interest	545,699	8,953	—	—	554,652
Unrealized Carried Interest	439,316	40,334	—	—	479,650
Total Performance Income (Loss)	985,015	60,845	—	—	1,045,860

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	356,927	356,927
Net Unrealized Gains (Losses)	—	—	—	121,263	121,263
Total Realized and Unrealized	—	—	—	478,190	478,190
Interest Income and Dividends	—	—	—	224,311	224,311
Interest Expense	—	—	—	(98,230)	(98,230)
Net Interest and Dividends	—	—	—	126,081	126,081
Total Investment Income (Loss)	—	—	—	604,271	604,271

Total Segment Revenues	1,318,916	194,947	92,014	604,271	2,210,148

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	96,398	33,295	18,891	52,692	201,276
Realized Performance Income Compensation	218,280	8,203	—	—	226,483
Unrealized Performance Income Compensation	176,064	16,133	—	—	192,197
Total Compensation and Benefits	490,742	57,631	18,891	52,692	619,956
Occupancy and Related Charges	16,136	4,785	1,282	8,068	30,271
Other Operating Expenses	57,480	22,546	7,079	25,454	112,559
Total Segment Expenses	564,358	84,962	27,252	86,214	762,786

Income (Loss) attributable to noncontrolling interests	862	653	6,490	—	8,005

Economic Net Income (Loss)	$753,696	$109,332	$58,272	$518,057	$1,439,357

Total Assets	$1,970,392	$607,704	$253,246	$11,543,531	$14,374,873

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP:

Fees

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total Segment Revenues	$543,979	$1,247,743	$169,372	$2,210,148
Management fees relating to consolidated funds and other entities	(44,048)	(129,864)	(82,318)	(255,439)
Fee credits relating to consolidated funds	1,921	53,738	2,349	126,687
Net realized and unrealized carried interest - consolidated funds	(19,186)	(592,593)	(9,625)	(1,034,302)
Total investment income (loss)	46,745	(383,650)	576,343	(604,271)
Revenue earned by oil & gas producing entities	18,225	35,700	31,786	60,644
Reimbursable expenses	18,638	17,542	34,519	27,320
Other	10,483	7,258	17,136	16,432
Fees and Other	$576,757	$255,874	$739,562	$547,219

Expenses

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total Segment Expenses	$294,575	$403,416	$426,220	$762,786
Equity based compensation	60,657	69,478	124,480	146,028
Reimbursable expenses	30,525	26,547	54,632	46,406
Operating expenses relating to consolidated funds, CFEs and other entities	21,281	11,082	64,952	22,052
Expenses incurred by oil & gas producing entities	20,392	26,053	38,218	47,131
Intangible amortization, acquisition, and litigation	(3,865)	6,051	13,528	21,522
Other	(347)	11,550	9,511	23,285
Total Expenses	$423,218	$554,177	$731,541	$1,069,210

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Economic net income (loss)	$248,829	$839,944	$(258,090)	$1,439,357
Income tax	(6,045)	(30,547)	(7,935)	(46,685)
Amortization of intangibles and other, net (1)	(9,144)	(37,910)	(38,026)	(35,120)
Equity based compensation	(60,657)	(69,478)	(124,480)	(146,028)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	(73,400)	(325,703)	198,175	(564,711)
Preferred Distribution	(5,693)	—	(5,693)	—
Net income (loss) Attributable to KKR & Co. L.P. Common Unitholders	$93,890	$376,306	$(236,049)	$646,813

(1) Other primarily represents the statement of operations impact of the accounting convention differences for (i) direct interests in oil & natural gas properties outside of investment funds and (ii) certain interests in consolidated CLOs and other entities. On a segment basis, direct interests in oil & natural gas properties outside of investment funds are carried at fair value with changes in fair value recorded in Economic Net Income (Loss) and certain interests in consolidated CLOs and other entities are carried at cost. See Note 2 "Summary of Significant Accounting Policies" for the GAAP accounting for these direct interests in oil and natural gas producing properties outside investment funds and interests in consolidated CLOs and other entities.

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

Assets

	As of June 30, 2016	As of June 30, 2015
Total Segment Assets	$13,023,171	$14,374,873
Impact of Consolidation of Investment Vehicles and Other Entities (1)	23,086,165	55,791,356
Carry Pool Reclassification from Liabilities	1,107,578	1,280,854
Impact of KKR Management Holdings Corp.	289,957	246,614
Total Assets	$37,506,871	$71,693,697

(1) Includes accounting basis difference for oil & natural gas properties of $39,430 and $58,343 as of June 30, 2016 and June 30, 2015, respectively.

15. EQUITY

Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units.  Under this common unit repurchase program, common units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise.  The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units.  The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. See Condensed Consolidated Statements of Changes in Equity for the amount of common units repurchased during the six months ended June 30, 2016.

Preferred Units

On March 17, 2016, KKR & Co. L.P. issued 13,800,000 units of 6.75% Series A Preferred Units and on June 20, 2016, KKR issued 6,200,000 units of 6.50% Series B Preferred Units, in each case, in an underwritten public offering. The Series A Preferred Units and Series B Preferred Units trade on the NYSE under the symbols "KKR PR A" and "KKR PRA B", respectively. The terms of the preferred units are set forth in the limited partnership agreement of KKR & Co. L.P.

If declared, distributions on the preferred units are payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate per annum equal to 6.75%, in the case of the Series A Preferred Units, and 6.50% in the case of the Series B Preferred Units. Distributions on the preferred units are discretionary and non-cumulative. Holders of preferred units will only receive distributions on such units when, as and if declared by the board of directors of the general partner of KKR & Co. L.P. We have no obligation to declare or pay any distribution for any distribution period, whether or not distributions on any series of preferred units are declared or paid for any other distribution period.

Unless distributions have been declared and paid (or declared and set apart for payment) on the preferred units for a quarterly distribution period, we may not declare or pay distributions on, or repurchase, any units of KKR & Co. L.P. that are junior to the preferred units, including our common units, during such distribution period. A distribution period begins on a distribution payment date and extends to, but excludes, the next distribution payment date. See Note 19 "Subsequent Events" for a discussion of the distributions declared on the Series A and Series B Preferred Units.

If KKR & Co. L.P. dissolves, then the holders of the Series A Preferred Units and Series B Preferred Units are entitled to receive payment of a $25.00 liquidation preference per preferred unit, plus declared and unpaid distributions, if any, to the extent that we have sufficient gross income (excluding any gross income attributable to the sale or exchange of capital assets) such that holders of such preferred units have capital account balances equal to such liquidation preference, plus declared and unpaid distributions, if any.

The Series A and Series B Preferred Units do not have a maturity date. However, the Series A Preferred Units may be redeemed at our option, in whole or in part, at any time on or after June 15, 2021, at a price of $25.00 per Series A Preferred Unit, plus declared and unpaid distributions, if any. The Series B Preferred Units may be redeemed at our option, in whole or in part, at any time on or after September 15, 2021, at a price of $25.00 per Series B Preferred Unit, plus declared and unpaid distributions, if any.  Holders of preferred units have no right to require the redemption of such units.

If a certain change of control event with a ratings downgrade occurs prior to June 15, 2021, the Series A Preferred Units may be redeemed at our option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per Series A Preferred Unit, plus declared and unpaid distributions, if any. If a certain change of control event with a ratings downgrade occurs prior to September 15, 2021, the Series B Preferred Units may be redeemed at our option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per Series B Preferred Unit, plus declared and unpaid distributions, if any. If such a change of control event occurs (whether before, on or after June 15, 2021, in the case of the Series A Preferred Units and September 15, 2021, in the case of the Series B Preferred Units) and we do not give such notice, the distribution rate per annum on the applicable series of preferred units will increase by 5.00%, beginning on the 31st day following such change of control event.

The Series A and Series B Preferred Units are not convertible into common units of KKR & Co. L.P. and have no voting rights, except that holders of preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to declare and pay distributions, certain amendments to the terms of the preferred units, and the creation of preferred units that are senior to the Series A Preferred Units and Series B Preferred Units.

In connection with the issuance of the preferred units, the KKR Group Partnerships issued for the benefit of KKR & Co. L.P. two series of preferred units with economic terms that mirror those of each series of preferred units.

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma Capital Partners LP and its affiliates ("Prisma") represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. The carrying value of goodwill was $89.0 million as of June 30, 2016 and December 31, 2015, and is recorded within Other Assets on the condensed consolidated statements of financial condition. Goodwill has been allocated entirely to the Public Markets segment. As of June 30, 2016, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 8 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	As of
	June 30, 2016	December 31, 2015
Finite-Lived Intangible Assets	$284,766	$284,766
Accumulated Amortization (includes foreign exchange)	(120,532)	(107,779)
Intangible Assets, Net	$164,234	$176,987

Changes in Intangible Assets, Net consists of the following:

Six Months Ended June 30, 2016
Balance, Beginning of Period	$176,987
Amortization Expense	(13,533)
Foreign Exchange	780
Balance, End of Period	$164,234

17. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects as of June 30, 2016.

Investment Commitments

As of June 30, 2016, KKR had unfunded commitments consisting of (i) $2,621.9 million to its active private equity and other investment vehicles and (ii) $148.2 million in connection with commitments by KKR’s capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions LLC and (iv) other investment commitments of $87.7 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of June 30, 2016, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2016 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,429.8 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, KKR's potential exposure has been reduced to $155.2 million as of June 30, 2016. Using valuations as of June 30, 2016, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

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

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At June 30, 2016, approximately $141.7 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

19. SUBSEQUENT EVENTS

Common Unit Distribution

A distribution of $0.16 per KKR & Co. L.P. common unit was announced on July 26, 2016, and will be paid on August 19, 2016 to unitholders of record as of the close of business on August 5, 2016. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Preferred Unit Distribution

A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on September 15, 2016 to holders of record of Series A Preferred Units as of the close of business on September 1, 2016. A distribution of $0.383681 per Series B Preferred Unit has been declared and set aside for payment on September 15, 2016 to holders of record of Series B Preferred Units as of the close of business on September 1, 2016. The first distribution on the Series B Preferred Units is calculated based on the date of the original issuance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. L.P., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016 (our "Annual Report"), including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KKR. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors" in this report, our Annual Report and other quarterly reports. Actual results may differ materially from those contained in any forward looking statements.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 270 private equity investments in portfolio companies with a total transaction value in excess of $525 billion as of June 30, 2016. We have grown our firm by expanding our geographical presence and building businesses in areas, such as credit, special situations, hedge funds, collateralized loan obligations (“CLOs”), capital markets, infrastructure, energy and real estate. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
As a global investment firm, we earn management, monitoring, transaction, incentive fees and carried interest for providing investment management, monitoring and other services to our funds, vehicles, CLOs, managed accounts and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income from investing our own capital alongside that of our fund investors, from other assets on our balance sheet and from the carried interest we receive from our funds and certain of our other investment vehicles. A carried interest entitles the sponsor of a fund to a specified percentage of investment gains that are generated on third-party capital that is invested and in many cases, after a performance hurdle is achieved.
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants and senior advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of June 30, 2016, approximately 70% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of June 30, 2016, the segment had $75.4 billion of AUM and FPAUM of $46.0 billion, consisting of $34.7 billion in private equity and $11.3 billion in real assets (including infrastructure, energy and real estate) and other strategies. Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of June 30, 2016 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after June 30, 2016.

	Investment Period (1)		Amount ($ in millions)
	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity Funds
Americas Fund XII	(4)	(4)	$10,553.6	$10,553.6	9.5%	$—	$—	$—	$—
European Fund IV (5)	12/2014	12/2020	$3,504.6	$2,384.9	5.7%	1,125.6	—	1,125.6	1,100.2
Asian Fund II (5)	4/2013	4/2019	5,825.0	3,114.6	1.3%	3,464.3	753.9	2,710.2	4,489.1
North America Fund XI (5)	9/2012	9/2018	8,718.4	3,279.6	2.9%	6,419.0	2,401.5	4,746.9	7,142.3
China Growth Fund	11/2010	11/2016	1,010.0	252.1	1.0%	757.9	283.4	599.9	800.4
E2 Investors (Annex Fund)	8/2009	11/2013	195.8	—	4.9%	195.8	195.7	18.1	12.7
European Fund III	3/2008	3/2014	6,135.9	826.2	4.6%	5,309.7	4,819.8	3,017.2	4,486.4
Asian Fund	7/2007	4/2013	3,983.3	117.1	2.5%	3,866.2	5,728.6	1,760.1	2,524.2
2006 Fund	9/2006	9/2012	17,642.2	466.3	2.1%	17,175.9	19,844.8	7,401.1	11,300.1
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	7,090.6	452.3	1,484.3
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	13,104.4	479.8	889.3
European Fund	12/1999	12/2005	3,085.4	—	3.2%	3,085.4	8,757.7	—	—
Total Private Equity Funds			72,405.0	20,994.4		53,150.6	62,980.4	22,311.2	34,229.0

Co-Investment Vehicles and Other (5)	Various	Various	7,418.2	3,473.1	Various	4,056.8	2,722.4	2,949.6	3,668.9

Total Private Equity			79,823.2	24,467.5		57,207.4	65,702.8	25,260.8	37,897.9

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,013.4	12.8%	960.8	174.5	857.3	598.3
Natural Resources Fund	Various	Various	887.4	2.9	Various	884.5	96.6	804.0	166.6
Global Energy Opportunities (5)	Various	Various	1,071.4	808.6	Various	334.1	61.6	189.7	210.3
Global Infrastructure Investors (5)	9/2011	10/2014	1,040.0	76.0	4.8%	991.9	336.9	796.9	1,026.8
Global Infrastructure Investors II(5)	10/2014	10/2020	3,035.2	2,388.2	4.1%	651.1	8.9	649.8	670.1
Real Estate Partners Americas (5)	5/2013	12/2016	1,229.1	553.0	16.3%	852.5	361.3	675.7	793.0
Real Estate Partners Europe (5)	9/2015	6/2020	705.0	705.0	9.5%	—	—	—	10.3
Co-Investment Vehicles and Other	Various	Various	1,672.7	542.7	Various	1,130.0	419.6	1,130.0	1,484.9

Real Assets			$11,615.0	$6,089.8		$5,804.9	$1,459.4	$5,103.4	$4,960.3

Unallocated Commitments			616.0	616.0	Various	—	—	—	—

Private Markets Total			$92,054.2	$31,173.3		$63,012.3	$67,162.2	$30,364.2	$42,858.2

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on June 30, 2016, in the case of uncalled commitments.

(3)
The remaining cost represents the initial investment of the general partner and limited partners, with the limited partners’ investment reduced for any return of capital and realized gains from which the general partner did not receive a carried interest.

(4)	The commencement date for Americas Fund XII will be upon the end date of North America Fund XI. The end date for Americas Fund XII will be up to six years from the commencement date.

(5)	The “Invested” and “Realized” columns include the amounts of any realized investments that restored the unused capital commitments of the fund investors.

The tables below present information as of June 30, 2016 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income including dividends that has been distributed by the relevant fund. This data does not reflect additional capital raised since June 30, 2016 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	13,104.4	889.3	13,993.7	22.1%	16.2%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8	7,090.6	1,484.3	8,574.9	6.2%	4.6%	1.5
2006 Fund (2006)	17,642.2	17,175.9	19,844.8	11,300.1	31,144.9	11.0%	8.4%	1.8
Asian Fund (2007)	3,983.3	3,866.2	5,728.6	2,524.2	8,252.8	19.0%	13.8%	2.1
European Fund III (2008) (2)	6,135.9	5,309.7	4,819.8	4,486.4	9,306.2	16.1%	10.5%	1.8
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	195.7	12.7	208.4	1.8%	1.2%	1.1
China Growth Fund (2010)	1,010.0	757.9	283.4	800.4	1,083.8	14.3%	7.6%	1.4
Natural Resources Fund (2010)	887.4	884.5	96.6	166.6	263.2	(42.8)%	(45.5)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.0	991.9	336.9	1,026.8	1,363.7	12.2%	10.4%	1.4
North America Fund XI (2012)	8,718.4	6,419.0	2,401.5	7,142.3	9,543.8	23.1%	17.0%	1.5
Asian Fund II (2013)	5,825.0	3,464.3	753.9	4,489.1	5,243.0	36.2%	24.8%	1.5
Real Estate Partners Americas (2013)	1,229.1	852.5	361.3	793.0	1,154.3	24.4%	18.2%	1.4
Energy Income and Growth Fund (2013)	1,974.2	960.8	174.5	598.3	772.8	(17.6)%	(20.9)%	0.8
Global Infrastructure Investors II (2014) (2) (3)	3,035.2	651.1	8.9	670.1	679.0	N/A	N/A	N/A
European Fund IV (2014) (2) (3)	3,504.6	1,125.6	—	1,100.2	1,100.2	N/A	N/A	N/A
Real Estate Partners Europe (2015) (2) (3)	705.0	—	—	10.3	10.3	N/A	N/A	N/A
Subtotal - Included Funds	70,722.3	57,491.4	63,958.6	37,494.1	101,452.7	15.2%	11.0%	1.8

All Funds	$87,196.8	$73,965.9	$114,227.9	$37,494.1	$151,722.0	25.6%	20.0%	2.1

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	5,599.4	13,104.4	730.3	13,834.7	24.8%	19.3%	2.5
European Fund II (2005) (2)	5,750.8	5,245.4	7,090.6	1,484.3	8,574.9	7.7%	6.6%	1.6
2006 Fund (2006)	17,642.2	11,864.5	19,844.8	7,829.8	27,674.6	15.8%	13.7%	2.3
Asian Fund (2007)	3,983.3	3,060.6	5,728.6	1,919.3	7,647.9	22.1%	19.0%	2.5
European Fund III (2008) (2)	6,135.9	2,800.2	4,819.8	1,589.7	6,409.5	23.3%	19.9%	2.3
E2 Investors (Annex Fund) (2009) (2)	195.8	94.8	195.7	—	195.7	19.8%	19.8%	2.1
China Growth Fund (2010)	1,010.0	398.3	283.4	397.4	680.8	18.3%	16.9%	1.7
Natural Resources Fund (2010)	887.4	884.6	96.6	166.6	263.2	(42.8)%	(45.5)%	0.3
Global Infrastructure Investors (2011) (2)	1,040.0	882.9	336.9	844.4	1,181.3	10.5%	10.6%	1.3
North America Fund XI (2012)	8,718.4	3,008.9	2,401.5	3,095.1	5,496.6	37.1%	35.9%	1.8
Asian Fund II (2013)	5,825.0	1,977.7	753.9	2,556.5	3,310.4	39.3%	39.3%	1.7
Real Estate Partners Americas (2013)	1,229.1	568.9	361.3	461.4	822.7	27.5%	25.1%	1.4
Energy Income and Growth Fund (2013)	1,974.2	984.4	174.4	598.4	772.8	(16.9)%	(16.9)%	0.8
Global Infrastructure Investors II (2014) (2)(3)(4)	3,035.2	—	—	—	—	—	—	—
European Fund IV (2014) (2) (3) (4)	3,504.6	—	—	—	—	—	—	—
Real Estate Partners Europe (2015) (2) (3) (4)	705.0	—	—	—	—	—	—	—
Subtotal - Included Funds	70,722.3	40,456.0	63,949.6	21,673.2	85,622.8	18.8%	15.7%	2.1

All Realized/Partially Realized Investments	$87,196.8	$56,930.5	$114,218.9	$21,673.2	$135,892.1	25.8%	20.8%	2.4

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors, Global Infrastructure Investors II and Real Estate Partners Europe include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,626.1 million, €30.0 million, €243.8 million and €276.6 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2016 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 24 months prior to June 30, 2016. None of the Global Infrastructure Investors II, European Fund IV or Real Estate Partners Europe have invested for at least 24 months as of June 30, 2016. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
An investment is considered partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have not invested for at least 24 months prior to June 30, 2016. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including business development companies or BDCs, undertakings for collective investment in transferable securities or UCITS, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments and revolving credit investments. The funds, accounts, registered investment companies and CLOs in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC‑registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK), regulated by the United Kingdom Financial Conduct Authority, or FCA. KKR Credit Advisors (Ireland) and KKR Credit Advisors (UK) (formerly known collectively as Avoca Capital) were acquired by KKR on February 19, 2014. Our Public Markets segment also includes our hedge funds business that offers a variety of investment strategies including customized hedge fund portfolios and hedge fund‑of‑fund solutions. The funds and accounts in our hedge fund business are managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC‑registered investment adviser. Through our Public Markets segment, we also have developed strategic partnerships by acquiring minority stakes in other hedge fund managers.
We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of June 30, 2016, this segment had $55.6 billion of AUM, comprised of $19.2 billion of assets managed in our leveraged credit strategies, $15.7 billion of assets managed in our alternative credit strategies, $10.2 billion of assets managed in our hedge fund solutions strategies, $9.7 billion of assets managed by our strategic partnerships and $0.8 billion of assets managed in other strategies. Our alternative credit investments include $2.2 billion of assets managed in our mezzanine strategy, $5.7 billion of assets managed in our direct lending strategy, $6.9 billion of assets managed in our special situations strategies, $0.6 billion of assets managed in our revolving credit strategy and $0.3 billion of assets managed in other credit strategies.
Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	8.09%	7.44%	65% S&P/ LSTA, 35% BoAML HY Master II Index (2)	6.15%
Opportunistic Credit (3)	May 2008	12.72%	10.73%	BoAML HY Master II Index (3)	7.69%
Bank Loans	Apr 2011	4.85%	4.22%	S&P/ LSTA Loan Index (4)	3.64%
High Yield	Apr 2011	6.32%	5.74%	BoAML HY Master II Index (5)	5.62%
Bank Loans Conservative	Apr 2011	4.60%	3.97%	S&P/ LSTA BB-B Loan Index (6)	3.81%
European Leveraged Loans (7)	Sep 2009	5.73%	5.20%	CS Inst West European Leveraged Loan Index (8)	4.86%
High Yield Conservative	Apr 2011	6.23%	5.66%	BoAML HY BB-B Constrained	5.80%
European Credit Opportunities	Sept 2007	9.66%	8.79%	S&P LSTA European Leveraged Loans (All Loans)	5.22%

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

(3)
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

(7)	The returns presented are calculated based on local currency.

(8)
Performance is based on a composite of portfolios that primarily invest in higher quality leveraged loans. The Benchmark used for purposes of comparison for the European Senior Loans strategy is based on the CS Inst West European Leveraged Loan Index.

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds. The following table presents information regarding our Public Markets alternative credit funds where investors are subject to capital commitments from inception to June 30, 2016. Some of our alternative credit funds have begun investing for less than 24 months, and thus their performance is not included below. Past performance is no guarantee of future results.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested*	Realized*	Unrealized	Total Value	Gross IRR**	Net IRR**	Multiple of Invested Capital***
($ in Millions)
Special Situations Fund	Dec-12	$2,274.3	$2,208.4	$483.9	$2,054.3	$2,538.2	7.5%	5.1%	1.1
Special Situations Fund II	Dec-14	3,347.9	740.9	—	486.0	486.0	N/A	N/A	N/A
Mezzanine Partners	Mar-10	1,022.8	886.1	712.4	476.6	1,189.0	12.6%	8.0%	1.3
Private Credit Opportunities Partners II	Dec-15	350.0	—	—	0.9	0.9	N/A	N/A	N/A
Lending Partners	Dec-11	460.2	399.1	216.2	285.6	501.8	8.9%	7.4%	1.3
Lending Partners II	Jun-14	1,335.9	458.7	78.5	486.0	564.5	15.4%	12.9%	1.2
Lending Partners Europe	Mar-15	847.6	127.2	—	148.3	148.3	N/A	N/A	N/A
Revolving Credit Partners	May-15	510.0	—	9.0	(8.3)	0.7	N/A	N/A	N/A
All Funds		$10,148.7	$4,820.4	$1,500.0	$3,929.4	$5,429.4

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

For the period beginning in June 2004 through June 30, 2016, our hedge fund-of-funds low volatility strategy, which consists of the majority of our hedge fund-of-funds AUM and FPAUM, generated a gross annualized return of 6.3%. As of June 30, 2016, our hedge fund-of-funds accounted for $10.2 billion of AUM.
The table below presents information as of June 30, 2016 relating to our Public Markets vehicles:

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$8,528	$7,915	0.35%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	9,208	9,208	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	17,736	17,123

Alternative Credit (3)	13,807	7,920	0.50%-1.75% (4)	10.00-20.00%	7.00-12.00%	8-15 Years (2)
Hedge Fund Solutions	10,231	9,677	0.50%-1.50%	Various (1)	Various (1)	Subject to redemptions
Strategic Partnerships (5)	9,677	9,677	0.75%-2.00%	Various	Various	Subject to redemptions
Corporate Capital Trust (6)	4,183	4,183	1.00%	10.00%	7.00%	7 years (5)
Total	$55,634	$48,580

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

(2)
Duration of capital is measured from inception. Inception dates for CLOs were between 2004 and 2015 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2015.

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

The chart below presents the holdings of our Principal Activities segment by asset class as of June 30, 2016.

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

Business Environment

Market Conditions
Global Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably and our ability to make new investments. According to Bloomberg as of July 2016, real GDP in the U.S. is estimated to have increased at a seasonally adjusted annualized rate of 2.5% quarter over quarter in the second quarter of 2016 following an increase of 1.1% in the first quarter of 2016. According to the Bureau of Labor Statistics, the U.S. unemployment rate was 4.9% as of June 30, 2016, down slightly from 5.0% as of March 31, 2016. For the quarter ended June 30, 2016, Bloomberg estimates Euro Area real GDP growth was 0.3% on a quarter-over-quarter basis, compared to actual quarter-over-quarter growth of 0.6% in the first quarter of 2016. On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. The referendum has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the depreciation of many foreign currencies against the U.S. dollar. In addition, continuing controversy and uncertainty surrounding key issues such as immigration, austerity, and globalization and European Union exit risk surrounding Greece continue to impair economic growth in the region and lead to financial market volatility. The United Kingdom's decision to withdraw from the European Union and the European Union's inability to resolve other key issues could have adverse repercussions across financial markets, which could adversely affect valuations of our investments. On a quarter-over-quarter, seasonally adjusted basis, China’s National Bureau of Statistics indicated that real GDP grew 1.8% in the second quarter of 2016, more than the 1.2% reported for the first quarter of 2016. Any future slowdown in China's growth could adversely impact the value of our investments in China. Furthermore, slowing Chinese growth could create dislocations in the global economy, particularly in other emerging markets where weaker Chinese demand for imported commodities and finished goods could impact economic growth. In addition, the sharp correction and high volatility in China's stock market coupled with the devaluation of the Chinese yuan may adversely impact the value of our investments in China and make it more difficult to access capital in those markets. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition,” in this report and our Annual Report.

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

Most of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended June 30, 2016, global equity markets were positive, with the S&P 500 Index up 2.5% and the MSCI World Index up 1.2% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, ended at 15.6 as of June 30, 2016, increasing from 14.0 as of March 31, 2016. For a further discussion of our valuation methods, see “Risk Factors-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” in our Annual Report and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Many of our investments are in credit instruments, and our funds and their portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit assets such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of such losses. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit investments, increased credit spreads lead to a reduction in the value of these investments, if not offset by hedging or other factors. Within credit markets, spreads tightened during the quarter ended June 30, 2016 but remain significantly above levels a year ago. Low interest rates related to monetary stimulus and economic stagnation also has negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies may cause the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas such as the Eurozone and Japan, which have ongoing central bank quantitative easing campaigns and comparatively low interest rates relative to the Unites States, could potentially endure further currency volatility and weakness relative to the U.S. dollar

The subinvestment grade credit indices rose during the quarter ended June 30, 2016, with the S&P/LSTA Leveraged Loan Index up 2.9% and the BoAML HY Master II Index up 5.9%. In the quarter ended June 30, 2016, global government bond yields fell as the Bank of Japan continued its policy of negative interest rates and the U.S. Federal Reserve declined to raise the Federal Funds rate further following an initial rate hike in December 2015. For the quarter ended June 30, 2016, 10-year government bond yields fell 30 basis points in the United States, 28 basis points in Germany, 19 basis points in Japan and one basis point in China. For further discussion of the impact of global credit markets on our financial condition and results of operations, see “Risk Factors - Risks Related to the Assets We Manage -Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income,” “- Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” and “- Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility, which has become more pronounced in recent quarters, can also affect our businesses which deal in cross‑border trade. The U.S. dollar has appreciated against a number of currencies over recent periods, which is likely to cause a decrease in the U.S. dollar value of our non‑U.S. investments to the extent unhedged and making the exports of U.S. based companies less competitive leading to a decline in revenues. While this may cause a decrease in the U.S. dollar values of our assets and portfolio companies outside the United States, we also expect it to create opportunities to invest at more attractive U.S. dollar prices in certain countries. For the quarter ended June 30, 2016, the euro fell 2.4% and the British pound fell 7.3% respectively, relative to the U.S. dollar with significant depreciation following the June 23, 2016, referendum in which voters in the United Kingdom approved an exit from the European Union. The depreciation of the British pound adversely effects the value of our pound denominated investments, to the extent unhedged and adversely effects the dollar equivalent revenues of portfolio companies with substantial pound denominated revenues. See “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition,” in this report and our Annual Report. In China, the potential for greater CNY depreciation remains a large source of uncertainty. The cumulative devaluation of the yuan since August 2015, which effectively makes Chinese exports cheaper and imports more expensive, may impact global trade substantially for the reasons discussed above. For additional information regarding our foreign exchange rate risk, see “Quantitative and Qualitative Disclosure About Market Risk - Exchange Rate Risk” in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments and certain of our Public Markets strategies and products, including direct lending, special situations and CLOs, have meaningful investments in the energy sector. The value of these investments are heavily influenced by the price of natural gas and oil, which have varied meaningfully over the course of the year. The long-term price of WTI crude and natural gas increased approximately 14% and 6%, respectively, during the quarter favorably impacting the value of our energy real assets. The long-term price of WTI crude oil increased from approximately $47 per barrel to $54 per barrel and the long-term price of natural gas increased from approximately $2.90 per mcf to $3.00 per mcf as of March 31, 2016 and June 30, 2016, respectively. However, commodity prices remain low compared to recent historical levels, and if they remain depressed or decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, due in part to holdings of direct energy assets on our balance sheet, which had a fair value of $0.5 billion as of June 30, 2016, these price movements have had an amplified impact on our financial results, as we directly bear the full extent of such losses. For additional information regarding our energy real assets, see “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies-Real Asset Investments” in this report and “Risk Factors - Risks Related to the Assets We Manage - Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report.

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

When an entity is consolidated, we reflect the assets, liabilities, fees, expenses, investment income, cash flows and other amounts of the consolidated entity on a gross basis (collectively, the "Accounts"). While the consolidation of a consolidated fund or entity does not have an effect on the amounts of Net Income Attributable to KKR or KKR's partners' capital that KKR reports, the consolidation does significantly impact the financial statement presentation under GAAP. This is due to the fact that the Accounts of the consolidated funds and entities are reflected on a gross basis while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the Accounts attributable to third parties are recorded are presented as noncontrolling interests on the consolidated statements of financial condition and net income attributable to noncontrolling interests on the consolidated statements of operations. In connection with the adoption of ASU 2015-02, and the resulting de-consolidation of most of our investment funds, KKR's financial statements under GAAP no longer reflect the Accounts of most of our investment funds and also reflect a significantly lower amount of noncontrolling interests and net income attributable to noncontrolling interests. Accordingly, the amounts associated with the individual financial statement captions may be substantially less than those presented in prior periods.

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

For a further discussion of our fee policies, see "Item 1. Condensed Consolidated Financial Statements (Unaudited)--Summary of Significant Accounting Policies."

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

Adjusted Units

Adjusted units are used as a measure of the total common equity ownership of KKR that is held by KKR & Co. L.P. (including equity awards issued under the KKR & Co. L.P. 2010 Equity Incentive Plan (the "Equity Incentive Plan"), but excluding preferred units), KKR Holdings and other holders of securities exchangeable into common units of KKR & Co. L.P. and represent the fully diluted common unit count using the if-converted method. We believe this measure is useful to unitholders as it provides an indication of the total common equity ownership of KKR as if all outstanding KKR Holdings units, equity awards issued under the Equity Incentive Plan and other exchangeable securities had been exchanged for common units of KKR & Co. L.P. The Series A and Series B Preferred Units are not exchangeable for common units of KKR & Co. L.P.

Adjusted Units Eligible for Distribution

Adjusted units eligible for distribution represents the portion of total adjusted units that is eligible to receive a distribution. We believe this measure is useful to unitholders as it provides insight into the calculation of amounts available for distribution on a per unit basis. Adjusted units eligible for distribution is used in the calculation of after-tax distributable earnings per unit.

After-Tax Distributable Earnings

After-tax distributable earnings is used by management as an operating measure of the earnings excluding mark-to-market gains (losses) of KKR. KKR believes this measure is useful to unitholders as it provides a supplemental measure to assess performance, excluding the impact of mark-to-market gains (losses). After-tax distributable earnings excludes certain realized investment losses to the extent unrealized losses on these investments were recognized prior to the combination with KPE on October 1, 2009. After-tax distributable earnings does not represent and is not used to calculate actual distributions under KKR’s current distribution policy. This metric was formerly called after-tax cash earnings.

The following table presents our after tax distributable earnings on common units for the three and six months ended June 30, 2016 and 2015 as described above. For a discussion of the components that drove the changes in our distributable earnings, see“—Segment Analysis.”

	Quarter Ended		Six Months Ended
($ in thousands except per unit data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues
Management, Monitoring and Transaction Fees, Net	$262,106	$265,607	$542,021	$560,017
Realized Performance Income (loss)	309,920	258,120	408,801	566,210
Realized Investment Income (loss)	250,703	251,666	286,096	483,008
Total Distributable Segment Revenues	822,729	775,393	1,236,918	1,609,235

Expenses
Cash Compensation and Benefits	96,890	96,514	197,789	201,276
Realized Performance Income Compensation	123,968	103,248	163,520	226,483
Occupancy and Related Charges	15,659	15,475	31,609	30,271
Other Operating Expenses	49,533	51,613	111,419	112,559
Total Distributable Segment Expenses	286,050	266,850	504,337	570,589

Distributable Earnings Before Noncontrolling Interests and Taxes	536,679	508,543	732,581	1,038,646

Less: Corporate and local income taxes paid	(22,819)	(38,908)	(49,322)	(77,713)
Less: Income attributable to segment noncontrolling interests	(575)	(4,383)	(1,242)	(8,005)
Less: Preferred Unit Distributions	(5,693)	—	(5,693)	—

After-tax Distributable Earnings	$507,592	$465,252	$676,324	$952,928

Adjusted Units Eligible for Distribution	808,716,988	820,963,434

Assets Under Management ("AUM")

Assets under management ("AUM") represent the assets managed by KKR or by its strategic partners from which KKR is entitled to receive fees or a carried interest (either currently or upon deployment of capital) and general partner capital. We believe this measure is useful to unitholders as it provides additional insight into KKR's capital raising activities and the overall activity in its investment funds and strategic partnerships. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or carried interest; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs (excluding CLOs wholly-owned by KKR); (v) KKR's pro-rata portion of the AUM managed by strategic partnerships in which KKR holds a minority ownership interest and (vi) the fair value of other assets managed by KKR, but excluding the fair value of certain investment vehicles that generate revenue only attributable to the Principal Activities segment. The pro-rata portion of the AUM managed by strategic partnerships is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, vehicles or accounts that it manages or calculated pursuant to any regulatory definitions.
Book Value
Book value is a measure of the net assets of KKR’s reportable segments and is used by management primarily in assessing the unrealized value of KKR’s investment portfolio, including carried interest. We believe this measure is useful to unitholders as it provides additional insight into the assets and liabilities of KKR excluding the assets and liabilities that are allocated to noncontrolling interest holders and to the holders of the Series A and Series B Preferred Units.

Capital Invested

Capital invested is the aggregate amount of capital that has been invested by KKR’s investment vehicles and is used as a measure of investment activity for KKR and its business segments during a given period. We believe this measure is useful to unitholders as it provides insight into KKR’s investments among its investment vehicles. Such amounts consist of capital invested by KKR’s investment vehicles, including investments made using investment financing arrangements like credit facilities.  Capital invested excludes investments in liquid credit strategies.

Economic net income (loss) (“ENI”)

Economic net income (loss) (“ENI”) is a measure of profitability for KKR’s reportable segments and is used by management as an alternative measurement of the operating and investment earnings of KKR and its business segments. We believe this measure is useful to unitholders as it provides additional insight into the overall profitability of KKR’s businesses inclusive of carried interest and related carry pool allocations and investment income. ENI is comprised of total segment revenues less total segment expenses and certain economic interests in KKR’s segments held by third parties.

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

Outstanding Adjusted Units

Outstanding adjusted units represents the portion of total adjusted units that would receive assets of KKR if it were to be liquidated as of a particular date. Outstanding adjusted units is used to calculate book value per outstanding adjusted unit, which we believe is useful to unitholders as it provides a measure of net assets of KKR’s reportable segments on a per unit basis.

Syndicated Capital

Syndicated capital is generally the aggregate amount of capital in transactions originated by KKR and its investment funds and carry-yielding co-investment vehicles, which has been distributed to third parties in exchange for a fee. It does not include (i) capital invested in such transactions by KKR investment funds and carry-yielding co-investment vehicles, which is instead reported in capital invested and (ii) debt capital that is arranged as part of the acquisition financing of transactions originated by KKR investment funds. Syndicated capital is used as a measure of investment activity for KKR and its business segments during a given period, and we believe that this measure is useful to unitholders as it provides additional insight into levels of syndication activity in KKR's Capital Markets segment and across its investment platform.

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

A reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders on a GAAP basis to ENI and After-tax Distributable Earnings is provided below.

	Quarter Ended		Six Months Ended
($ in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$93,890	$376,306	$(236,049)	$646,813
Plus: Preferred Distributions	5,693	—	5,693	—
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	73,400	325,703	(198,175)	564,711
Plus: Non-cash equity-based charges	60,657	69,478	124,480	146,028
Plus: Amortization of intangibles and other, net	9,144	37,910	38,026	35,120
Plus: Income tax (benefit)	6,045	30,547	7,935	46,685
Economic Net Income (Loss)	248,829	839,944	(258,090)	1,439,357
Plus: Unrealized performance income compensation	8,525	136,566	(78,117)	192,197
Less: Net unrealized gains (losses)	297,448	(131,984)	862,439	(121,263)
Less: Unrealized Carried Interest	(18,698)	(340,366)	205,107	(479,650)
Less: Corporate and local income taxes paid	(22,819)	(38,908)	(49,322)	(77,713)
Less: Preferred Distributions	(5,693)	—	(5,693)	—
After-tax Distributable Earnings	$507,592	$465,252	$676,324	$952,928

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2016 and 2015. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.” On January 1, 2016, KKR adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The adoption of ASU 2015-02 resulted in the de-consolidation of most of KKR's investment funds, but did not impact net income (loss) attributable to KKR & Co. L.P. KKR adopted this new guidance using the modified retrospective method. As a result, restatement of prior period results is not required and prior periods presented below have not been impacted.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended
	June 30, 2016	June 30, 2015	Change
	($ in thousands)
Revenues
Fees and Other	$576,757	$255,874	$320,883

Expenses
Compensation and Benefits	296,412	411,691	(115,279)
Occupancy and Related Charges	16,188	16,172	16
General, Administrative and Other	110,618	126,314	(15,696)
Total Expenses	423,218	554,177	(130,959)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	9,168	3,110,604	(3,101,436)
Dividend Income	31,669	360,556	(328,887)
Interest Income	266,213	302,985	(36,772)
Interest Expense	(181,313)	(139,427)	(41,886)
Total Investment Income (Loss)	125,737	3,634,718	(3,508,981)

Income (Loss) Before Taxes	279,276	3,336,415	(3,057,139)

Income Taxes	6,045	30,547	(24,502)

Net Income (Loss)	273,231	3,305,868	(3,032,637)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,533	(891)	2,424
Net Income (Loss) Attributable to Noncontrolling Interests	172,115	2,930,453	(2,758,338)
Net Income (Loss) Attributable to KKR & Co. L.P.	$99,583	$376,306	$(276,723)

Net Income Attributable to Series A Preferred Unitholders	5,693	—	5,693
Net Income Attributable to Series B Preferred Unitholders	—	—	—
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$93,890	$376,306	$(282,416)

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

The net increase in Fees and Other was primarily due to (i) the inclusion of $304.8 million of carried interest gains earned in the 2016 period from investment funds that are no longer consolidated and (ii) a $108.0 million increase in management fees driven primarily by fees earned from investment funds that are no longer consolidated. These increases were partially offset by (i) a $34.4 million increase in fee credits incurred, driven primarily by fee credits associated with investment funds that are no longer consolidated, (ii) a $23.3 million decrease in transaction fees which was primarily attributable to a decrease in the average fee earned on investments completed in our Private Markets business and (iii) an $18.0 million decrease in monitoring fees primarily in our Private Markets business.

The decrease in monitoring fees was primarily the result of $32.4 million of monitoring fees received in the second quarter of 2015 from the termination of monitoring fee arrangements in connection with the partial exit of Biomet, Inc. (healthcare sector), which was acquired by Zimmer Holdings Inc. and renamed Zimmer Biomet Holdings, Inc. (NYSE: ZBH) subsequent to its acquisition, and the initial public offering (IPO) of Go Daddy Inc. (NYSE: GDDY), compared to $15.3 million of such termination payments received during the three months ended June 30, 2016 in connection with the IPO of US Foods (NYSE: USFD). We expect these termination payments to decrease over time. They may occur in the future; however, they are infrequent in nature and are generally correlated with IPO and other realization activity in our private equity portfolio.

The increase in Fees and Other resulting from (i) the inclusion of carried interest gains earned by investment funds that are no longer consolidated, (ii) the increase in fee credits associated with investment funds that are no longer consolidated and (iii) the increase in management fees associated with investment funds that are no longer consolidated is the result of the de-consolidation of investment funds upon adoption of ASU 2015-02.

The carried interest gains earned during the three months ended June 30, 2016 were due primarily to an overall increase in the value of our private equity portfolio. For a more detailed discussion of the factors that affected our Private Markets carried interest during the period, see “—Segment Analysis--Private Markets.”

Expenses

The decrease was primarily due to a $115.3 million decrease in compensation and benefits due primarily to a lower level of carry pool allocations reflecting a lower level of appreciation in the value of our private equity portfolio during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

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

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended June 30,
	2016	2015
	($ in thousands)
Private Equity Investments	$(37,404)	$2,836,094
Credit & Other Investments	(104,777)	293,023
Investments of Consolidated CFE's	104,050	(24,391)
Real Assets Investments	119,365	171,517
Debt Obligations	(70,370)	(12,773)
Other Net Gains (Losses) from Investment Activities	(1,696)	(152,866)
Net Gains (Losses) from Investment Activities	$9,168	$3,110,604

The net gains from investment activities for the three months ended June 30, 2016 were comprised of net realized gains of $108.8 million and net unrealized losses of $99.6 million. For the three months ended June 30, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held directly by KKR, including the partial sales of Walgreens Boots Alliance, Inc. (NASDAQ: WBA) and HCA Holdings, Inc. (NYSE: HCA); (ii) realized losses on assets held at consolidated CLOs and (iii) realized gains on debt held at consolidated CLOs. For the three months ended June 30, 2016, net unrealized losses were driven primarily by (i) mark-to-market losses in our private equity portfolio held directly by KKR which includes unrealized losses in First Data Corporation (NYSE: FDC), (ii) mark-to-market losses in assets in our consolidated special situations funds and (iii) the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc. and HCA Holdings, Inc., as well as the reversal of unrealized gains on debt realizations in our consolidated CLOs. Offsetting these unrealized losses were unrealized gains, the most significant of which were mark-to-market gains in our energy investments held through consolidated funds and reversals of unrealized losses on asset realizations in our consolidated CLOs.
For the three months ended June 30, 2015, the most significant driver of the net investment gains related to gains and losses at KKR's consolidated private equity funds. The net appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $0.7 billion, $0.6 billion and $0.5 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively. Approximately 45% of the net change in value for the three months ended June 30, 2015 was attributable to changes in share prices of various publicly held or publicly indexed investments, the most significant of which were gains on PRA Health Sciences, Inc. (NASDAQ: PRAH), GoDaddy, Inc. and Qingdao Haier (CH: 600690). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Engility Holdings, Inc. (NYSE: EGL) and J.M. Smucker Company (NYSE: SJM). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Capital Safety Group (industrial sector), Alliant Insurance Services (financial services sector), and Arbor Pharmaceuticals, Inc. (healthcare sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to US Foods (retail sector), BIS Industries Ltd. (industrial sector) and Aceco TI S.A. (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

Dividend Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, dividends received from our investment funds that had previously been consolidated are not included in the statement of operations.

The decrease was primarily due to a decrease associated with investment funds no longer being consolidated in the 2016 period. During the three months ended June 30, 2016 significant dividends received included Sedgwick Claims Management Services (financial services sector) of $12.7 million and PRA Health Sciences Inc. (NASDAQ: PRAH) of $4.1 million. During the three months ended June 30, 2015, which included funds that are no longer consolidated in the 2016 period, we received dividends of $114.9 million from United Envirotech Ltd. (recycling sector), $86.2 million from MMI Holdings Limited (technology sector), $65.9 million from Aricent Inc. (technology sector) and an aggregate of $93.6 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest income received from our investment funds that had previously been consolidated is not included in the statement of operations.

The decrease was primarily due to a decrease associated with investment funds (primarily those that are credit-oriented) no longer being consolidated in the second quarter of 2016 as a result of the adoption of ASU 2015-02. This decrease was partially offset by interest earned on new CMBS loans acquired in our real estate investment trust after June 30, 2015.

Interest Expense

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest expense incurred by our investment funds that had previously been consolidated is not included in the statement of operations.

The increase was primarily due to interest on new CMBS borrowings in our real estate investment trust after June 30, 2015. These increases were partially offset by a decrease associated with financing facilities at investment funds no longer being consolidated in the second quarter of 2016 as a result of the adoption of ASU 2015-02.

Income (Loss) Before Taxes

The decrease was primarily due to the impact of the adoption of ASU 2015-02 on January 1, 2016 which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date.

Income Taxes

The decrease is due primarily to a lower level of appreciation in the three months ended June 30, 2016, and in some cases losses in value of our investment assets within the KKR Group Partnerships that are subject to corporate taxes.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2016 relates primarily to net income attributable to KKR Holdings L.P. representing their ownership interests in the KKR Group Partnerships. The change from the prior period is due primarily to noncontrolling interests attributed to third party limited partners in our investment funds that had previously been consolidated, but which are no longer included in the statement of operations effective with the adoption of ASU 2015-02 on January 1, 2016.

Net Income (Loss) Attributable to KKR & Co. L.P.

The decrease for the three months ended June 30, 2016, was due primarily to a lower level of carried interest reflecting a lower level of appreciation in the value of our private equity portfolio during the three months ended June 30, 2016.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
	($ in thousands)
Revenues
Fees and Other	$739,562	$547,219	$192,343

Expenses
Compensation and Benefits	421,901	776,690	(354,789)
Occupancy and Related Charges	32,754	31,904	850
General, Administrative and Other	276,886	260,616	16,270
Total Expenses	731,541	1,069,210	(337,669)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	(726,055)	5,030,429	(5,756,484)
Dividend Income	94,882	439,371	(344,489)
Interest Income	496,689	599,143	(102,454)
Interest Expense	(352,707)	(251,390)	(101,317)
Total Investment Income (Loss)	(487,191)	5,817,553	(6,304,744)

Income (Loss) Before Taxes	(479,170)	5,295,562	(5,774,732)

Income Taxes	7,935	46,685	(38,750)

Net Income (Loss)	(487,105)	5,248,877	(5,735,982)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,495	1,042	453
Net Income (Loss) Attributable to Noncontrolling Interests	(258,244)	4,601,022	(4,859,266)
Net Income (Loss) Attributable to KKR & Co. L.P.	(230,356)	646,813	(877,169)

Less: Net Income Attributable to Series A Preferred Unitholders	5,693	—	5,693
Less: Net Income Attributable to Series B Preferred Unitholders	—	—	—

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$(236,049)	$646,813	$(882,862)

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

The net increase was due to (i) a $216.2 million increase in management fees driven primarily by fees earned in the 2016 period from investment funds that are no longer consolidated and (ii) the inclusion of $187.8 million of carried interest gains earned from investment funds that are no longer consolidated. These increases were partially offset by (i) a $101.4 million decrease in monitoring fees primarily in our Private Markets business, (ii) a $49.3 million increase in fee credits incurred, driven primarily by fee credits associated with investment funds that are not consolidated and (iii) a $26.2 million decrease in transaction fees primarily attributable to a decrease in the average fee earned on investments completed in our Private Markets business.

The decrease in monitoring fees was primarily the result of $114.1 million of monitoring fees received in the first half of 2015 from the termination of monitoring fee arrangements in connection with the exits or partial exits of Alliance Boots GmbH, which was acquired by Walgreens Co., and renamed Walgreens Boots Alliance, Inc. subsequent to the acquisition, Big Heart Pet Brands (consumer products sector), Zimmer Biomet, Inc. and Go Daddy Inc. compared to $15.3 million of such termination payments being received during the six months ended June 30, 2016 in connection with the IPO of US Foods. These types of termination payments are expected to decrease over time. They may occur in the future; however, they are infrequent in nature and are generally correlated with IPO and other realization activity in our private equity portfolio.

The change in Fees and Other resulting from (i) the inclusion of carried interest gains earned from investment funds that are no longer consolidated, (ii) the increase in fee credits associated with investment funds that are no longer consolidated and (iii) the increase in management fees associated with investment funds that are no longer consolidated is the result of the de-consolidation of investment funds upon adoption of ASU 2015-02.

The carried interest gains earned during the six months ended June 30, 2016 were due primarily to an overall increase in the value of our private equity portfolio. For a more detailed discussion of the factors that affected our Private Markets carried interest during the period, see “—Segment Analysis--Private Markets.”

Expenses

The decrease was primarily due to a $354.8 million decrease in compensation and benefits expense due primarily to a lower level of carry pool allocations reflecting a lower level of appreciation in the value of our private equity portfolio during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

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

The following is a summary of net gains (losses) from investment activities:

	Six Months Ended June 30,
	2016	2015
	($ in thousands)
Private Equity Investments	$(251,892)	$4,727,248
Credit & Other Investments	(382,331)	59,874
Investments of Consolidated CFE's	286,245	51,241
Real Assets Investments	8,582	71,405
Debt Obligations	(342,191)	(162,035)
Other Net Gains (Losses) from Investment Activities	(44,468)	282,696
Net Gains (Losses) from Investment Activities	$(726,055)	$5,030,429

The net losses from investment activities for the six months ended June 30, 2016 were comprised of net realized gains of $65.5 million and net unrealized losses of $791.5 million. For the six months ended June 30, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held directly by KKR, including the partial sales of Walgreens Boots Alliance, Inc. and HCA Holdings, Inc.; (ii) realized losses on assets held at consolidated CLOs and (iii) realized gains on debt held at consolidated CLOs. For the six months ended June 30, 2016, net unrealized losses were driven primarily by (i) mark-to-market losses in our private equity portfolio held directly by KKR including unrealized losses in First Data Corporation and to a lesser extent WMI Holdings Corp. (NASDAQ: WMIH), (ii) mark-to-market losses on assets in our consolidated special situations funds, (iii) mark-to-market losses on debt held through consolidated CMBS and (iv) the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc. and HCA Holdings, Inc., as well as the reversal of unrealized gains on debt realizations our consolidated CLOs. Offsetting these unrealized losses were unrealized gains, the most significant of which were unrealized gains relating to investments held through consolidated CMBS structures and reversals of unrealized losses on asset realizations in our consolidated CLOs.

For the six months ended June 30, 2015, the most significant driver of the net investment gains related to gains and losses at KKR's consolidated private equity funds. The net appreciation in the market value of our private equity portfolio was driven primarily by net unrealized gains of $1.4 billion, $1.0 billion and $0.8 billion in our 2006 Fund, North America Fund XI and Asian Fund II, respectively. Approximately 56% of the net change in value for the six months ended June 30, 2015 was attributable to changes in share prices of various publicly held or publicly indexed investments, the most significant of which were gains on Qingdao Haier, Walgreens Boots Alliance, Inc. (NYSE:WAG), and PRA Health Sciences, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet (NASDAQ: RNET), Engility Holdings, Inc. and Yageo Corporation. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation (financial services sector), Capital Safety Group and Alliant Insurance Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., US Foods and Aceco TI S.A. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment.

Dividend Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, dividends received from our investment funds that had previously been consolidated are not included in the statement of operations.

The decrease was primarily due to a decrease associated with investment funds no longer being consolidated in the 2016 period. During the six months ended June 30, 2016 significant dividends received included US Foods of $23.4 million, Sedgwick Claims Management Services of $12.7 million and PRA Health Sciences Inc. of $4.1 million. During the six months ended June 30, 2015 we received dividends of $114.9 million from United Envirotech Ltd. (recycling sector), $86.2 million from MMI Holdings Limited (technology sector), $65.9 million from Aricent Inc. (technology sector) and an aggregate of $172.4 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest income received from our investment funds that had previously been consolidated is not included in the statement of operations.

The decrease was primarily due to a decrease associated with investment funds (primarily those that are credit-oriented) no longer being consolidated in the 2016 period as a result of the adoption of ASU 2015-02. This decrease was partially offset by the consolidation of CMBS entities beginning in the second quarter of 2015 as well as interest earned on new CMBS loans acquired in our real estate investment trust after June 30, 2015.

Interest Expense

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest expense incurred by our investment funds that had previously been consolidated is not included in the statement of operations.

The increase was primarily due to (i) the consolidation of CMBS entities beginning in the second quarter of 2015, (ii) interest on new CMBS borrowings in our real estate investment trust after June 30, 2015 and (iii) a full quarter of interest expense for the three months ended March 31, 2016 on our 2044 Senior Notes issued on March 18, 2015. These increases were partially offset by a decrease associated with financing facilities at investment funds no longer being consolidated in the first half of 2016 as a result of the adoption of ASU 2015-02.

Income (Loss) Before Taxes

The decrease for the six months ended June 30, 2016, was due primarily to the investment losses as described above.

Income Taxes

The decrease is due primarily to unrealized carried interest losses during the three months ended June 30, 2016 relating to losses at investment funds within the KKR Group Partnerships that are subject to corporate taxes.

Net Income (Loss) Attributable to Noncontrolling Interests

The loss attributable to noncontrolling interests for the six months ended June 30, 2016 relates primarily to net losses attributable to KKR Holdings L.P. representing their ownership interests in the KKR Group Partnerships. The change from the prior period is due primarily to noncontrolling interests attributed to third party limited partners in our investment funds that had previously been consolidated, but which are not included in the statement of operations effective with the adoption of ASU 2015-02 on January 1, 2016.

Net Income (Loss) Attributable to KKR & Co. L.P.

The decrease for the six months ended June 30, 2016, was due primarily to the investment losses as described above.

Condensed Consolidated Statements of Financial Condition

The following tables provide the Condensed Consolidated Statements of Financial Condition on a GAAP Basis as of June 30, 2016 and December 31, 2015.

(Amounts in thousands, except common unit and per common unit amounts)
	As of June 30, 2016	As of December 31, 2015

Assets
Cash and Cash Equivalents	$1,512,475	$1,047,740
Investments	30,375,163	65,305,931
Other	5,619,233	4,688,668
Total Assets	37,506,871	71,042,339

Liabilities and Equity
Debt Obligations	17,894,036	18,714,597
Other Liabilities	3,928,882	2,860,157
Total Liabilities	21,822,918	21,574,754

Redeemable Noncontrolling Interests	339,637	188,629

Equity
Series A Preferred Units	332,988	—
Series B Preferred Units	149,566	—
KKR & Co. L.P. Capital - Common Unitholders	5,001,602	5,547,182
Noncontrolling Interests	9,860,160	43,731,774
Total Equity	15,344,316	49,278,956
Total Liabilities and Equity	$37,506,871	$71,042,339

Equity Per Outstanding Common Unit - Basic	$11.21	$12.12

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $(1.2) billion and $1.0 billion during the six months ended June 30, 2016 and 2015, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments of $(0.8) billion and $0.5 billion during the six months ended June 30, 2016 and 2015, respectively; (ii) net realized gains (losses) on investments of $65.5 million and $3.3 billion during the six months ended June 30, 2016 and 2015, respectively; and (iii) change in unrealized gains (losses) on investments of $(791.5) million and $1.7 billion during the six months ended June 30, 2016 and 2015, respectively. Certain KKR funds and CFEs are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $75.4 million and $(130.7) million during the six months ended June 30, 2016 and 2015, respectively. Our investing activities included: (i) a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $80.4 million and $(54.9) million during the six months ended June 30, 2016 and 2015, respectively; (ii) the purchases of fixed assets of $(3.8) million and $(5.2) million during the six months ended June 30, 2016 and 2015, respectively; and (iii) proceeds from sales of oil and natural gas properties, net of development of oil and natural gas properties of $(1.2) million and $(70.6) million for the six months ended June 30, 2016 and 2015, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $1.6 billion and $38.0 million during the six months ended June 30, 2016 and 2015, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by our noncontrolling and redeemable noncontrolling interests, of $357.0 million and $(4.6) billion during the six months ended June 30, 2016 and 2015, respectively; (ii) proceeds received net of repayment of debt obligations of $1.2 billion and $5.0 billion during the six months ended June 30, 2016 and 2015, respectively; (iii) distributions to our partners of $(142.3) million and $(355.0) million during the six months ended June 30, 2016 and 2015, respectively; (iv) unit repurchases of $(265.2) million during the six months ended June 30, 2016; (v) issuance of Preferred Units of $482.6 million during the six months ended June 30, 2016 and (vi) Preferred Units distributions of ($5.7) million during the six months ended June 30, 2016.

Segment Analysis

The following is a discussion of the results of our four reportable business segments for the three and six months ended June 30, 2016 and 2015. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the condensed consolidated financial statements and related notes included elsewhere in this report.

As of December 31, 2015, KKR’s management reevaluated the manner in which it made operational and resource deployment decisions and assessed the overall performance of each of KKR’s operating segments. As a result, as of December 31, 2015, KKR modified the presentation of its segment financial information relative to the presentation in prior periods. In addition, since becoming a public company, our Principal Activities assets have grown in significance and are a meaningful contributor to our financial results.
Certain of the more significant changes between KKR’s current segment presentation and its segment presentation reported prior to December 31, 2015, are described in the following commentary.
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

In connection with these modifications, segment information for the three and six months ended June 30, 2015 has been presented in this Quarterly Report on Form 10-Q in conformity with KKR’s current segment presentation. Consequently, this information will not be consistent with historical segment financial results previously reported. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and six months ended June 30, 2016 and 2015.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended
	June 30, 2016	June 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$118,783	$115,346	$3,437
Monitoring Fees	28,998	47,713	(18,715)
Transaction Fees	23,400	40,321	(16,921)
Fee Credits	(33,319)	(53,286)	19,967
Total Management, Monitoring and Transaction Fees, Net	137,862	150,094	(12,232)

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	305,275	243,274	62,001
Unrealized Carried Interest	9,974	312,379	(302,405)
Total Performance Income	315,249	555,653	(240,404)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	453,111	705,747	(252,636)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	45,675	44,273	1,402
Realized Performance Income Compensation	122,110	97,310	24,800
Unrealized Performance Income Compensation	5,035	125,371	(120,336)
Total Compensation and Benefits	172,820	266,954	(94,134)
Occupancy and related charges	9,039	8,405	634
Other operating expenses	26,009	25,908	101
Total Segment Expenses	207,868	301,267	(93,399)

Income (Loss) attributable to noncontrolling interests	—	143	(143)

Economic Net Income (Loss)	$245,243	$404,337	$(159,094)

Assets Under Management	$75,357,000	$68,540,300	$6,816,700
Fee Paying Assets Under Management	$46,027,600	$46,945,700	$(918,100)
Capital Invested	$992,900	$1,258,200	$(265,300)
Uncalled Commitments	$31,173,300	$21,078,400	$10,094,900

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in monitoring fees of $18.7 million and a decrease in transaction fees of $16.9 million, partially offset by a corresponding decrease in fee credits of $20.0 million and an increase in management fees of $3.4 million. The decrease in monitoring fees was primarily the result of $32.4 million of monitoring fees received in the second quarter of 2015 from the termination of monitoring fee arrangements in connection with the partial exit of Biomet, Inc. (healthcare sector), which was acquired by Zimmer Holdings Inc. and renamed Zimmer Biomet Holdings, Inc. (NYSE: ZBH) subsequent to its acquisition, and the initial public offering (IPO) of Go Daddy Inc. (NYSE: GDDY), compared to $15.3 million of such termination payments received during the three months ended June 30, 2016 in connection with the IPO of US Foods (NYSE: USFD). We expect these termination payments to decrease over time. They may occur in the future; however, they are infrequent in nature and are generally correlated with IPO and other realization activity in our private equity portfolio. The decrease in transaction fees was primarily attributable to a decrease in the average fee earned on investments completed. During the three months ended June 30, 2016, there were 10 transaction fee-generating investments paying an average fee of $2.3 million compared to 9 transaction fee-generating investments paying an average fee of $4.5 million during the three months ended June 30, 2015. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in fee credits is due primarily to a lower level of transaction and monitoring fees. The increase in management fees was primarily due to an increase in capital raised in European Fund IV, Real Estate Partners Europe and Global Infrastructure Investors II, partially offset by a decrease in management fees attributable to lower invested capital in our 2006 Fund, European Fund II and European Fund III as a result of realizations. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

The net decrease is attributable to a lower level of carried interest primarily reflecting a lower level of net appreciation in value of our private equity portfolio compared to the prior period.
Realized carried interest for the three months ended June 30, 2016 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., HCA Holdings, Inc. and Scout24 Schweiz (media sector).

Realized carried interest for the three months ended June 30, 2015 consisted primarily of realized gains from the partial sales of Biomet, Inc., United Envirotech Ltd. and Pets at Home Group Plc.

The following table presents net unrealized carried interest by investment vehicle for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
	($ in thousands)
Asian Fund II	$96,930	$103,738
Asian Fund	33,115	(78,046)
European Fund III	31,814	28,626
North America Fund XI	17,494	116,017
Global Infrastructure Investors	12,659	3,418
China Growth Fund	10,308	22,086
Real Estate Partners Americas	2,641	6,045
E2 Investors	1,304	(9,127)
European Fund	(761)	705
European Fund IV	(1,010)	7,585
Co-Investment Vehicles and Other	(2,215)	42,013
European Fund II	(24,076)	4,159
Millennium Fund	(62,925)	2,637
2006 Fund	(102,975)	63,125
Management Fee Refunds	(2,329)	(602)

Total (a)	$9,974	$312,379

(a)	The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the three months ended June 30, 2016, the net unrealized carried interest income of $10.0 million included $285.9 million representing net increases in the value of various portfolio companies, and net unrealized losses of $(275.9) million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the three months ended June 30, 2016, the value of our private equity investment portfolio increased 4.5%. This was comprised of a 2.9% increase in the share prices of various publicly held or publicly indexed investments and a 6.0% increase in the value of our privately held investments. The most significant increase in share prices of various publicly held or publicly indexed investments were gains in US Foods, Qingdao Haier and Max Financial Services Limited (BSE: MFSL.BO). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were First Data Corporation, and to a lesser extent Walgreens Boots Alliance, Inc. and Pets at Home Ltd. (LSE: PETS). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co., Ltd. (healthcare sector), WMF (consumer products sector) and Alliance Tire Group B.V. (manufacturing sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Inc. (technology sector), MMI Holdings corp. (technology sector) and OEG Management Partners (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to, (i) in the case of WMF and Alliance Tire Group, valuations that reflect agreements to sell these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

In addition to the agreements to sell WMF and Alliance Tire Group, as indicated above, realization activity such as dividends and agreements to sell, including partial sales and secondary sales, subsequent to the second quarter of 2016 are expected, certain of which are subject to customary closing conditions, with respect to the following private equity portfolio companies: Zimmer Biomet Holdings, Inc., Galenica (VTX: GALN), Groupe SMCP S.A.S. (retail sector), GenesisCare (healthcare sector), Internet Brands, Inc. (technology sector), Gland Pharma (manufacturing sector), Tarkett S.A. (FP: TKTT) and A2A Coriance S.A.S. (infrastructure sector).

The reversals of previously recognized net unrealized gains for the three months ended June 30, 2016 resulted primarily from the sale or partial sales of Walgreens Boots Alliance, Inc., HCA Holdings, Inc. and Scout24 Schweiz.

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

Segment Expenses

Compensation and Benefits

The net decrease was due primarily to lower net performance income compensation for the three months ended June 30, 2016 as compared the three months ended June 30, 2015 which was the result of a lower level of carried interest resulting from a lower level of net appreciation in value of our private equity portfolio as described above.

Economic Net Income (Loss)

The decrease was primarily due to the lower levels of performance income and reduction in monitoring and transaction fees, partially offset by the decrease in segment expenses as described above. Most notably, for the three months ended June 30, 2016, the carried interest impact of the reduction in the stock price of First Data Corporation reduced ENI by approximately $35 million.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from March 31, 2016 to June 30, 2016:

($ in thousands)
March 31, 2016	$71,056,700
New Capital Raised	5,879,100
Distributions	(3,519,400)
Change in Value	1,940,600
June 30, 2016	$75,357,000

AUM for the Private Markets segment was $75.4 billion at June 30, 2016, an increase of $4.3 billion, compared to $71.1 billion at March 31, 2016. The increase was primarily attributable to new capital raised primarily in our Americas Fund XII and to a lesser extent Real Estate Partners Americas II as well as an increase in value primarily in our Asian Fund II, North America Fund XI and European Fund III. These increases were offset by distributions to Private Markets fund investors.

The increase in the value of our private markets portfolio was driven primarily by net unrealized gains of $0.5 billion in our Asian Fund II, $0.4 billion in our North America Fund XI and $0.4 billion in our European Fund III.  The drivers of the overall change in value for Private Markets were a 2.9% increase in the share prices of various publicly held or publicly indexed investments and a 6.0% increase in the value of our privately held investments. The most significant increase in share prices of various publicly held or publicly indexed investments were gains in US Foods, Qingdao Haier and Max Financial Services Limited (BSE: MFSL.BO). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were First Data Corporation, and to a lesser extent Walgreens Boots Alliance, Inc. and Pets at Home Ltd. (LSE: PETS). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co., Ltd. (healthcare sector), WMF (consumer products sector) and Alliance Tire Group B.V. (manufacturing sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Inc. (technology sector), MMI Holdings corp. (technology sector) and OEG Management Partners (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to, (i) in the case of WMF and Alliance Tire Group, valuations that reflect agreements to sell these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from March 31, 2016 to June 30, 2016:

($ in thousands)
March 31, 2016	$46,008,000
New Capital Raised	817,100
Distributions and Other	(881,200)
Change in Value	83,700
June 30, 2016	$46,027,600

FPAUM in our Private Markets segment was $46.0 billion at June 30, 2016, unchanged from March 31, 2016. New capital raised was primarily attributable to capital raises in our real estate investment trust and Next Generation Technology Growth Fund. These increases were offset by distributions to Private Markets fund investors. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $14.4 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.3%.  This fee rate does not reflect the impact of fee holidays, reduced fee investors and other incentives that have been granted to certain limited partners of our funds, which will have the effect of lowering this average fee rate.  Additionally, we will not begin earnings fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM will cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned. For example, if and when Americas Fund XII commences its investment period upon the end of the investment period of Americas Fund XI, we expect an incre ase in management fees which will be partially offset by the reduction in the fee base of Americas Fund XI as a result of the fund entering its post-investment period during which it earns management fees based on invested capital rather than committed capital and at a lower rate.

Capital Invested

Capital invested in our private equity platform during the three months ended June 30, 2016 decreased compared to the three months ended June 30, 2015. This was partially offset by an increase in equity invested in our real assets platform. For the three months ended June 30, 2016 and 2015, equity invested in our private equity platform was $543.0 million and $1.1 billion, respectively, and equity invested in our real assets and other platforms was $449.9 million and $115.0 million, respectively. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested relative to transactions in our real assets businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. As of July 26, 2016, our Private Markets business had announced transactions that were subject to closing which aggregated approximately $2 billion.

Uncalled Commitments

As of June 30, 2016, our Private Markets Segment had $31.2 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase is due primarily to new capital raised in Americas Fund XII, partially offset by capital called from limited partners to fund investments during the period.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$236,581	$224,622	$11,959
Monitoring Fees	41,035	145,551	(104,516)
Transaction Fees	60,798	86,920	(26,122)
Fee Credits	(55,915)	(123,192)	67,277
Total Management, Monitoring and Transaction Fees, Net	282,499	333,901	(51,402)

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	398,725	545,699	(146,974)
Unrealized Carried Interest	(184,725)	439,316	(624,041)
Total Performance Income	214,000	985,015	(771,015)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	496,499	1,318,916	(822,417)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	94,642	96,398	(1,756)
Realized Performance Income Compensation	159,490	218,280	(58,790)
Unrealized Performance Income Compensation	(69,965)	176,064	(246,029)
Total Compensation and Benefits	184,167	490,742	(306,575)
Occupancy and related charges	17,964	16,136	1,828
Other operating expenses	63,135	57,480	5,655
Total Segment Expenses	265,266	564,358	(299,092)

Income (Loss) attributable to noncontrolling interests	—	862	(862)

Economic Net Income (Loss)	$231,233	$753,696	$(522,463)

Assets Under Management	$75,357,000	$68,540,300	$6,816,700
Fee Paying Assets Under Management	$46,027,600	$46,945,700	$(918,100)
Capital Invested	$2,978,900	$3,305,600	$(326,700)
Uncalled Commitments	$31,173,300	$21,078,400	$10,094,900

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in monitoring fees of $104.5 million and a decrease in transaction fees of $26.1 million, partially offset by a corresponding decrease in fee credits of $67.3 million and an increase in management fees of $12.0 million. The decrease in monitoring fees was primarily the result of $114.1 million of monitoring fees received in the first half of 2015 from the termination of monitoring fee arrangements in connection with the exits or partial exits of Alliance Boots GmbH, which was acquired by Walgreens Co., and renamed Walgreens Boots Alliance, Inc. subsequent to the acquisition, Big Heart Pet Brands (consumer products sector), Zimmer Biomet, Inc. and Go Daddy Inc. compared to $15.3 million of such termination payments being received during the six months ended June 30, 2016 in connection with the IPO of US Foods. These types of termination payments are expected to decrease over time. They may occur in the future; however, they are infrequent in nature and are generally correlated with IPO and other realization activity in our private equity portfolio. In addition, recurring monitoring fees decreased $5.9 million as a result of a decrease in the number of portfolio companies paying a fee and a decrease in the average size of the fee paid. For the six months ended June 30, 2016, we had 42 portfolio companies that were paying an average monitoring fee of $0.6 million compared with 44 portfolio companies that were paying an average monitoring fee of $0.7 million for the six months ended June 30, 2015. In future periods, we anticipate that recurring monitoring fees will continue to decrease as a result of realizations and other transactions such as initial public offerings, if not offset by additional portfolio companies paying recurring monitoring fees. The decrease in transaction fees was primarily attributable to a decrease in the number of transaction fee generating investments and a decrease in the average fee earned on investments completed. During the six months ended June 30, 2016, there were 20 transaction fee-generating investments paying an average fee of $3.0 million compared to 26 transaction fee-generating investments paying an average fee of $3.3 million during the six months ended June 30, 2015. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in fee credits is due primarily to a lower level of transaction and monitoring fees. The increase in management fees was primarily due to an increase in capital raised in European Fund IV and Global Infrastructure Investors II, partially offset by a decrease in management fees attributable to lower invested capital in our 2006 Fund, European Fund II and Asian Fund as a result of realizations. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

The net decrease is attributable to a lower level of carried interest primarily reflecting a lower level of net appreciation in value of our private equity portfolio compared to the prior period.
Realized carried interest for the six months ended June 30, 2016 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc. and HCA Holdings, Inc. and a dividend received from US Foods.

Realized carried interest for the six months ended June 30, 2015 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Biomet, Inc., and Big Heart Pet Brands.

The following table presents net unrealized carried interest by investment vehicle for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	($ in thousands)
Asian Fund II	$81,780	$156,528
European Fund III	70,254	59,443
Asian Fund	30,239	(91,641)
Global Infrastructure Investors	17,462	3,418
North America Fund XI	6,487	181,570
China Growth Fund	4,580	37,519
Real Estate Partners Americas	3,065	7,847
E2 Investors	1,562	(8,202)
European Fund IV	(1,536)	7,585
European Fund	(2,293)	557
Co-Investment Vehicles and Other	(19,428)	43,031
European Fund II	(36,106)	(24,541)
Millennium Fund	(68,240)	8,158
2006 Fund	(265,691)	57,190
Management Fee Refunds	(6,860)	854

Total (a)	$(184,725)	$439,316
(a) The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the six months ended June 30, 2016, the net unrealized carried interest loss of $(184.7) million included $117.4 million representing net increases in the value of various portfolio companies, and net unrealized losses of $(302.1) million primarily representing reversals of previously recognized net unrealized losses in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the six months ended June 30, 2016, the value of our private equity investment portfolio increased 3.5%. This was comprised of a 3.1% decrease in the share prices of various publicly held or publicly indexed investments which was more than offset by a 9.3% increase in value of our privately held investments. The most significant decreases in share prices of various publicly held or publicly indexed investments were losses in First Data Corporation (NYSE: FDC), and to a lesser extent Qingdao Haier (CH: 600690) and PRA Health Sciences Inc. (NASDAQ: PRAH). These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were US Foods (NYSE: USFD), Zimmer Biomet Holdings, Inc. (NYSE: ZBH) and HCA Holdings Inc. (NYSE: HCA). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Tire Group B.V. (manufacturing sector), Panasonic Healthcare Co., Ltd. (healthcare sector) and WMF (consumer products sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), KKR Debt Investors 2006 S.à r.l. (financial services sector), a vehicle created to invest opportunistically in the credit markets, and MMI Holdings Limited (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Alliance Tire Group B.V. and WMF, valuations that reflect agreements to sell these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook, (ii) a decrease in the value of market comparables and (iii) in the case of KKR Debt Investors 2006 S.à r.l., a valuation that reflects price movements of the underlying credit assets in the portfolio.

In addition to the agreements to sell WMF and Alliance Tire Group, as indicated above, realization activity such as dividends and agreements to sell, including partial sales and secondary sales, subsequent to the second quarter of 2016 are expected, certain of which are subject to customary closing conditions, with respect to the following private equity portfolio companies: Zimmer Biomet Holdings, Inc., Galenica (VTX: GALN), Groupe SMCP S.A.S. (retail sector), GenesisCare

(healthcare sector), Internet Brands, Inc. (technology sector), Gland Pharma (manufacturing sector), Tarkett S.A. (FP: TKTT) and A2A Coriance S.A.S. (infrastructure sector).

The reversals of previously recognized net unrealized gains for the six months ended June 30, 2016 resulted primarily from the sale or partial sales of Walgreens Boots Alliance, HCA Holdings, Inc. and Scout24 Schweiz.

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

Segment Expenses

Compensation and Benefits

The net decrease was due primarily to lower net performance income compensation resulting from a lower level of appreciation in value of our private equity portfolio as described above.

Economic Net Income (Loss)

The decrease was primarily due to the lower levels of performance income and reduction in monitoring and transaction fees, partially offset by the decrease in segment expenses as described above. Most notably, for the six months ended June 30, 2016, the carried interest impact of the reduction in the stock price of First Data Corporation reduced ENI by approximately $100 million.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2015 to June 30, 2016:

($ in thousands)
December 31, 2015	$66,028,600
New Capital Raised	12,435,800
Distributions	(4,537,700)
Change in Value	1,430,300
June 30, 2016	$75,357,000

AUM for the Private Markets segment was $75.4 billion at June 30, 2016, an increase of $9.4 billion, compared to $66.0 billion at December 31, 2015. The increase was primarily attributable to new capital raised primarily in our Americas Fund XII, our real estate investment trust and Next Generation Technology Growth Fund and, to a lesser extent, an increase in the value of our private markets portfolio. These increases were offset by distributions to Private Markets fund investors.

The increase in the value of our Private Markets portfolio was driven primarily by net unrealized gains of $0.6 billion, in our European Fund III, $0.5 billion in our Asian Fund II and $0.3 billion in our North American Fund XI.  The drivers of the overall change in value for Private Markets were a 3.1% decrease in the share prices of various publicly held or publicly indexed investments which was more than offset by a 9.3% increase in value of our privately held investments. The most significant decreases in share prices of various publicly held or publicly indexed investments were losses in First Data Corporation (NYSE: FDC), and to a lesser extent Qingdao Haier (CH: 600690) and PRA Health Sciences Inc. (NASDAQ: PRAH). These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were US Foods (NYSE: USFD), Zimmer Biomet Holdings, Inc. (NYSE: ZBH) and HCA Holdings Inc. (NYSE: HCA). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Alliance Tire Group B.V. (manufacturing sector), Panasonic Healthcare Co., Ltd. (healthcare sector) and WMF (consumer products sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), KKR Debt Investors 2006 S.à r.l. (financial services sector), a vehicle created to invest opportunistically in the credit markets, and MMI Holdings Limited (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Alliance Tire Group B.V. and WMF, valuations that reflect agreements to sell these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook, (ii) a decrease in the value of market comparables and (iii) in the case of KKR Debt Investors 2006 S.à r.l., a valuation that reflects price movements of the underlying credit assets in the portfolio.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2015 to June 30, 2016:

($ in thousands)
December 31, 2015	$45,307,400
New Capital Raised	1,731,800
Distributions and Other	(1,212,500)
Change in Value	200,900
June 30, 2016	$46,027,600

FPAUM in our Private Markets segment was $46.0 billion at June 30, 2016, an increase of $0.7 billion, compared to $45.3 billion at December 31, 2015. The increase was primarily attributable to new capital raised in Real Estate Partners Europe, Next Generation Technology Growth Fund and our real estate investment trust. These increases were partially offset by distributions to Private Markets fund investors. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $14.4 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.3%.  This fee rate does not reflect the impact of fee holidays, reduced fee investors and other incentives that have been granted to certain limited partners of our funds, which will have the effect of lowering this average fee rate.  Additionally, we will not begin earnings fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM will cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned. For example, if and when Americas Fund XII commences its investment period upon the end of the investment period of Americas Fund XI, we expect an increase in management fees which will be partially offset by the reduction in the fee base of Americas Fund XI as a result of the fund entering its post-investment period during which it earns management fees based on invested capital rather than committed capital and at a lower rate.

Capital Invested

Capital invested during the six months ended June 30, 2016 was lower in each of our private equity and real assets platforms than during the six months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, equity invested in our private equity platform was $2.3 billion and $2.5 billion respectively, and equity invested in our real assets and other platforms was $0.7 billion and $0.8 billion, respectively. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested relative to transactions in our real assets businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. As of July 26, 2016, our Private Markets business had announced transactions that were subject to closing which aggregated approximately $2 billion.

Uncalled Commitments

As of June 30, 2016, our Private Markets segment had $31.2 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase is due primarily to new capital raised in Americas Fund XII, partially offset by capital called from limited partners to fund investments during the period.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and six months ended June 30, 2016 and 2015.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended
	June 30, 2016	June 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$84,834	$66,055	$18,779
Monitoring Fees	—	—	—
Transaction Fees	5,888	3,873	2,015
Fee Credits	(5,754)	(3,172)	(2,582)
Total Management, Monitoring and Transaction Fees, Net	84,968	66,756	18,212

Performance Income
Realized Incentive Fees	4,645	5,893	(1,248)
Realized Carried Interest	—	8,953	(8,953)
Unrealized Carried Interest	8,724	27,987	(19,263)
Total Performance Income	13,369	42,833	(29,464)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	98,337	109,589	(11,252)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	20,117	16,302	3,815
Realized Performance Income Compensation	1,858	5,938	(4,080)
Unrealized Performance Income Compensation	3,490	11,195	(7,705)
Total Compensation and Benefits	25,465	33,435	(7,970)
Occupancy and related charges	2,007	2,307	(300)
Other operating expenses	9,930	10,508	(578)
Total Segment Expenses	37,402	46,250	(8,848)

Income (Loss) attributable to noncontrolling interests	—	478	(478)

Economic Net Income (Loss)	$60,935	$62,861	$(1,926)

Assets Under Management	$55,633,500	$45,932,400	$9,701,100
Fee Paying Assets Under Management	$48,580,500	$39,935,200	$8,645,300
Capital Invested	$1,146,700	$1,110,100	$36,600
Uncalled Commitments	$7,193,600	$4,827,900	$2,365,700

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in management fees of $18.8 million attributable to management fees earned relating to our strategic investment in Marshall Wace LLP and its affiliates ("Marshall Wace") which was completed in the fourth quarter of 2015 and higher management fees relating to new capital raised primarily in Corporate Capital Trust (a BDC sub-advised by KKR) and our Special Situations Fund II. This increase was partially offset by redemptions in our hedge fund of funds business as well as less favorable investment performance.

Performance Income

The net decrease was primarily attributable to a lower level of net carried interest in the second quarter of 2016 compared to the second quarter of 2015, and to a lesser extent to a lower level of incentive fees. The lower level of net carried interest during the second quarter of 2016 was primarily due to fewer funds earning carried interest in the current period, most notably in our special situations strategies. Incentive fees decreased in the current period for our hedge fund of funds business primarily as a result of less favorable investment performance.  Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined quarterly or at other points during the year for certain strategies. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result is expected to vary significantly from period to period.

Segment Expenses

Compensation and Benefits

The decrease was primarily due to lower levels of performance income compensation in connection with lower net carried interest income and lower incentive fees for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 as described above. This decrease was partially offset by an increase in cash compensation and benefits primarily due to a higher level of management fees which generally results in higher compensation expense.

Economic Net Income (Loss)

The decrease is primarily attributable to the decrease in performance income partially offset by an increase in fees and lower expenses as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from March 31, 2016 to June 30, 2016:

($ in thousands)
March 31, 2016	$55,332,200
New Capital Raised	2,973,500
Distributions	(1,112,600)
Redemptions	(1,797,300)
Change in Value	237,700
June 30, 2016	$55,633,500

AUM in our Public Markets segment totaled $55.6 billion at June 30, 2016, an increase of $0.3 billion compared to AUM of $55.3 billion at March 31, 2016. The increase for the period was primarily due to new capital raised of $3.0 billion across multiple strategies primarily in certain separately managed accounts, CLOs, strategic partnerships and our hedge funds business. Partially offsetting these increases were redemptions and distributions of $2.9 billion from certain investment vehicles across multiple strategies including our hedge funds platform, CLOs, strategic partnerships and certain separately managed accounts.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from March 31, 2016 to June 30, 2016:

($ in thousands)
March 31, 2016	$47,711,700
New Capital Raised	3,461,000
Distributions	(1,021,200)
Redemptions	(1,797,300)
Change in Value	226,300
June 30, 2016	$48,580,500

FPAUM in our Public Markets segment was $48.6 billion at June 30, 2016, an increase of $0.9 billion compared to FPAUM of $47.7 billion at June 30, 2016. The increase was primarily due to new capital raised of $3.5 billion across multiple strategies primarily in certain separately managed accounts, CLOs, strategic partnerships and our hedge funds business. Partially offsetting these increases were redemptions and distributions of $2.8 billion from certain investment vehicles across multiple strategies including our hedge funds platform, CLOs, strategic partnerships and certain separately managed accounts. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $5.5 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.3%.  This fee rate does not reflect the impact of fee holidays, reduced fee investors and other incentives that have been granted to certain limited partners of our funds, which will have the effect of lowering this average fee rate.  Additionally, we will not begin earnings fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM will cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

Capital invested remained flat in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This is primarily due to a higher level of net capital deployed in our mezzanine strategies partially offset by a lower level of net capital deployed in our special situations and direct lending strategies.

Uncalled Commitments

As of June 30, 2016, our Public Markets segment had $7.2 billion of uncalled capital commitments that could be called for investments in new transactions. The increase is due to new capital raised primarily in Special Situations Fund II and Lending Partners Europe, partially offset by capital called from limited partners to fund investments during the period.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$161,636	$130,559	$31,077
Monitoring Fees	—	—	—
Transaction Fees	7,020	17,303	(10,283)
Fee Credits	(5,965)	(13,760)	7,795
Total Management, Monitoring and Transaction Fees, Net	162,691	134,102	28,589

Performance Income
Realized Incentive Fees	6,238	11,558	(5,320)
Realized Carried Interest	3,838	8,953	(5,115)
Unrealized Carried Interest	(20,382)	40,334	(60,716)
Total Performance Income	(10,306)	60,845	(71,151)

Investment Income (Loss)
Net Realized Gains (Losses)	—		—
Net Unrealized Gains (Losses)	—		—
Total Realized and Unrealized	—	—	—
Net Interest and Dividends	—		—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	152,385	194,947	(42,562)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	39,171	33,295	5,876
Realized Allocation to Carry Pool	4,030	8,203	(4,173)
Unrealized Allocation to Carry Pool	(8,152)	16,133	(24,285)
Total Compensation and Benefits	35,049	57,631	(22,582)
Occupancy and related charges	4,682	4,785	(103)
Other operating expenses	19,208	22,546	(3,338)
Total Segment Expenses	58,939	84,962	(26,023)

Income (Loss) attributable to noncontrolling interests	—	653	(653)

Economic Net Income (Loss)	$93,446	$109,332	$(15,886)

Assets Under Management	$55,633,500	$45,932,400	$9,701,100
Fee Paying Assets Under Management	$48,580,500	$39,935,200	$8,645,300
Capital Invested	$1,565,000	$2,320,900	$(755,900)
Uncalled Commitments	$7,193,600	$4,827,900	$2,365,700

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in management fees of $31.1 million attributable to management fees earned relating to our strategic investment in Marshall Wace LLP and its affiliates ("Marshall Wace") which was completed in the fourth quarter of 2015 and higher management fees relating to new capital raised primarily in Corporate Capital Trust (a BDC sub-advised by KKR) and our Special Situations Fund II. This increase was partially offset by redemptions and less favorable investment performance in our hedge fund of funds business and by our mezzanine fund entering its post-investment period, when it earns fees at a lower rate and on invested rather than committed capital, after the first quarter of 2015 .

Performance Income

The net decrease was primarily attributable to (i) net carried interest losses in the first half of 2016 compared to net carried interest gains the first half of 2015, (ii) fewer funds earning carried interest in the current period, most notably our special situations strategies and (iii) to a lesser extent a lower level of incentive fees. Net carried interest losses during the first half of 2016 were primarily due to losses across many strategies, the most significant of which were our mezzanine and direct lending strategies. Additionally, incentive fees decreased in the current period for our hedge fund of funds business primarily as a result of less favorable investment performance.  Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined quarterly or at other points during the year for certain strategies. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result is expected to vary significantly from period to period.

Segment Expenses

Compensation and Benefits

The decrease was primarily due to reversals of unrealized performance income compensation in connection with net carried interest losses for the six months ended June 30, 2016 as compared to net carried interest gains for the six months ended June 30, 2015 as described above. This decrease was partially offset by an increase in cash compensation and benefits primarily due to a higher level of management fees which generally results in higher compensation expense.

Occupancy and Other Operating Expenses

The decrease was primarily driven by a reduction reflecting the cost to exit office space during the first quarter of 2015 and lower professional fees.

Economic Net Income (Loss)

The decrease is primarily attributable to the decrease in performance income partially offset by an increase in fees and lower expenses as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2015 to June 30, 2016:

($ in thousands)
December 31, 2015	$53,515,700
New Capital Raised	7,044,700
Distributions	(1,669,300)
Redemptions	(3,012,000)
Change in Value	(245,600)
June 30, 2016	$55,633,500

AUM in our Public Markets segment totaled $55.6 billion at June 30, 2016, an increase of $2.1 billion compared to AUM of $53.5 billion at December 31, 2015. The increase for the period was primarily due to new capital raised of $7.0 billion across multiple strategies primarily in our Special Situations Fund II, certain separately managed accounts, strategic partnerships and our hedge funds business. Partially offsetting these increases were redemptions and distributions of $4.7 billion from certain investment vehicles across multiple strategies including our hedge funds platform, strategic partnerships and certain separately managed accounts.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2015 to June 30, 2016:

($ in thousands)
December 31, 2015	$46,413,100
New Capital Raised	6,937,400
Distributions	(1,570,700)
Redemptions	(3,012,000)
Change in Value	(187,300)
June 30, 2016	$48,580,500

FPAUM in our Public Markets segment was $48.6 billion at June 30, 2016, an increase of $2.2 billion compared to FPAUM of $46.4 billion at December 31, 2015. The increase was primarily due to new capital raised of $6.9 billion across multiple strategies primarily in our CLOs, certain separately managed accounts, strategic partnerships and our hedge funds business. Partially offsetting these increases were redemptions and distributions of $4.6 billion from certain investment vehicles across multiple strategies including our CLOs, hedge funds platform, strategic partnerships and certain separately managed accounts. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $5.5 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.3%.  This fee rate does not reflect the impact of fee holidays, reduced fee investors and other incentives that have been granted to certain limited partners of our funds, which will have the effect of lowering this average fee rate.  Additionally, we will not begin earnings fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM will cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

The decrease is primarily due to a lower level of net capital deployed in our special situations and direct lending strategies partially offset by a higher level of net capital deployed in our mezzanine strategies.

Uncalled Commitments

As of June 30, 2016, our Public Markets segment had $7.2 billion of uncalled capital commitments that could be called for investments in new transactions. The increase is due to new capital raised primarily in Special Situations Fund II and Lending Partners Europe, partially offset by capital called from limited partners to fund investments during the period.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the three and six months ended June 30, 2016 and 2015.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended
	June 30, 2016	June 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	39,276	48,757	(9,481)
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	39,276	48,757	(9,481)

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	39,276	48,757	(9,481)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	7,403	10,039	(2,636)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	7,403	10,039	(2,636)
Occupancy and related charges	943	646	297
Other operating expenses	3,222	3,573	(351)
Total Segment Expenses	11,568	14,258	(2,690)

Income (Loss) attributable to noncontrolling interests	575	3,762	(3,187)

Economic Net Income (Loss)	$27,133	$30,737	$(3,604)

Syndicated Capital	$11,200	$432,100	$(420,900)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The decrease in transaction fees was due primarily to a decrease in the size of capital markets transactions for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Our capital markets business does not generate management or monitoring fees. Overall, we completed 31 capital markets transactions for the three months ended June 30, 2016 of which 4 represented equity offerings and 27 represented debt offerings, as compared to 31 transactions for the three months ended June 30, 2015 of which 6 represented equity offerings and 25 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets businesses as well as third party companies. For the three months ended June 30, 2016 approximately 28% of our transaction fees were earned from third parties as compared to approximately 29% for the three months ended June 30, 2015. Our transaction fees are comprised of fees earned from North America, Europe, Asia-Pacific and India. For the three months ended June 30, 2016 approximately 31% of our transaction fees were sourced internationally as compared to approximately 32% for the three months ended June 30, 2015. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits and Other Operating Expenses

Segment expenses have decreased as compared to the prior period primarily due to lower compensation and benefits expense during the three months ended June 30, 2016. The decrease in compensation and benefits expense is primarily related to the reduction in transaction fees noted above.

Economic Net Income (Loss)

The decrease is primarily attributable to the decrease in transaction fees, which was partially offset by the reduction in compensation and benefits expense as described above.

Syndicated Capital

The decrease is primarily due to a decrease in the size of syndication transactions in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Overall, we completed 1 syndication transaction for the three months ended June 30, 2016 compared to 4 syndication transactions for the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	96,831	92,014	4,817
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	96,831	92,014	4,817

Performance Income
Realized Carried Interest	—	—	—
Incentive Fees	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	96,831	92,014	4,817

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	15,571	18,891	(3,320)
Realized Allocation to Carry Pool	—	—	—
Unrealized Allocation to Carry Pool	—	—	—
Total Compensation and Benefits	15,571	18,891	(3,320)
Occupancy and related charges	1,571	1,282	289
Other operating expenses	7,318	7,079	239
Total Segment Expenses	24,460	27,252	(2,792)

Income (Loss) attributable to noncontrolling interests	1,242	6,490	(5,248)

Economic Net Income (Loss)	$71,129	$58,272	$12,857

Syndicated Capital	$676,500	$680,800	$(4,300)

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees increased due to an increase in the size of capital markets transactions for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Our capital markets business does not generate management or monitoring fees. Overall, we completed 51 capital markets transactions for the six months ended June 30, 2016 of which 9 represented equity offerings and 42 represented debt offerings, as compared to 61 transactions for the six months ended June 30, 2015 of which 11 represented equity offerings and 50 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets businesses as well as third party companies. For the six months ended June 30, 2016 approximately 18% of our transaction fees were earned from third parties as compared to approximately 29% for the six months ended June 30, 2015. Our transaction fees are comprised of fees earned from North America, Europe, Asia-Pacific and India. For the six months ended June 30, 2016 approximately 41% of our transaction fees were sourced internationally as compared to approximately 49% for the six months ended June 30, 2015. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility.

Segment Expenses

Compensation and Benefits and Other Operating Expenses

Segment expenses have decreased compared to the prior period primarily due to lower compensation and benefits expense.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in transaction fees as described above, partially offset by the reduction in compensation and benefits expense.

Syndicated Capital

Syndicated capital remained flat for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Overall, we completed 6 syndication transactions for the six months ended June 30, 2016 as compared to 9 syndications for the six months ended June 30, 2015.

Principal Activities

The following tables set forth information regarding the results of operations and certain key operating metrics for our Principal Activities segment for the three and six months ended June 30, 2016 and 2015.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended
	June 30, 2016	June 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	224,699	176,260	48,439
Net Unrealized Gains (Losses)	(297,448)	131,984	(429,432)
Total Realized and Unrealized	(72,749)	308,244	(380,993)
Interest Income and Dividends	74,451	127,878	(53,427)
Interest Expense	(48,447)	(52,472)	4,025
Net Interest and Dividends	26,004	75,406	(49,402)
Total Investment Income (Loss)	(46,745)	383,650	(430,395)

Total Segment Revenues	(46,745)	383,650	(430,395)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	23,695	25,900	(2,205)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	23,695	25,900	(2,205)
Occupancy and related charges	3,670	4,117	(447)
Other operating expenses	10,372	11,624	(1,252)
Total Segment Expenses	37,737	41,641	(3,904)

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$(84,482)	$342,009	$(426,491)

Segment Revenues
Investment Income
The net decrease is primarily due to net investment losses of $72.7 million during the three months ended June 30, 2016, compared to net investment gains of $308.2 million in the prior period, and to a lesser extent a decrease in net interest and dividends of $49.4 million.
For the three months ended June 30, 2016, net realized gains were comprised primarily of the sales or partial sales of private equity investments, the most significant of which were Walgreens Boots Alliance, Inc. and HCA Holdings, Inc. These gains were partially offset by losses from certain CLOs being called and the sale of certain alternative credit investments. Net unrealized losses were primarily attributable to the mark to market loss on First Data Corporation and to a lesser extent, the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc. and HCA Holdings, Inc. These losses were partially offset by an increase in the fair value of our energy portfolio and certain credit portfolios in the current period.
As of June 30, 2016, $141.6 million of investments in CLOs and our $328.6 million investment in our real estate investment trust were carried at cost. As of June 30, 2016, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $10.2 million loss for CLOs and a $10.8 million gain for the real estate investment trust.
CLO issuances typically increase when the spread between the assets and liabilities generates an attractive return to subordinated note holders. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders will be less attractive, and the issuance of CLOs are expected to generally decline. Since April 30, 2014, the date we completed our acquisition of KFN, we have called five CLOs held by KFN, and as a result, the amount of invested capital in our CLOs has decreased.
The CLOs that we issued prior to 2012 (“legacy CLOs”) were larger in total transaction size relative to those that were issued subsequently. As a result, our interests in the subordinated notes of legacy CLOs were significantly greater compared to our interests in the subordinated notes of those CLOs issued since 2012. Therefore, as our legacy CLOs are called and the assets held within the CLOs are sold to repay the CLO note holders, including us as a subordinated note holder, our capital invested in our CLO portfolio will decline. As of June 30, 2016, all but one of our legacy CLOs were called with all outstanding notes repaid. Unless we change our existing practice, we expect the size of our CLO portfolio to continue to decrease as well as associated interest income and interest expense, as a result of the foregoing, if not offset by new issuances or other opportunities of comparable size and/or amount. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs and credit.
For the three months ended June 30, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments, including the partial sales of Biomet, Inc. and The Nielsen Company B.V. and the sale of Kion Group AG. Net unrealized gains were primarily attributable to increases in value of various private equity investments including First Data Corporation and HCA Holdings, Inc. In addition, our investment in WMI Holdings Corp. (financial services sector) also contributed to net unrealized gains. Partially offsetting these increases were unrealized losses primarily related to the reversal of gains on sales of investments noted in the realized gains commentary above.
For the three months ended June 30, 2016, net interest and dividends were comprised of (i) $44.3 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and to a lesser extent our cash balances and other assets, (ii) $30.1 million of dividend income from distributions received through our private equity investments, real estate funds and Public Markets investments and, (iii) $48.5 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
For the three months ended June 30, 2015, net interest and dividends were comprised of (i) $98.0 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs as well as our cash balances and other assets (ii) $29.9 million of dividend income from distributions received through our investment funds and other assets and (iii) $52.5 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
The net decrease in net interest and dividends is due primarily to the lower amount of capital invested in CLOs as described above.

Segment Expenses
Compensation and Benefits
The decrease was primarily due to a decrease in the amount of compensation and benefits expenses allocated from the other operating segments to Principal Activities, as well as a lower amount of corporate compensation allocated to Principal Activities, in each case as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments. See "-Segment Analysis" for a discussion of expense allocations among segments.
Occupancy and Other Operating Expenses
The decrease was primarily driven by a decrease in the amount of occupancy and other operating expenses allocated from the other operating segments as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments.
Economic Net Income (Loss)
The economic net loss was primarily driven by the net investment losses as described above. Most notably, for the three months ended June 30, 2016, the reduction in the stock price of First Data Corporation, held directly in the Principal Activities segment reduced ENI by approximately $145 million.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	200,516	356,927	(156,411)
Net Unrealized Gains (Losses)	(862,439)	121,263	(983,702)
Total Realized and Unrealized	(661,923)	478,190	(1,140,113)
Interest Income and Dividends	182,571	224,311	(41,740)
Interest Expense	(96,991)	(98,230)	1,239
Net Interest and Dividends	85,580	126,081	(40,501)
Total Investment Income (Loss)	(576,343)	604,271	(1,180,614)

Total Segment Revenues	(576,343)	604,271	(1,180,614)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	48,405	52,692	(4,287)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	48,405	52,692	(4,287)
Occupancy and related charges	7,392	8,068	(676)
Other operating expenses	21,758	25,454	(3,696)
Total Segment Expenses	77,555	86,214	(8,659)

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$(653,898)	$518,057	$(1,171,955)

Segment Revenues
Investment Income
The net decrease is primarily due to net investment losses of $661.9 million during the six months ended June 30, 2016, compared to net investment gains of $478.2 million in the prior period and, to a lesser extent, a decrease in net interest and dividends of $40.5 million.
For the six months ended June 30, 2016, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc. and HCA Holdings, Inc., offset by the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management, which did not include the interest that we own in their general partner and management company, as well as certain CLOs being called and the sale of certain alternative credit investments. As of June 30, 2016, KKR no longer holds any limited partner interests in BlackGold Capital Management. Net unrealized losses were primarily attributable to mark to market losses on various Private Markets investments including First Data Corporation and to a lesser extent WMI Holdings Corp., mark to market losses on various alternative credit investments and unrealized losses on energy investments, and reversals of unrealized gains on the sales of private equity investments.
As of June 30, 2016, $141.6 million of investments in CLOs and our $328.6 million investment in our real estate investment trust were carried at cost. As of June 30, 2016, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $10.2 million loss for CLOs and a $10.8 million gain for the real estate investment trust.
CLO issuances typically increase when the spread between the assets and liabilities generates an attractive return to subordinated note holders. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders will be less attractive, and the issuance of CLOs are expected to generally decline. Since April 30, 2014, the date we completed our acquisition of KFN, we have called five CLOs held by KFN, and as a result, the amount of invested capital in our CLOs has decreased.
The CLOs that we issued prior to 2012 (“legacy CLOs”) were larger in total transaction size relative to those that were issued subsequently. As a result, our interests in the subordinated notes of legacy CLOs were significantly greater compared to our interests in the subordinated notes of those CLOs issued since 2012. Therefore, as our legacy CLOs are called and the assets held within the CLOs are sold to repay the CLO note holders, including us as a subordinated note holder, our capital invested in our CLO portfolio will decline. As of June 30, 2016, all but one of our legacy CLOs were called with all outstanding notes repaid. Unless we change our existing practice, we expect the size of our CLO portfolio to continue to decrease as well as associated interest income and interest expense, as a result of the foregoing, if not offset by new issuances or other opportunities of comparable size and/or amount. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs and credit.
For the six months ended June 30, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc., Biomet, Inc., and Kion Group AG. Net unrealized gains were primarily attributable to increases in value of various private equity investments including First Data Corporation and Walgreens Boots Alliance, Inc. In addition our investment in WMI Holdings Corp. also contributed to net unrealized gains. Partially offsetting these increases were unrealized losses primarily related to the reversal of gains on sales of investments noted in the realized gains commentary above and overall reductions in the value of our investment in CLOs and certain credit investments.
For the six months ended June 30, 2016, net interest and dividends were comprised of (i) $96.0 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and to a lesser extent our cash balances and other assets, (ii) $86.6 million of dividend income from distributions received through our private equity investments, real estate funds and Public Markets investments and (iii) $97.0 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
For the six months ended June 30, 2015, net interest and dividends were comprised of (i) $184.8 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs as well as our cash balances and other assets, (ii) $39.5 million of dividend income from distributions received through our investment funds and other assets and (iii) $98.2 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
The net decrease in net interest and dividends is due primarily to the lower amount of capital invested in CLOs described above and to a lesser extent a lower level of dividends in the 2016 period.

Segment Expenses
Compensation and Benefits
The decrease was primarily due to a decrease in the amount of compensation and benefits expenses allocated from the other operating segments to Principal Activities, as well as a lower amount of corporate compensation allocated to Principal Activities, in each case as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments. See "-Segment Analysis" for a discussion of expense allocations among segments.
Occupancy and Other Operating Expenses
The decrease was primarily driven by a decrease in the amount of occupancy and other operating expenses allocated from the other operating segments as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments.
Economic Net Income (Loss)
The economic net loss was primarily driven by the net investment losses as described above. Most notably for the six months ended June 30, 2016, the reduction in the stock price of First Data Corporation held directly in the Principal Activities segment reduced ENI by approximately $380 million.
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

The following tables present our segment balance sheet as of June 30, 2016 and December 31, 2015:

	As of	As of
	June 30, 2016	December 31, 2015
	($ in thousands, except per unit amounts)
Cash and Short-term Investments	$1,876,750	$1,287,650
Investments	7,974,032	8,958,089
Unrealized Carry (a)	1,300,899	1,415,478
Other Assets	1,710,265	1,613,139
Corporate Real Estate	161,225	154,942
Total Assets	$13,023,171	$13,429,298

Debt Obligations - KKR (ex-KFN)	$2,000,000	$2,000,000
Debt Obligations - KFN	657,310	657,310
Preferred Shares - KFN	373,750	373,750
Other Liabilities	353,845	291,537
Total Liabilities	3,384,905	3,322,597

Noncontrolling Interests	21,226	127,472
Preferred Units	500,000	—

Book Value	$9,117,040	$9,979,229

Book Value Per Outstanding Adjusted Unit	$11.33	$12.18

(a) Unrealized Carry
Private Markets	$1,238,458	$1,340,556
Public Markets	62,441	74,922
Total	$1,300,899	$1,415,478

The following table presents the holdings of our segment balance sheet by asset class as of June 30, 2016:

	As of June 30, 2016

Investments	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Co-Investments and Other Equity	$1,937,299	$2,132,253	26.7%
Private Equity Funds	861,590	1,010,898	12.7%
Private Equity Total	2,798,889	3,143,151	39.4%

Energy	977,179	517,591	6.5%
Real Estate (a)	767,636	808,041	10.1%
Infrastructure	189,225	211,949	2.7%
Real Assets Total	1,934,040	1,537,581	19.3%

Special Situations	845,364	680,760	8.5%
Direct Lending	76,279	73,032	0.8%
Mezzanine	29,738	28,116	0.6%
Alternative Credit Total	951,381	781,908	9.9%
CLOs (a)	1,295,869	878,027	11.0%
Liquid Credit	188,924	186,525	2.3%
Specialty Finance	287,483	192,683	2.4%
Credit Total	2,723,657	2,039,143	25.6%

Other	1,300,990	1,254,157	15.7%

Total Investments	$8,757,576	$7,974,032	100.0%

	As of June 30, 2016
Significant Investments: (b)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$1,061,182	$887,455	11.1%
Walgreens Boots Alliance (NASDAQ: WBA)	164,561	547,809	6.9%
WMI Holdings Corp. (NASDAQ: WMIH)	221,412	270,193	3.4%
Oil & Gas Royalties Investment	116,463	154,600	1.9%
Natural Gas Midstream Investment	120,357	130,083	1.6%
Total Significant Investments	1,683,975	1,990,140	24.9%

Other Investments	7,073,601	5,983,892	75.1%
Total Investments	$8,757,576	$7,974,032	100.0%

(a) Includes approximately $141.6 million and $328.6 million of CLOs and our holdings of a real estate investment trust, respectively, that are held at cost.

(b) The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of June 30, 2016. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR’s GAAP Condensed Consolidated Statements of Financial Condition to Total Reportable Segments Balance Sheet as of June 30, 2016 and December 31, 2015.

As of June 30, 2016
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,512,475	—	—	364,275	—	—	$1,876,750	Cash and Short-term Investments
Investments	30,375,163	(19,992,654)	(1,107,578)	(1,300,899)	—	—	7,974,032	Investments
		—	—	1,300,899	—	—	1,300,899	Unrealized Carry
Other Assets	5,619,233	(3,093,511)	—	(525,500)	—	(289,957)	1,710,265	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$37,506,871	(23,086,165)	(1,107,578)	—	—	(289,957)	$13,023,171

Liabilities and Equity
Debt Obligations	17,894,036	(15,236,726)	—	(657,310)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	657,310	—	—	657,310	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,928,882	(2,325,229)	(1,107,578)	—	—	(142,230)	353,845	Other Liabilities
Total Liabilities	21,822,918	(17,561,955)	(1,107,578)	373,750	—	(142,230)	3,384,905

Redeemable Noncontrolling Interests	339,637	(339,637)	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—
KKR & Co. L.P. Capital - Common Unitholders	5,001,602	173,451	—	(17,446)	4,107,160	(147,727)	9,117,040	Book Value
Noncontrolling Interests	9,860,160	(5,358,024)	—	(373,750)	(4,107,160)	—	21,226	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$37,506,871	(23,086,165)	(1,107,578)	—	—	(289,957)	$13,023,171

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

As of December 31, 2015
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,047,740	—	—	239,910	—	—	$1,287,650	Cash and Short-term Investments
Investments	65,305,931	(53,733,364)	(1,199,000)	(1,415,478)	—	—	8,958,089	Investments
		—	—	1,415,478	—		1,415,478	Unrealized Carry
Other Assets	4,688,668	(2,406,048)	—	(394,852)	—	(274,629)	1,613,139	Other Assets
			—	154,942	—	—	154,942	Corporate Real Estate
Total Assets	$71,042,339	(56,139,412)	(1,199,000)	—	—	(274,629)	$13,429,298

Liabilities and Equity
Debt Obligations	18,714,597	(16,057,287)	—	(657,310)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	657,310	—	—	657,310	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	2,860,157	(1,228,091)	(1,199,000)	—	—	(141,529)	291,537	Other Liabilities
Total Liabilities	21,574,754	(17,285,378)	(1,199,000)	373,750	—	(141,529)	3,322,597

Redeemable Noncontrolling Interests	188,629	(188,629)	—	—	—	—

Equity
Series A Preferred Units	—	—	—	—	—	—
Series B Preferred Units	—	—	—	—	—	—		Preferred Units
KKR & Co. L.P. Capital - Common Unitholders	5,547,182	133,208	—	—	4,431,939	(133,100)	9,979,229	Book Value
Noncontrolling Interests	43,731,774	(38,798,613)	—	(373,750)	(4,431,939)		127,472	Noncontrolling Interests
Total Liabilities and Equity	$71,042,339	(56,139,412)	(1,199,000)	—	—	(274,629)	$13,429,298

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding - Basic to Outstanding Adjusted Units.

	As of	As of
	June 30, 2016	December 31, 2015
GAAP Common Units Outstanding - Basic	446,203,551	457,834,875
Adjustments:
Unvested Common Units(a)	28,802,049	23,212,300
Other Exchangeable Securities (b)	4,668,646	4,689,610
GAAP Common Units Outstanding - Diluted	479,674,246	485,736,785
Adjustments:
KKR Holdings Units (c)	358,673,603	361,346,588
Adjusted Units	838,347,849	847,083,373
Adjustments:
Unvested Common Units and Unvested Other Exchangeable Securities	(29,630,861)	(24,060,289)
Adjusted Units Eligible for Distribution	808,716,988	823,023,084
Adjustments:
Vested Other Exchangeable Securities (b)	(3,839,834)	(3,841,621)
Outstanding Adjusted Units	804,877,154	819,181,463

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

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to our funds and CLOs, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our unitholders, certain holders of certain exchangeable securities and holders of our Series A and Series B Preferred Units; and (vii) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements.  See "-Liquidity - Liquidity Needs - Distributions."

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, managed accounts, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) realizations on and sales of investments and other assets, including the transfers of investments for fund formations, (v) borrowings under our credit facilities, debt offerings and other borrowing arrangements and (vi) preferred offerings. In addition, we may generate cash proceeds from sales of equity securities.

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of June 30, 2016, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

As of June 30, 2016, netting holes in excess of $50 million existed at our Asian Fund for $67.2 million and our European Fund IV for $122.5 million. In accordance with the criteria set forth above, funds may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations and KFN securities, see Note 10 "Debt Obligations" to the audited financial statements in our Annual Report. The information presented below updates, and should be read in conjunction with such information. No amounts were borrowed under our corporate credit agreement with HSBC Bank USA for the three and six months ended June 30, 2016.

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
For the quarter ended June 30, 2016, a total of $525 million was borrowed and $525 million was repaid under the KCM Credit Agreement. For the six months June 30, 2016, a total of $663 million was borrowed and $663 million was repaid under the KCM Credit Agreement.

Preferred Units

On March 17, 2016, KKR & Co. L.P. issued 13,800,000 units of 6.75% Series A Preferred Units and on June 20, 2016, KKR issued 6,200,000 units of 6.50% Series B Preferred Units, in each case, in an underwritten public offering. The Series A Preferred Units and Series B Preferred Units trade on the NYSE under the symbols "KKR PR A" and "KKR PRA B", respectively. The terms of the preferred units are set forth in the limited partnership agreement of KKR & Co. L.P.

If declared, distributions on the preferred units are payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate per annum equal to 6.75%, in the case of the Series A Preferred Units, and 6.50% in the case of the Series B Preferred Units. Distributions on the preferred units are discretionary and non-cumulative. Holders of preferred units will only receive distributions on such units when, as and if declared by the board of directors of the general partner of KKR & Co. L.P. We have no obligation to declare or pay any distribution for any distribution period, whether or not distributions on any series of preferred units are declared or paid for any other distribution period.

Unless distributions have been declared and paid (or declared and set apart for payment) on the preferred units for a quarterly distribution period, we may not declare or pay distributions on, or repurchase, any units of KKR & Co. L.P. that are junior to the preferred units, including our common units, during such distribution period. A distribution period begins on a distribution payment date and extends to, but excludes, the next distribution payment date. See "--Liquidity Needs--Distributions" for a discussion of the distributions declared on the Series A and Series B Preferred Units.

If KKR & Co. L.P. dissolves, then the holders of the Series A Preferred Units and Series B Preferred Units are entitled to receive payment of a $25.00 liquidation preference per preferred unit, plus declared and unpaid distributions, if any, to the extent that we have sufficient gross income (excluding any gross income attributable to the sale or exchange of capital assets) such that holders of such preferred units have capital account balances equal to such liquidation preference, plus declared and unpaid distributions, if any.

The Series A and Series B Preferred Units do not have a maturity date. However, the Series A Preferred Units may be redeemed at our option, in whole or in part, at any time on or after June 15, 2021, at a price of $25.00 per Series A Preferred Unit, plus declared and unpaid distributions, if any.  The Series B Preferred Units may be redeemed at our option, in whole or in part, at any time on or after September 15, 2021, at a price of $25.00 per Series B Preferred Unit, plus declared and unpaid distributions, if any.  Holders of preferred units have no right to require the redemption of such units.

If a certain change of control event with a ratings downgrade occurs prior to June 15, 2021, the Series A Preferred Units may be redeemed at our option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per Series A Preferred Unit, plus declared and unpaid distributions, if any.  If a certain change of control event with a ratings downgrade occurs prior to September 15, 2021, the Series B Preferred Units may be redeemed at our option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event, at a price of $25.25 per Series B Preferred Unit, plus declared and unpaid distributions, if any.  If such a change of control event occurs (whether before, on or after June 15, 2021, in the case of the Series A Preferred Units and September 15, 2021, in the case of the Series B Preferred Units) and we do not give such notice, the distribution rate per annum on the applicable series of preferred units will increase by 5.00%, beginning on the 31st day following such change of control event.

The Series A and Series B Preferred Units are not convertible into common units of KKR & Co. L.P. and have no voting rights, except that holders of preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to declare and pay distributions, certain amendments to the terms of the preferred units, and the creation of preferred units that are senior to the Series A Preferred Units and Series B Preferred Units.

In connection with the issuance of the preferred units, the KKR Group Partnerships issued for the benefit of KKR & Co. L.P. two series of preferred units with economic terms that mirror those of each series of preferred units.

Common Units

On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, the KKR Financial Holdings LLC 2007 Share Incentive Plan (the "KFN Share Incentive Plan") and the KKR Asset Management LLC 2011 Share Incentive Plan (the "KAM Share Incentive Plan"), and together with the Equity Incentive Plan and the KFN Share Incentive Plan, the "Plans", and (2) the amount of cash delivered in respect of awards granted pursuant to the Plans that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The KFN Share Incentive Plan terminated in May 2015, but continues to govern unexpired awards. No additional equity awards will be issued under the KFN Share Incentive Plan or the KAM Share Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014. As of June 30, 2016, 4,173,039 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of June 30, 2016. In April 2016, we canceled 2.0 million granted equity awards for approximately $29 million to satisfy tax obligations in connection with their vesting.

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

•	service debt obligations, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses, including litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy for our common units or the terms of our preferred units;

•	underwrite commitments within our capital markets business;

•	fund our equity commitment to joint ventures such as Merchant Capital Solutions LLC;

•	make future purchase price payments in connection with our proprietary acquisitions or investments, such as our acquisition of Prisma and strategic partnerships with Nephila and Marshall Wace;

•	acquire additional Principal Activities assets, including other businesses and corporate real estate; and

•	repurchase KKR & Co. L.P. common units pursuant to the unit repurchase program announced on October 27, 2015.

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. Since inception of the unit repurchase program through June 30, 2016, KKR has repurchased and canceled approximately 29.3 million outstanding common units for approximately $427.2 million. From June 30, 2016 through July 20, 2016, KKR has repurchased and canceled approximately 1.0 million additional outstanding common units for approximately $12.2 million. For additional information regarding units repurchased during the second quarter of 2016, see "--Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 5% of a fund's total capital commitments at final closing, but may be greater for certain funds pursuing newer strategies and newer private equity funds such as Americas Fund XII. The following table presents our uncalled commitments to our active investment funds as of June 30, 2016:

Uncalled Commitments
Private Markets	($ in thousands)
Americas Fund XII	$1,000,000
European Fund IV	131,500
Energy Income and Growth	130,900
Global Infrastructure II	98,400
Real Estate Partners Americas	90,000
North America Fund XI	88,700
Real Estate Partners Europe	66,800
Asian Fund II	39,900
Co-Investment Vehicles	24,400
Other Private Markets Funds	500,000
Total Private Markets Commitments	2,170,600

Public Markets
Special Situations Fund	6,800
Special Situations Fund II	233,600
Mezzanine Partners	5,900
Lending Partners	9,500
Lending Partners II	32,900
Lending Partners Europe	36,200
Other Alternative Credit Vehicles	126,400
Total Public Markets Commitments	451,300

Total Uncalled Commitments	$2,621,900

As of June 30, 2016, KKR had unfunded commitments consisting of (i) $2,621.9 million, as shown above, to its active private equity and other investment vehicles, (ii) $148.2 million in connection with commitments by KKR's capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions as described below and (iv) other investment commitments of $87.7 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

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

Merchant Capital Solutions

Merchant Capital Solutions LLC (MCS, formerly known as MerchCap Solutions LLC) is a joint venture partnership with Stone Point Capital. MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain balance sheet investments to support client needs. As of June 30, 2016 each of KKR and Stone Point have committed $150 million of equity to MCS to support its business for total equity commitments of $300 million. KKR's remaining unfunded commitment is approximately $128.6 million as of June 30, 2016. KKR expects that certain capital markets activities for third parties (other than KKR and its portfolio companies) will be principally conducted by MCS.

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

For the three and six months ended June 30, 2016 and 2015, no cash payments have been made under the tax receivable agreement. As of June 30, 2016, $3.4 million of cumulative income tax savings have been realized. See "-Liquidity-Other Liquidity Needs- Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

Distributions
A distribution of $0.16 per common unit has been declared, which will be paid on August 19, 2016 to holders of record of common units as of the close of business on August 5, 2016. Under KKR's distribution policy for its common units, KKR intends to make equal quarterly distributions to holders of common units in an amount of $0.16 per common unit per quarter.
On March 17, 2016, KKR issued 13,800,000 units of 6.75% Series A Preferred Units at $25.00 per unit, and on June 20, 2016, KKR issued 6,200,000 units of 6.50% Series B Preferred Units at $25.00 per unit. Distributions on each series of preferred units are payable, when and if declared, quarterly on March 15, June 15, September 15 and December 15 of each year. Distributions on the preferred units are non-cumulative. KKR’s ability to repurchase and declare distributions on its common units is subject to the declaration of distributions on the preferred units.
A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on September 15, 2016 to holders of record of Series A Preferred Units as of the close of business on September 1, 2016. A distribution of $0.383681 per Series B Preferred Unit has been declared and set aside for payment on September 15, 2016 to holders of record of Series B Preferred Units as of the close of business on September 1, 2016. The first distribution on the Series B Preferred Units is calculated based on the date of the original issuance.
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

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2016. This table differs from the table presented below which sets forth contractual commitments on an unconsolidated basis principally because this table includes the obligations of our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$5,912.7	$—	$—	$—	$5,912.7
Debt payment obligations (2)	687.7	580.1	2,319.9	14,407.0	17,994.7
Interest obligations on debt (3)	622.3	1,187.0	1,140.9	4,342.3	7,292.5
Underwriting commitments (4)	50.0	—	—	—	50.0
Lending commitments (5)	98.2	—	—	—	98.2
Other commitments (6)	178.3	36.3	—	1.7	216.3
Lease obligations	52.4	93.7	67.6	18.2	231.9
Corporate real estate (7)	—	292.5	—	—	292.5
Total	$7,601.6	$2,189.6	$3,528.4	$18,769.2	$32,088.8

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

(2)
Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $2.0 billion gross of unamortized discount, (ii) KFN 2041 Senior Notes and KFN 2042 Senior Notes of $0.4 billion, net of unamortized premium, (iii) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $1.4 billion, (v) debt securities issued by our consolidated CLOs of $8.4 billion and (vi) debt securities issued by our consolidated CMBS entities of $5.5 billion. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2016 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2016, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2016, a payable of $128.7 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2016, approximately $19.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of June 30, 2016, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $35.9 million.

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2016 on an unconsolidated basis before the consolidation of funds and CFEs:

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$2,621.9	$—	$—	$—	$2,621.9
Debt payment obligations (2)	—	—	500.0	2,157.3	2,657.3
Interest obligations on debt (3)	152.9	299.3	283.4	2,542.6	3,278.2
Underwriting commitments (4)	50.0	—	—	—	50.0
Lending commitments (5)	98.2	—	—	—	98.2
Other commitments (6)	178.3	36.3	—	1.7	216.3
Lease obligations	52.4	93.7	67.6	18.2	231.9
Corporate real estate (7)	—	292.5	—	—	292.5
Total	$3,153.7	$721.8	$851.0	$4,719.8	$9,446.3

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

(2)
Represents the 2020 Senior Notes, 2043 Senior Notes, 2044 Senior Notes, KFN 2041 Senior Notes, KFN 2042 Senior Notes, and KFN Junior Subordinated Notes which are presented gross of unamortized discounts and net of unamortized premiums. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at June 30, 2016 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of June 30, 2016, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of June 30, 2016, a payable of $128.7 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2016, approximately $19.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of June 30, 2016, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $35.9 million.

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of June 30, 2016, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their June 30, 2016 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,429.8 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, KKR's potential exposure has been reduced to $155.2 million as of June 30, 2016. Using valuations as of June 30, 2016, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I

Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. The types of financial instruments included in this category are publicly-listed equities, credit investments and securities sold short. We classified 10.9% of total investments measured and reported at fair value as Level I at June 30, 2016.

Level II

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments included in this category are credit investments, investments and debt obligations of consolidated CLO entities, convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts. We classified 37.1% of total investments measured and reported at fair value as Level II at June 30, 2016.

Level III

Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments generally included in this category are private portfolio companies, real assets investments, credit investments, equity method investments for which the fair value option was elected and investments and debt obligations of consolidated CMBS entities. We classified 52.0% of total investments measured and reported at fair value as Level III at June 30, 2016. The valuation of our Level III investments at June 30, 2016 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 84.0% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2016, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for our Level III private equity investments were 42% and 46% and 12%, respectively.

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

During the three months ended June 30, 2016, the value of our energy real asset investments in oil and gas producing properties increased as a result of increased prices of natural gas and oil. The long-term price of WTI crude and natural gas increased approximately 14% and 6%, respectively, during the quarter favorably impacting the value of our energy real assets. The long-term price of WTI crude oil increased from approximately $47 per barrel to $54 per barrel and the long-term price of natural gas increased from approximately $2.90 per mcf to $3.00 per mcf as of March 31, 2016 and June 30, 2016, respectively.
On a segment basis, our energy real asset investments in oil and gas producing properties as of June 30, 2016 had a fair value of approximately $518 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $51.8 million and a decline in net income attributable to KKR & Co. L.P. of $28.7 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of June 30, 2016, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $13 million lower, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 55.4% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. For credit investments, an independent valuation firm is generally engaged by KKR with respect to most investments classified as Level III. The valuation firm either provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees. Less than 6% of the total value of our Level III credit investments are not valued with the engagement of an independent valuation firm.

KKR has a global valuation committee comprised of senior employees including investment professionals and professionals from business operations functions, and includes our Chief Financial Officer, General Counsel and Chief Compliance Officer. The global valuation committee is assisted by valuation sub-committees and investment professionals for each business strategy. All preliminary Level III valuations are reviewed and approved by the valuation sub-committees for private equity, real estate, energy and infrastructure and credit, as applicable. When Level III valuations are required to be performed on hedge fund investments, a valuation sub-committee for hedge funds reviews these valuations. The valuation sub-committees are responsible for the review and approval of valuations in their respective business lines on a quarterly basis. The members of the valuation sub-committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments.

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

As of June 30, 2016, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

As of June 30, 2016, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of June 30, 2016, investments which represented greater than 5% of total reportable segments investments consisted of First Data Corporation and Walgreens Boots Alliance, Inc. valued at $887.5 million and $547.8 million, respectively. Our investment income can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation (NYSE:FDC) and Walgreens Boots Alliance, Inc. (NASDAQ: WBA). For the three and six months ended June 30, 2016, the reduction in the stock price of First Data Corporation reduced economic net income on a segment basis by approximately $180 million and $480 million, respectively. See "--Business Environment" for a discussion on the impact of global equity markets on our financial condition and "--Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There was no material change in our market risks during the three months ended June 30, 2016. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 17 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K ("Annual Report) for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016. The information presented below updates "Risk Factors - Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition." in our Annual Report, and should be read in conjunction with this and other risk factors and information disclosed in our Annual Report, which is accessible on the SEC’s website at www.sec.gov.
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. The referendum has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the depreciation of foreign currencies against the U.S. dollar. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the United Kingdom's withdrawal from the European Union. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the United Kingdom and the European Union. A withdrawal could also act as a catalyst for other countries to withdraw from the European Union, which would greatly amplify the adverse events described in this paragraph. A continued depreciation of foreign currencies against the U.S. dollar, if not adequately hedged, and a weaker growth in the United Kingdom and European Union would reduce the value of our investments in the region thus adversely impacting our financial results. Uncertainty and illiquidity in markets in the United Kingdom and European Union also subject our estimates of fair market value of Level III investments to greater uncertainty, as key inputs for these valuations require significant assumptions and judgments based on market information. In addition volatility in the capital markets may impair the ability of our investment funds and their portfolio companies to obtain financing, which may result in lower‑yielding investments and potentially decrease our net income. While as of June 30, 2016, the fair value of our portfolio companies that derive the majority of their revenues from the United Kingdom is a small percentage of the fair value of our global private markets portfolio, our portfolio companies as a whole earn a meaningful percentage of their revenues in British pounds, which may result in an indirect loss of value over time. As of June 30, 2016, we have hedged our direct currency exposure such that the impact of the depreciation of the British pound on the fair value of our investments was modest, but there is no assurance that such hedging strategies will continue to be effective or that we will continue such hedging strategies. In addition, such hedging strategies would not be expected to address some of the indirect consequences described above.
Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Such divergence and uncertainty with respect to the laws and regulations in the United Kingdom may increase the cost of raising capital, underwriting and distributing securities and conducting business generally. Changes in regulation may also impair our ability recruit, retain and motivate new employees and retain key employees.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Unit Repurchases in the Second Quarter of 2016

The table below sets forth the information with respect to purchases made by or on behalf of KKR & Co. L.P. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common units during the second quarter of 2016.

Issuer Purchases of Common Units
(amounts in thousands, except unit and per unit amounts)

	Total Number of Units Purchased	Average Price Paid Per Units	Cumulative Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2016 to April 30, 2016)	2,534,267	$13.94	26,675,994	$107,782
Month #2 (May 1, 2016 to May 31, 2016)	1,418,400	$13.23	28,094,394	$89,017
Month #3 (June 1, 2016 to June 30, 2016)	1,229,153	$13.15	29,323,547	$72,853
Total through June 30, 2016	5,181,820
Purchases subsequent to June 30, 2016:
(July 1, 2016 to July 20, 2016)	994,200	$12.33	30,317,747	$60,590
Total through July 20, 2016	6,176,020

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

During the second quarter of 2016, in addition to the units repurchased as described in the table above, (1) cash was used to pay the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash was delivered in respect of certain awards granted pursuant to the Equity Incentive Plan. These payments amounted to approximately $29.4 million and represented the equivalent of equity awards representing 1,984,178 KKR common units. Since cash was used to settle the amounts in (1) and (2) above, 1,984,178 KKR common units were canceled, and accordingly, such units are no longer included in KKR's common unit count on a fully diluted basis.

Additionally, during the second quarter of 2016, 142,300 KKR Group Partnership Units were exchanged by KKR Holdings and its principals for an equal number of our common units, resulting in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings.

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

KKR & CO. L.P.

By: KKR Management LLC
Its General Partner

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC)

DATE:	August 4, 2016

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015; (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and June 30, 2015, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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