Form 10-Q
period 2016-09-30
KKR & Co. L.P.
filed 2016-11-04
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 449,530,989 Common Units of the registrant outstanding.

KKR & CO. L.P.

FORM 10-Q

For the Quarter Ended September 30, 2016

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

This report uses the terms assets under management or AUM, fee paying assets under management or FPAUM, economic net income or ENI, fee related earnings or FRE, distributable earnings, capital invested, syndicated capital and book value. You should note that our calculations of these financial measures and other financial measures may differ from the calculations of other investment managers and, as a result, our financial measures may not be comparable to similar measures presented by other investment managers. These and other financial measures are defined in the section "Management's Discussion and Analysis of Financial Condition & Results of Operations—Segment Operating and Performance Measures" and "— Segment Balance Sheet."

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

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	September 30, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$2,196,800	$1,047,740
Cash and Cash Equivalents Held at Consolidated Entities	1,276,330	1,472,120
Restricted Cash and Cash Equivalents	180,611	267,628
Investments	31,277,959	65,305,931
Due from Affiliates	343,106	139,783
Other Assets	2,709,793	2,809,137
Total Assets	$37,984,599	$71,042,339

Liabilities and Equity
Debt Obligations	$17,589,353	$18,714,597
Due to Affiliates	375,931	144,807
Accounts Payable, Accrued Expenses and Other Liabilities	3,197,050	2,715,350
Total Liabilities	21,162,334	21,574,754

Commitments and Contingencies

Redeemable Noncontrolling Interests	395,210	188,629

Equity
Series A Preferred Units (13,800,000 units issued and outstanding as of September 30, 2016)	332,988	—
Series B Preferred Units (6,200,000 units issued and outstanding as of September 30, 2016)	149,566	—
KKR & Co. L.P. Capital - Common Unitholders (446,200,620 and 457,834,875 common units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	5,334,045	5,547,182
Total KKR & Co. L.P. Partner's Capital	5,816,599	5,547,182
Noncontrolling Interests	10,610,456	43,731,774
Total Equity	16,427,055	49,278,956
Total Liabilities and Equity	$37,984,599	$71,042,339

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued) (UNAUDITED)

(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the condensed consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs”) as of September 30, 2016 and December 31, 2015. KKR's consolidated VIEs consist primarily of certain collateralized financing entities (“CFEs”) holding collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS”) and certain investment funds. With respect to consolidated VIEs, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs. The noteholders, limited partners and other creditors of these VIEs have no recourse to KKR’s general assets. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR’s beneficial interest therein and any fees generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed, if any.

	September 30, 2016
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$840,212	$436,118	$1,276,330
Restricted Cash and Cash Equivalents	—	126,338	126,338
Investments	13,514,574	8,516,443	22,031,017
Due from Affiliates	—	8,610	8,610
Other Assets	266,646	561,950	828,596
Total Assets	$14,621,432	$9,649,459	$24,270,891

Liabilities
Debt Obligations	$13,178,833	$1,496,900	$14,675,733
Due to Affiliates	—	—	—
Accounts Payable, Accrued Expenses and Other Liabilities	757,922	316,651	1,074,573
Total Liabilities	$13,936,755	$1,813,551	$15,750,306

	December 31, 2015
	Consolidated CFEs	Consolidated KKR Funds and Other Entities	Total
Assets
Cash and Cash Equivalents Held at Consolidated Entities	$975,433	$—	$975,433
Investments	12,735,309	—	12,735,309
Other Assets	133,953	—	133,953
Total Assets	$13,844,695	$—	$13,844,695

Liabilities
Debt Obligations	$12,365,222	$—	$12,365,222
Accounts Payable, Accrued Expenses and Other Liabilities	546,129	—	546,129
Total Liabilities	$12,911,351	$—	$12,911,351

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Fees and Other	$687,056	$188,626	$1,426,618	$735,845

Expenses
Compensation and Benefits	358,161	96,959	780,062	873,649
Occupancy and Related Charges	16,405	16,484	49,159	48,388
General, Administrative and Other	136,551	163,477	413,437	424,093
Total Expenses	511,117	276,920	1,242,658	1,346,130

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	735,144	(1,555,681)	9,089	3,474,748
Dividend Income	73,105	270,759	167,987	710,130
Interest Income	256,505	299,485	753,194	898,628
Interest Expense	(255,105)	(151,554)	(607,812)	(402,944)
Total Investment Income (Loss)	809,649	(1,136,991)	322,458	4,680,562

Income (Loss) Before Taxes	985,588	(1,225,285)	506,418	4,070,277

Income Tax / (Benefit)	10,826	(7,390)	18,761	39,295

Net Income (Loss)	974,762	(1,217,895)	487,657	4,030,982
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	3,121	(12,925)	4,616	(11,883)
Net Income (Loss) Attributable to Noncontrolling Interests	611,288	(1,014,382)	353,044	3,586,640
Net Income (Loss) Attributable to KKR & Co. L.P.	360,353	(190,588)	129,997	456,225

Net Income Attributable to Series A Preferred Unitholders	5,822	—	11,515	—
Net Income Attributable to Series B Preferred Unitholders	2,379	—	2,379	—

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$352,152	$(190,588)	$116,103	$456,225

Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit
Basic	$0.79	$(0.42)	$0.26	$1.03
Diluted	$0.73	$(0.42)	$0.24	$0.95
Weighted Average Common Units Outstanding
Basic	445,989,300	452,165,697	448,149,747	444,675,159
Diluted	479,975,675	452,165,697	483,134,985	480,338,335

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$974,762	$(1,217,895)	$487,657	$4,030,982

Other Comprehensive Income (Loss), Net of Tax:

Foreign Currency Translation Adjustments	2,452	(6,824)	679	(24,251)

Comprehensive Income (Loss)	977,214	(1,224,719)	488,336	4,006,731

Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	3,121	(12,925)	4,616	(11,883)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	612,656	(1,020,114)	351,547	3,572,197

Comprehensive Income (Loss) Attributable to KKR & Co. L.P.	$361,437	$(191,680)	$132,173	$446,417

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(Amounts in Thousands, Except Unit Data)

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Noncontrolling Interests	Appropriated Capital	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2015	433,330,540	$5,403,095	$(20,404)	$5,382,691	$46,004,377	$16,895	$51,403,963	$300,098
Net Income (Loss)		456,225		456,225	3,586,640		4,042,865	(11,883)
Other Comprehensive Income (Loss)-Foreign Currency Translation (Net of Tax)			(9,808)	(9,808)	(14,443)		(24,251)
Cumulative-effect adjustment from adoption of accounting policies		(307)		(307)		(16,895)	(17,202)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	12,754,560	164,718	(1,153)	163,565	(163,565)		—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		20,648	282	20,930			20,930
Net Delivery of Common Units-Equity Incentive Plan	7,166,850	40,559		40,559			40,559
Equity Based Compensation		148,970		148,970	64,879		213,849
Capital Contributions				—	4,647,456		4,647,456	172,493
Capital Distributions		(544,179)		(544,179)	(10,443,815)		(10,987,994)	(300,143)
Balance at September 30, 2015	453,251,950	$5,689,729	$(31,083)	$5,658,646	$43,681,529	$—	$49,340,175	$160,565

	KKR & Co. L.P.
	Common Units	Capital - Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Total Capital - Common Units	Capital - Series A Preferred Units	Capital - Series B Preferred Units	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2016	457,834,875	$5,575,981	$(28,799)	$5,547,182	$—	$—	$43,731,774	$49,278,956	$188,629
Net Income (Loss)		116,103		116,103	11,515	2,379	353,044	483,041	4,616
Other Comprehensive Income (Loss)- Foreign Currency Translation (Net of Tax)			2,176	2,176			(1,497)	679
Deconsolidation of Funds				—			(34,240,240)	(34,240,240)
Exchange of KKR Holdings L.P. Units and Other Securities to KKR & Co. L.P. Common Units	4,655,059	54,674	(480)	54,194			(54,194)	—
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units		(158)	(89)	(247)				(247)
Net Delivery of Common Units - Equity Incentive Plan	5,098,522	(28,234)		(28,234)				(28,234)
Equity Based Compensation		148,257		148,257			37,775	186,032
Unit Repurchases	(21,387,836)	(291,903)		(291,903)				(291,903)
Equity Issued in connection with Preferred Unit Offering				—	332,988	149,566		482,554
Capital Contributions				—			1,948,552	1,948,552	223,739
Capital Distributions		(213,483)		(213,483)	(11,515)	(2,379)	(1,164,758)	(1,392,135)	(21,774)
Balance at September 30, 2016	446,200,620	$5,361,237	$(27,192)	$5,334,045	$332,988	$149,566	$10,610,456	$16,427,055	$395,210

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net Income (Loss)	$487,657	$4,030,982
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity Based Compensation	186,032	213,849
Net Realized (Gains) Losses on Investments	(354,105)	(4,335,930)
Change in Unrealized (Gains) Losses on Investments	345,016	861,182
Carried Interest Allocated as a result of Changes in Fund Fair Value	(602,695)	—
Other Non-Cash Amounts	29,465	(72,907)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Change in Cash and Cash Equivalents Held at Consolidated Entities	(56,992)	42,688
Change in Due from / to Affiliates	(157,793)	22,326
Change in Other Assets	(50,166)	466,498
Change in Accounts Payable, Accrued Expenses and Other Liabilities	442,025	(149,614)
Investments Purchased	(14,323,221)	(21,320,354)
Proceeds from Investments	13,498,957	21,973,822
Net Cash Provided (Used) by Operating Activities	(555,820)	1,732,542

Investing Activities
Change in Restricted Cash and Cash Equivalents	32,953	(169,799)
Purchase of Fixed Assets	(8,177)	(9,977)
Development of Oil and Natural Gas Properties	(1,588)	(89,542)
Proceeds from Sale of Oil and Natural Gas Properties	—	4,863
Net Cash Provided (Used) by Investing Activities	23,188	(264,455)

Financing Activities
Distributions to Partners	(213,483)	(544,179)
Distributions to Redeemable Noncontrolling Interests	(21,774)	(300,143)
Contributions from Redeemable Noncontrolling Interests	223,739	172,493
Distributions to Noncontrolling Interests	(1,164,758)	(10,443,815)
Contributions from Noncontrolling Interests	1,726,529	4,647,456
Issuance of Preferred Units (net of issuance costs)	482,554	—
Preferred Unit Distributions	(13,894)	—
Net Delivery of Common Units - Equity Incentive Plan	(28,234)	40,559
Unit Repurchases	(291,903)	—
Proceeds from Debt Obligations	5,339,824	10,373,768
Repayment of Debt Obligations	(4,353,147)	(4,539,684)
Financing Costs Paid	(3,761)	(35,704)
Net Cash Provided (Used) by Financing Activities	1,681,692	(629,249)

Net Increase/(Decrease) in Cash and Cash Equivalents	1,149,060	838,838
Cash and Cash Equivalents, Beginning of Period	1,047,740	918,080
Cash and Cash Equivalents, End of Period	$2,196,800	$1,756,918

See notes to condensed consolidated financial statements.

KKR & CO. L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$600,701	$350,193
Payments for Income Taxes	$21,335	$31,371
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contributions of Equity Based Compensation	$186,032	$213,849
Non-Cash Contributions from Noncontrolling Interests	$222,023	$—
Cumulative effect adjustment from adoption of accounting guidance	$—	$(17,202)
Debt Obligations - Net Gains / Losses, Translation and Other	$243,384	$110,371
Tax Effects Resulting from Exchange of KKR Holdings L.P. Units and delivery of KKR & Co. L.P. Common Units	$(247)	$20,930
Impairments of Oil and Natural Gas Properties	$—	$30,267
Changes in Consolidation including Adoption of ASU 2015-02
Cash and Cash Equivalents Held at Consolidated Entities	$(270,458)	$—
Restricted Cash and Cash Equivalents	$(54,064)	$—
Investments	$(35,686,489)	$—
Due From Affiliates	$147,427	$—
Other Assets	$(532,226)	$—
Debt Obligations	$(2,355,305)	$—
Due to Affiliates	$329,083	$—
Accounts Payable, Accrued Expenses and Other Liabilities	$(129,348)	$—
Noncontrolling Interests	$(34,240,240)	$—

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

KKR & Co. L.P. both indirectly controls the KKR Group Partnerships and indirectly holds Class A partner units in each KKR Group Partnership (collectively, “KKR Group Partnership Units”) representing economic interests in KKR’s business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. (“KKR Holdings”), which is not a subsidiary of KKR. As of September 30, 2016, KKR & Co. L.P. held approximately 55.6% of the KKR Group Partnership Units and principals through KKR Holdings held approximately 44.4% of the KKR Group Partnership Units. The percentage ownership in the KKR Group Partnerships will continue to change as KKR Holdings and/or principals exchange units in the KKR Group Partnerships for KKR & Co. L.P. common units or when KKR & Co. L.P. otherwise issues or repurchases KKR & Co. L.P. common units.

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

The following table presents the calculation of noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$4,018,305	$4,827,384	$4,347,153	$4,661,679
Net income (loss) attributable to noncontrolling interests held by KKR Holdings (a)	284,834	(166,078)	86,659	398,633
Other comprehensive income (loss), net of tax (b)	231	(2,516)	(37)	(10,048)
Impact of the exchange of KKR Holdings units to KKR & Co. L.P. common units (c)	(22,930)	(37,062)	(53,908)	(162,615)
Equity based compensation	7,822	15,515	27,469	53,149
Capital contributions	69	254	207	804
Capital distributions	(57,420)	(154,597)	(176,632)	(458,702)
Balance at the end of the period	$4,230,911	$4,482,900	$4,230,911	$4,482,900

(a)	Refer to the table below for calculation of Net income (loss) attributable to noncontrolling interests held by KKR Holdings.

(b)	Calculated on a pro rata basis based on the weighted average KKR Group Partnership Units held by KKR Holdings during the reporting period.

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

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$974,762	$(1,217,895)	$487,657	$4,030,982
Less: Net income (loss) attributable to Redeemable Noncontrolling Interests	3,121	(12,925)	4,616	(11,883)
Less: Net income (loss) attributable to Noncontrolling Interests in consolidated entities	326,454	(848,304)	266,385	3,188,007
Less: Net income (loss) attributable to Series A and Series B Preferred Unitholders	8,201	—	13,894	—
Plus: Income tax / (benefit) attributable to KKR Management Holdings Corp.	3,187	(14,745)	(8,376)	8,866
Net income (loss) attributable to KKR & Co. L.P. Common Unitholders and KKR Holdings	$640,173	$(371,411)	$194,386	$863,724

Net income (loss) attributable to noncontrolling interests held by KKR Holdings	$284,834	$(166,078)	$86,659	$398,633

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

For the three and nine months ended September 30, 2016 and 2015, respectively, fees and other consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Management Fees	$152,491	$50,199	$468,390	$149,941
Transaction Fees	113,056	60,014	277,776	250,954
Monitoring Fees	23,367	39,915	99,388	217,327
Fee Credits	(46,975)	(2,081)	(106,506)	(12,346)
Carried Interest	414,864	—	602,695	—
Incentive Fees	3,800	157	6,045	11,623
Oil and Gas Revenue	16,191	29,620	47,977	90,264
Consulting Fees	10,262	10,802	30,853	28,082
Total Fees and Other	$687,056	$188,626	$1,426,618	$735,845

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

Intangible Assets

Intangible assets consist primarily of contractual rights to earn future fee income, including management and incentive fees, and are recorded in Other Assets in the accompanying consolidated statements of financial condition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and amortization expense is included within General, Administrative and Other in the accompanying consolidated statements of operations. Intangible assets are reviewed for impairment when circumstances indicate impairment may exist. As of September 30, 2016, KKR does not have any indefinite-lived intangible assets.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in connection with an acquisition. Goodwill is assessed for impairment annually in the third quarter of each fiscal year or more frequently if circumstances indicate impairment may have occurred. Goodwill is recorded in Other Assets in the accompanying consolidated statements of financial condition.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties under Common Control ("ASU 2016-17"). This guidance in ASU 2016-17 states that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Decision makers would include those indirect interests on a proportionate basis. The guidance in the ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. KKR is currently evaluating the impact on the financial statements.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The guidance retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not changed significantly from previous GAAP. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the Statement of Financial Condition, (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (c) classify all cash payments within operating activities in the statement of cash flows. The guidance is effective for fiscal periods beginning after December 15, 2018. Early application is permitted. KKR is currently evaluating the impact on the financial statements.

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

Cash Flow Classification

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. KKR is currently evaluating the impact on the financial statements.

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

The following tables summarize total Net Gains (Losses) from Investment Activities for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (a)	$172,390	$37,465	$209,855	$939,218	$(1,751,892)	$(812,674)
Credit and Other (a)	(262,826)	256,137	(6,689)	(49,052)	(487,939)	(536,991)
Investments of Consolidated CFEs (a)	(18,697)	40,049	21,352	(341)	(157,045)	(157,386)
Real Assets (a)	28,803	70,700	99,503	7,319	(225,965)	(218,646)
Foreign Exchange Forward Contracts and Options (b)	41,254	(63,997)	(22,743)	98,191	(4,324)	93,867
Securities Sold Short (b)	232,448	29,545	261,993	8,539	6,409	14,948
Other Derivatives (b)	(17,224)	14,472	(2,752)	9,176	(23,770)	(14,594)
Debt Obligations and Other (c)	112,469	62,156	174,625	10,953	64,842	75,795
Net Gains (Losses) From Investment Activities	$288,617	$446,527	$735,144	$1,024,003	$(2,579,684)	$(1,555,681)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (a)	$370,266	$(412,303)	$(42,037)	$3,916,131	$(1,557)	$3,914,574
Credit and Other (a)	(284,992)	(104,028)	(389,020)	45,247	(522,364)	(477,117)
Investments of Consolidated CFEs (a)	(239,502)	547,099	307,597	(26,494)	(79,651)	(106,145)
Real Assets (a)	41,158	66,927	108,085	14,824	(162,065)	(147,241)
Foreign Exchange Forward Contracts and Options (b)	41,829	(75,398)	(33,569)	305,541	34,799	340,340
Securities Sold Short (b)	231,474	(10,343)	221,131	(680)	18,607	17,927
Other Derivatives (b)	(35,613)	40,081	4,468	20,699	(2,049)	18,650
Debt Obligations and Other (c)	229,485	(397,051)	(167,566)	60,662	(146,902)	(86,240)
Net Gains (Losses) From Investment Activities	$354,105	$(345,016)	$9,089	$4,335,930	$(861,182)	$3,474,748

(a) See Note 4 "Investments."
(b) See Note 8 "Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities."
(c) See Note 10 "Debt Obligations."

4. INVESTMENTS

Investments consist of the following:

	September 30, 2016	December 31, 2015
Private Equity	$3,000,570	$36,398,474
Credit	4,393,336	6,300,004
Investments of Consolidated CFEs	13,514,574	12,735,309
Real Assets	1,814,756	4,048,281
Equity Method	2,840,762	1,730,565
Carried Interest	2,731,310	245,066
Other	2,982,651	3,848,232
Total Investments	$31,277,959	$65,305,931

As of December 31, 2015, investments which represented greater than 5% of total investments consisted of Walgreens Boots Alliance, Inc. of $5.1 billion and First Data Corporation of $4.3 billion. As of September 30, 2016, there were no investments which represented greater than 5% of total investments. In addition, as of September 30, 2016 and December 31, 2015, investments totaling $14.6 billion and $14.2 billion, respectively, were pledged as direct collateral against various financing arrangements. See Note 10 “Debt Obligations.” The majority of the securities underlying private equity investments represent equity securities.

Carried Interest

Carried interest allocated to the general partner in respect of performance of investment funds that are not consolidated were as follows:

Balance at December 31, 2015	$245,066
Deconsolidation of Funds on Adoption of ASU 2015-02	2,712,962
Carried Interest Allocated as a result of Changes in Fund Fair Value	602,695
Cash Proceeds Received	(829,413)
Balance at September 30, 2016	$2,731,310

5. FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of KKR's assets and liabilities by the fair value hierarchy. Carried Interest and Equity Method Investments for which the fair value option has not been elected have been excluded from the tables below.

Assets, at fair value:

	September 30, 2016
	Level I	Level II	Level III	Total
Private Equity	$1,399,671	$111,814	$1,489,085	$3,000,570
Credit	—	1,174,324	3,219,012	4,393,336
Investments of Consolidated CFEs	—	7,969,895	5,544,679	13,514,574
Real Assets	—	—	1,814,756	1,814,756
Equity Method	—	284,251	505,184	789,435
Other	1,169,797	233,976	1,578,878	2,982,651
Total	2,569,468	9,774,260	14,151,594	26,495,322

Foreign Exchange Contracts and Options	—	170,304	—	170,304
Other Derivatives	1,625	23,784	—	25,409
Total Assets	$2,571,093	$9,968,348	$14,151,594	$26,691,035

	December 31, 2015
	Level I	Level II	Level III	Total
Private Equity	$16,614,008	$880,928	$18,903,538	$36,398,474
Credit	—	1,287,649	5,012,355	6,300,004
Investments of Consolidated CFEs	—	12,735,309	—	12,735,309
Real Assets	—	—	4,048,281	4,048,281
Equity Method	—	—	891,606	891,606
Other	817,328	449,716	2,581,188	3,848,232
Total	17,431,336	15,353,602	31,436,968	64,221,906

Foreign Exchange Contracts and Options	—	635,183	—	635,183
Other Derivatives	—	5,703	—	5,703
Total Assets	$17,431,336	$15,994,488	$31,436,968	$64,862,792

Liabilities, at fair value:

	September 30, 2016
	Level I	Level II	Level III	Total
Securities Sold Short	$541,826	$48,393	$—	$590,219
Foreign Exchange Contracts and Options	—	87,002	—	87,002
Unfunded Revolver Commitments	—	4,377	—	4,377
Other Derivatives (1)	—	49,410	62,059	111,469
Debt Obligations of Consolidated CFEs	—	7,743,242	5,435,591	13,178,833
Total Liabilities	$541,826	$7,932,424	$5,497,650	$13,971,900

	December 31, 2015
	Level I	Level II	Level III	Total
Securities Sold Short	$286,981	$13,009	$—	$299,990
Foreign Exchange Contracts and Options	—	83,748	—	83,748
Unfunded Revolver Commitments	—	15,533	—	15,533
Other Derivatives	—	104,518	—	104,518
Debt Obligations of Consolidated CFEs	—	12,365,222	—	12,365,222
Total Liabilities	$286,981	$12,582,030	$—	$12,869,011

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

The following tables summarize changes in assets and liabilities reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$1,231,868	$2,672,179	$5,615,342	$1,819,709	$477,219	$1,495,697	$13,312,014	$5,506,281
Transfers Out Due to Deconsolidation of Funds	—	—	—	—	—	—	—	—
Transfers In	—	1,677	—	—	—	—	1,677	—
Transfers Out	—	—	—	—	—	—	—	—
Asset Purchases / Debt Issuances	253,736	616,041	—	59,963	—	46,233	975,973	—
Sales	(43,789)	(168,342)	(8,993)	(164,419)	(725)	(16,677)	(402,945)	—
Settlements	—	24,296	—	—	—	—	24,296	(8,993)
Net Realized Gains (Losses)	17,386	(518)	—	28,803	225	(1,173)	44,723	—
Net Unrealized Gains (Losses)	29,884	67,753	(61,670)	70,700	28,465	54,798	189,930	(61,697)
Change in Other Comprehensive Income	—	5,926	—	—	—	—	5,926	—
Balance, End of Period	$1,489,085	$3,219,012	$5,544,679	$1,814,756	$505,184	$1,578,878	14,151,594	$5,435,591

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$46,895	$67,140	$(61,670)	$70,700	$28,465	$54,798	$206,328	$(61,697)

	Three Months Ended September 30, 2015
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$25,113,442	$4,705,846	$—	$4,058,717	$994,952	$1,966,087	$36,839,044	$—
Transfers In	—	—	—	—	—	—	—	—
Transfers Out	—	—	—	—	—	—	—	—
Asset Purchases / Debt Issuances	461,640	333,776	—	1,655	15,638	211,312	1,024,021	—
Sales	(1,569,751)	(378,621)	—	(18,701)	(22,510)	(14,383)	(2,003,966)	—
Settlements	—	49,625	—	—	—	—	49,625	—
Net Realized Gains (Losses)	724,528	(11,041)	—	7,320	—	2,870	723,677	—
Net Unrealized Gains (Losses)	(586,635)	(162,899)	—	(225,964)	(68,090)	55,031	(988,557)	—
Change in Other Comprehensive Income	—	(10,047)	—	—	—	(459)	(10,506)	—
Balance, End of Period	$24,143,224	$4,526,639	$—	$3,823,027	$919,990	$2,220,458	$35,633,338	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$78,943	$(212,570)	$—	$(219,689)	$(12,598)	$9,766	$(356,148)	$—

	Nine Months Ended September 30, 2016
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$18,903,538	$5,012,355	$—	$4,048,281	$891,606	$2,581,188	$31,436,968	$—
Transfers Out Due to Deconsolidation of Funds	(17,856,098)	(2,354,181)	—	(2,628,999)	—	(984,813)	(23,824,091)	—
Transfers In	—	45,427	4,343,829	—	—	—	4,389,256	4,272,081
Transfers Out	(104,000)	(760)	—	—	(311,270)	—	(416,030)	—
Asset Purchases / Debt Issuances	507,812	1,170,140	1,026,801	513,734	18,992	249,903	3,487,382	990,450
Sales	(43,789)	(648,416)	(23,910)	(237,176)	(61,111)	(147,495)	(1,161,897)	—
Settlements	—	74,474	—	—	—	—	74,474	(23,910)
Net Realized Gains (Losses)	17,386	(9,113)	—	41,158	(1,766)	(8,588)	39,077	—
Net Unrealized Gains (Losses)	64,236	(74,384)	197,959	77,758	(31,267)	(111,317)	122,985	196,970
Change in Other Comprehensive Income	—	3,470	—	—	—	—	3,470	—
Balance, End of Period	$1,489,085	$3,219,012	$5,544,679	$1,814,756	$505,184	$1,578,878	$14,151,594	$5,435,591

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$81,247	$(74,997)	$197,959	$77,758	$(31,267)	$(135,067)	$115,633	$196,970

	Nine Months Ended September 30, 2015
	Level III Assets							Level III Liabilities
	Private Equity	Credit	Investments of Consolidated CFEs	Real Assets	Equity Method	Other	Total Level III Assets	Debt Obligations of Consolidated CFEs
Balance, Beg. of Period	$26,276,021	$4,192,702	$92,495	$3,130,404	$898,206	$1,234,795	$35,824,623	$7,615,340
Transfers In	—	16,706	108,340	—	—	1,187	126,233	—
Transfers Out	(3,564,987)	(12,860)	(153,656)	—	—	(1,710)	(3,733,213)	—
Asset Purchases / Debt Issuances	1,613,411	1,665,858	1,308	876,031	85,948	1,032,375	5,274,931	—
Sales	(2,392,428)	(1,101,702)	(3,138)	(36,169)	(25,784)	(159,783)	(3,719,004)	—
Settlements	—	207,540	(883)	—	—	—	206,657	—
Net Realized Gains (Losses)	1,069,212	(16,235)	—	14,825	—	6,365	1,074,167	—
Net Unrealized Gains (Losses)	1,141,995	(419,017)	(44,466)	(162,064)	(38,380)	104,428	582,496	—
Change in Accounting Principle	—	—	—	—	—	—	—	(7,615,340)
Change in Other Comprehensive Income	—	(6,353)	—	—	—	2,801	(3,552)	—
Balance, End of Period	$24,143,224	$4,526,639	$—	$3,823,027	$919,990	$2,220,458	$35,633,338	$—

Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	$2,088,462	$(512,725)	$—	$(148,785)	$17,112	$29,042	$1,473,106	$—

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Investment Activities in the accompanying condensed consolidated statements of operations.

The following table summarizes the fair value transfers between fair value levels for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Assets, at fair value:
Transfers from Level I to Level II [1]	$—	$4,447,981	$73,600	$4,447,981
Transfers from Level II to Level I [3]	$—	$—	$—	$467,766
Transfers from Level II to Level III [1]	$1,677	$—	$4,389,256	$126,233
Transfers from Level III to Level II [2]	$—	$—	$312,030	$168,226
Transfers from Level III to Level I [3]	$—	$—	$104,000	$3,564,987

Liabilities, at fair value:
Transfers from Level II to Level III [4]	$—	$—	$4,272,081	$—

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

The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured at fair value and categorized within Level III as of September 30, 2016:

	Fair Value September 30, 2016		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Private Equity	$1,489,085

Private Equity	$615,417		Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	8.2%	5% - 15%	Decrease
				Weight Ascribed to Market Comparables	39.4%	0% - 50%	(4)
				Weight Ascribed to Discounted Cash Flow	42.5%	5% - 100%	(5)
				Weight Ascribed to Transaction Price	18.1%	0% - 90%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.3x	8.1x - 19.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.2x	7.2x - 15.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.4%	8.0% - 13.9%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.5x	7.3x - 13.5x	Increase

Growth Equity	$873,668		Inputs to market comparable, discounted cash flow and transaction cost	Illiquidity Discount	13.6%	10% - 20%	Decrease
				Weight Ascribed to Market Comparables	43.0%	0% - 100%	(4)
				Weight Ascribed to Discounted Cash Flow	10.7%	0% - 75%	(5)
				Weight Ascribed to Transaction Price	46.3%	0% - 100%	(6)
			Scenario Weighting	Base	52.6%	30% - 80%	Increase
				Downside	25.5%	10% - 40%	Decrease
				Upside	21.9%	10% - 33%	Increase

Credit	$3,219,012		Yield Analysis	Yield	8.5%	5.2% - 35.0%	Decrease
				Net Leverage	4.3x	0.6x - 35.6x	Decrease
				EBITDA Multiple	6.0x	0.8x - 34.1x	Increase

Investments of Consolidated CFEs	$5,544,679	(9)
Debt Obligations of Consolidated CFEs	$5,435,591		Discounted cash flow	Yield	5.4%	1.5% - 26.2%	Decrease

Real Assets	$1,814,756	(10)

Energy	$811,438		Discounted cash flow	Weighted Average Cost of Capital	10.6%	8.2% - 17.3%	Decrease
				Average Price Per BOE (8)	$41.55	$29.87 - $47.69	Increase

Real Estate	$856,869		Inputs to direct income capitalization and discounted cash flow	Weight Ascribed to Direct Income Capitalization	35.6%	0% - 75%	(7)
				Weight Ascribed to Discounted Cash Flow	64.4%	25% - 100%	(5)
			Direct Income Capitalization	Current Capitalization Rate	6.9%	5.0% - 12.0%	Decrease
			Discounted cash flow	Unlevered Discount Rate	9.6%	5.5% - 20.0%	Decrease

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

(8)
The total Energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent, or BOE, is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 82% liquids and 18% natural gas.

(9)	Under ASU 2014-13, KKR measures CMBS investments on the basis of the fair value of the financial liabilities of the CMBS vehicle. See Note 2 "Summary of Significant Accounting Policies."

(10)
Includes one Infrastructure investment for $146.4 million that was valued using a discounted cash flow analysis. The significant inputs used included the weighted average cost of capital 7.9% and the enterprise value/LTM EBITDA Exit Multiple 11.0x.

The table above excludes equity method investments in the amount of $505.2 million, comprised primarily of interests in real estate joint ventures, which were valued using Level III value methodologies which are the same as those shown for real estate investments.

The table above excludes other investments in the amount of $1,578.9 million comprised primarily of privately-held equity and equity-like securities (e.g. warrants) in companies that are neither private equity, real assets nor credit investments. These investments were valued using Level III valuation methodologies that are generally the same as those shown for private equity investments.

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

6. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2016	December 31, 2015
Assets
Private Equity	$105,586	$211,474
Credit	1,262,369	936,063
Investments of Consolidated CFEs	13,514,574	12,735,309
Real Assets	258,854	90,245
Equity Method	789,435	891,606
Other	228,061	374,185
Total	$16,158,879	$15,238,882

Liabilities
Debt Obligations of Consolidated CFEs	$13,178,833	$12,365,222
Total	$13,178,833	$12,365,222

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Assets
Private Equity	$—	$(446)	$—	$(13,921)
Credit	(31,310)	12,376	(11,774)	(25,793)
Investments of Consolidated CFEs	(18,697)	40,049	(341)	(157,045)
Real Assets	2,945	(2,051)	—	4,214
Equity Method	225	42,525	7,703	(67,287)
Other	(762)	(11,016)	2,388	(31,134)
Total	$(47,599)	$81,437	$(2,024)	$(290,966)

Liabilities
Debt Obligations of Consolidated CFEs	107,844	68,658	—	69,853
Total	$107,844	$68,658	$—	$69,853

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)
Assets
Private Equity	$—	$(2,744)	$111,676	$72,777
Credit	(26,293)	(29,662)	(14,944)	(67,364)
Investments of Consolidated CFEs	(239,502)	547,099	(26,494)	(79,651)
Real Assets	2,945	8,544	—	13,354
Equity Method	(1,766)	(58,572)	7,703	(36,159)
Other	(2,578)	(30,013)	(855)	(28,525)
Total	$(267,194)	$434,652	$77,086	$(125,568)

Liabilities
Debt Obligations of Consolidated CFEs	210,386	(378,505)	—	(44,650)
Total	$210,386	$(378,505)	$—	$(44,650)

7. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. L.P. PER COMMON UNIT

For the three and nine months ended September 30, 2016 and 2015, basic and diluted Net Income (Loss) attributable to KKR & Co. L.P. per common unit were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$352,152	$(190,588)	$116,103	$456,225

Basic Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	445,989,300	452,165,697	448,149,747	444,675,159
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Basic	$0.79	$(0.42)	$0.26	$1.03

Diluted Net Income (Loss) Per Common Unit
Weighted Average Common Units Outstanding - Basic	445,989,300	452,165,697	448,149,747	444,675,159
Weighted Average Unvested Common Units and Other Exchangeable Securities	33,986,375	—	34,985,238	35,663,176
Weighted Average Common Units Outstanding - Diluted	479,975,675	452,165,697	483,134,985	480,338,335
Net Income (Loss) Attributable to KKR & Co. L.P. Per Common Unit - Diluted	$0.73	$(0.42)	$0.24	$0.95

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted Average KKR Holdings Units Outstanding	357,528,999	365,717,358	358,853,469	370,306,583

For the three and nine months ended September 30, 2016 and 2015, KKR Holdings units have been excluded from the calculation of Net Income (Loss) attributable to KKR & Co. L.P. per common unit - diluted since the exchange of these units would not dilute KKR’s respective ownership interests in the KKR Group Partnerships.

8. OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consist of the following:

	September 30, 2016	December 31, 2015
Unsettled Investment Sales (a)	$234,108	$74,862
Receivables	255,260	78,297
Due from Broker (b)	498,483	365,678
Oil & Gas Assets, net (c)	272,731	355,537
Deferred Tax Assets, net	283,730	275,391
Interest, Dividend and Notes Receivable (d)	287,668	372,699
Fixed Assets, net (e)	262,659	226,340
Foreign Exchange Contracts and Options (f)	170,304	635,183
Intangible Assets, net (g)	142,481	176,987
Goodwill (g)	89,000	89,000
Derivative Assets	25,409	5,703
Deferred Transaction Related Expenses	28,995	35,422
Prepaid Taxes	46,320	24,326
Prepaid Expenses	24,948	13,697
Deferred Financing Costs	9,168	65,225
Other	78,529	14,790
Total	$2,709,793	$2,809,137

(a)	Represents amounts due from third parties for investments sold for which cash settlement has not occurred.

(b)	Represents amounts held at clearing brokers resulting from securities transactions.

(c)
Includes proved and unproved oil and natural gas properties under the successful efforts method of accounting, which is net of impairment write-downs, accumulated depreciation, depletion and amortization.

(d)	Represents interest and dividend receivables and a promissory note due from a third party. The promissory note bears interest at 2.0% per annum and matures in January 2018.

(e)
Net of accumulated depreciation and amortization of $140,795 and $135,487 as of September 30, 2016 and December 31, 2015, respectively. Depreciation and amortization expense of $4,121 and $3,777 for the three months ended September 30, 2016 and 2015, respectively, and $12,025 and $11,642 for the nine months ended September 30, 2016 and 2015, respectively, is included in General, Administrative and Other in the accompanying consolidated statements of operations.

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

(g)	See Note 16 “Goodwill and Intangible Assets.”

Accounts Payable, Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2016	December 31, 2015
Amounts Payable to Carry Pool (a)	$1,121,510	$1,199,000
Unsettled Investment Purchases (b)	781,171	594,152
Securities Sold Short (c)	590,219	299,990
Derivative Liabilities	111,469	104,518
Accrued Compensation and Benefits	181,018	17,765
Interest Payable	101,633	102,195
Foreign Exchange Contracts and Options (d)	87,002	83,748
Accounts Payable and Accrued Expenses	82,916	112,007
Contingent Consideration Obligation (e)	35,900	46,600
Deferred Rent and Income	21,624	21,706
Taxes Payable	12,833	8,770
Due to Broker (f)	—	27,121
Other Liabilities	69,755	97,778
Total	$3,197,050	$2,715,350

(a)	Represents the amount of carried interest payable to principals, professionals and other individuals with respect to KKR’s active funds and co-investment vehicles that provide for carried interest.

(b)	Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

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

Investments in Unconsolidated Investment Funds

KKR’s investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. KKR’s maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest, which was approximately $4.1 billion at September 30, 2016. Accordingly, disaggregation of KKR’s involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2016, KKR's commitments to these unconsolidated investment funds was $1.6 billion. KKR has not provided any financial support other than its obligated amount as of September 30, 2016.

Investments in Unconsolidated CLO Vehicles

KKR provides collateral management services for, and has made nominal investments in, certain CLO vehicles that it does not consolidate. KKR’s investments in the unconsolidated CLO vehicles, if any, are carried at fair value in the consolidated statements of financial condition. KKR earns management fees, including subordinated collateral management fees, for managing the collateral of the CLO vehicles. As of September 30, 2016, combined assets under management in the pools of unconsolidated CLO vehicles were $1.1 billion. KKR’s maximum exposure to loss as a result of its investments in the residual interests of unconsolidated CLO vehicles is the carrying value of such investments, which was $1.4 million as of September 30, 2016. CLO investors in the CLO vehicles may only use the assets of the CLO to settle the debt of the related CLO, and otherwise have no recourse against KKR for any losses sustained in the CLO structures.

As of September 30, 2016 and December 31, 2015, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2016	December 31, 2015
Investments	$4,074,100	$264,277
Due from (to) Affiliates, net	34,807	4,315
Maximum Exposure to Loss	$4,108,907	$268,592

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

KKR’s borrowings consisted of the following:

	September 30, 2016				December 31, 2015
	Financing Available	Borrowing Outstanding	Fair Value		Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement	$1,000,000	$—	$—		$1,000,000	$—	$—
KCM Credit Agreement	500,000	—	—		500,000	—	—
Notes Issued:
KKR Issued 6.375% Notes Due 2020 (a)	—	497,658	582,030	(j)	—	497,217	578,510	(j)
KKR Issued 5.500% Notes Due 2043 (b)	—	491,073	536,855	(j)	—	490,815	517,880	(j)
KKR Issued 5.125% Notes Due 2044 (c)	—	989,917	1,021,930	(j)	—	988,985	994,960	(j)
KFN Issued 8.375% Notes Due 2041 (d)	—	288,728	264,132	(k)	—	289,660	273,965	(k)
KFN Issued 7.500% Notes Due 2042 (e)	—	123,108	118,447	(k)	—	123,346	120,425	(k)
KFN Issued Junior Subordinated Notes (f)	—	249,730	188,933		—	248,498	216,757
Other Consolidated Debt Obligations:
Fund Financing Facilities and Other (g)	1,531,317	1,770,306	1,770,306	(l)	3,465,238	3,710,854	3,710,854	(l)
CLO Debt Obligations (h)	—	7,743,242	7,743,242		—	8,093,141	8,093,141
CMBS Debt Obligations (i)	—	5,435,591	5,435,591		—	4,272,081	4,272,081
	$3,031,317	$17,589,353	$17,661,466		$4,965,238	$18,714,597	$18,778,573

(a)	$500 million aggregate principal amount of 6.375% senior notes of KKR due 2020.

(b)	$500 million aggregate principal amount of 5.500% senior notes of KKR due 2043.

(c)	$1.0 billion aggregate principal amount of 5.125% senior notes of KKR due 2044.

(d)
KKR consolidates KFN and thus reports KFN’s outstanding $259 million aggregate principal amount of 8.375% senior notes due 2041. On October 25, 2016, KFN announced that it will redeem all of its outstanding 8.375% senior notes due 2041. See Note 19 “Subsequent Events.”

(e)	KKR consolidates KFN and thus reports KFN’s outstanding $115 million aggregate principal amount of 7.500% senior notes due 2042.

(f)
KKR consolidates KFN and thus reports KFN’s outstanding $284 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 4.0% and the weighted average years to maturity is 20.0 years as of September 30, 2016. These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR’s Level III credit investments.

(g)
Certain of KKR’s consolidated investment funds have entered into financing arrangements with major financial institutions, generally to enable such investment funds to make investments prior to or without receiving capital from fund limited partners. The weighted average interest rate is 2.3% as of September 30, 2016 and December 31, 2015. In addition, the weighted average years to maturity is 1.8 years and 2.5 years as of September 30, 2016 and December 31, 2015, respectively.

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

Other Consolidated Debt Obligations

Debt Obligations of Consolidated CFEs

As of September 30, 2016, debt obligations of consolidated CFEs consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes of Consolidated CLOs	$7,461,404	2.5%	10.7
Subordinated Notes of Consolidated CLOs	281,838	(a)	9.0
Debt Obligations of Consolidated CMBS Vehicles	5,435,591	4.5%	32.3
	$13,178,833

(a) The subordinated notes do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CFEs are collateralized by assets held by each respective CFE vehicle and assets of one CFE vehicle may not be used to satisfy the liabilities of another. As of September 30, 2016, the fair value of the consolidated CFE assets was $14.6 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.

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

The effective tax rates were 1.10% and 0.60% for the three months ended September 30, 2016 and 2015, respectively, and 3.70% and 0.97% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR Holdings or by third parties, (ii) a significant portion of the amount of the reported net income (loss) before taxes attributable to KKR is from certain entities that are not subject to U.S. federal, state or local income taxes and/or non-U.S. taxes, and (iii) certain compensation charges attributable to KKR are not deductible for tax purposes.

During the three and nine month period ended September 30, 2016, there were no material changes to KKR’s uncertain tax positions and KKR believes there will be no significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

12. EQUITY BASED COMPENSATION

The following table summarizes the expense associated with equity based compensation for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Equity Incentive Plan Units	$50,270	$48,252	$148,257	$148,970
KKR Holdings Market Condition Awards	6,831	—	19,841	—
Other Exchangeable Securities	3,460	4,054	10,306	11,730
KKR Holdings Principal Awards	594	2,045	1,297	6,238
KKR Holdings Restricted Equity Units	—	(18)	—	131
Discretionary Compensation	397	13,488	6,331	46,780
Total	$61,552	$67,821	$186,032	$213,849

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

As of September 30, 2016, there was approximately $247.0 million of estimated unrecognized expense related to unvested awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2016	$36.9
2017	126.4
2018	68.6
2019	14.9
2020	0.2
Total	$247.0

A summary of the status of unvested awards granted under the Equity Incentive Plan from January 1, 2016 through September 30, 2016 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	23,128,228	$14.61
Granted	14,469,440	13.35
Vested	(7,009,686)	16.57
Forfeited	(1,311,813)	14.75
Balance, September 30, 2016	29,276,169	$13.51

The weighted average remaining vesting period over which unvested awards are expected to vest is 1.1 years.

A summary of the remaining vesting tranches of awards granted under the Equity Incentive Plan is presented below:

Vesting Date	Units
October 1, 2016	5,203,475
April 1, 2017	8,553,424
October 1, 2017	2,353,493
April 1, 2018	7,286,943
October 1, 2018	1,948,559
April 1, 2019	3,376,734
October 1, 2019	482,959
April 1, 2020	62,816
October 1, 2020	7,766
29,276,169

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
As of September 30, 2016, there was approximately $54.8 million of estimated unrecognized compensation expense related to unvested Market Condition Awards. That cost is expected to be recognized as follows:

Year	Unrecognized Expense (in millions)
Remainder of 2016	$6.7
2017	26.5
2018	12.7
2019	6.6
2020	2.3
Total	$54.8

On November 2, 2016, the Market Condition Awards granted on February 25, 2016 from KKR Holdings L.P. were modified to eliminate the market condition vesting requirement based on the price of KKR common units. Instead, these awards from KKR Holdings L.P. will vest in equal annual installments over a 5-year period beginning on May 1, 2017 and ending on May 1, 2021, subject to the grantee’s continued employment through the applicable service vesting dates.

This modification will result in increased compensation expense over a 5-year vesting period equal to the excess of the fair value of the modified awards over the fair value of the original Market Condition Equity Awards, in each case on the date of the modification. The total increased compensation expense is estimated to be approximately $260 million, which will be expensed beginning in the fourth quarter of 2016 over a 5-year period. These modified awards were granted from outstanding but previously unallocated units of KKR Holdings L.P., and consequently do not increase the number of KKR Holdings units outstanding. The expense associated with these awards will not impact economic net income as discussed in Note 14 - "Segment Reporting."

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

A summary of the status of unvested Other Exchangeable Securities from January 1, 2016 through September 30, 2016 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	847,989	$17.28
Vested	(19,177)	13.86
Forfeited	—	—
Balance, September 30, 2016	828,812	$17.36

All remaining Other Exchangeable Securities are expected to vest on October 1, 2016 and there is no material unrecognized expense.

KKR Holdings Principal Awards & KKR Holdings Restricted Equity Units

There is no material unrecognized expense associated with KKR Holdings Principal Awards and KKR Holdings Restricted Equity Units.

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

13. RELATED PARTY TRANSACTIONS

Due from Affiliates consists of:

	September 30, 2016	December 31, 2015
Amounts due from portfolio companies	$48,739	$46,716
Amounts due from unconsolidated investment funds	276,958	74,409
Amounts due from related entities	17,409	18,658
Due from Affiliates	$343,106	$139,783

Due to Affiliates consists of:

	September 30, 2016	December 31, 2015
Amounts due to KKR Holdings in connection with the tax receivable agreement	$133,091	$127,962
Amounts due to unconsolidated investment funds	242,151	—
Amounts due to related entities	689	16,845
Due to Affiliates	$375,931	$144,807

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

Public Markets

KKR operates and reports its combined credit and hedge funds businesses through the Public Markets segment. KKR’s credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including a business development company or BDC, undertakings for collective investment in transferable securities or UCITS, and alternative investment funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments, and revolving credit investments. KKR’s Public Markets segment also includes its hedge funds business that offers a variety of investment strategies. Through KKR's hedge fund solutions platform, it offers customized hedge fund portfolios and hedge fund-of-fund solutions. In addition, KKR's hedge fund business includes strategic partnerships consisting of minority stakes in other hedge fund managers.

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

In connection with these modifications, segment information for the three and nine months ended September 30, 2015 has been presented in conformity with KKR’s current segment presentation. Consequently, this information will not be consistent with historical segment financial results reported prior to December 31, 2015. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

The following tables present the financial data for KKR’s reportable segments:

	As of and for the Three Months Ended September 30, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$117,795	$83,713	$—	$—	$201,508
Monitoring Fees	11,091	—	—	—	11,091
Transaction Fees	53,223	10,748	47,383	—	111,354
Fee Credits	(37,127)	(10,265)	—	—	(47,392)
Total Management, Monitoring and Transaction Fees, Net	144,982	84,196	47,383	—	276,561

Performance Income (Loss)
Realized Incentive Fees	—	3,659	—	—	3,659
Realized Carried Interest	350,469	—	—	—	350,469
Unrealized Carried Interest	53,339	17,012	—	—	70,351
Total Performance Income (Loss)	403,808	20,671	—	—	424,479

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	170,078	170,078
Net Unrealized Gains (Losses)	—	—	—	136,740	136,740
Total Realized and Unrealized	—	—	—	306,818	306,818
Interest Income and Dividends	—	—	—	71,185	71,185
Interest Expense	—	—	—	(47,506)	(47,506)
Net Interest and Dividends	—	—	—	23,679	23,679
Total Investment Income (Loss)	—	—	—	330,497	330,497

Total Segment Revenues	548,790	104,867	47,383	330,497	1,031,537

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	47,858	22,022	7,803	24,284	101,967
Realized Performance Income Compensation	157,688	1,463	—	—	159,151
Unrealized Performance Income Compensation	22,588	6,805	—	—	29,393
Total Compensation and Benefits	228,134	30,290	7,803	24,284	290,511
Occupancy and Related Charges	9,248	2,570	330	3,729	15,877
Other Operating Expenses	32,031	8,894	3,552	10,646	55,123
Total Segment Expenses	269,413	41,754	11,685	38,659	361,511

Income (Loss) attributable to noncontrolling interests	—	—	760	—	760

Economic Net Income (Loss)	$279,377	$63,113	$34,938	$291,838	$669,266

Total Assets	$1,835,166	$1,179,955	$403,609	$10,119,919	$13,538,649

	As of and for the Three Months Ended September 30, 2015
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$118,250	$63,530	$—	$—	$181,780
Monitoring Fees	24,964	—	—	—	24,964
Transaction Fees	17,732	3,386	40,319	—	61,437
Fee Credits	(20,266)	(3,027)	—	—	(23,293)
Total Management, Monitoring and Transaction Fees, Net	140,680	63,889	40,319	—	244,888

Performance Income (Loss)
Realized Incentive Fees	—	880	—	—	880
Realized Carried Interest	265,291	—	—	—	265,291
Unrealized Carried Interest	(394,126)	(34,367)	—	—	(428,493)
Total Performance Income (Loss)	(128,835)	(33,487)	—	—	(162,322)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	61,439	61,439
Net Unrealized Gains (Losses)	—	—	—	(384,460)	(384,460)
Total Realized and Unrealized	—	—	—	(323,021)	(323,021)
Interest Income and Dividends	—	—	—	101,318	101,318
Interest Expense	—	—	—	(52,681)	(52,681)
Net Interest and Dividends	—	—	—	48,637	48,637
Total Investment Income (Loss)	—	—	—	(274,384)	(274,384)

Total Segment Revenues	11,845	30,402	40,319	(274,384)	(191,818)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	38,965	16,690	8,858	23,167	87,680
Realized Performance Income Compensation	106,116	353	—	—	106,469
Unrealized Performance Income Compensation	(156,874)	(13,747)	—	—	(170,621)
Total Compensation and Benefits	(11,793)	3,296	8,858	23,167	23,528
Occupancy and Related Charges	8,417	2,424	670	4,209	15,720
Other Operating Expenses	30,422	7,458	3,461	10,740	52,081
Total Segment Expenses	27,046	13,178	12,989	38,116	91,329

Income (Loss) attributable to noncontrolling interests	250	305	2,347	—	2,902

Economic Net Income (Loss)	$(15,451)	$16,919	$24,983	$(312,500)	$(286,049)

Total Assets	$1,848,332	$575,878	$418,701	$10,905,888	$13,748,799

	As of and for the Nine Months Ended September 30, 2016
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$354,376	$245,349	$—	$—	$599,725
Monitoring Fees	52,126	—	—	—	52,126
Transaction Fees	114,021	17,768	144,214	—	276,003
Fee Credits	(93,042)	(16,230)	—	—	(109,272)
Total Management, Monitoring and Transaction Fees, Net	427,481	246,887	144,214	—	818,582

Performance Income (Loss)
Realized Incentive Fees	—	9,897	—	—	9,897
Realized Carried Interest	749,194	3,838	—	—	753,032
Unrealized Carried Interest	(131,386)	(3,370)	—	—	(134,756)
Total Performance Income (Loss)	617,808	10,365	—	—	628,173

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	370,594	370,594
Net Unrealized Gains (Losses)	—	—	—	(725,699)	(725,699)
Total Realized and Unrealized	—	—	—	(355,105)	(355,105)
Interest Income and Dividends	—	—	—	253,756	253,756
Interest Expense	—	—	—	(144,497)	(144,497)
Net Interest and Dividends	—	—	—	109,259	109,259
Total Investment Income (Loss)	—	—	—	(245,846)	(245,846)

Total Segment Revenues	1,045,289	257,252	144,214	(245,846)	1,200,909

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	142,500	61,193	23,374	72,689	299,756
Realized Performance Income Compensation	317,178	5,493	—	—	322,671
Unrealized Performance Income Compensation	(47,377)	(1,347)	—	—	(48,724)
Total Compensation and Benefits	412,301	65,339	23,374	72,689	573,703
Occupancy and Related Charges	27,212	7,252	1,901	11,121	47,486
Other Operating Expenses	95,166	28,102	10,870	32,404	166,542
Total Segment Expenses	534,679	100,693	36,145	116,214	787,731

Income (Loss) attributable to noncontrolling interests	—	—	2,002	—	2,002

Economic Net Income (Loss)	$510,610	$156,559	$106,067	$(362,060)	$411,176

Total Assets	$1,835,166	$1,179,955	$403,609	$10,119,919	$13,538,649

	As of and for the Nine Months Ended September 30, 2015
	Private Markets	Public Markets	Capital Markets	Principal Activities	Total Reportable Segments
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$342,872	$194,089	$—	$—	$536,961
Monitoring Fees	170,515	—	—	—	170,515
Transaction Fees	104,652	20,689	132,333	—	257,674
Fee Credits	(143,458)	(16,787)	—	—	(160,245)
Total Management, Monitoring and Transaction Fees, Net	474,581	197,991	132,333	—	804,905

Performance Income (Loss)
Realized Incentive Fees	—	12,438	—	—	12,438
Realized Carried Interest	810,990	8,953	—	—	819,943
Unrealized Carried Interest	45,190	5,967	—	—	51,157
Total Performance Income (Loss)	856,180	27,358	—	—	883,538

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—	418,366	418,366
Net Unrealized Gains (Losses)	—	—	—	(263,197)	(263,197)
Total Realized and Unrealized	—	—	—	155,169	155,169
Interest Income and Dividends	—	—	—	325,629	325,629
Interest Expense	—	—	—	(150,911)	(150,911)
Net Interest and Dividends	—	—	—	174,718	174,718
Total Investment Income (Loss)	—	—	—	329,887	329,887

Total Segment Revenues	1,330,761	225,349	132,333	329,887	2,018,330

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	135,363	49,985	27,749	75,859	288,956
Realized Performance Income Compensation	324,396	8,556	—	—	332,952
Unrealized Performance Income Compensation	19,190	2,386	—	—	21,576
Total Compensation and Benefits	478,949	60,927	27,749	75,859	643,484
Occupancy and Related Charges	24,553	7,209	1,952	12,277	45,991
Other Operating Expenses	87,902	30,004	10,540	36,194	164,640
Total Segment Expenses	591,404	98,140	40,241	124,330	854,115

Income (Loss) attributable to noncontrolling interests	1,112	958	8,837	—	10,907

Economic Net Income (Loss)	$738,245	$126,251	$83,255	$205,557	$1,153,308

Total Assets	$1,848,332	$575,878	$418,701	$10,905,888	$13,748,799

The following tables reconcile KKR’s total reportable segments to the most directly comparable financial measures calculated and presented in accordance with GAAP:

Fees

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Segment Revenues	$1,031,537	$(191,818)	$1,200,909	$2,018,330
Management fees relating to consolidated funds and other entities	(49,017)	(131,581)	(131,335)	(387,020)
Fee credits relating to consolidated funds	417	21,212	2,766	147,899
Net realized and unrealized carried interest - consolidated funds	(5,956)	163,202	(15,581)	(871,100)
Total investment income (loss)	(330,497)	274,384	245,846	(329,887)
Revenue earned by oil & gas producing entities	16,191	29,620	47,977	90,264
Reimbursable expenses	12,064	14,390	46,583	41,710
Other	12,317	9,217	29,453	25,649
Fees and Other	$687,056	$188,626	$1,426,618	$735,845

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Segment Expenses	$361,511	$91,329	$787,731	$854,115
Equity based compensation	61,552	67,821	186,032	213,849
Reimbursable expenses	18,255	18,064	72,887	64,470
Operating expenses relating to consolidated funds, CFEs and other entities	20,141	15,901	85,093	37,953
Expenses incurred by oil & gas producing entities	17,782	60,224	56,000	107,355
Intangible amortization, acquisition, and litigation	22,112	12,726	35,640	34,248
Other	9,764	10,855	19,275	34,140
Total Expenses	$511,117	$276,920	$1,242,658	$1,346,130

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Economic net income (loss)	$669,266	$(286,049)	$411,176	$1,153,308
Income tax	(10,826)	7,390	(18,761)	(39,295)
Amortization of intangibles and other, net (1)	48,299	(10,186)	10,273	(45,306)
Equity based compensation	(61,552)	(67,821)	(186,032)	(213,849)
Net income (loss) attributable to noncontrolling interests held by KKR Holdings	(284,834)	166,078	(86,659)	(398,633)
Preferred Unit Distributions	(8,201)	—	(13,894)	—
Net income (loss) Attributable to KKR & Co. L.P. Common Unitholders	$352,152	$(190,588)	$116,103	$456,225

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

Assets

	September 30, 2016	September 30, 2015
Total Segment Assets	$13,538,649	$13,748,799
Impact of Consolidation of Investment Vehicles and Other Entities (1)	23,013,503	53,902,049
Carry Pool Reclassification from Liabilities	1,121,510	1,117,225
Impact of KKR Management Holdings Corp.	310,937	288,853
Total Assets	$37,984,599	$69,056,926

(1) Includes accounting basis difference for oil & natural gas properties of $5,966 and $47,862 as of September 30, 2016 and September 30, 2015, respectively.

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

15. EQUITY

Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units.  Under this common unit repurchase program, common units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise.  The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units.  The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. See Condensed Consolidated Statements of Changes in Equity for the amount of common units repurchased during the nine months ended September 30, 2016.

Preferred Units

On March 17, 2016, KKR & Co. L.P. issued 13,800,000 units of 6.75% Series A Preferred Units, and on June 20, 2016, KKR issued 6,200,000 units of 6.50% Series B Preferred Units, in each case, in an underwritten public offering. The Series A Preferred Units and Series B Preferred Units trade on the NYSE under the symbols "KKR PR A" and "KKR PRA B", respectively. The terms of the preferred units are set forth in the limited partnership agreement of KKR & Co. L.P.

If declared, distributions on the preferred units are payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate per annum equal to 6.75%, in the case of the Series A Preferred Units and 6.50% in the case of the Series B Preferred Units. Distributions on the preferred units are discretionary and non-cumulative. Holders of preferred units will only receive distributions on such units when, as and if declared by the board of directors of the general partner of KKR & Co. L.P. We have no obligation to declare or pay any distribution for any distribution period, whether or not distributions on any series of preferred units are declared or paid for any other distribution period.

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

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill from the acquisition of Prisma Capital Partners LP and its affiliates ("Prisma") represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired and is primarily attributed to synergies expected to arise after the acquisition of Prisma. The carrying value of goodwill was $89.0 million as of September 30, 2016 and December 31, 2015, and is recorded within Other Assets on the condensed consolidated statements of financial condition. Goodwill has been allocated entirely to the Public Markets segment. As of September 30, 2016, the fair value of KKR’s reporting units substantially exceeded their respective carrying values. All of the goodwill is currently expected to be deductible for tax purposes. See Note 8 “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities.”

Intangible Assets

Intangible Assets, Net consists of the following:

	September 30, 2016	December 31, 2015
Finite-Lived Intangible Assets	$253,747	$284,766
Accumulated Amortization (includes foreign exchange)	(111,266)	(107,779)
Intangible Assets, Net	$142,481	$176,987

Changes in Intangible Assets, Net consists of the following:

Nine Months Ended September 30, 2016
Balance, Beginning of Period	$176,987
Amortization Expense	(20,061)
Write-Offs (1)	(15,416)
Foreign Exchange	971
Balance, End of Period	$142,481

(1) Represents the write-off of intangible assets in connection with the termination of certain management contracts.

17. COMMITMENTS AND CONTINGENCIES

Debt Covenants

Borrowings of KKR contain various debt covenants. These covenants do not, in management’s opinion, materially restrict KKR’s operating business or investment strategies. KKR is in compliance with its debt covenants in all material respects as of September 30, 2016.

Investment Commitments

As of September 30, 2016, KKR had unfunded commitments consisting of (i) $2,507.1 million to its active private equity and other investment vehicles and (ii) $92.1 million in connection with commitments by KKR’s capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions LLC and (iv) other investment commitments of $98.3 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

Contingent Repayment Guarantees

The partnership documents governing KKR’s carry-paying funds, including funds relating to private equity, infrastructure, energy, real estate, mezzanine, direct lending and special situations investments, generally include a “clawback” provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to KKR in the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009 (the “KPE Transaction”), as of September 30, 2016, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2016 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,310.8 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund’s investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the condensed consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR’s investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to KKR had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners’ clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, the principals' potential exposure has been reduced to $148.4 million as of September 30, 2016. Using valuations as of September 30, 2016, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to KKR and persons who participate in the carry pool. Unlike the clawback obligation, KKR will be responsible for all amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities KKR owns may limit distributions of carried interest more generally.

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

The regulatory capital requirements referred to above may restrict KKR’s ability to withdraw capital from its registered broker-dealer entities. At September 30, 2016, approximately $148.4 million of cash at KKR’s registered broker-dealer entities may be restricted as to the payment of cash dividends and advances to KKR.

19. SUBSEQUENT EVENTS

Common Unit Distribution

A distribution of $0.16 per KKR & Co. L.P. common unit was announced on October 25, 2016, and will be paid on November 22, 2016 to unitholders of record as of the close of business on November 4, 2016. KKR Holdings will receive its pro rata share of the distribution from the KKR Group Partnerships.

Preferred Unit Distribution

A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on December 15, 2016 to holders of record of Series A Preferred Units as of the close of business on December 1, 2016. A distribution of $0.406250 per Series B Preferred Unit has been declared and set aside for payment on December 15, 2016 to holders of record of Series B Preferred Units as of the close of business on December 1, 2016.

KFN Redemption

On October 25, 2016, KFN announced that it will redeem all of its outstanding 8.375% Senior Notes due 2041 (the “Notes”), for cash, on November 15, 2016 in accordance with the optional redemption provisions provided in the documents governing the Notes. As of October 25, 2016, there was $258.75 million aggregate principal amount of the Notes outstanding. The redemption price will equal 100% of the principal amount of the Notes plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the Notes.

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
Our business offers a broad range of investment management services to our fund investors and provides capital markets services to our firm, our portfolio companies and third parties. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 280 private equity investments in portfolio companies with a total transaction value in excess of $530 billion as of September 30, 2016. We have grown our firm by expanding our geographical presence and building businesses in areas, such as credit, special situations, hedge funds, collateralized loan obligations (“CLOs”), capital markets, infrastructure, energy and real estate. Our balance sheet has provided a significant source of capital in the growth and expansion of our business, and has allowed us to further align our interests with those of our fund investors. These efforts build on our core principles and industry expertise, allowing us to leverage the intellectual capital and synergies in our businesses, and to capitalize on a broader range of the opportunities we source. Additionally, we have increased our focus on meeting the needs of our existing fund investors and in developing relationships with new investors in our funds.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base, an integrated global investment platform, the expertise of operating consultants and senior advisors and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration and not subject to redemption. As of September 30, 2016, approximately 70% of our fee paying assets under management are not subject to redemption for at least 8 years from inception, providing us with significant flexibility to grow investments and select exit opportunities. We believe that these aspects of our business will help us continue to expand and grow our business and deliver strong investment performance in a variety of economic and financial conditions.

Recent Developments

KFN Redemption

On October 25, 2016, KFN announced that it will redeem all of its outstanding 8.375% Senior Notes due 2041 (the “Notes”), for cash, on November 15, 2016 in accordance with the optional redemption provisions provided in the documents governing the Notes. As of October 25, 2016, there was $258.75 million aggregate principal amount of the Notes outstanding. The redemption price will equal 100% of the principal amount of the Notes plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the Notes.

Business Segments

Private Markets

Through our Private Markets segment, we manage and sponsor a group of private equity funds and co-investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. We also manage and sponsor a group of funds and co-investment vehicles that invest capital in real assets, such as infrastructure, energy and real estate. These funds, vehicles and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC registered investment adviser. As of September 30, 2016, the segment had $75.2 billion of AUM and FPAUM of $44.0 billion, consisting of $33.6 billion in private equity and $10.4 billion in real assets (including infrastructure, energy and real estate) and other strategies. Prior to 2010, FPAUM in the Private Markets segment consisted entirely of private equity funds.

The table below presents information as of September 30, 2016 relating to our current private equity funds and other investment vehicles for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values or distributions occurring after September 30, 2016.

	Investment Period (1)		Amount ($ in millions)
	Commencement Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value
Private Markets

Private Equity Funds
Americas Fund XII	(4)	(4)	$11,993.8	$11,993.8	8.3%	$—	$—	$—	$—
European Fund IV (5)	12/2014	12/2020	3,505.7	2,332.7	5.7%	1,179.0	—	1,179.0	1,175.0
Asian Fund II (5)	4/2013	4/2019	5,825.0	3,083.5	1.3%	3,563.2	895.0	2,707.5	4,904.0
North America Fund XI (5)	9/2012	9/2018	8,718.4	2,565.2	2.9%	7,367.9	2,733.2	5,450.8	8,563.0
China Growth Fund	11/2010	11/2016	1,010.0	252.1	1.0%	757.9	347.9	558.8	791.1
E2 Investors (Annex Fund)	8/2009	11/2013	195.8	—	4.9%	195.8	195.7	18.1	7.0
European Fund III	3/2008	3/2014	6,136.3	809.0	4.6%	5,327.3	4,822.5	3,034.8	4,628.0
Asian Fund	7/2007	4/2013	3,983.3	105.6	2.5%	3,877.7	6,565.8	1,431.3	1,824.7
2006 Fund	9/2006	9/2012	17,642.2	466.3	2.1%	17,175.9	21,355.6	6,734.1	10,275.1
European Fund II	11/2005	10/2008	5,750.8	—	2.1%	5,750.8	7,591.6	288.2	961.9
Millennium Fund	12/2002	12/2008	6,000.0	—	2.5%	6,000.0	13,112.9	471.3	793.4
Total Private Equity Funds			70,761.3	21,608.2		51,195.5	57,620.2	21,873.9	33,923.2

Co-Investment Vehicles and Other (5)	Various	Various	7,999.3	3,744.9	Various	4,400.7	2,821.1	3,153.9	4,099.5

Total Private Equity			78,760.6	25,353.1		55,596.2	60,441.3	25,027.8	38,022.7

Real Assets
Energy Income and Growth Fund	9/2013	9/2018	1,974.2	1,013.4	12.8%	960.8	189.6	842.3	668.7
Natural Resources Fund	Various	Various	887.4	2.9	Various	884.5	96.6	809.9	222.1
Global Energy Opportunities (5)	Various	Various	979.2	696.9	Various	318.5	57.1	208.4	209.2
Global Infrastructure Investors (5)	9/2011	10/2014	1,040.0	76.1	4.8%	991.9	631.9	659.9	775.3
Global Infrastructure Investors II (5)	10/2014	10/2020	3,035.5	2,312.3	4.1%	734.0	15.8	725.0	750.8
Real Estate Partners Americas (5)	5/2013	12/2016	1,229.1	604.5	16.3%	880.5	507.7	624.2	688.0
Real Estate Partners Europe (5)	9/2015	6/2020	705.1	609.9	9.5%	95.2	—	95.2	103.7
Co-Investment Vehicles and Other	Various	Various	1,674.9	538.8	Various	1,136.1	438.5	1,136.1	1,472.9

Real Assets			$11,525.4	$5,854.8		$6,001.5	$1,937.2	$5,101.0	$4,890.7

Unallocated Commitments			631.2	631.2	Various	—	—	—	—

Private Markets Total			$90,917.2	$31,839.1		$61,597.7	$62,378.5	$30,128.8	$42,913.4

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

(2)
The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on September 30, 2016, in the case of uncalled commitments.

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

The tables below present information as of September 30, 2016 relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. The information presented under Total Investments includes all of the investments made by the specified investment vehicle, while the information presented under Realized/Partially Realized Investments includes only those investments that have been disposed of or have otherwise generated disposition proceeds or current income including dividends that has been distributed by the relevant fund. This data does not reflect additional capital raised since September 30, 2016 or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	6,000.0	13,112.9	793.4	13,906.3	22.0%	16.1%	2.3
European Fund II (2005) (2)	5,750.8	5,750.8	7,591.6	961.9	8,553.5	6.2%	4.5%	1.5
2006 Fund (2006)	17,642.2	17,175.9	21,355.6	10,275.1	31,630.7	11.1%	8.5%	1.8
Asian Fund (2007)	3,983.3	3,877.7	6,565.8	1,824.7	8,390.5	19.1%	13.8%	2.2
European Fund III (2008) (2)	6,136.3	5,327.3	4,822.5	4,628.0	9,450.5	15.9%	10.5%	1.8
E2 Investors (Annex Fund) (2009) (2)	195.8	195.8	195.7	7.0	202.7	1.0%	0.3%	1.0
China Growth Fund (2010)	1,010.0	757.9	347.9	791.1	1,139.0	15.2%	8.5%	1.5
Natural Resources Fund (2010)	887.4	884.5	96.6	222.1	318.7	(32.9)%	(35.4)%	0.4
Global Infrastructure Investors (2011) (2)	1,040.0	991.9	631.9	775.3	1,407.2	12.5%	10.6%	1.4
North America Fund XI (2012)	8,718.4	7,367.9	2,733.2	8,563.0	11,296.2	25.2%	19.0%	1.5
Asian Fund II (2013)	5,825.0	3,563.2	895.0	4,904.0	5,799.0	37.5%	26.4%	1.6
Real Estate Partners Americas (2013)	1,229.1	880.5	507.7	688.0	1,195.7	22.6%	16.8%	1.4
Energy Income and Growth Fund (2013)	1,974.2	960.8	189.6	668.7	858.3	(8.7)%	(13.2)%	0.9
Global Infrastructure Investors II (2014) (2) (3)	3,035.5	734.0	15.8	750.8	766.6	N/A	N/A	N/A
European Fund IV (2014) (2) (3)	3,505.7	1,179.0	—	1,175.0	1,175.0	N/A	N/A	N/A
Real Estate Partners Europe (2015) (2) (3)	705.1	95.2	—	103.7	103.7	N/A	N/A	N/A
Subtotal - Included Funds	70,724.2	58,827.8	67,819.5	37,131.8	104,951.3	15.4%	11.2%	1.8

All Funds	$87,198.7	$75,302.3	$118,088.8	$37,131.8	$155,220.6	25.6%	18.8%	2.1

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment	Invested (5)	Realized (5)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Multiple of Invested Capital (5)
($ in millions)
Realized/Partially Realized Investments (4)
Legacy Funds (1)
1976 Fund	$31.4	$31.4	$537.2	$—	$537.2	39.5%	35.5%	17.1
1980 Fund	356.8	356.8	1,827.8	—	1,827.8	29.0%	25.8%	5.1
1982 Fund	327.6	327.6	1,290.7	—	1,290.7	48.1%	39.2%	3.9
1984 Fund	1,000.0	1,000.0	5,963.5	—	5,963.5	34.5%	28.9%	6.0
1986 Fund	671.8	671.8	9,080.7	—	9,080.7	34.4%	28.9%	13.5
1987 Fund	6,129.6	6,129.6	14,949.2	—	14,949.2	12.1%	8.9%	2.4
1993 Fund	1,945.7	1,945.7	4,143.3	—	4,143.3	23.6%	16.8%	2.1
1996 Fund	6,011.6	6,011.6	12,476.9	—	12,476.9	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,474.5	16,474.5	50,269.3	—	50,269.3	26.1%	19.9%	3.1
Included Funds
European Fund (1999) (2)	3,085.4	3,085.4	8,757.7	—	8,757.7	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000.0	5,599.4	13,112.9	634.4	13,747.3	24.7%	19.2%	2.5
European Fund II (2005) (2)	5,750.8	5,245.4	7,591.6	961.9	8,553.5	7.6%	6.6%	1.6
2006 Fund (2006)	17,642.2	11,864.5	21,355.6	6,332.6	27,688.2	15.7%	13.6%	2.3
Asian Fund (2007)	3,983.3	3,221.2	6,565.8	1,234.6	7,800.4	21.5%	18.4%	2.4
European Fund III (2008) (2)	6,136.3	2,927.8	4,822.5	1,739.1	6,561.6	22.5%	19.1%	2.2
E2 Investors (Annex Fund) (2009) (2)	195.8	94.8	195.7	—	195.7	19.8%	19.8%	2.1
China Growth Fund (2010)	1,010.0	398.3	347.9	354.6	702.5	18.6%	17.3%	1.8
Natural Resources Fund (2010)	887.4	884.6	96.6	222.1	318.7	(32.9)%	(35.4)%	0.4
Global Infrastructure Investors (2011) (2)	1,040.0	882.9	631.9	622.4	1,254.3	11.9%	11.8%	1.4
North America Fund XI (2012)	8,718.4	4,233.5	2,733.2	5,217.4	7,950.6	39.4%	33.6%	1.9
Asian Fund II (2013)	5,825.0	1,812.2	895.0	2,666.6	3,561.6	43.7%	32.0%	2.0
Real Estate Partners Americas (2013)	1,229.1	627.7	507.7	429.7	937.4	29.3%	27.1%	1.5
Energy Income and Growth Fund (2013)	1,974.2	960.8	189.6	668.7	858.3	(8.7)%	(13.2)%	0.9
Global Infrastructure Investors II (2014) (2)(3)(4)	3,035.5	—	—	—	—	—	—	—
European Fund IV (2014) (2) (3) (4)	3,505.7	—	—	—	—	—	—	—
Real Estate Partners Europe (2015) (2) (3) (4)	705.1	—	—	—	—	—	—	—
Subtotal - Included Funds	70,724.2	41,838.5	67,803.7	21,084.1	88,887.8	18.9%	15.7%	2.1

All Realized/Partially Realized Investments	$87,198.7	$58,313.0	$118,073.0	$21,084.1	$139,157.1	25.8%	20.7%	2.4

(1)	These funds were not contributed to KKR as part of the KPE Transaction.

(2)
The capital commitments of the European Fund, European Fund II, European Fund III, E2 Investors (Annex Fund), European Fund IV, Global Infrastructure Investors, Global Infrastructure Investors II and Real Estate Partners Europe include euro-denominated commitments of €196.5 million, €2,597.5 million, €2,882.8 million, €55.5 million, €1,626.1 million, €30.0 million, €243.8 million and €276.6 million, respectively. Such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2016 in the case of unfunded commitments.

(3)
The gross IRR, net IRR and multiple of invested capital are calculated for our investment funds that have invested for at least 24 months prior to September 30, 2016. None of the Global Infrastructure Investors II, European Fund IV or Real Estate Partners Europe have invested for at least 24 months as of September 30, 2016. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to those funds.

(4)
An investment is considered partially realized when it has been disposed of or has otherwise generated disposition proceeds or current income that has been distributed by the relevant fund. In periods prior to the three months ended September 30, 2015, realized proceeds excluded current income such as dividends and interest. Realizations have not been shown for those investment funds that have not invested for at least 24 months prior to September 30, 2016. We therefore have not calculated gross IRRs, net IRRs and multiples of invested capital with respect to the investments of those funds.

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

Public Markets

We operate and report our combined credit and hedge funds businesses through the Public Markets segment. Our credit business advises funds, CLOs, separately managed accounts, and investment companies registered under the Investment Company Act, including business development companies or BDCs, undertakings for collective investment in transferable securities or UCITS, and alternative investments funds or AIFs, which invest capital in (i) leveraged credit strategies, such as leveraged loans, high yield bonds and opportunistic credit, and (ii) alternative credit strategies such as mezzanine investments, direct lending investments, special situations investments and revolving credit investments. The funds, accounts, registered investment companies and CLOs in our leveraged credit and alternative credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC‑registered investment adviser, KKR Credit Advisors (Ireland), regulated by the Central Bank of Ireland, and KKR Credit Advisors (UK), regulated by the United Kingdom Financial Conduct Authority, or FCA. KKR Credit Advisors (Ireland) and KKR Credit Advisors (UK) (formerly known collectively as Avoca Capital) were acquired by KKR on February 19, 2014. Our Public Markets segment also includes our hedge funds business. Through our hedge fund business we offer a variety of investment strategies. Through our hedge fund solutions platform we offer customized hedge fund portfolios and hedge fund‑of‑fund solutions that are managed by Prisma Capital Partners LP (KKR Prisma or Prisma), an SEC‑registered investment adviser. In addition our hedge fund business includes strategic partnerships consisting of minority stakes in other hedge fund managers.
We intend to continue to grow the Public Markets business by leveraging our global investment platform, experienced investment professionals and the ability to adapt our investment strategies to different market conditions to capitalize on investment opportunities that may arise at various levels of the capital structure and across market cycles.

As of September 30, 2016, this segment had $55.9 billion of AUM, comprised of $18.4 billion of assets managed in our leveraged credit strategies, $15.7 billion of assets managed in our alternative credit strategies, $20.5 billion of assets managed in our hedge fund strategies and $1.3 billion of assets managed in other strategies. Our alternative credit investments include $2.4 billion of assets managed in our mezzanine strategy, $5.7 billion of assets managed in our direct lending strategy, $7.0 billion of assets managed in our special situations strategies and $0.6 billion of assets managed in our revolving credit strategy.
Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	8.34%	7.69%	65% S&P/ LSTA, 35% BoAML HY Master II Index (2)	6.45%
Opportunistic Credit (3)	May 2008	13.30%	11.20%	BoAML HY Master II Index (3)	8.13%
Bank Loans	Apr 2011	5.28%	4.65%	S&P/ LSTA Loan Index (4)	4.05%
High Yield	Apr 2011	6.84%	6.26%	BoAML HY Master II Index (5)	6.39%
Bank Loans Conservative	Apr 2011	4.89%	4.27%	S&P/ LSTA BB-B Loan Index (6)	4.16%
European Leveraged Loans (7)	Sep 2009	5.88%	5.35%	CS Inst West European Leveraged Loan Index (8)	5.03%
High Yield Conservative	Apr 2011	6.63%	6.05%	BoAML HY BB-B Constrained	6.47%
European Credit Opportunities (7)	Sept 2007	14.90%	13.90%	S&P LSTA European Leveraged Loans (All Loans)	6.06%

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

Our alternative credit strategies primarily invest in more illiquid instruments through private investment funds. The following table presents information regarding our Public Markets alternative credit funds where investors are subject to capital commitments from inception to September 30, 2016. Some of our alternative credit funds have begun investing for less than 24 months, and thus their performance is not included below. Past performance is no guarantee of future results.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Special Situations Fund	Dec-12	$2,274.3	$2,112.1	$387.6	$2,138.0	$2,525.6	8.4%	7.2%	1.2
Special Situations Fund II	Dec-14	3,347.9	907.9	—	723.8	723.8	N/A	N/A	N/A
Mezzanine Partners	Mar-10	1,022.8	886.1	737.0	469.5	1,206.5	12.7%	9.3%	1.4
Private Credit Opportunities Partners II	Dec-15	514.1	—	—	11.8	11.8	N/A	N/A	N/A
Lending Partners	Dec-11	460.2	407.1	225.3	286.8	512.1	8.6%	7.2%	1.3
Lending Partners II	Jun-14	1,335.9	1,081.1	100.9	1,116.4	1,217.3	14.7%	14.5%	1.1
Lending Partners Europe	Mar-15	847.6	169.5	—	196.7	196.7	N/A	N/A	N/A
Revolving Credit Partners	May-15	510.0	—	9.0	(7.4)	1.6	N/A	N/A	N/A
All Funds		$10,312.8	$5,563.8	$1,459.8	$4,935.6	$6,395.4

(1)     Recycled capital is excluded from the amounts invested and realized.

(2)     KKR alternative credit funds utilize third party financing facilities to provide liquidity to such funds, and in such event IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund. In cases where financing facilities are used, their use generally decreases the amount of invested capital that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. IRRs measure the aggregate annual compounded returns generated by a fund’s investments over a holding period and are calculated taking into account recycled capital. Net IRRs presented are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees.  Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.

(3)     The multiples of invested capital measure the aggregate value generated by a fund’s investments in absolute terms. Each multiple of invested capital is calculated by adding together the total realized and unrealized values of a fund’s investments and dividing by the total amount of capital invested by the fund. In cases where financing facilities are used, their use generally decreases the amount of invested capital that would otherwise be used to calculate multiples of invested capital, which tends to increase multiples when fair value grows over time and decrease multiples when fair value decreases over time. Such amounts do not give effect to the allocation of any realized and unrealized returns on a fund’s investments to the fund’s general partner pursuant to a carried interest or the payment of any applicable management fees and are calculated without taking into account recycled capital.

For the period beginning in June 2004 through September 30, 2016, our hedge fund-of-funds low volatility strategy, which consists of the majority of our hedge fund-of-funds AUM and FPAUM, generated a gross annualized return of 6.4%. Within our hedge funds business, as of September 30, 2016, our hedge fund solutions platform accounted for $10.6 billion of AUM and our strategic partnerships with other hedge fund managers accounted for $9.9 billion of AUM.
The table below presents information as of September 30, 2016 relating to our Public Markets vehicles:

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$8,196	$7,865	0.35%-1.50%	Various (1)	Various (1)	Subject to redemptions
CLO’s	8,725	8,403	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	16,921	16,268

Alternative Credit (3)	14,208	8,561	0.50%-1.75% (4)	10.00-20.00%	7.00-12.00%	8-15 Years (2)
Hedge Funds (5)	20,543	20,067	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
Corporate Capital Trust (6)	4,248	4,248	1.00%	10.00%	7.00%	7 years
Total	$55,920	$49,144

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

(4)	Lower fees on uninvested capital in certain vehicles.

(5)	Hedge Funds includes KKR's hedge fund solutions platform and KKR's pro rata portion of AUM and FPAUM of strategic partnerships, which consist of minority stakes in other hedge fund managers.

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

The chart below presents the holdings of our Principal Activities segment by asset class as of September 30, 2016.

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

Business Environment

Market Conditions
Global Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions have a substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably and our ability to make new investments. According to Bloomberg as of October 2016, real GDP in the U.S. is estimated to have increased at a seasonally adjusted annualized rate of 2.7% quarter over quarter in the third quarter of 2016 following an increase of 1.4% in the second quarter of 2016. According to the Bureau of Labor Statistics, the U.S. unemployment rate was 5.0% as of September 30, 2016, up slightly from 4.9% as of June 30, 2016. For the quarter ended September 30, 2016, Bloomberg estimates suggest that Euro Area real GDP growth was 0.3% on a quarter-over-quarter basis, compared to actual quarter-over-quarter growth of 0.3% in the second quarter of 2016. On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” The referendum has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the depreciation of many foreign currencies against the U.S. dollar. In addition, continuing controversy and uncertainty surrounding key issues such as immigration, austerity, and globalization and risk of countries exiting the European Union continue to impair economic growth in the region and lead to financial market volatility. The United Kingdom's decision to withdraw from the European Union and the European Union's inability to resolve other key issues could have adverse repercussions across financial markets, which could adversely affect valuations of our investments. On a quarter-over-quarter, seasonally adjusted basis, China’s National Bureau of Statistics indicated that real GDP grew 1.8% in the third quarter of 2016, slightly less than the 1.9% reported for the second quarter of 2016. Any future slowdown in China's growth could adversely impact the value of our investments in China. Furthermore, slowing Chinese growth could create dislocations in the global economy, particularly in other emerging markets where weaker Chinese demand for imported commodities and finished goods could impact economic growth. In addition, the sharp correction and high volatility in China's stock market coupled with the devaluation of the Chinese yuan may adversely impact the value of our investments in China and make it more difficult to access capital in those markets. For a further discussion of how market conditions may affect our businesses, see “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition,” in our quarterly report for the quarter ended June 30, 2016, and our Annual Report.

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

Many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended September 30, 2016, global equity markets were positive, with the S&P 500 Index up 3.9% and the MSCI World Index up 5.0% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index, or the VIX, a measure of volatility, ended at 13.3 as of September 30, 2016, decreasing from 15.6 as of June 30, 2016. For a further discussion of our valuation methods, see “Risk Factors-Risks Related to the Assets We Manage - Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” in our Annual Report and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Many of our investments are also in credit instruments, and our funds and their portfolio companies also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. In particular due in part to holdings of credit assets such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of such losses. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies used to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit investments, increased credit spreads lead to a reduction in the value of these investments, if not offset by hedging or other factors. Within credit markets, spreads continued to tighten during the quarter ended September 30, 2016. Low interest rates related to monetary stimulus and economic stagnation also negatively impacts expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies may cause the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas such as the Eurozone and Japan, which have ongoing central bank quantitative easing campaigns and comparatively low interest rates relative to the Unites States, could potentially endure further currency volatility and weakness relative to the U.S. dollar

The subinvestment grade credit indices rose during the quarter ended September 30, 2016, with the S&P/LSTA Leveraged Loan Index up 3.1% and the BoAML HY Master II Index up 5.5%. For the quarter ended September 30, 2016, 10-year government bond yields rose 12 basis points in the United States, one basis point in Germany, 13 basis points in Japan and fell 12 basis points in China. For further discussion of the impact of global credit markets on our financial condition and results of operations, see “Risk Factors - Risks Related to the Assets We Manage -Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income,” “- Our investments are impacted by various economic conditions that are difficult to quantify or predict, and may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our financial condition and results of operations” and “- Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report and “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies” in this report.

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility, which has become more pronounced in recent quarters, can also affect our businesses which deal in cross‑border trade. The U.S. dollar has appreciated against a number of currencies over recent periods, which is likely to cause a decrease in the U.S. dollar value of our non‑U.S. investments to the extent unhedged and making the exports of U.S. based companies less competitive leading to a decline in revenues. While this may cause a decrease in the U.S. dollar values of our assets and portfolio companies outside the United States, we also expect it to create opportunities to invest at more attractive U.S. dollar prices in certain countries. For the quarter ended September 30, 2016, the euro rose 1.2% and the British pound fell 2.5% respectively, relative to the U.S. dollar with significant depreciation following the June 23, 2016, referendum in which voters in the United Kingdom approved an exit from the European Union. The depreciation of the British pound adversely effects the value of our pound denominated investments, to the extent unhedged and adversely effects the dollar equivalent revenues of portfolio companies with substantial pound denominated revenues. See “Risk Factors- Risks Related to Our Business - Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition,” in our Annual Report, as updated in our subsequent quarterly reports. In China, the potential for greater CNY depreciation remains a large source of uncertainty. The cumulative devaluation of the yuan since August 2015, which effectively makes Chinese exports cheaper and imports more expensive, may impact global trade substantially for the reasons discussed above. For additional information regarding our foreign exchange rate risk, see “Quantitative and Qualitative Disclosure About Market Risk - Exchange Rate Risk” in our Annual Report.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments and certain of our Public Markets strategies and products, including direct lending, special situations and CLOs, have meaningful investments in the energy sector. The value of these investments are heavily influenced by the price of natural gas and oil, which have varied over the course of the year. During the quarter, the long-term price of WTI crude increased approximately 2%, while the long-term price of natural gas decreased approximately 7%. The long-term price of WTI crude oil increased from approximately $54 per barrel to $55 per barrel, while the long-term price of natural gas decreased from approximately $3.00 per mcf to $2.80 per mcf as of June 30, 2016 and September 30, 2016, respectively. While commodity prices have increased over the course of the year, they remain low compared to recent historical levels. If they remain depressed or decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted. In addition, because we hold direct energy assets on our balance sheet, which had a fair value of $0.6 billion as of September 30, 2016, these price movements have had an amplified impact on our financial results, as we directly bear the full extent of such losses. For additional information regarding our energy real assets, see “-Critical Accounting Policies-Fair Value Measurements-Level III Valuation Methodologies-Real Asset Investments” in this report and “Risk Factors - Risks Related to the Assets We Manage - Because we hold interests in some of our portfolio companies both through our management of private equity funds as well as through separate investments in those funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us” in our Annual Report.

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

With respect to KKR’s investment funds that provide for carried interest or incentive fees, KKR allocates a portion of carried interest and incentive fees earned, with adjustment for certain management fees, to its carry pool for employees and non-employee operating consultants. The amount allocated to this carry pool is equal to 40% of the carried interest and incentive fees earned by the relevant funds, and, beginning with the quarter ended September 30, 2016, for investment funds that have a preferred return, also includes 40% of the management fees that would have been subject to a management fee refund. Because of the different ways management fees are refunded in preferred return and non-preferred return funds, the allocation to the carry pool of 40% of the portion of the management fees subject to refund for funds that have a preferred return is designed to allocate to the carry pool an amount comparable to the amount that would have been allocated had the fund not had a preferred return. For a discussion of how management fees are refunded for preferred return funds and non-preferred funds see "--Fair Value Measurements--Recognition of Carried Interest in the Statement of Operations".

The amounts allocated to the carry pool are accounted for as compensatory profit-sharing arrangements and recorded as compensation and benefits expense for KKR employees and general, administrative and other expense for certain non-employee consultants and service providers in the consolidated statements of operations prepared in accordance with U.S. GAAP.

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

The following table presents our after tax distributable earnings on common units for the three and nine months ended September 30, 2016 and 2015 as described above. For a discussion of the components that drove the changes in our distributable earnings, see“—Segment Analysis.”

	Quarter Ended		Nine Months Ended
($ in thousands except per unit data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues
Management, Monitoring and Transaction Fees, Net	$276,561	$244,888	$818,582	$804,905
Realized Performance Income (loss)	354,128	266,171	762,929	832,381
Realized Investment Income (loss)	193,757	110,076	479,853	593,084
Total Distributable Segment Revenues	824,446	621,135	2,061,364	2,230,370

Expenses
Cash Compensation and Benefits	101,967	87,680	299,756	288,956
Realized Performance Income Compensation	159,151	106,469	322,671	332,952
Occupancy and Related Charges	15,877	15,720	47,486	45,991
Other Operating Expenses	55,123	52,081	166,542	164,640
Total Distributable Segment Expenses	332,118	261,950	836,455	832,539

Distributable Earnings Before Taxes, Noncontrolling Interests and Preferred Distributions	492,328	359,185	1,224,909	1,397,831

Less: Corporate and local income taxes paid	21,869	25,173	71,191	102,886
Less: Income attributable to segment noncontrolling interests	760	2,902	2,002	10,907
Less: Preferred Distributions	8,201	—	13,894	—

After-tax Distributable Earnings	$461,498	$331,110	$1,137,822	$1,284,038

Per Adjusted Unit Eligible for Distribution	$0.57	$0.40	$1.41	$1.57

Adjusted Units Eligible for Distribution	806,727,198	820,963,035

Subsequent to September 30, 2016, we expect to write-off our investment in Samson Resources when our losses become realized. Since this investment has already been written down to zero value in periods prior to September 30, 2016, this write-off is not expected to have a significant impact on our economic net income in future periods. However, when our losses become realized, this write-off is expected to reduce our after-tax distributable earnings by approximately $250 million.

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

Fee Related Earnings ("FRE")

Fee related earnings (“FRE”) is a measure of the operating earnings of KKR and its business segments before performance income, related performance income compensation and investment income. KKR believes this measure may be useful to unitholders as it provides additional insight into the operating profitability of KKR's fee generating management companies and capital markets businesses.

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

A reconciliation of Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders on a GAAP basis to ENI, FRE and After-tax Distributable Earnings is provided below.

	Quarter Ended		Nine Months Ended
($ in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$352,152	$(190,588)	$116,103	$456,225
Plus: Preferred Distributions	8,201	—	13,894	—
Plus: Net income (loss) attributable to noncontrolling interests held by KKR Holdings L.P.	284,834	(166,078)	86,659	398,633
Plus: Non-cash equity-based charges	61,552	67,821	186,032	213,849
Plus: Amortization of intangibles and other, net	(48,299)	10,186	(10,273)	45,306
Plus: Income tax (benefit)	10,826	(7,390)	18,761	39,295
Economic Net Income (Loss)	669,266	(286,049)	411,176	1,153,308
Plus: Income attributable to segment noncontrolling interests	760	2,902	2,002	10,907
Less: Total investment income (loss)	330,497	(274,384)	(245,846)	329,887
Less: Net performance income (loss)	235,935	(98,170)	354,226	529,010
Plus: Expenses of Principal Activities Segment	38,659	38,116	116,214	124,330
Fee Related Earnings	142,253	127,523	421,012	429,648
Plus: Net interest and dividends	23,679	48,637	109,259	174,718
Less: Expenses of Principal Activities Segment	38,659	38,116	116,214	124,330
Plus: Realized performance income (loss), net	194,977	159,702	440,258	499,429
Plus: Net realized gains (losses)	170,078	61,439	370,594	418,366
Less: Corporate and local income taxes paid	21,869	25,173	71,191	102,886
Less: Preferred Distributions	8,201	—	13,894	—
Less: Income attributable to segment noncontrolling interests	760	2,902	2,002	10,907
After-tax Distributable Earnings	$461,498	$331,110	$1,137,822	$1,284,038

Unaudited Condensed Consolidated Results of Operations

The following is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. You should read this discussion in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected the results of operations of our three business segments in these periods, see “—Segment Analysis.” On January 1, 2016, KKR adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The adoption of ASU 2015-02 resulted in the de-consolidation of most of KKR's investment funds, but did not impact net income (loss) attributable to KKR & Co. L.P. KKR adopted this new guidance using the modified retrospective method. As a result, restatement of prior period results is not required and prior periods presented below have not been impacted.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
	($ in thousands)
Revenues
Fees and Other	$687,056	$188,626	$498,430

Expenses
Compensation and Benefits	358,161	96,959	261,202
Occupancy and Related Charges	16,405	16,484	(79)
General, Administrative and Other	136,551	163,477	(26,926)
Total Expenses	511,117	276,920	234,197

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	735,144	(1,555,681)	2,290,825
Dividend Income	73,105	270,759	(197,654)
Interest Income	256,505	299,485	(42,980)
Interest Expense	(255,105)	(151,554)	(103,551)
Total Investment Income (Loss)	809,649	(1,136,991)	1,946,640

Income (Loss) Before Taxes	985,588	(1,225,285)	2,210,873

Income Taxes	10,826	(7,390)	18,216

Net Income (Loss)	974,762	(1,217,895)	2,192,657

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	3,121	(12,925)	16,046
Net Income (Loss) Attributable to Noncontrolling Interests	611,288	(1,014,382)	1,625,670

Net Income (Loss) Attributable to KKR & Co. L.P.	$360,353	$(190,588)	$550,941

Net Income Attributable to Series A Preferred Unitholders	5,822	—	5,822
Net Income Attributable to Series B Preferred Unitholders	2,379	—	2,379

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$352,152	$(190,588)	$542,740

Fees and Other

 For the three months ended September 30, 2016 and 2015, respectively, fees and other consisted of the following:

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
Management Fees	$152,491	$50,199	$102,292
Transaction Fees	113,056	60,014	53,042
Monitoring Fees	23,367	39,915	(16,548)
Fee Credits	(46,975)	(2,081)	(44,894)
Carried Interest	414,864	—	414,864
Incentive Fees	3,800	157	3,643
Oil and Gas Revenue	16,191	29,620	(13,429)
Consulting Fees	10,262	10,802	(540)
Total Fees and Other	$687,056	$188,626	$498,430

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

The increases in carried interest and management fees and the corresponding increase in fee credits is primarily due to income from funds that are no longer consolidated as described above. Transaction fees increased primarily due to an increase in the number of transactions that generate fees and an increase in the average fee earned most notably in our Private Markets business.

The carried interest gains earned during the three months ended September 30, 2016 were due primarily to an overall increase in the value of our private equity portfolio. For a more detailed discussion of the factors that affected our Private Markets carried interest during the period, see “—Segment Analysis--Private Markets.”

These increases were partially offset by a decrease in monitoring fees primarily in our Private Markets business as discussed in greater detail in "--Segment Analysis -- Private Markets."

Compensation and Benefits Expense

The increase was primarily due to a higher level of carry pool allocations reflecting appreciation in the value of our private equity portfolio during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 when we had a loss in value in our investment portfolio, primarily in Private Markets.

General Administrative and Other Expense

The decrease primarily relates to (i) a decrease in the expenses of our consolidated oil and gas producing entities due to a $30.3 million impairment charge incurred during the three months ended September 30, 2015 while no such charge was incurred during the three months ended September 30, 2016 and (ii) a decrease in depreciation, depletion and amortization of our consolidated oil and gas producing entities caused by a lower cost basis due to previously recorded impairments and lower production volumes compared to the prior period. These decreases were partially offset by (i) the write off of intangible assets in connection with the termination of certain management contracts and (ii) financing costs incurred relating to debt at new consolidated CLOs for which the fair value option has been elected.

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

The following is a summary of net gains (losses) from investment activities:

	Three Months Ended September 30,
	2016	2015
	($ in thousands)
Private Equity Investments	$209,855	$(812,674)
Credit & Other Investments	(6,689)	(536,991)
Investments of Consolidated CFE's	21,352	(157,386)
Real Assets Investments	99,503	(218,646)
Debt Obligations	174,625	75,795
Other Net Gains (Losses) from Investment Activities	236,498	94,221
Net Gains (Losses) from Investment Activities	$735,144	$(1,555,681)

The net gains from investment activities for the three months ended September 30, 2016 were comprised of net realized gains of $288.6 million and net unrealized gains of $446.5 million. For the three months ended September 30, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held directly by KKR, including the partial sales of Walgreens Boots Alliance, Inc. (NASDAQ: WBA) and Zimmer Biomet Holdings, Inc. (NYSE: ZBH) and (ii) realized gains on debt held at consolidated CLOs. For the three months ended September 30, 2016, net unrealized gains were driven primarily by (i) mark-to-market gains in our private equity portfolio held directly by KKR which includes unrealized gains in First Data Corporation (NYSE: FDC) and (ii) mark-to-market gains in assets in our consolidated special situations and real assets funds. These unrealized gains are partially offset by the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc. and Zimmer Biomet Holdings, Inc.

For the three months ended September 30, 2015, the most significant driver of the net investment losses from investment activities related to unrealized gains and losses at KKR's consolidated private equity funds as discussed in greater detail in "--Segment Analysis -- Private Markets -- Three Months Ended -- Segment Revenues -- Performance Income."

Dividend Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, dividends received from our investment funds that had previously been consolidated are not included in the statement of operations.

The decrease was primarily due to a decrease associated with investment funds no longer being consolidated in the 2016 period as a result of the adoption of ASU 2015-02. During the three months ended September 30, 2016 significant dividends received included $36.5 million from our consolidated Special Situations funds, $17.8 million from credit and real estate investments held directly by KKR and $10.4 million from our consolidated real estate funds. During the three months ended September 30, 2015 we received dividends of $123.7 million from WMF (consumer products sector), $80.5 million from Academy Sports and Outdoors (retail sector), $30.3 million from Wuhan Optics Valley Project (real estate sector) and an aggregate of $36.3 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest income received from our investment funds that had previously been consolidated is not included in the statement of operations.

The decrease was primarily due to a decrease associated with investment funds (primarily those that are credit-oriented) no longer being consolidated in the third quarter of 2016 as a result of the adoption of ASU 2015-02. Partially offsetting this decrease was an increase in interest income primarily from new CMBS loans acquired in our real estate investment trust after September 30, 2015.

Interest Expense

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest expense incurred by our investment funds that had previously been consolidated is not included in the statement of operations.

The increase was primarily due to interest expense associated with certain notes issued by consolidated CLOs of KFN being called for redemption. Third party CLO subordinated note holders receive the residual interest after all other payments have been made and as a result of a paydown made in August 2016, KKR recorded interest expense of $59.9 million. In addition, an incremental $8.7 million of accelerated accretion of debt discounts was recorded in connection with the notes of this CLO being called for redemption. To a lesser extent the increase was due to higher interest expense in connection with new CMBS borrowings in our real estate investment trust. These increases were partially offset by a decrease associated with financing facilities at investment funds no longer being consolidated in the third quarter of 2016 as a result of the adoption of ASU 2015-02.

Income (Loss) Before Taxes

The increase was primarily due to the net gains from investment activity in the current period as compared to net losses in the prior period as well as the impact of the adoption of ASU 2015-02 on January 1, 2016 which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date.

Income Taxes

Income tax expense for the three months ended September 30, 2016 relates to income within the KKR Group Partnerships that is subject to corporate and local income taxes. The tax benefit for the three months ended September 30, 2015 was due primarily to unrealized losses during the period at investment funds within the KKR Group Partnerships that are subject to corporate taxes.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2016 relates primarily to net income attributable to KKR Holdings L.P. representing its ownership interests in the KKR Group Partnerships. The change from the prior period is due primarily to noncontrolling interests attributed to third party limited partners in our investment funds that had previously been consolidated, but which are no longer included in the statement of operations effective with the adoption of ASU 2015-02 on January 1, 2016.

Net Income (Loss) Attributable to KKR & Co. L.P.

The increase for the three months ended September 30, 2016 was due primarily to carried interest gains reflecting appreciation in the value of our private equity portfolio during the three months ended September 30, 2016 as compared to carried interest losses in the prior period.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
	($ in thousands)
Revenues
Fees and Other	$1,426,618	$735,845	$690,773

Expenses
Compensation and Benefits	780,062	873,649	(93,587)
Occupancy and Related Charges	49,159	48,388	771
General, Administrative and Other	413,437	424,093	(10,656)
Total Expenses	1,242,658	1,346,130	(103,472)

Investment Income (Loss)
Net Gains (Losses) from Investment Activities	9,089	3,474,748	(3,465,659)
Dividend Income	167,987	710,130	(542,143)
Interest Income	753,194	898,628	(145,434)
Interest Expense	(607,812)	(402,944)	(204,868)
Total Investment Income (Loss)	322,458	4,680,562	(4,358,104)

Income (Loss) Before Taxes	506,418	4,070,277	(3,563,859)

Income Taxes	18,761	39,295	(20,534)

Net Income (Loss)	487,657	4,030,982	(3,543,325)

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,616	(11,883)	16,499
Net Income (Loss) Attributable to Noncontrolling Interests	353,044	3,586,640	(3,233,596)

Net Income (Loss) Attributable to KKR & Co. L.P.	129,997	456,225	(326,228)

Less: Net Income Attributable to Series A Preferred Unitholders	11,515	—	11,515
Less: Net Income Attributable to Series B Preferred Unitholders	2,379	—	2,379

Net Income (Loss) Attributable to KKR & Co. L.P. Common Unitholders	$116,103	$456,225	$(340,122)

Fees and Other

 For the nine months ended September 30, 2016 and 2015, fees and other consisted of the following:

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
Management Fees	$468,390	$149,941	$318,449
Transaction Fees	277,776	250,954	26,822
Monitoring Fees	99,388	217,327	(117,939)
Fee Credits	(106,506)	(12,346)	(94,160)
Carried Interest	602,695	—	602,695
Incentive Fees	6,045	11,623	(5,578)
Oil and Gas Revenue	47,977	90,264	(42,287)
Consulting Fees	30,853	28,082	2,771
Total Fees and Other	$1,426,618	$735,845	$690,773

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

The increases in carried interest, management fees and fee credits is primarily due to income from funds that are no longer consolidated as described above. Transaction fees increased primarily due to an increase in the number of transactions that generate fees and the average fee earned in Private Markets and an increase in the size of transactions in our Capital Markets business.

The carried interest gains earned during the nine months ended September 30, 2016 were due primarily to an overall increase in the value of our private equity portfolio. For a more detailed discussion of the factors that affected our Private Markets carried interest during the period, see “—Segment Analysis -- Private Markets -- Nine Months Ended -- Segment Revenues -- Performance Income.”

These increases were partially offset by a decrease in monitoring fees primarily in our Private Markets business as discussed in greater detail in "--Segment Analysis -- Private Markets -- Nine Months ended -- Segment Revenues -- Management, Monitoring and Transaction Fees, Net."

The decrease in oil and gas revenue was due primarily to lower production volumes and a lower price of oil in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Compensation and Benefits Expenses

The decrease was primarily due to a lower carry pool allocations reflecting a lower level of appreciation in the value of our private equity portfolio during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

General Administrative and Other Expenses

The decrease was primarily due to (i) a decrease in the expenses of our consolidated oil and gas producing entities due to a $30.3 million impairment charge incurred during the nine months ended September 30, 2015 while no such charge was incurred during the nine months ended September 30, 2016 and (ii) a decrease in depreciation, depletion and amortization of our consolidated oil and gas producing entities caused by a lower cost basis due to previously recorded impairments and lower production volumes compared to the prior period. These decreases were partially offset by (i) the write off of intangible assets in connection with the termination of certain management contracts and (ii) financing costs incurred relating to debt at new consolidated CLOs for which the fair value option has been elected.

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

The following is a summary of net gains (losses) from investment activities:

	Nine Months Ended September 30,
	2016	2015
	($ in thousands)
Private Equity Investments	$(42,037)	$3,914,574
Credit & Other Investments	(389,020)	(477,117)
Investments of Consolidated CFE's	307,597	(106,145)
Real Assets Investments	108,085	(147,241)
Debt Obligations	(167,566)	(86,240)
Other Net Gains (Losses) from Investment Activities	192,030	376,917
Net Gains (Losses) from Investment Activities	$9,089	$3,474,748

The net gains from investment activities for the nine months ended September 30, 2016 were comprised of net realized gains of $354.1 million and net unrealized losses of $345.0 million. For the nine months ended September 30, 2016, net realized gains were comprised primarily of the net impact of (i) realized gains on sales of private equity investments held directly by KKR, including the partial sales of Walgreens Boots Alliance, Inc., Zimmer Biomet Holdings, Inc. and HCA Holdings, Inc. (NYSE: HCA) ; (ii) realized losses on assets held at consolidated CLOs and (iii) realized gains on debt held at consolidated CLOs. For the nine months ended September 30, 2016, net unrealized losses were driven primarily by (i) mark-to-market losses in our private equity portfolio held directly by KKR including unrealized losses in First Data Corporation, (ii) mark-to-market losses on assets in our consolidated special situations funds, (iii) mark-to-market losses on debt held through consolidated CMBS and (iv) the reversal of unrealized gains on the partial sales of Walgreens Boots Alliance, Inc., Zimmer Biomet Holdings, Inc. and HCA Holdings, Inc., as well as the reversal of unrealized gains on debt realizations at our consolidated CLOs. Offsetting these unrealized losses were unrealized gains, the most significant of which were unrealized gains relating to investments held through consolidated CMBS structures and reversals of unrealized losses on asset realizations in our consolidated CLOs.

For the nine months ended September 30, 2015, the most significant driver of the net investment gains related to gains and losses at KKR's consolidated private equity funds as discussed in greater detail in "--Segment Analysis -- Private Markets -- Nine Months Ended -- Segment Revenues -- Performance Income."

Dividend Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, dividends received from our investment funds that had previously been consolidated are not included in the statement of operations.

The decrease was primarily due to a decrease associated with investment funds no longer being consolidated in the 2016 period as a result of the adoption of ASU 2015-02. During the nine months ended September 30, 2016 significant dividends received included $49.0 million from our consolidated Special Situations funds and dividends from US Foods of $23.4 million, Sedgwick Claims Management Services (financial services sector) of $12.7 million and PRA Health Sciences Inc. of $4.1 million. During the nine months ended September 30, 2015 we received dividends of $123.7 million from WMF, $114.9 million from United Envirotech Ltd. (recycling sector), $86.2 million from MMI Holdings Limited (technology sector), $80.5 million from Academy Sports and Outdoors, $65.9 million from Aricent Inc. (technology sector) and an aggregate of $238.9 million of dividends from other investments. Significant dividends from portfolio companies are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable.

Interest Income

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest income received from our investment funds that had previously been consolidated is not included in the statement of operations.

The decrease was primarily due to investment funds (primarily those that are credit-oriented) no longer being consolidated in the 2016 period as a result of the adoption of ASU 2015-02. This decrease was partially offset by the consolidation of CMBS entities beginning in the second quarter of 2015 as well as interest earned on new CMBS loans acquired in our real estate investment trust.

Interest Expense

As indicated above, on January 1, 2016, KKR adopted ASU 2015-02, which resulted in the de-consolidation of most of KKR's investment funds that had been consolidated prior to such date. Effective with the adoption of ASU 2015-02, interest expense incurred by our investment funds that had previously been consolidated is not included in the statement of operations.

The increase was primarily due to (i) the consolidation of CMBS entities beginning in the second quarter of 2015, (ii) increased CMBS borrowings in our real estate investment trust and (iii) interest expense associated with certain notes issued by consolidated CLOs of KFN being called for redemption. Third party CLO subordinated note holders receive the residual interest after all other payments have been made and as a result of a paydown made in August 2016, KKR recorded interest expense of $59.9 million. In addition, an incremental $8.8 million of accelerated accretion of debt discounts was recorded in connection with the notes of this CLO being called for redemption. These increases were partially offset by a decrease associated with financing facilities at investment funds no longer being consolidated in the first half of 2016 as a result of the adoption of ASU 2015-02.

Income (Loss) Before Taxes

The decrease for the nine months ended September 30, 2016, was due primarily to the decrease in investment income as described above.

Income Taxes

The decrease is due primarily to a lower level of unrealized carried interest gains and to a lesser extent a lower level of fees during the nine months ended September 30, 2016 relating to the investment funds and management companies within the KKR Group Partnerships that are subject to corporate taxes.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2016 relates primarily to net income attributable to KKR Holdings L.P. representing its ownership interests in the KKR Group Partnerships. The decrease from the prior period is due primarily to noncontrolling interests attributed to third party limited partners in our investment funds that had previously been consolidated, but which are not included in the statement of operations effective with the adoption of ASU 2015-02 on January 1, 2016.

Net Income (Loss) Attributable to KKR & Co. L.P.

The decrease for the nine months ended September 30, 2016, was due primarily to the lower level of investment income and carried interest as described above.

Condensed Consolidated Statements of Financial Condition

The following tables provide the Condensed Consolidated Statements of Financial Condition on a GAAP Basis as of September 30, 2016 and December 31, 2015.

(Amounts in thousands, except common unit and per common unit amounts)
	As of September 30, 2016	As of December 31, 2015

Assets
Cash and Cash Equivalents	$2,196,800	$1,047,740
Investments	31,277,959	65,305,931
Other	4,509,840	4,688,668
Total Assets	37,984,599	71,042,339

Liabilities and Equity
Debt Obligations	17,589,353	18,714,597
Other Liabilities	3,572,981	2,860,157
Total Liabilities	21,162,334	21,574,754

Redeemable Noncontrolling Interests	395,210	188,629

Equity
Series A Preferred Units	332,988	—
Series B Preferred Units	149,566	—
KKR & Co. L.P. Capital - Common Unitholders	5,334,045	5,547,182
Noncontrolling Interests	10,610,456	43,731,774
Total Equity	16,427,055	49,278,956
Total Liabilities and Equity	$37,984,599	$71,042,339

Equity Per Outstanding Common Unit - Basic	$11.95	$12.12

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

Net Cash Provided by (Used in) Operating Activities

Our net cash provided by (used in) operating activities was $(0.6) billion and $1.7 billion during the nine months ended September 30, 2016 and 2015, respectively. These amounts primarily included: (i) proceeds from sales of investments net of purchases of investments of $(0.8) billion and $0.7 billion during the nine months ended September 30, 2016 and 2015, respectively; (ii) net realized gains (losses) on investments of $(0.4) billion and $(4.3) billion during the nine months ended September 30, 2016 and 2015, respectively; and (iii) change in unrealized gains (losses) on investments of $0.3 billion and $0.9 billion during the nine months ended September 30, 2016 and 2015, respectively. Certain KKR funds and CFEs are, for GAAP purposes, investment companies and reflect their investments and other financial instruments at fair value.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by (used in) investing activities was $23.2 million and $(264.5) million during the nine months ended September 30, 2016 and 2015, respectively. Our investing activities included: (i) a change in restricted cash and cash equivalents (that primarily funds collateral requirements) of $33.0 million and $(169.8) million during the nine months ended September 30, 2016 and 2015, respectively; (ii) the purchases of fixed assets of $(8.2) million and $(10.0) million during the nine months ended September 30, 2016 and 2015, respectively; and (iii) proceeds from sales of oil and natural gas properties, net of development of oil and natural gas properties of $(1.6) million and $(84.7) million for the nine months ended September 30, 2016 and 2015, respectively.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities was $1.7 billion and $(0.6) billion during the nine months ended September 30, 2016 and 2015, respectively. Our financing activities primarily included: (i) distributions to, net of contributions by, our noncontrolling and redeemable noncontrolling interests of $763.7 million and $(5.9) billion during the nine months ended September 30, 2016 and 2015, respectively; (ii) proceeds received net of repayment of debt obligations of $1.0 billion and $5.8 billion during the nine months ended September 30, 2016 and 2015, respectively; (iii) distributions to our partners of $(213.5) million and $(544.2) million during the nine months ended September 30, 2016 and 2015, respectively; (iv) unit repurchases of $(291.9) million during the nine months ended September 30, 2016; (v) issuance of Preferred Units of $482.6 million during the nine months ended September 30, 2016 and (vi) Preferred Units distributions of $(13.9) million during the nine months ended September 30, 2016.

Segment Analysis

The following is a discussion of the results of our four reportable business segments for the three and nine months ended September 30, 2016 and 2015. You should read this discussion in conjunction with the information included under “—Basis of Financial Presentation—Segment Operating and Performance Measures” and the condensed consolidated financial statements and related notes included elsewhere in this report.

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

In connection with these modifications, segment information for the three and nine months ended September 30, 2015 has been presented in this Quarterly Report on Form 10-Q in conformity with KKR’s current segment presentation. Consequently, this information will not be consistent with historical segment financial results previously reported. While the modified segment presentation impacted the amount of economic net income reported by each operating segment, it had no impact on KKR’s economic net income on a total reportable segment basis.

Private Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Private Markets segment for the three and nine months ended September 30, 2016 and 2015.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$117,795	$118,250	$(455)
Monitoring Fees	11,091	24,964	(13,873)
Transaction Fees	53,223	17,732	35,491
Fee Credits	(37,127)	(20,266)	(16,861)
Total Management, Monitoring and Transaction Fees, Net	144,982	140,680	4,302

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	350,469	265,291	85,178
Unrealized Carried Interest	53,339	(394,126)	447,465
Total Performance Income	403,808	(128,835)	532,643

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	548,790	11,845	536,945

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	47,858	38,965	8,893
Realized Performance Income Compensation	157,688	106,116	51,572
Unrealized Performance Income Compensation	22,588	(156,874)	179,462
Total Compensation and Benefits	228,134	(11,793)	239,927
Occupancy and related charges	9,248	8,417	831
Other operating expenses	32,031	30,422	1,609
Total Segment Expenses	269,413	27,046	242,367

Income (Loss) attributable to noncontrolling interests	—	250	(250)

Economic Net Income (Loss)	$279,377	$(15,451)	$294,828

Assets Under Management	$75,181,600	$66,776,600	$8,405,000
Fee Paying Assets Under Management	$44,010,300	$46,399,800	$(2,389,500)
Capital Invested	$2,231,000	$867,000	$1,364,000
Uncalled Commitments	$31,839,100	$21,610,400	$10,228,700

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in transaction fees of $35.5 million partially offset by a decrease in monitoring fees of $13.9 million and a corresponding increase in fee credits of $16.9 million. The increase in transaction fees was primarily attributable to an increase in the number of transactions that generate fees and an increase in the average fee earned. During the three months ended September 30, 2016, there were 13 transaction fee-generating investments paying an average fee of $4.1 million. This is compared to 5 transaction fee-generating investments paying an average fee of $3.5 million during the three months ended September 30, 2015. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in monitoring fees was primarily the result of $7.0 million of monitoring fees received in the third quarter of 2015 from the termination of monitoring fee arrangements in connection with the sale of Capital Safety Group (industrial sector) compared to no such termination payments received during the three months ended September 30, 2016. We expect these termination payments to decrease over time. They may occur in the future; however, they are infrequent in nature and are generally correlated with IPO activity in our private equity portfolio. In addition, recurring monitoring fees decreased by $6.8 million which was primarily the result of a decrease in the average size of the fees paid by the portfolio companies. For the three months ended September 30, 2016 we had 42 portfolio companies paying an average monitoring fee of $0.3 million compared to 43 portfolio companies paying an average fee of $0.4 million for three months ended September 30, 2015. The increase in fee credits is due primarily to a higher level of transaction fees partially offset by a lower level of monitoring fees. Management fees were flat compared to prior period primarily due to an increase in capital raised in our real estate investment trust and the Next Generation Technology Growth Fund, partially offset by a decrease in management fees attributable to lower invested capital in our 2006 Fund, European Fund II and Asian Fund as a result of realizations. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”.

Performance Income

The net increase is attributable to carried interest gains in the current period compared to carried interest losses in the prior period.
Realized carried interest for the three months ended September 30, 2016 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Alliance Tire Group B.V. (manufacturing) and Zimmer Biomet Holdings, Inc.

Realized carried interest for the three months ended September 30, 2015 consisted primarily of realized gains from the sales and partial sales of Capital Safety Group, Alliant Insurance Services and KKR Debt Investors 2006 S.a.r.l (financial services).

The following table presents net unrealized carried interest by investment vehicle for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
	($ in thousands)
North America Fund XI	$139,705	$(54,511)
Asian Fund II	86,365	(103,103)
Co-Investment Vehicles and Other	26,928	(4,966)
European Fund III	22,529	(24,196)
China Growth Fund	5,265	(8,332)
Real Estate Partners Americas	1,970	1,269
European Fund IV	1,339	(2,614)
E2 Investors	(234)	(5,418)
European Fund	(2,102)	(4,162)
Global Infrastructure Investors	(10,383)	4,762
Millennium Fund	(15,889)	(2,060)
European Fund II	(62,304)	24,549
2006 Fund	(64,174)	(177,925)
Asian Fund	(71,490)	(33,632)
Management Fee Refunds	(4,186)	(3,787)

Total (a)	$53,339	$(394,126)

(a)	The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the three months ended September 30, 2016, the net unrealized carried interest income of $53.3 million included $411.0 million representing net increases in the value of various portfolio companies, and net unrealized losses of $(357.7) million primarily representing reversals of previously recognized net unrealized gains in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the three months ended September 30, 2016, the value of our private equity investment portfolio increased 5.8%. This was comprised of a 7.0% increase in the share prices of various publicly held or publicly indexed investments and a 5.1% increase in the value of our privately held investments. The most significant increase in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation (NYSE: FDC), PRA Health Sciences Inc. (NASDAQ: PRAH) and Qingdao Haier (CH: 600690). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Walgreens Boots Alliance, Inc. (NASDAQ: WBA), US Foods (NYSE: USFD) and Fujian Sunner Development Co. Ltd. (CZ:002299). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Sedgwick Claims Management Services (financial services sector), Panasonic Healthcare Co., Ltd. (healthcare sector), and GenesisCare (healthcare sector). The unrealized gains on our privately held investments were partially offset by unrealized losses the most significant of which were Aricent Inc. (technology sector), Crosby and Acco Material Handling Solutions (manufacturing sector) and OEG Management Partners (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services and GenesisCare, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

In addition to the agreements to sell Sedgwick Claims Management Services and GenesisCare, as indicated above, realization activity such as dividends and agreements to sell, including partial sales and secondary sales, subsequent to the third quarter of 2016 are expected, certain of which are subject to closing conditions, with respect to the following private equity portfolio companies: Far East Horizon Ltd. (HK:3370), Gland Pharma (manufacturing sector), Mills Fleet Farm (retail sector), TVS Logistics Service Limited (services sector), Groupe SMCP SAS (retail sector), CITIC Envirotech Ltd (recycling sector), WMF (consumer products sector), Nevis (real estate sector) and Walgreens Boots Alliance, Inc.

The reversals of previously recognized net unrealized gains for the three months ended September 30, 2016 resulted primarily from the sale or partial sales of Walgreens Boots Alliance, Inc., Alliance Tire Group B.V. and Zimmer Biomet Holdings, Inc.

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

For the three months ended September 30, 2015, the value of our private equity investment portfolio decreased 1.4%. This was comprised of a 7.4% decrease in the share prices of various publicly held or publicly indexed investments partially offset by a 1.0% increase in value of our privately held investments. Our portfolio of publicly held private equity investments in China experienced the most significant losses with a decrease in value of 38.6% and included unrealized losses related to Qingdao Haier and Fujian Sunner Development Co Ltd. Other significant unrealized losses in our publicly held investments included HCA, Inc. These decreases were partially offset by increased share prices of various publicly held investments, the most significant of which were in Walgreens Boots Alliance Inc. and PRA Health Sciences, Inc. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to SunGard Data Systems, Inc., Panasonic Healthcare Co. Ltd and Asia Dairy Holdings. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aceco TI S.A., China International Capital Corporation and Westbrick Energy Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of SunGard Data Systems, Inc. and Asia Dairy Holdings valuations that reflect agreements to sell these investments in whole or in part and (ii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) individual company performance or factors and, in certain cases, an unfavorable business outlook. In periods prior to the quarter ended September 30, 2016, our investment in Aceco TI S.A. was written down to zero value.

The reversals of previously recognized net unrealized gains for the three months ended September 30, 2015 resulted primarily from the sale or partial sales of Capital Safety Group, KKR Debt Investors 2006 S.a.r.l. and Alliant Insurance Services.

Segment Expenses

Compensation and Benefits

The net increase was primarily due to higher net performance compensation for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 which was the result of carried interest gains in the current period as compared to carried interest losses in the prior period.

Occupancy and Other Operating Expenses

These expenses were relatively flat but increased slightly primarily due to higher professional fees.

Economic Net Income (Loss)

The increase was primarily due to performance income gains partially offset by the increase in segment expenses as described above. For the three months ended September 30, 2016, the carried interest impact of the increase in the stock price of First Data Corporation increased ENI by approximately $45 million.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from June 30, 2016 to September 30, 2016:

($ in thousands)
June 30, 2016	$75,357,000
New Capital Raised	1,942,700
Distributions and Other	(4,597,400)
Change in Value	2,479,300
September 30, 2016	$75,181,600

AUM for the Private Markets segment was $75.2 billion at September 30, 2016, a decrease of $0.2 billion, compared to $75.4 billion at June 30, 2016. The decrease was primarily attributable to distributions to our fund investors most notably in our 2006 Fund, Asian Fund and European Fund II as a result of realizations and the termination of a management fee agreement with respect to the management of third party assets. Partially offsetting these decreases were increases in value primarily in our North America Fund XI, 2006 Fund and Asian Fund II as well as new capital raised primarily in our Americas Fund XII and to a lesser extent a specialty fund focused on investing in private equity and growth investments.

The increase in the value of our private markets portfolio was driven primarily by net unrealized gains of $0.8 billion in our North America Fund XI, $0.5 billion in each of our 2006 Fund and Asian Fund II, and $0.1 billion in each of our European Fund III and Asian Fund.  The drivers of the overall change in value for Private Markets were a 7.0% increase in the share prices of various publicly held or publicly indexed investments and a 5.1% increase in the value of our privately held investments. The most significant increase in share prices of various publicly held or publicly indexed investments were gains in First Data Corporation (NYSE: FDC), PRA Health Sciences Inc. (NASDAQ: PRAH) and Qingdao Haier (CH: 600690). These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were Walgreens Boots Alliance, Inc. (NASDAQ: WBA), US Foods (NYSE: USFD) and Fujian Sunner Development Co. Ltd. (CZ:002299). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Sedgwick Claims Management Services (financial services sector), Panasonic Healthcare Co., Ltd. (healthcare sector), and GenesisCare (healthcare sector). The unrealized gains on our privately held investments were partially offset by unrealized losses the most significant of which were Aricent Inc. (technology sector), Crosby and Acco Material Handling Solutions (manufacturing sector) and OEG Management Partners (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services and GenesisCare, valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from June 30, 2016 to September 30, 2016:

($ in thousands)
June 30, 2016	$46,027,600
New Capital Raised	548,600
Distributions and Other	(2,356,300)
Net Changes in Fee Base of Certain Funds	(345,100)
Change in Value	135,500
September 30, 2016	$44,010,300

FPAUM in our Private Markets segment was $44.0 billion at September 30, 2016 a decrease of $2.0 billion compared to $46.0 billion at June 30, 2016. The decrease was due primarily to (i) the termination of a management fee agreement with respect to the management of third party assets, (ii) distributions as described in assets under management above and (iii) certain co-investment vehicles entering their post-investment period, which changes the fee base from committed to invested capital. The decrease was partially offset by new capital raised primarily in a specialty fund focused on investing in private equity and growth investments and our real estate investment trust. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $15.9 billion at September 30, 2016.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.2%.  We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM will cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned. For example, if and when Americas Fund XII commences its investment period upon the end of the investment period of North America Fund XI, we expect an increase in management fees which will be partially offset by the reduction in the fee base of North America Fund XI as a result of the fund entering its post-investment period during which it earns management fees based on invested capital rather than committed capital and at a lower rate. As of September 30, 2016, based on the amount of capital raised to date for Americas Fund XII and the amount of capital remaining in the North America Fund XI, we expect when viewing those two funds together, the increase in management fees when the Americas Fund XII enters its investment period will initially exceed the loss of management fees from the North America Fund XI entering its post-investment period by approximately $95 million.  Management fees from the North America Fund XI will decrease over time as the investments in the North America Fund XI are realized, which will cause the $95 million amount to decrease.

Capital Invested

Capital invested in our private equity and real assets platforms increased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. For the three months ended September 30, 2016 and 2015, equity invested in our private equity platform was $2,034.8 million and $847.3 million, respectively, and equity invested in our real assets and other platforms was $196.2 million and $19.7 million, respectively. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested relative to transactions in our real assets businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. As of October 25, 2016, our Private Markets business had announced transactions that were subject to closing which aggregated approximately $0.6 billion.

Uncalled Commitments

As of September 30, 2016, our Private Markets Segment had $31.8 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase is due primarily to new capital raised in Americas Fund XII, partially offset by capital called from limited partners to fund investments during the period.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$354,376	$342,872	$11,504
Monitoring Fees	52,126	170,515	(118,389)
Transaction Fees	114,021	104,652	9,369
Fee Credits	(93,042)	(143,458)	50,416
Total Management, Monitoring and Transaction Fees, Net	427,481	474,581	(47,100)

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	749,194	810,990	(61,796)
Unrealized Carried Interest	(131,386)	45,190	(176,576)
Total Performance Income	617,808	856,180	(238,372)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	1,045,289	1,330,761	(285,472)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	142,500	135,363	7,137
Realized Performance Income Compensation	317,178	324,396	(7,218)
Unrealized Performance Income Compensation	(47,377)	19,190	(66,567)
Total Compensation and Benefits	412,301	478,949	(66,648)
Occupancy and related charges	27,212	24,553	2,659
Other operating expenses	95,166	87,902	7,264
Total Segment Expenses	534,679	591,404	(56,725)

Income (Loss) attributable to noncontrolling interests	—	1,112	(1,112)

Economic Net Income (Loss)	$510,610	$738,245	$(227,635)

Assets Under Management	$75,181,600	$66,776,600	$8,405,000
Fee Paying Assets Under Management	$44,010,300	$46,399,800	$(2,389,500)
Capital Invested	$5,209,900	$4,172,600	$1,037,300
Uncalled Commitments	$31,839,100	$21,610,400	$10,228,700

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net decrease was primarily due to a decrease in monitoring fees of $118.4 million, partially offset by (i) a corresponding decrease in fee credits of $50.4 million, (ii) an increase in management fees of $11.5 million and (iii) an increase in transaction fees of $9.4 million. The decrease in monitoring fees was primarily the result of $121.1 million of monitoring fees received in the first nine months of 2015 from the termination of monitoring fee arrangements in connection with the exits or partial exits of the following (i) Alliance Boots GmbH, which was acquired by Walgreens Co., and renamed Walgreens Boots Alliance, Inc. (NASDAQ: WBA) subsequent to the acquisition, (ii) Big Heart Pet Brands (consumer products sector), (iii) Biomet, Inc. (healthcare sector), which was acquired by Zimmer Holdings Inc. and renamed Zimmer Biomet Holdings, Inc. (NYSE: ZBH) subsequent to its acquisition and (iv) the IPO of Go Daddy Inc. (NYSE: GDDY) compared to $15.3 million of such termination payments during the nine months ended September 30, 2016 in connection with the IPO of US Foods (NYSE: USFD). These types of termination payments are expected to decrease over time. They may occur in the future; however, they are infrequent in nature and are generally correlated with IPO and other realization activity in our private equity portfolio. In addition, recurring monitoring fees decreased $12.6 million as a result of a decrease in the average size of the fee paid by the portfolio companies. For the nine months ended September 30, 2016, we had 49 portfolio companies that were paying an average monitoring fee of $0.8 million compared with 47 portfolio companies that were paying an average monitoring fee of $1.1 million for the nine months ended September 30, 2015. In future periods, we anticipate that recurring monitoring fees will continue to decrease as a result of realizations and other transactions such as initial public offerings, if not offset by additional portfolio companies paying recurring monitoring fees. The increase in management fees was primarily due to an increase in capital raised in European Fund IV, Global Infrastructure Investors II and Real Estate Partners Europe partially offset by a decrease in management fees attributable to lower invested capital in our 2006 Fund, European Fund II and Asian Fund as a result of realizations. See also discussion under “- Assets Under Management” and “- Fee-Paying Assets Under Management”. The increase in transaction fees was primarily attributable to an increase in the number of transaction fee generating investments During the nine months ended September 30, 2016, there were 33 transaction fee-generating investments paying an average fee of $3.5 million compared to 24 transaction fee-generating investments paying an average fee of $4.4 million during the nine months ended September 30, 2015. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular discussions as to the amount of the fees, the complexity of the transaction and KKR’s role in the transaction. The decrease in fee credits is due primarily to a lower level of monitoring fees.

Performance Income

The net decrease is attributable to a lower level of carried interest primarily reflecting a lower level of net appreciation in value of our private equity portfolio compared to the prior period.
Realized carried interest for the nine months ended September 30, 2016 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Alliance Tire Group B.V. and HCA Holdings, Inc.

Realized carried interest for the nine months ended September 30, 2015 consisted primarily of realized gains from the sale or partial sale of Walgreens Boots Alliance, Inc., Capital Safety Group and Biomet, Inc.

The following table presents net unrealized carried interest by investment vehicle for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	($ in thousands)
Asian Fund II	$168,145	$53,425
North America Fund XI	146,192	127,059
European Fund III	92,783	35,247
China Growth Fund	9,845	29,187
Co-Investment Vehicles and Other	7,500	38,065
Global Infrastructure Investors	7,079	8,180
Real Estate Partners Americas	5,035	9,116
E2 Investors	1,328	(13,620)
European Fund IV	(197)	4,971
European Fund	(4,395)	(3,605)
Asian Fund	(41,251)	(125,273)
Millennium Fund	(84,129)	6,098
European Fund II	(98,410)	8
2006 Fund	(329,865)	(120,735)
Management Fee Refunds	(11,046)	(2,933)

Total (a)	$(131,386)	$45,190
(a) The above table excludes any funds for which there was no unrealized carried interest during either of the periods presented.

For the nine months ended September 30, 2016, the net unrealized carried interest loss of $(131.4) million included $528.4 million representing net increases in the value of various portfolio companies, and net unrealized losses of $(659.8) million primarily representing reversals of previously recognized net unrealized losses in connection with the occurrence of realization events such as partial or full sales and management fee refunds.

For the nine months ended September 30, 2016, the value of our private equity investment portfolio increased 8.9%. This was comprised of a 1.7% increase in the share prices of various publicly held or publicly indexed investments and a 14.5% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in US Foods (NYSE: USFD), PRA Health Sciences Inc. (NASDAQ: PRAH) and HCA Holdings, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in First Data Corporation (NYSE:FDC), Walgreens Boots Alliance, Inc. (NYSE:WBA) and Qingdao Haier (CH:600690). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co., Ltd., Sedgwick Claims Management Services and Alliance Tire Group B.V. (manufacturing sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), OEG Management Partners Limited (energy sector) and MMI Holdings Limited (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services and Alliance Tire Group B.V., valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

In addition to the agreements to sell Sedgwick Claims Management Services, as indicated above, realization activity such as dividends and agreements to sell, including partial sales and secondary sales, subsequent to the third quarter of 2016 are expected, certain of which are subject to closing conditions, with respect to the following private equity portfolio companies: Far East Horizon Ltd. (HK:3370), Gland Pharma (manufacturing sector), Mills Fleet Farm (retail sector), TVS Logistics Service Limited (services sector), Groupe SMCP SAS (retail sector), CITIC Envirotech Ltd (recycling sector), WMF (consumer products sector), Nevis (real estate sector) and Walgreens Boots Alliance, Inc.

The reversals of previously recognized net unrealized gains for the nine months ended September 30, 2016 resulted primarily from the sale or partial sales of Walgreens Boots Alliance, Alliance Tire Group B.V. and HCA Holdings, Inc.

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

For the nine months ended September 30, 2015, the value of our private equity investment portfolio increased 10.5%. This was comprised of a 12.5% increase in share prices of various publicly held or publicly indexed investments and a 9.0% increase in the value of our privately held investments.  The most significant increases in share prices of various publicly held or publicly indexed investments were gains in Walgreens Boots Alliance, Inc., PRA Health Sciences, Inc. and Go Daddy, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were RigNet, CITIC Envirotech Ltd. and Far Eastern Horizon Ltd. Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to First Data Corporation, Capital Safety Group and Alliant Insurance Services. The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to BIS Industries Ltd., US Foods and Aceco TI S.A. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Capital Safety Group and Alliant Insurance Services, valuations that reflected agreements to sell these investments, in whole or in part, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or factors and, in certain cases, an unfavorable business outlook, (ii) a decrease in the value of market comparables and (iii) in the case of US Foods a decrease that reflected the termination of an agreement to sell this investment. In periods prior to the quarter ended September 30, 2016, our investment in Aceco TI S.A. was written down to zero value.

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

Occupancy and Other Operating Expenses

These expenses were relatively flat, but increased slightly primarily due to higher professional fees and information technology expenses.

Economic Net Income (Loss)

The decrease was primarily due to the lower levels of performance income and reduction in monitoring fees partially offset by the decrease in segment expenses as described above. For the nine months ended September 30, 2016, the carried interest impact of the reduction in the stock price of First Data Corporation reduced ENI by approximately $55 million.

Assets Under Management

The following table reflects the changes in our Private Markets AUM from December 31, 2015 to September 30, 2016:

($ in thousands)
December 31, 2015	$66,028,600
New Capital Raised	14,378,500
Distributions and Other	(9,135,100)
Change in Value	3,909,600
September 30, 2016	$75,181,600

AUM for the Private Markets segment was $75.2 billion at September 30, 2016, an increase of $9.2 billion, compared to $66.0 billion at December 31, 2015. The increase was primarily attributable to new capital raised primarily in our Americas Fund XII, our real estate investment trust and Real Estate Partners Americas II and, to a lesser extent, an increase in the value of our private markets portfolio. These increases were offset by distributions to Private Markets fund investors primarily as a result of realizations most notably in our 2006 Fund, Asian Fund, and European Fund II, as well as the termination of a management fee agreement with respect to the management of third party assets.

The increase in the value of our Private Markets portfolio was driven primarily by net unrealized gains of $1.2 billion in our North American Fund XI, $0.9 billion in our Asian Fund II and $0.8 billion in our European Fund III.  The drivers of the overall change in value for Private Markets were a 1.7% increase in the share prices of various publicly held or publicly indexed investments and a 14.5% increase in value of our privately held investments. The most significant increases in share prices of various publicly held or publicly indexed investments were gains in US Foods (NYSE: USFD), PRA Health Sciences Inc. (NASDAQ: PRAH) and HCA Holdings, Inc. These increases were partially offset by decreased share prices of various publicly held investments, the most significant of which were losses in First Data Corporation (NYSE:FDC), Walgreens Boots Alliance, Inc. (NYSE:WBA) and Qingdao Haier (CH:600690). Our privately held investments contributed the remainder of the change in value, the most significant of which were gains relating to Panasonic Healthcare Co., Ltd., Sedgwick Claims Management Services and Alliance Tire Group B.V. (manufacturing sector). The unrealized gains on our privately held investments were partially offset by unrealized losses relating primarily to Aricent Group (technology sector), OEG Management Partners Limited (energy sector) and MMI Holdings Limited (technology sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) in the case of Sedgwick Claims Management Services and Alliance Tire Group B.V., valuations that reflect agreements to sell all or a portion of these investments, (ii) an increase in the value of market comparables and (iii) individual company performance. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance or, in certain cases, an unfavorable business outlook and (ii) a decrease in the value of market comparables.

Fee-Paying Assets Under Management

The following table reflects the changes in our Private Markets FPAUM from December 31, 2015 to September 30, 2016:

($ in thousands)
December 31, 2015	$45,307,400
New Capital Raised	2,280,400
Distributions and Other	(3,568,800)
Net Changes in Fee Base of Certain Funds	(345,100)
Change in Value	336,400
September 30, 2016	$44,010,300

FPAUM in our Private Markets segment was $44.0 billion at September 30, 2016, a decrease of $1.3 billion, compared to $45.3 billion at December 31, 2015. The decrease was primarily attributable to the termination of a management fee agreement with respect to the management of third party assets and distributions in our 2006 Fund, Asian Fund and Millennium Fund. These decreases were partially offset by new capital raised primarily in our Real Estate Partners Europe, our real estate investment trust, and Next Generation Technology Growth Fund. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $15.9 billion at September 30, 2016.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.2%.  We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM will cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned. For example, if and when Americas Fund XII commences its investment period upon the end of the investment period of North America Fund XI, we expect an increase in management fees which will be partially offset by the reduction in the fee base of North America Fund XI as a result of the fund entering its post-investment period during which it earns management fees based on invested capital rather than committed capital and at a lower rate.

Capital Invested

Capital invested during the nine months ended September 30, 2016 was higher in each of our private equity and real assets platforms than during the nine months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, equity invested in our private equity platform was $4.3 billion and $3.3 billion respectively, and equity invested in our real assets and other platforms was $0.9 billion and $0.8 billion, respectively. Generally, the operating companies acquired through our private equity business have higher transaction values and result in higher equity invested relative to transactions in our real assets businesses. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of equity invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. As of October 25, 2016, our Private Markets business had announced transactions that were subject to closing which aggregated approximately $0.6 billion.

Uncalled Commitments

As of September 30, 2016, our Private Markets segment had $31.8 billion of remaining uncalled capital commitments that could be called for investments in new transactions. The increase is due primarily to new capital raised in Americas Fund XII, partially offset by capital called from limited partners to fund investments during the period.

Public Markets Segment

The following tables set forth information regarding the results of operations and certain key operating metrics for our Public Markets segment for the three and nine months ended September 30, 2016 and 2015.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$83,713	$63,530	$20,183
Monitoring Fees	—	—	—
Transaction Fees	10,748	3,386	7,362
Fee Credits	(10,265)	(3,027)	(7,238)
Total Management, Monitoring and Transaction Fees, Net	84,196	63,889	20,307

Performance Income
Realized Incentive Fees	3,659	880	2,779
Realized Carried Interest	—	—	—
Unrealized Carried Interest	17,012	(34,367)	51,379
Total Performance Income	20,671	(33,487)	54,158

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	104,867	30,402	74,465

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	22,022	16,690	5,332
Realized Performance Income Compensation	1,463	353	1,110
Unrealized Performance Income Compensation	6,805	(13,747)	20,552
Total Compensation and Benefits	30,290	3,296	26,994
Occupancy and related charges	2,570	2,424	146
Other operating expenses	8,894	7,458	1,436
Total Segment Expenses	41,754	13,178	28,576

Income (Loss) attributable to noncontrolling interests	—	305	(305)

Economic Net Income (Loss)	$63,113	$16,919	$46,194

Assets Under Management	$55,920,200	$45,637,900	$10,282,300
Fee Paying Assets Under Management	$49,143,500	$39,462,000	$9,681,500
Capital Invested	$1,484,400	$1,181,400	$303,000
Uncalled Commitments	$6,428,200	$5,281,900	$1,146,300

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in management fees of $20.2 million attributable to management fees earned relating to our strategic investment in Marshall Wace LLP and its affiliates ("Marshall Wace") which was completed in the fourth quarter of 2015 and higher management fees relating to an increase in capital invested primarily in our Special Situations Fund II and Lending Partners II Fund as well as increased net asset value in our Corporate Capital Trust (a BDC sub-advised by KKR). This increase was partially offset by a decrease in management fees in our hedge fund solutions business as a result of a reduction in fee paying AUM due to redemptions.

Performance Income

The net increase was primarily attributable to carried interest gains in the current period compared to carried interest losses in the prior period and to a lesser extent a higher level of incentive fees compared to the prior period. Carried interest losses in the prior period were primarily in our alternative credit strategies. In the current period these alternative credit strategies either recognized carried interest gains or in certain cases are not currently earning carried interest. Incentive fees increased in the current period primarily due to favorable investment performance in Corporate Capital Trust.  Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined quarterly or at other points during the year for certain strategies. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result is expected to vary significantly from period to period.

Segment Expenses

Compensation and Benefits

The increase was primarily due to higher levels of performance income compensation in connection with performance income gains for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 as described above. To a lesser extent there was an increase in cash compensation and benefits primarily due to a higher level of management fees which generally results in higher compensation expense.

Occupancy and Other Operating Expenses

The increase was primarily due to higher operating expenses most notably professional fees and information technology expenses for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in performance income and fees partially offset by an increase in compensation expenses as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from June 30, 2016 to September 30, 2016:

($ in thousands)
June 30, 2016	$55,633,500
New Capital Raised	2,895,800
Distributions	(1,843,100)
Redemptions	(1,726,500)
Change in Value	960,500
September 30, 2016	$55,920,200

AUM in our Public Markets segment totaled $55.9 billion at September 30, 2016, an increase of $0.3 billion compared to AUM of $55.6 billion at June 30, 2016. The increase for the period was primarily due to new capital raised of $2.9 billion across multiple strategies most notably $0.9 billion in our CLOs, $0.6 billion in our hedge fund solutions business, and $0.5 billion in our strategic partnerships. To a lesser extent the increase was due to increases in value primarily in our credit funds and hedge fund solutions businesses. Partially offsetting these increases were distributions and redemptions of $3.6 billion from certain investment vehicles across multiple strategies including CLOs, our hedge fund solutions business, certain separately managed accounts and our strategic partnerships.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from June 30, 2016 to September 30, 2016:

($ in thousands)
June 30, 2016	$48,580,500
New Capital Raised	3,565,600
Distributions	(1,949,400)
Redemptions	(1,726,500)
Change in Value	673,300
September 30, 2016	$49,143,500

FPAUM in our Public Markets segment was $49.1 billion at September 30, 2016, an increase of $0.5 billion compared to FPAUM of $48.6 billion at June 30, 2016. The increase was primarily due to new capital raised of $3.6 billion across multiple strategies primarily $0.9 billion in our CLOs, $0.7 billion in our hedge fund solutions, and $0.5 billion in our strategic partnerships. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. The increase in value was primarily in our hedge fund solutions business, separately managed accounts and strategic partnerships. Partially offsetting these increases were distributions and redemptions of $3.7 billion from certain investment vehicles across multiple strategies including our CLOs, hedge fund solutions platform, certain separately managed accounts and strategic partnerships. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $4.8 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.2%.  We will not begin earnings fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM will cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

Capital invested increased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This is primarily due to a higher level of net capital deployed in our direct lending strategies partially offset by a lower level of net capital deployed in our special situations strategies.

Uncalled Commitments

As of September 30, 2016, our Public Markets segment had $6.4 billion of uncalled capital commitments that could be called for investments in new transactions. The increase from September 30, 2015 is due to new capital raised primarily in Special Situations Fund II and Private Credit Opportunities Partners II Fund, partially offset by capital called from limited partners to fund investments during the period.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$245,349	$194,089	$51,260
Monitoring Fees	—	—	—
Transaction Fees	17,768	20,689	(2,921)
Fee Credits	(16,230)	(16,787)	557
Total Management, Monitoring and Transaction Fees, Net	246,887	197,991	48,896

Performance Income
Realized Incentive Fees	9,897	12,438	(2,541)
Realized Carried Interest	3,838	8,953	(5,115)
Unrealized Carried Interest	(3,370)	5,967	(9,337)
Total Performance Income	10,365	27,358	(16,993)

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	257,252	225,349	31,903

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	61,193	49,985	11,208
Realized Performance Income Compensation	5,493	8,556	(3,063)
Unrealized Performance Income Compensation	(1,347)	2,386	(3,733)
Total Compensation and Benefits	65,339	60,927	4,412
Occupancy and related charges	7,252	7,209	43
Other operating expenses	28,102	30,004	(1,902)
Total Segment Expenses	100,693	98,140	2,553

Income (Loss) attributable to noncontrolling interests	—	958	(958)

Economic Net Income (Loss)	$156,559	$126,251	$30,308

Assets Under Management	$55,920,200	$45,637,900	$10,282,300
Fee Paying Assets Under Management	$49,143,500	$39,462,000	$9,681,500
Capital Invested	$3,049,400	$3,502,300	$(452,900)
Uncalled Commitments	$6,428,200	$5,281,900	$1,146,300

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The net increase was primarily due to an increase in management fees of $51.3 million which included $34.6 million of management fees earned relating to our strategic investment in Marshall Wace which was completed in the fourth quarter of 2015 and higher management fees relating to an increase in capital invested in our Special Situations Fund II and Lending Partners II Fund and new capital raised primarily in Corporate Capital Trust (a BDC sub-advised by KKR). This increase was partially offset by a decrease in management fees in our hedge solutions business as a result of a reduction in fee paying AUM due to redemptions as well as our mezzanine fund entering its post-investment period, when it earns fees at a lower rate and on invested rather than committed capital, after the first quarter of 2015.

Performance Income

The net decrease was primarily attributable to (i) carried interest losses most notably in our direct lending, mezzanine, and certain other alternative credit strategies in the current period compared to prior period, (ii) fewer funds earning carried interest in the current period, most notably in our special situations strategies and (iii) to a lesser extent a lower level of incentive fees. Incentive fees decreased in the current period for our hedge fund solutions business primarily as a result of less favorable investment performance.  Incentive fees are typically determined for the twelve-month periods ending in either the second or fourth quarters of the calendar year, however, such fees may be determined quarterly or at other points during the year for certain strategies. Whether an incentive fee from KKR vehicles is payable in any given period, and the amount of an incentive fee payment, if any, depends on the investment performance of the vehicle and as a result is expected to vary significantly from period to period.

Segment Expenses

Compensation and Benefits

The increase was primarily due to an increase in cash compensation and benefits primarily due to a higher level of management fees which generally results in higher compensation expense. This was partially offset by lower net performance income compensation in connection with a lower level of net carried interest for the nine months ended September 30, 2016 as compared the nine months ended September 30, 2015 as described above.

Occupancy and Other Operating Expenses

The decrease was primarily driven by a reduction reflecting the cost to exit office space during the first quarter of 2015 and lower professional fees.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in management fees partially offset by a decrease in performance income as described above.

Assets Under Management

The following table reflects the changes in our Public Markets AUM from December 31, 2015 to September 30, 2016:

($ in thousands)
December 31, 2015	$53,515,700
New Capital Raised	9,940,500
Distributions	(3,512,400)
Redemptions	(4,738,500)
Change in Value	714,900
September 30, 2016	$55,920,200

AUM in our Public Markets segment totaled $55.9 billion at September 30, 2016, an increase of $2.4 billion compared to AUM of $53.5 billion at December 31, 2015. The increase for the period was primarily due to new capital raised of $9.9 billion across multiple strategies most notably $2.0 billion in our strategic partnerships, $1.8 billion in our liquid credit strategies, $1.9 billion in our CLOs and $1.6 billion in our hedge fund solutions business. Partially offsetting these increases were redemptions and distributions of $8.3 billion from certain investment vehicles across multiple strategies including our CLOs, our hedge fund solutions business, certain separately managed accounts and our strategic partnerships. For the nine months ended September 30, 2016, within our hedge funds business, new capital raised has outpaced redemptions within our strategic partnership platform, while redemptions have outpaced new capital raised in our hedge fund solutions platform.

Fee-Paying Assets Under Management

The following table reflects the changes in our Public Markets FPAUM from December 31, 2015 to September 30, 2016:

($ in thousands)
December 31, 2015	$46,413,100
New Capital Raised	10,503,000
Distributions	(3,520,100)
Redemptions	(4,738,500)
Change in Value	486,000
September 30, 2016	$49,143,500

FPAUM in our Public Markets segment was $49.1 billion at September 30, 2016, an increase of $2.7 billion compared to FPAUM of $46.4 billion at December 31, 2015. The increase was primarily due to new capital raised of $10.5 billion across multiple strategies most notably $2.0 billion in our strategic partnerships and $1.5 billion in our hedge fund solutions business and $1.9 billion in our CLOs. New capital raised includes capital that was raised in previous periods but began earning fees upon deployment of capital. Partially offsetting these increases were redemptions and distributions of $8.3 billion from certain investment vehicles across multiple strategies including our CLOs, hedge fund solutions business, certain separately managed accounts and our strategic partnerships. For the nine months ended September 30, 2016, within our hedge fund business, new capital raised has outpaced redemptions within our strategic partnership platform, while redemptions have outpaced new capital raised in our hedge fund solutions platform. Uncalled capital commitments from investment funds from which KKR is currently not earning management fees amounted to approximately $4.8 billion.  This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period.  The average annual management fee rate associated with this capital is approximately 1.2%.  We will not begin earnings fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed.  If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM will cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Capital Invested

Capital invested decreased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease is primarily due to a lower level of net capital deployed in our special situations partially offset by a higher level of net capital deployed in our mezzanine and direct lending strategies.

Uncalled Commitments

As of September 30, 2016, our Public Markets segment had $6.4 billion of uncalled capital commitments that could be called for investments in new transactions. The increase from September 30, 2015 is due to new capital raised primarily in Special Situations Fund II and Private Credit Opportunities Partners II Fund, partially offset by capital called from limited partners to fund investments during the period.

Capital Markets

The following tables set forth information regarding the results of operations and certain key operating metrics for our Capital Markets segment for the three and nine months ended September 30, 2016 and 2015.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	47,383	40,319	7,064
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	47,383	40,319	7,064

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	47,383	40,319	7,064

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	7,803	8,858	(1,055)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	7,803	8,858	(1,055)
Occupancy and related charges	330	670	(340)
Other operating expenses	3,552	3,461	91
Total Segment Expenses	11,685	12,989	(1,304)

Income (Loss) attributable to noncontrolling interests	760	2,347	(1,587)

Economic Net Income (Loss)	$34,938	$24,983	$9,955

Syndicated Capital	$537,000	$12,500	$524,500

Segment Revenues

Management, Monitoring and Transaction Fees, Net

The increase in transaction fees was primarily due to an increase in the size of capital markets transactions for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Overall, we completed 31 capital markets transactions for the three months ended September 30, 2016 of which 2 represented equity offerings and 29 represented debt offerings, as compared to 27 transactions for the three months ended September 30, 2015 of which 2 represented equity offerings and 25 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets businesses as well as third party companies. For the three months ended September 30, 2016 approximately 11% of our transaction fees were earned from third parties as compared to approximately 30% for the three months ended September 30, 2015. Our transaction fees are comprised of fees earned from North America, Europe, Asia-Pacific and India. For the three months ended September 30, 2016 approximately 11% of our transaction fees were sourced internationally as compared to approximately 54% for the three months ended September 30, 2015. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits and Other Operating Expenses

Segment expenses have decreased as compared to the prior period primarily due to lower compensation and benefits expense during the three months ended September 30, 2016. The decrease in compensation and benefits expense is primarily related to a reduction in headcount as compared to the three months ended September 30, 2015.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in transaction fees.

Syndicated Capital

The increase is primarily due to an increase in the size of one syndication transaction in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Overall, we completed 2 syndication transactions for the three months ended September 30, 2016 compared to 1 syndication transaction for the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	144,214	132,333	11,881
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	144,214	132,333	11,881

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	—	—	—
Net Unrealized Gains (Losses)	—	—	—
Total Realized and Unrealized	—	—	—
Interest Income and Dividends	—	—	—
Interest Expense	—	—	—
Net Interest and Dividends	—	—	—
Total Investment Income (Loss)	—	—	—

Total Segment Revenues	144,214	132,333	11,881

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	23,374	27,749	(4,375)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	23,374	27,749	(4,375)
Occupancy and related charges	1,901	1,952	(51)
Other operating expenses	10,870	10,540	330
Total Segment Expenses	36,145	40,241	(4,096)

Income (Loss) attributable to noncontrolling interests	2,002	8,837	(6,835)

Economic Net Income (Loss)	$106,067	$83,255	$22,812

Syndicated Capital	$1,213,500	$693,300	$520,200

Segment Revenues

Management, Monitoring and Transaction Fees, Net

Transaction fees increased due to an increase in the size of capital markets transactions for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Overall, we completed 82 capital markets transactions for the nine months ended September 30, 2016 of which 11 represented equity offerings and 71 represented debt offerings, as compared to 88 transactions for the nine months ended September 30, 2015 of which 13 represented equity offerings and 75 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this segment is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we collect for like transactions generally correlates with overall transaction sizes. Our capital markets fees are sourced from our Private Markets and Public Markets businesses as well as third party companies. For the nine months ended September 30, 2016 approximately 15% of our transaction fees were earned from third parties as compared to approximately 29% for the nine months ended September 30, 2015. Our transaction fees are comprised of fees earned from North America, Europe, Asia-Pacific and India. For the nine months ended September 30, 2016 approximately 31% of our transaction fees were sourced internationally as compared to approximately 51% for the nine months ended September 30, 2015. Our capital markets business is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads and volatility. Our capital markets business does not generate management or monitoring fees.

Segment Expenses

Compensation and Benefits and Other Operating Expenses

Segment expenses have decreased compared to the prior period primarily due to lower compensation and benefits expense primarily related to a reduction in headcount in the current period compared to the prior period.

Economic Net Income (Loss)

The increase is primarily attributable to the increase in transaction fees and to a lesser extent the reduction in compensation and benefits expense as described above.

Syndicated Capital

The increase is primarily due to an increase in the size of syndication transactions in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Overall, we completed 8 syndication transactions for the nine months ended September 30, 2016 as compared to 10 syndications for the nine months ended September 30, 2015.

Principal Activities

The following tables set forth information regarding the results of operations and certain key operating metrics for our Principal Activities segment for the three and nine months ended September 30, 2016 and 2015.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	170,078	61,439	108,639
Net Unrealized Gains (Losses)	136,740	(384,460)	521,200
Total Realized and Unrealized	306,818	(323,021)	629,839
Interest Income and Dividends	71,185	101,318	(30,133)
Interest Expense	(47,506)	(52,681)	5,175
Net Interest and Dividends	23,679	48,637	(24,958)
Total Investment Income (Loss)	330,497	(274,384)	604,881

Total Segment Revenues	330,497	(274,384)	604,881

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	24,284	23,167	1,117
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	24,284	23,167	1,117
Occupancy and related charges	3,729	4,209	(480)
Other operating expenses	10,646	10,740	(94)
Total Segment Expenses	38,659	38,116	543

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$291,838	$(312,500)	$604,338

Segment Revenues
Investment Income
The net increase is primarily due to net investment gains of $306.8 million during the three months ended September 30, 2016, compared to net investment losses of $323.0 million in the prior period. This was partially offset by a decrease in net interest and dividends of $25.0 million.
For the three months ended September 30, 2016, net realized gains were comprised primarily of the sales or partial sales of private equity investments, the most significant of which were Walgreens Boots Alliance, Inc. and Zimmer Biomet Holdings, Inc. These gains were partially offset by losses from the sale of certain alternative credit investments. Net unrealized gains were primarily attributable to the mark to market gains on First Data Corporation and certain energy investments offset by the reversal of unrealized gains on the sale or partial sales of Walgreens Boots Alliance, Inc. and Zimmer Biomet Holdings, Inc.
As of September 30, 2016, $174.1 million of investments in CLOs and our $364.7 million investment in our real estate investment trust were carried at cost. As of September 30, 2016, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $6.2 million loss for CLOs and a $13.4 million gain for the real estate investment trust.
Since April 30, 2014, the date we completed our acquisition of KFN, the amount of invested capital in our CLOs has decreased. As of September 30, 2016, the notes issued by all six legacy CLOs held by KFN have been called for redemption. These legacy CLOs held by KFN, which were issued prior to 2012, were larger in total transaction size relative to those that were issued subsequently. The size of new CLOs and the frequency of CLO issuances will depend on market conditions. CLO issuances typically increase when the spread between the value of CLO assets and liabilities generates an attractive return to subordinated note holders, such as KKR. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders would be less attractive, and the issuance of CLOs would be expected to generally decline. Consequently, since April 30, 2014, the amount of interest income and dividends from our CLOs has declined.  While the size of our CLO portfolio may continue to decline in the near term, along with the levels of associated interest income and dividends, as we have called for redemption all notes issued by all six legacy CLOs held by KFN, we do not expect the rate of decline in the near term to be as significant as in recent quarters. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs and credit into other asset classes such as private equity.
For the three months ended September 30, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments including the sales of The Nielsen Company B.V. (NYSE:NLSN) and Capital Safety Group and the partial sale of Alliant Insurance Services. Net unrealized losses were primarily attributable to decreases in value of various private equity investments most notably HCA Inc., and Biomet Inc., as well as unrealized losses in our energy investments, most notably Trinity River Energy (energy sector) and Blackhawk Energy (energy sector). In addition, we had unrealized losses related to the reversal of gains on sales of investments noted in the realized gains commentary above.
For the three months ended September 30, 2016, net interest and dividends were comprised of (i) $43.8 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and to a lesser extent our cash balances and other assets, (ii) $27.3 million of dividend income from distributions received primarily through our private equity investments, real estate funds and Public Markets investments and (iii) $47.5 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
For the three months ended September 30, 2015, net interest and dividends were comprised of (i) $71.6 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs as well as our cash balances and other assets, (ii) $29.7 million of dividend income from distributions received primarily through our private equity investments and real estate funds and (iii) $52.7 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
The net decrease in net interest and dividends is due primarily to the lower amount of capital invested in CLOs as described above.

Segment Expenses
Compensation and Benefits
The increase was primarily due to an increase in the absolute amount of expenses eligible to be allocated from the other operating segments to Principal Activities, partially offset by a lower amount of corporate compensation allocated to Principal Activities as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments. See "-Segment Analysis" for a discussion of expense allocations among segments.
Occupancy and Other Operating Expenses
The decrease was primarily driven by a decrease in the amount of occupancy and other operating expenses allocated from the other operating segments as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments.
Economic Net Income (Loss)
The economic net income was primarily driven by the net investment income as described above. Most notably, for the three months ended September 30, 2016, the increase in the stock price of First Data Corporation, held directly in the Principal Activities segment increased ENI by approximately $160 million.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
	($ in thousands)
Segment Revenues
Management, Monitoring and Transaction Fees, Net
Management Fees	$—	$—	$—
Monitoring Fees	—	—	—
Transaction Fees	—	—	—
Fee Credits	—	—	—
Total Management, Monitoring and Transaction Fees, Net	—	—	—

Performance Income
Realized Incentive Fees	—	—	—
Realized Carried Interest	—	—	—
Unrealized Carried Interest	—	—	—
Total Performance Income	—	—	—

Investment Income (Loss)
Net Realized Gains (Losses)	370,594	418,366	(47,772)
Net Unrealized Gains (Losses)	(725,699)	(263,197)	(462,502)
Total Realized and Unrealized	(355,105)	155,169	(510,274)
Interest Income and Dividends	253,756	325,629	(71,873)
Interest Expense	(144,497)	(150,911)	6,414
Net Interest and Dividends	109,259	174,718	(65,459)
Total Investment Income (Loss)	(245,846)	329,887	(575,733)

Total Segment Revenues	(245,846)	329,887	(575,733)

Segment Expenses
Compensation and Benefits
Cash Compensation and Benefits	72,689	75,859	(3,170)
Realized Performance Income Compensation	—	—	—
Unrealized Performance Income Compensation	—	—	—
Total Compensation and Benefits	72,689	75,859	(3,170)
Occupancy and related charges	11,121	12,277	(1,156)
Other operating expenses	32,404	36,194	(3,790)
Total Segment Expenses	116,214	124,330	(8,116)

Income (Loss) attributable to noncontrolling interests	—	—	—

Economic Net Income (Loss)	$(362,060)	$205,557	$(567,617)

Segment Revenues
Investment Income
The net decrease is primarily due to net investment losses of $355.1 million during the nine months ended September 30, 2016, compared to net investment gains of $155.2 million in the prior period and, to a lesser extent, a decrease in net interest and dividends of $65.5 million.
For the nine months ended September 30, 2016, net realized gains were primarily comprised of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc., HCA Holdings, Inc. and Zimmer Biomet Holdings, Inc., offset by the loss from the redemption of limited partner interests in a fund managed by BlackGold Capital Management, as well as certain CLOs being called and the sale of certain alternative credit investments. As of September 30, 2016, KKR no longer holds any limited partner interests in BlackGold Capital Management, although we continue to own an interest in the general partner and management company. Net unrealized losses were primarily attributable to mark to market losses on various Private Markets investments including First Data Corporation and to a lesser extent Walgreens Boots Alliance, Inc., mark to market losses on various alternative credit investments and unrealized losses on energy investments, and reversals of unrealized gains on the sales of private equity investments.
As of September 30, 2016, $174.1 million of investments in CLOs and our $364.7 million investment in our real estate investment trust were carried at cost. As of September 30, 2016, the cumulative net unrealized gain or loss relating to changes in fair value for these investments was a $6.2 million loss for CLOs and a $13.4 million gain for the real estate investment trust.
Since April 30, 2014, the date we completed our acquisition of KFN, the amount of invested capital in our CLOs has decreased. As of September 30, 2016, the notes issued by all six legacy CLOs held by KFN have been called for redemption. These legacy CLOs held by KFN, which were issued prior to 2012, were larger in total transaction size relative to those that were issued subsequently. The size of new CLOs and the frequency of CLO issuances will depend on market conditions. CLO issuances typically increase when the spread between the value of CLO assets and liabilities generates an attractive return to subordinated note holders, such as KKR. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders would be less attractive, and the issuance of CLOs would be expected to generally decline. Consequently, since April 30, 2014, the amount of interest income and dividends from our CLOs has declined.  While the size of our CLO portfolio may continue to decline in the near term, along with the levels of associated interest income and dividends, as we have called for redemption all notes issued by all six legacy CLOs held by KFN, we do not expect the rate of decline in the near term to be as significant as in recent quarters. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs and credit into other asset classes such as private equity.
For the nine months ended September 30, 2015, net realized gains were comprised primarily of gains from the sale of private equity investments including the sales or partial sales of Walgreens Boots Alliance, Inc., The Nielsen Company B.V. (NYSE: NLSN) and Biomet, Inc. Net unrealized gains were primarily attributable to increases in value of various private equity investments including First Data Corporation and Walgreens Boots Alliance, Inc. In addition our investment in WMI Holdings Corp. also contributed to net unrealized gains. Partially offsetting these increases were unrealized losses primarily related to the reversal of gains on sales of investments noted in the realized gains commentary above and reductions in the value of our energy investments, most notably Trinity Energy and Blackhawk Energy as well as overall reductions in the value of our investment in CLOs and certain credit investments.
For the nine months ended September 30, 2016, net interest and dividends were comprised of (i) $139.8 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs and to a lesser extent our cash balances and other assets, (ii) $113.9 million of dividend income from distributions received primarily through our private equity investments, real estate funds and Public Markets investments and (iii) $144.5 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
For the nine months ended September 30, 2015, net interest and dividends were comprised of (i) $256.4 million of interest income which consists primarily of interest that is received from our Public Markets investments including CLOs as well as our cash balances and other assets, (ii) $69.2 million of dividend income from distributions received primarily through our private equity investments, real estate funds and energy investments and (iii) $150.9 million of interest expense primarily relating to the senior notes outstanding for KKR and KFN.
The net decrease in net interest and dividends is due primarily to the lower amount of capital invested in CLOs described above, partially offset by a higher level of dividends in the 2016 period.

Segment Expenses
Compensation and Benefits
The decrease was primarily due to a lower amount of compensation and benefits expenses allocated from the other operating segments to Principal Activities, as well as a lower amount of corporate compensation allocated to Principal Activities, in each case as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments. This decrease was partially offset by an increase in the absolute amount of expenses eligible to be allocated from the other operating segments to Principal Activities. See "-Segment Analysis" for a discussion of expense allocations among segments.
Occupancy and Other Operating Expenses
The decrease was primarily driven by a decrease in the amount of occupancy and other operating expenses allocated from the other operating segments primarily as a result of a decrease in the proportion of revenue earned by Principal Activities relative to other operating segments.
Economic Net Income (Loss)
The economic net loss was primarily driven by the net investment losses as described above. Most notably for the nine months ended September 30, 2016, the reduction in the stock price of First Data Corporation held directly in the Principal Activities segment reduced ENI by approximately $220 million.
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

The following tables present our segment balance sheet as of September 30, 2016 and December 31, 2015:

	As of	As of
	September 30, 2016	December 31, 2015
	($ in thousands, except per unit amounts)
Cash and Short-term Investments	$2,825,499	$1,287,650
Investments	7,511,453	8,958,089
Unrealized Carry (a)	1,342,357	1,415,478
Other Assets	1,698,115	1,613,139
Corporate Real Estate	161,225	154,942
Total Assets	$13,538,649	$13,429,298

Debt Obligations - KKR (ex-KFN)	$2,000,000	$2,000,000
Debt Obligations - KFN	657,310	657,310
Preferred Shares - KFN	373,750	373,750
Other Liabilities	390,284	291,537
Total Liabilities	3,421,344	3,322,597

Noncontrolling Interests	21,950	127,472
Preferred Units	500,000	—

Book Value	$9,595,355	$9,979,229

Book Value Per Outstanding Adjusted Unit	$11.95	$12.18

(a) Unrealized Carry
Private Markets	$1,269,709	$1,340,556
Public Markets	72,648	74,922
Total	$1,342,357	$1,415,478

The following table presents the holdings of our segment balance sheet by asset class as of September 30, 2016:

	As of September 30, 2016

Investments	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity Co-Investments and Other Equity	$1,918,353	$2,089,469	27.8%
Private Equity Funds	853,753	1,046,738	13.9%
Private Equity Total	2,772,106	3,136,207	41.7%

Energy	971,095	560,114	7.5%
Real Estate (a)	801,862	829,412	11.0%
Infrastructure	211,897	229,877	3.1%
Real Assets Total	1,984,854	1,619,403	21.6%

Special Situations	857,488	730,810	9.7%
Direct Lending	103,120	99,920	1.4%
Mezzanine	24,158	24,607	0.3%
Alternative Credit Total	984,766	855,337	11.4%
CLOs (a)	988,344	601,086	8.0%
Liquid Credit	185,872	190,798	2.6%
Specialty Finance	287,558	182,881	2.4%
Credit Total	2,446,540	1,830,102	24.4%

Other	1,243,918	925,741	12.3%

Total Investments	$8,447,418	$7,511,453	100.0%

	As of September 30, 2016
Significant Investments: (b)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
First Data Corporation (NYSE: FDC)	$1,061,182	$1,047,368	13.9%
Walgreens Boots Alliance (NASDAQ: WBA)	102,767	322,742	4.3%
WMI Holdings Corp. (NASDAQ: WMIH)	221,412	284,251	3.8%
Natural Gas Midstream Investment	146,937	156,515	2.1%
Oil & Gas Royalties Investment	115,324	135,044	1.8%
Total Significant Investments	1,647,622	1,945,920	25.9%

Other Investments	6,799,796	5,565,533	74.1%
Total Investments	$8,447,418	$7,511,453	100.0%

(a) Includes approximately $174.1 million and $364.7 million of CLOs and our holdings of a real estate investment trust, respectively, that are held at cost.

(b) The significant investments include the top five investments (other than investments expected to be syndicated or transferred in connection with new fundraising) based on their fair values as of September 30, 2016. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

The following tables provide reconciliations of KKR’s GAAP Condensed Consolidated Statements of Financial Condition to Total Reportable Segments Balance Sheet as of September 30, 2016 and December 31, 2015.

As of September 30, 2016
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$2,196,800	—	—	628,699	—	—	$2,825,499	Cash and Short-term Investments
Investments	31,277,959	(21,302,639)	(1,121,510)	(1,342,357)	—	—	7,511,453	Investments
		—	—	1,342,357	—	—	1,342,357	Unrealized Carry
Other Assets	4,509,840	(1,710,864)	—	(789,924)	—	(310,937)	1,698,115	Other Assets
		—	—	161,225	—	—	161,225	Corporate Real Estate
Total Assets	$37,984,599	(23,013,503)	(1,121,510)	—	—	(310,937)	$13,538,649

Liabilities and Equity
Debt Obligations	17,589,353	(14,932,043)	—	(657,310)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	657,310	—	—	657,310	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	3,572,981	(1,897,121)	(1,121,510)	—	—	(164,066)	390,284	Other Liabilities
Total Liabilities	21,162,334	(16,829,164)	(1,121,510)	373,750	—	(164,066)	3,421,344

Redeemable Noncontrolling Interests	395,210	(395,210)	—	—	—	—

Equity
Series A Preferred Units	332,988	—	—	(332,988)	—	—
Series B Preferred Units	149,566	—	—	(149,566)	—	—
KKR & Co. L.P. Capital - Common Unitholders	5,334,045	100,568	—	(17,446)	4,325,059	(146,871)	9,595,355	Book Value
Noncontrolling Interests	10,610,456	(5,889,697)	—	(373,750)	(4,325,059)	—	21,950	Noncontrolling Interests
		—	—	500,000	—	—	500,000	Preferred Units
Total Liabilities and Equity	$37,984,599	(23,013,503)	(1,121,510)	—	—	(310,937)	$13,538,649

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

As of December 31, 2015
(Amounts in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (GAAP BASIS)		1	2	3	4	5	TOTAL REPORTABLE SEGMENTS BALANCE SHEET

Assets
Cash and Cash Equivalents	$1,047,740	—	—	239,910	—	—	$1,287,650	Cash and Short-term Investments
Investments	65,305,931	(53,733,364)	(1,199,000)	(1,415,478)	—	—	8,958,089	Investments
		—	—	1,415,478	—	—	1,415,478	Unrealized Carry
Other Assets	4,688,668	(2,406,048)	—	(394,852)	—	(274,629)	1,613,139	Other Assets
		—	—	154,942	—	—	154,942	Corporate Real Estate
Total Assets	$71,042,339	(56,139,412)	(1,199,000)	—	—	(274,629)	$13,429,298

Liabilities and Equity
Debt Obligations	18,714,597	(16,057,287)	—	(657,310)	—	—	2,000,000	Debt Obligations - KKR (ex-KFN)
		—	—	657,310	—	—	657,310	Debt Obligations - KFN
		—	—	373,750	—	—	373,750	Preferred Shares - KFN
Other Liabilities	2,860,157	(1,228,091)	(1,199,000)	—	—	(141,529)	291,537	Other Liabilities
Total Liabilities	21,574,754	(17,285,378)	(1,199,000)	373,750	—	(141,529)	3,322,597

Redeemable Noncontrolling Interests	188,629	(188,629)	—	—	—	—

Equity
Series A Preferred Units	—	—	—	—	—	—
Series B Preferred Units	—	—	—	—	—	—	—	Preferred Units
KKR & Co. L.P. Capital - Common Unitholders	5,547,182	133,208	—	—	4,431,939	(133,100)	9,979,229	Book Value
Noncontrolling Interests	43,731,774	(38,798,613)	—	(373,750)	(4,431,939)	—	127,472	Noncontrolling Interests
Total Liabilities and Equity	$71,042,339	(56,139,412)	(1,199,000)	—	—	(274,629)	$13,429,298

1	IMPACT OF CONSOLIDATION OF INVESTMENT VEHICLES AND OTHER ENTITIES
2	CARRY POOL RECLASSIFICATION
3	OTHER RECLASSIFICATIONS
4	NONCONTROLLING INTERESTS HELD BY KKR HOLDINGS L.P. AND OTHER
5	EQUITY IMPACT OF KKR MANAGEMENT HOLDINGS CORP.

The following tables provide reconciliations of KKR’s GAAP Common Units Outstanding - Basic to Outstanding Adjusted Units.

	As of	As of
	September 30, 2016	December 31, 2015
GAAP Common Units Outstanding - Basic	446,200,620	457,834,875
Adjustments:
Unvested Common Units(a)	29,281,618	23,212,300
Other Exchangeable Securities (b)	4,668,646	4,689,610
GAAP Common Units Outstanding - Diluted	480,150,884	485,736,785
Adjustments:
KKR Holdings Units (c)	356,686,744	361,346,588
Adjusted Units	836,837,628	847,083,373
Adjustments:
Unvested Common Units and Unvested Other Exchangeable Securities	(30,110,430)	(24,060,289)
Adjusted Units Eligible for Distribution	806,727,198	823,023,084
Adjustments:
Vested Other Exchangeable Securities (b)	(3,839,834)	(3,841,621)
Outstanding Adjusted Units	802,887,364	819,181,463

(a)
Represents equity awards granted under the Equity Incentive Plan. The issuance of common units of KKR & Co. L.P. pursuant to awards under the Equity Incentive Plan dilutes KKR common unitholders and KKR Holdings pro rata in accordance with their respective percentage interests in the KKR business. We anticipate that year-end equity awards will be granted before December 31, 2016, rather than, as been historical practice, after the end of the year. As a result, adjusted units would increase in the fourth quarter of 2016, rather than in the first quarter of 2017.

(b)	Represents securities in a subsidiary of a KKR Group Partnership and of KKR & Co. L.P. that are exchangeable into KKR & Co. L.P. common units issued in connection with the acquisition of Avoca.

(c)	Common units that may be issued by KKR & Co. L.P. upon exchange of units in KKR Holdings L.P. for KKR common units.

Liquidity

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities on a segment basis typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs, (iv) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our unitholders, certain holders of certain exchangeable securities and holders of our Series A and Series B Preferred Units; and (vii) paying borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements.  See "-Liquidity - Liquidity Needs - Distributions."

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

With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback or net loss sharing provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of September 30, 2016, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost, or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest.

As of September 30, 2016, a netting hole in excess of $50 million existed at our European Fund IV for $121.6 million. In accordance with the criteria set forth above, funds may develop netting holes in the future and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. The following describes these sources of liquidity.

Revolving Credit Agreements, Senior Notes, KFN Debt Obligations & KFN Securities

For a discussion of KKR's debt obligations, including our revolving credit agreements, senior notes, KFN debt obligations and KFN securities, see Note 10 "Debt Obligations" to the audited financial statements in our Annual Report. The information presented below updates, and should be read in conjunction with such information. No amounts were borrowed under our corporate credit agreement with HSBC Bank USA for the three and nine months ended September 30, 2016.

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
On March 30, 2016, the KCM Credit Agreement was amended to extend the maturity date from March 30, 2017 to March 30, 2021.  If a borrowing is made on the KCM Credit Agreement, the interest rate will vary depending on the type of borrowing requested. If the borrowing is a eurocurrency loan, it will be based on the LIBOR plus the applicable margin which ranges initially between 1.25% and 2.50%, depending on the amount and tenor of the borrowing. If the borrowing is an ABR loan, it will be based on the prime rate plus the applicable margin which ranges initially between 0.25% and 1.50% depending on the amount and tenor of the borrowing. Borrowings under this facility may only be used for KKR’s capital markets business, and its only obligors are entities involved in our capital markets business, and its liabilities are non-recourse to other parts of KKR.
For the quarter ended September 30, 2016, a total of $185 million was borrowed and $185 million was repaid under the KCM Credit Agreement. For the nine months September 30, 2016, a total of $848 million was borrowed and $848 million was repaid under the KCM Credit Agreement.
KFN 2041 Redemption

On October 25, 2016 KFN announced it will redeem all of its outstanding 8.375% Senior Notes due 2041. See discussion under "-Recent Developments."

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

Common Units

On May 16, 2014, KKR & Co. L.P. filed a registration statement with the Securities and Exchange Commission for the sale by us from time to time of up to 5,000,000 common units of KKR & Co. L.P. to generate cash proceeds (a) up to (1) the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan, the KKR Financial Holdings LLC 2007 Share Incentive Plan (the "KFN Share Incentive Plan") and the KKR Asset Management LLC 2011 Share Incentive Plan (the "KAM Share Incentive Plan"), and together with the Equity Incentive Plan and the KFN Share Incentive Plan, the "Plans", and (2) the amount of cash delivered in respect of awards granted pursuant to the Plans that are settled in cash instead of common units; and (b) to the extent the net proceeds from the sale of common units exceeds the amounts due under clause (a), for general corporate purposes. The administrator of the Equity Incentive Plan is expected to reduce the maximum number of common units eligible to be issued under the Equity Incentive Plan by the number of common units issued and sold pursuant to this Registration Statement, as applicable, unless such reduction is already provided for with respect to such awards under the terms of the Equity Incentive Plan. The KFN Share Incentive Plan terminated in May 2015, but continues to govern unexpired awards. No additional equity awards will be issued under the KFN Share Incentive Plan or the KAM Share Incentive Plan. The Securities and Exchange Commission declared the registration statement effective on June 4, 2014. As of September 30, 2016, 4,173,039 common units have been issued and sold under the registration statement and are included in our basic common units outstanding as of September 30, 2016. During 2016, we canceled 2.0 million granted equity awards for approximately $29 million to satisfy tax obligations in connection with their vesting.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to:

•
continue to grow our business, including seeding new strategies and funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies;

•
warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, vehicles, accounts or CLOs pending the contribution of committed capital by the investors in such vehicles, and advancing capital to them for operational or other needs;

•	service debt obligations and repaying principal for borrowings, as well as any contingent liabilities that may give rise to future cash payments;

•	fund cash operating expenses, including litigation matters;

•	pay amounts that may become due under our tax receivable agreement with KKR Holdings;

•	make cash distributions in accordance with our distribution policy for our common units or the terms of our preferred units;

•	underwrite commitments within our capital markets business;

•	fund our equity commitment to joint ventures such as Merchant Capital Solutions LLC;

•	make future purchase price payments in connection with our proprietary acquisitions or investments, such as our acquisition of Prisma and strategic partnerships with Nephila and Marshall Wace;

•	acquire additional Principal Activities assets, including other businesses and corporate real estate; and

•	repurchase KKR & Co. L.P. common units pursuant to the unit repurchase program announced on October 27, 2015.

KKR & Co. L.P. Unit Repurchase Program

On October 27, 2015, KKR announced the authorization of a program providing for the repurchase by KKR of up to $500 million in the aggregate of its outstanding common units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any unit repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase common units. The program does not require KKR to repurchase any specific number of common units, and the program may be suspended, extended, modified or discontinued at any time. Since inception of the unit repurchase program through September 30, 2016, KKR has repurchased and canceled approximately 31.3 million outstanding common units for approximately $453.8 million. From September 30, 2016 through October 13, 2016, KKR has repurchased and canceled approximately 0.2 million additional outstanding common units for approximately $2.2 million. For additional information regarding units repurchased during the third quarter of 2016, see "--Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

Capital Commitments

The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which usually range from 2% to 5% of a fund's total capital commitments at final closing; however, the size of our general partner commitment to certain funds pursuing newer strategies and newer private equity funds such as Americas Fund XII may exceed this range. The following table presents our uncalled commitments to our active investment funds as of September 30, 2016:

Uncalled Commitments
Private Markets	($ in thousands)
Americas Fund XII	$1,000,000
Energy Income and Growth	130,900
European Fund IV	128,600
Real Estate Partners Americas	98,400
Global Infrastructure II	95,200
North America Fund XI	69,400
Real Estate Partners Europe	57,700
Asian Fund II	39,400
Co-Investment Vehicles	20,100
Other Private Markets Funds	454,900
Total Private Markets Commitments	2,094,600

Public Markets
Special Situations Fund	18,600
Special Situations Fund II	218,600
Mezzanine Partners	5,900
Lending Partners	8,300
Lending Partners II	9,500
Lending Partners Europe	34,100
Other Alternative Credit Vehicles	117,500
Total Public Markets Commitments	412,500

Total Uncalled Commitments	$2,507,100

As of September 30, 2016, KKR had unfunded commitments consisting of (i) $2,507.1 million, as shown above, to its active private equity and other investment vehicles, (ii) $58.6 million in connection with commitments by KKR's capital markets business, (iii) $128.6 million relating to Merchant Capital Solutions LLC and (iv) other investment commitments of $98.3 million. Whether these amounts are actually funded, in whole or in part depends on the terms of such commitments, including the satisfaction or waiver of any conditions to funding.

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

Merchant Capital Solutions

Merchant Capital Solutions LLC (MCS, formerly known as MerchCap Solutions LLC) is a joint venture partnership with Stone Point Capital. MCS seeks to provide capital markets services to mid-market and sponsor-backed companies as well as make certain balance sheet investments to support client needs. As of September 30, 2016, each of KKR and Stone Point have committed $150 million of equity to MCS to support its business for total equity commitments of $300 million. KKR's remaining unfunded commitment is approximately $128.6 million as of September 30, 2016. During the three months ended September 30, 2016, MCS became a consolidated subsidiary of KKR, and KKR is currently in discussions to fully redeem Stone Point Capital's interest in MCS.

Investment in Marshall Wace LLP

On November 2, 2015, KKR entered into a long-term strategic relationship with Marshall Wace LLP and its affiliates ("Marshall Wace") and acquired a 24.9% interest in Marshall Wace through a combination of cash and common units. Subject to the exercise of a put option by Marshall Wace or a call option by KKR, at subsequent closings to occur in the second, third and fourth years following the initial closing described above, and subject to satisfaction or waiver of certain closing conditions, including regulatory approvals, KKR may at each such closing subscribe (or be required to subscribe) for an incremental 5% equity interest, for ultimate aggregate ownership of up to 39.9% of Marshall Wace. The exercise of such options would require the use of cash and/or KKR common units. KKR's investment in Marshall Wace is accounted for using the equity method of accounting.

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

For the three and nine months ended September 30, 2016 and 2015, no cash payments have been made under the tax receivable agreement. As of September 30, 2016, $3.4 million of cumulative income tax savings have been realized. See "-Liquidity-Other Liquidity Needs- Contractual Obligations, Commitments and Contingencies" for a discussion of amounts payable and cumulative cash payments made under this agreement.

Distributions
A distribution of $0.16 per common unit has been declared, which will be paid on November 22, 2016 to holders of record of common units as of the close of business on November 4, 2016. Under KKR's distribution policy for its common units, KKR intends to make equal quarterly distributions to holders of common units in an amount of $0.16 per common unit per quarter.
A distribution of $0.421875 per Series A Preferred Unit has been declared and set aside for payment on December 15, 2016 to holders of record of Series A Preferred Units as of the close of business on December 1, 2016. A distribution of $0.406250 per Series B Preferred Unit has been declared and set aside for payment on December 15, 2016 to holders of record of Series B Preferred Units as of the close of business on December 1, 2016.
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

Contractual Obligations, Commitments and Contingencies on a Consolidated Basis

In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2016.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$6,342.0	$—	$—	$—	$6,342.0
Debt payment obligations (2)	902.3	827.9	1,373.2	14,184.1	17,287.5
Interest obligations on debt (3)	609.4	1,167.6	1,090.1	4,311.4	7,178.5
Underwriting commitments (4)	17.0	—	—	—	17.0
Lending commitments (5)	75.1	—	—	—	75.1
Other commitments (6)	192.0	31.8	1.8	1.3	226.9
Lease obligations	51.5	91.2	59.7	15.4	217.8
Corporate real estate (7)	—	292.5	—	—	292.5
Total	$8,189.3	$2,411.0	$2,524.8	$18,512.2	$31,637.3

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

(2)
Amounts include (i) the 2020 Senior Notes, 2043 Senior Notes and 2044 Senior Notes of $2.0 billion gross of unamortized discount, (ii) KFN 2041 Senior Notes and KFN 2042 Senior Notes of $0.4 billion, net of unamortized premium, (iii) KFN Junior Subordinated Notes of $0.3 billion, gross of unamortized discount, (iv) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $1.7 billion (v) debt securities issued by our consolidated CLOs of $7.8 billion and (vi) debt securities issued by our consolidated CMBS entities of $5.1 billion. On October 25, 2016 KFN announced it will redeem all of its outstanding 8.375% Senior Notes due 2041. See discussion under "-Recent Developments." KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CLOs and CMBS entities are supported solely by the investments held at the CLO and CMBS vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro-rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2016 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2016, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2016, a payable of $133.1 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2016, approximately $19.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of September 30, 2016, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $35.9 million.

Contractual Obligations, Commitments and Contingencies on an Unconsolidated Basis

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2016 on an unconsolidated basis before the consolidation of funds and CFEs. This table differs from the table presented above which sets forth contractual commitments on a consolidated basis principally because this table excludes the obligations of our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Uncalled commitments to investment funds (1)	$2,507.1	$—	$—	$—	$2,507.1
Debt payment obligations (2)	—	—	500.0	2,157.3	2,657.3
Interest obligations on debt (3)	152.3	300.3	268.4	2,525.8	3,246.8
Underwriting commitments (4)	11.0	—	—	—	11.0
Lending commitments (5)	47.6	—	—	—	47.6
Other commitments (6)	192.0	31.8	1.8	1.3	226.9
Lease obligations	51.5	91.2	59.7	15.4	217.8
Corporate real estate (7)	—	292.5	—	—	292.5
Total	$2,961.5	$715.8	$829.9	$4,699.8	$9,207.0

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

(2)
Represents the 2020 Senior Notes, 2043 Senior Notes, 2044 Senior Notes, KFN 2041 Senior Notes, KFN 2042 Senior Notes, and KFN Junior Subordinated Notes which are presented gross of unamortized discounts and net of unamortized premiums. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. On October 25, 2016 KFN announced it will redeem all of its outstanding 8.375% Senior Notes due 2041. See discussion under "-Recent Developments."

(3)
These interest obligations on debt represent estimated interest to be paid over the maturity of the related debt obligation, which has been calculated assuming the debt outstanding at September 30, 2016 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of September 30, 2016, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

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

The commitment table above excludes contractual amounts owed under the tax receivable agreement, because the ultimate amount and timing of the amounts due are not presently known. As of September 30, 2016, a payable of $133.1 million has been recorded in due to affiliates in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2016, approximately $19.0 million of cumulative cash payments have been made under the tax receivable agreement. See "—Liquidity Needs—Tax Receivable Agreement."

The commitment table above excludes certain contingent consideration payments that may be owed in connection with acquisitions and other investments because the ultimate amounts due are not presently known. As of September 30, 2016, the recorded amount of contingent consideration obligations where the amounts are not currently known was approximately $35.9 million.

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

The partnership documents governing our carry-paying funds, including funds and vehicles relating to private equity, mezzanine, infrastructure, energy, direct lending and special situations investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. Excluding carried interest received by the general partners of funds that were not contributed to us in the KPE Transaction, as of September 30, 2016, no carried interest was subject to this clawback obligation, assuming that all applicable carry paying funds were liquidated at their September 30, 2016 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been $2,310.8 million. Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded.

Prior to the KPE Transaction in 2009, certain principals who received carried interest distributions with respect to certain private equity funds contributed to us had personally guaranteed, on a several basis and subject to a cap, the contingent obligations of the general partners of such private equity funds to repay amounts to fund investors pursuant to the general partners' clawback obligations. The terms of the KPE Transaction require that principals remain responsible for any clawback obligations relating to carry distributions received prior to the KPE Transaction, up to a maximum of $223.6 million. Through investment realizations, the principals' potential exposure has been reduced to $148.4 million as of September 30, 2016. Using valuations as of September 30, 2016, no amounts are due with respect to the clawback obligation required to be funded by principals. Carry distributions arising subsequent to the KPE Transaction may give rise to clawback obligations that may be allocated generally to us and to persons who participate in the carry pool. Unlike the clawback obligation, we will be responsible for amounts due under a net loss sharing obligation and will indemnify principals for any personal guarantees that they have provided with respect to such amounts. In addition, guarantees of or similar arrangements relating to clawback or net loss sharing obligations in favor of third party investors in an individual investment partnership by entities we own may limit distributions of carried interest more generally.

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level I

Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date. The types of financial instruments included in this category are publicly-listed equities, credit investments and securities sold short. We classified 9.7% of total investments measured and reported at fair value as Level I at September 30, 2016.

Level II

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments included in this category are credit investments, investments and debt obligations of consolidated CLO entities, convertible debt securities indexed to publicly-listed securities, less liquid and restricted equity securities and certain over-the-counter derivatives such as foreign currency option and forward contracts. We classified 36.9% of total investments measured and reported at fair value as Level II at September 30, 2016.

Level III

Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments generally included in this category are private portfolio companies, real assets investments, credit investments, equity method investments for which the fair value option was elected and investments and debt obligations of consolidated CMBS entities. We classified 53.4% of total investments measured and reported at fair value as Level III at September 30, 2016. The valuation of our Level III investments at September 30, 2016 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments at such date.

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

When determining the weighting ascribed to each valuation methodology, we consider, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, the probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology. Across the Level III private equity investment portfolio, approximately 69.3% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of the Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2016, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology and a methodology based on pending sales for our Level III private equity investments were 38% and 45% and 17%, respectively.

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

On a segment basis, our energy real asset investments in oil and gas producing properties as of September 30, 2016 had a fair value of approximately $560 million. Based on this fair value, we estimate that an immediate, hypothetical 10% decline in the fair value of these energy investments from one or more adverse movements to the investments' valuation inputs would result in a decline in investment income of $56.0 million and a decline in net income attributable to KKR & Co. L.P. of $31.1 million, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P. As of September 30, 2016, if we were to value our energy investments using only the commodity prices as quoted on indices and did not use long-term commodity price forecasts, and also held all other inputs to their valuation constant, we estimate that investment income would have been approximately $66 million lower, resulting in a lower amount of net income attributable to KKR & Co. L.P. of approximately 55.6% of the overall decrease in investment income, after deducting amounts that are attributable to noncontrolling interests held by KKR Holdings L.P.

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

For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR’s valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than pre-set value thresholds and which in the aggregate comprise less than 5% of the total value of KKR’s Level III Private Markets investments. For credit investments, an independent valuation firm is generally engaged by KKR with respect to most investments classified as Level III. The valuation firm either provides a valuation range from which KKR’s investment professionals select a point in the range to determine the preliminary valuation or performs certain procedures in order to assess the reasonableness and provide positive assurance of KKR’s valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted to their respective valuation sub-committees. As of September 30, 2016, less than 5% of the total value of our Level III credit investments are not valued with the engagement of an independent valuation firm.

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

As of September 30, 2016, upon completion by, where applicable, an independent valuation firm of certain limited procedures requested to be performed by them on certain investments, the independent valuation firm concluded that the fair values, as determined by KKR, of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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

Changes in the fair value of investments impacts the amount of carried interest that is recognized as well as the amount of investment income that is recognized for investments held directly and through our consolidated funds as described below. We estimate that an immediate 10% decrease in the fair value of investments held directly and through consolidated investment funds generally would result in a commensurate change in the amount of net gains (losses) from investment activities for investments held directly and through investment funds and a more significant impact to the amount of carried interest recognized, regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. With respect to consolidated investment funds, the impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value of our consolidated funds would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments.

As of September 30, 2016, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of September 30, 2016, investments which represented greater than 5% of total reportable segments investments consisted of only First Data Corporation valued at $1,047.4 million. Our investment income can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of First Data Corporation (NYSE: FDC) and Walgreens Boots Alliance, Inc. (NASDAQ: WBA). For the three months ended September 30, 2016, the increase in the stock price of First Data Corporation increased economic net income on a segment basis by approximately $205 million. For the nine months ended September 30, 2016, the reduction in the stock price of First Data Corporation reduced economic net income on a segment basis by approximately $275 million. See "--Business Environment" for a discussion on the impact of global equity markets on our financial condition and "--Segment Balance Sheet" for additional information regarding our largest holdings on a segment basis.

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

Most of our historical private equity funds that provide for carried interest do not have a preferred return. For these funds, the management company is required to refund up to 20% of any management fees earned from its limited partners in the event that the fund recognizes carried interest. At such time as the fund recognizes carried interest in an amount sufficient to cover 20% of the management fees earned or a portion thereof, a liability due to the fund’s limited partners is recorded and revenue is reduced for the amount of the carried interest recognized, not to exceed 20% of the management fees earned. The refunds to the limited partners are paid, and liabilities relieved, at such time that the underlying investment is sold and the associated carried interest is realized. In the event that a fund’s carried interest is not sufficient to cover all or a portion of the amount that represents 20% of the earned management fees, such management fees would be retained and not returned to the funds’ limited partners.

Most of our newer investment funds that provide for carried interest, however, have a preferred return. In this case, the management company does not refund the management fees earned from the limited partners of the fund as described above. Instead, the management fee is effectively returned to the limited partners through a reduction of the realized gain on which carried interest is calculated. To calculate the carried interest, KKR calculates whether a preferred return has been achieved based on an amount that includes all of the management fees paid by the limited partners as well as the other capital contributions and expenses paid by them to date. To the extent the fund has exceeded the preferred return at the time of a realization event, and subject to any other conditions for the payment of carried interest like netting holes, carried interest is distributed to the general partner. Until the preferred return is achieved, no carried interest is recorded. Thereafter, the general partner is entitled to a catch up allocation such that the general partner’s carried interest is paid in respect of all of the fund’s net gains, including the net gains used to pay the preferred return, until the general partner has received the full percentage amount of carried interest that the general partner is entitled to under the terms of the fund. In general, investment funds that entitle the management company to receive an incentive fee have a preferred return and are calculated on a similar basis that takes into account management fees paid.

Recently Issued Accounting Pronouncements

For a full discussion of recently issued accounting pronouncements, please see the notes to the condensed consolidated financial statements "--Item 1. Condensed Consolidated Financial Statements (Unaudited)--Summary of Significant Accounting Policies."

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There was no material change in our market risks during the three months ended September 30, 2016. For additional information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief

Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The section entitled “Litigation” appearing in Note 17 “Commitments and Contingencies” of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A.  Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and subsequent quarterly reports on Form 10-Q, which are each filed with the SEC. In addition, to our knowledge, none of our activities during quarter ended September 30, 2016, are required to be disclosed pursuant to the Iran Threat Reduction and Syrian Human Rights Act of 2012, except as disclosed in Exhibit 99.1 to this report, which is incorporated herein by reference.  Such information updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Unit Repurchases in the Third Quarter of 2016

The table below sets forth the information with respect to purchases made by or on behalf of KKR & Co. L.P. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common units during the third quarter of 2016.

Issuer Purchases of Common Units
(amounts in thousands, except unit and per unit amounts)

	Total Number of Units Purchased	Average Price Paid Per Units	Cumulative Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2016 to July 31, 2016)	1,308,700	$12.62	30,632,247	$56,338
Month #2 (August 1, 2016 to August 31, 2016)	372,100	$14.76	31,004,347	$50,845
Month #3 (September 1, 2016 to September 30, 2016)	303,381	$15.42	31,307,728	$46,166
Total through September 30, 2016	1,984,181
Purchases subsequent to September 30, 2016:
(October 1, 2016 to October 13, 2016)	174,600	$12.86	31,482,328	$43,920
Total through October 13, 2016	2,158,781

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

Subsequent to the third quarter of 2016, in addition to the units repurchased as described in the table above, (1) cash was used to pay the amount of withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to the Equity Incentive Plan and (2) cash was delivered in respect of certain awards granted pursuant to the Equity Incentive Plan and Other Exchangeable Securities. These payments amounted to approximately $23.5 million and represented the equivalent of equity awards representing 1,646,410 KKR common units. Since cash was used to settle the amounts in (1) and (2) above, 1,646,410 KKR common units were canceled, and accordingly, such units are no longer included in KKR's common unit count on a fully diluted basis.

Additionally, during the third quarter of 2016, 1,986,859 KKR Group Partnership Units were exchanged by KKR Holdings and its principals for an equal number of our common units, resulting in an increase in our ownership of the KKR Group Partnerships and a corresponding decrease in the ownership of the KKR Group Partnerships by KKR Holdings.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On November 2, 2016, the board of directors of the general partner of KKR consented to a modification of the KKR Holdings units subject to market price and service-based vesting requirements that were previously awarded to each of our Chief Administrative Officer, Chief Financial Officer, and General Counsel and Secretary on February 25, 2016. Such awards were modified by the general partner of KKR Holdings L.P. to eliminate the market price vesting condition and modify the service-based vesting schedule to provide that the awards will vest in equal annual installments beginning on May 1, 2017 and ending May 1, 2021, subject to the grantee’s continued service through the applicable service vesting dates. These awards are subject to additional transfer restrictions after vesting and minimum retained ownership requirements. These modified awards were granted from outstanding but previously unallocated units of KKR Holdings L.P., and consequently do not increase the number of KKR Holdings units outstanding. The expense associated with these awards will not impact economic net income as reported on a segment basis.

ITEM 6.  Exhibits.

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR & CO. L.P.

By: KKR Management LLC
Its General Partner

		By:	/s/ William J. Janetschek
William J. Janetschek
Chief Financial Officer
(principal financial and accounting officer of KKR Management LLC)

DATE:	November 4, 2016

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and September 30, 2015, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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